Form 10-Q
period 2015-03-31
FIBROGEN INC
filed 2015-05-12
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(415) 978-1200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2015 was 59,268,249.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$128,369	$165,455
Short-term investments	14,322	14,364
Accounts receivable ($5,278 and $5,033 from a related party)	6,963	13,453
Prepaid expenses and other current assets	5,746	4,966

Total current assets	155,400	198,238
Restricted cash	7,254	7,254
Long-term investments	139,518	144,269
Property and equipment, net	131,660	132,171
Other assets	1,708	1,596

Total assets	$435,540	$483,528

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$2,433	$4,551
Accrued liabilities ($4,564 and $4,594 to related parties)	42,466	48,985
Deferred revenue	9,058	9,218

Total current liabilities	53,957	62,754
Long-term portion of lease financing obligations	96,873	96,818
Product development obligations	14,774	16,465
Deferred rent	5,024	5,131
Deferred revenue, net of current	60,326	60,988
Other long-term liabilities	699	696

Total liabilities	231,653	242,852
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2015 and December 31, 2014; 59,268 and 59,046 shares issued and outstanding at March 31, 2015 and December 31, 2014	593	590
Additional paid-in capital	553,411	546,247
Accumulated other comprehensive loss	(738)	(3,149)
Accumulated deficit	(368,650)	(322,283)

Total stockholders’ equity	184,616	221,405
Non-controlling interests	19,271	19,271
Total equity	203,887	240,676

Total liabilities and equity	$435,540	$483,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
License and milestone revenue (includes $4,692 and $2,742 from a related party)	$11,506	$14,685
Collaboration services and other revenue (includes $634 and $750 from a related party)	4,792	3,191

Total revenue	16,298	17,876
Operating expenses:
Research and development	50,539	25,650
General and administrative	10,482	6,432

Total operating expenses	61,021	32,082

Loss from operations	(44,723)	(14,206)
Interest expense	(2,758)	(2,726)
Interest and other income, net	843	692

Loss before income taxes	(46,638)	(16,240)
Benefit from income taxes	271	—

Net loss	$(46,367)	$(16,240)

Net loss per basic and diluted share	$(0.78)	$(1.23)
Weighted average number of common shares used in net loss per basic and diluted share	59,197	13,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(46,367)	$(16,240)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,705	10
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	711	(540)
Reclassification from accumulated other comprehensive loss	(5)	—

Net change in unrealized gain (loss) on available-for-sale investments	706	(540)

Other comprehensive income (loss), net of taxes:	2,411	(530)

Comprehensive loss	$(43,956)	$(16,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(46,367)	$(16,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,388	912
Amortization of premium on investments	768	171
Stock-based compensation	6,446	795
Tax benefit on unrealized gain on available-for-sale securities	(271)	—
Changes in operating assets and liabilities:
Accounts receivable	6,490	(3,650)
Prepaid expenses and other current assets	(780)	(230)
Other assets	(112)	(80)
Accounts payable	(2,118)	81
Accrued liabilities	(7,048)	(726)
Deferred revenue	(822)	3,195
Lease financing liability	156	150
Other long-term liabilities	80	101

Net cash used in operating activities	(42,190)	(15,521)

Investing activities
Purchases of property and equipment	(448)	(2,331)
Proceeds from maturities of available-for-sale securities	5,000	14,546

Net cash provided by investing activities	4,552	12,215

Financing activities
Repayments of lease liability	(101)	(101)
Proceeds from issuance of common stock upon exercise of stock options	721	37

Net cash provided by (used in) financing activities	620	(64)

Effect of exchange rate change on cash and cash equivalents	(68)	(9)

Net decrease in cash and cash equivalents	(37,086)	(3,379)
Cash and cash equivalents at beginning of period	165,455	76,332

Cash and cash equivalents at end of period	$128,369	$72,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Operations and Summary of Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen,” the “Company,” or “we” and other similar pronouns) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs. Our focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. Our most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). FG-3019 is our monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and liver fibrosis. We have taken a global approach with respect to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”).

On November 10, 2014, we effected a 1-for-2.5 reverse split of our common stock. Upon the effectiveness of the reverse stock split, (i) every 2.5 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option or warrant to purchase common stock is exercisable was proportionally decreased on a 1-for-2.5 basis, (iii) the exercise price of each outstanding option or warrant to purchase common stock was proportionately increased on a 1-for- 2.5 basis, (iv) the exchange ratio for each share of outstanding FibroGen Europe Oy (“FibroGen Europe”) share of stock which is exchangeable into our common stock was proportionately reduced on a 1-for-2.5 basis, and (v) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-2.5 basis. All of the outstanding common stock share numbers (including shares of common stock which our outstanding preferred stock shares were convertible into), common stock warrants, share prices, exercise prices and per share amounts have been adjusted in these condensed consolidated financial statements, on a retroactive basis, to reflect this 1-for-2.5 reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split.

On November 19, 2014, we closed the initial public offering of our common stock. In our initial public offering, we sold 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Net proceeds from our initial public offering and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. AstraZeneca AB (“AstraZeneca”), one of our collaboration partners, agreed to purchase from us concurrently with the closing of our initial public offering in a private placement shares of our common stock with an aggregate purchase price of $20.0 million at a price per share equal to the initial public offering price. Upon the closing of our initial public offering, all outstanding shares of our convertible preferred stock automatically converted into 33,919,954 shares of common stock. Upon the closing of our initial public offering, 958,996 shares of FibroGen Europe convertible preferred stock were converted into shares of our common stock. Our proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

Basis of Presentation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe and FibroGen China Anemia Holdings, Ltd. (“FibroGen China”). All inter-company transactions and balances have been eliminated in consolidation. We operate in one segment—the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The December 31, 2014 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2014, but does not include all disclosures required by accounting principles generally accepted in the United States.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In our opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.

Fair Value of Financial Instruments

We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Our valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. We classify these inputs into the following hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Unobservable inputs and little, if any, market activity for the assets.

The assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. In addition, the categories presented do not suggest how prices may be affected by the size of the purchases or sales, particularly with the largest highly liquid financial issuers who are in markets continuously with non-equity instruments, or how any such financial assets may be impacted by other factors such as U.S. government guarantees. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Carrying amounts of certain of our financial instruments including cash equivalents, investments, receivables, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Revenue Recognition

Substantially all of our revenues to date have been generated from our collaboration agreements.

Our collaboration agreements include multiple deliverables, and we, therefore, follow the guidance in Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition–Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25:

•	provides guidance on how deliverables in an arrangement should be separated and how the arrangement consideration should be allocated to the separate units of accounting;

•	requires an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”), or (iii) best estimate of selling price (“BESP”); and

•	requires the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative selling price.

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

Payments or reimbursements resulting from our research and development efforts for those arrangements where such efforts are considered as deliverables are recognized as the services are performed and are presented on a gross basis. To the extent payments are required to be made to the collaboration partners pursuant to research and development efforts, those costs are charged to research and development using the guidance pursuant to ASC Topic 605-250, “Customer Payments and Incentives”, which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling prices unless the vendor receives an identifiable benefit in exchange for the consideration that is sufficiently separable from the recipient’s purchase of the vendor’s products, and the vendor can reasonably estimate the fair value of the benefit.

Each of our collaboration agreements includes milestones for which we follow ASC Topic 605-28, “Revenue Recognition—Milestone Method” (“ASC 605-28”). ASC 605-28 establishes the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. Determining whether a milestone is substantive is a matter of judgment and that assessment must be made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. Payments for achieving milestones which are not considered substantive are treated as additional arrangement consideration and are allocated following the relative selling price method previously described.

Net Loss per Share

Immediately prior to the initial public offering, the Company had authorized 125,000,000 shares of Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Royalty Acquisition Preferred Stock and Series G-1 Preferred Stock are collectively referred to as the “Junior Preferred Stock”. The Series E Redeemable Convertible Preferred Stock and Series F Redeemable Convertible Preferred Stock are collectively referred to as the “Senior Preferred Stock”. As of December 31, 2014, there was no outstanding convertible preferred stock as all issued and outstanding preferred stock were converted to common stock at the closing of the Company’s initial public offering in November 2014.

Prior to the IPO, we applied the two-class method to calculate basic and diluted net loss per share of common stock. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Junior Preferred Stock were participating securities due to their dividend rights and the Senior Preferred Stock had stated dividend rates. Our participating securities were not included in the computation of net loss per share in periods of net loss because the preferred stockholders have no contractual obligation to participate in losses.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Senior Preferred Stock	—	15,336
Junior Preferred Stock	—	18,584
Employee stock options	15,377	11,058
RSUs granted	1,002	—
Warrants	173	173
FibroGen Europe preferred stock	—	959

Total anti-dilutive securities	16,552	46,110

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this ASU will be the first quarter of fiscal year 2017 using one of two retrospective application methods. In April 2015, the FASB proposed deferring the effective date by one year to the first quarter of fiscal year 2018 and proposed permitting early adoption, but not before the original effective date of the first quarter of fiscal year 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, we entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). The Japan Agreement also provides for additional development and regulatory approval milestone payments up to $117.5 million, a commercial sales related milestone of $15.0 million and additional consideration based on net sales (as defined) in the low 20% range after commercial launch.

Europe Agreement

In April 2006, we entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million. Under the Europe Agreement, Astellas committed to fund fifty percent of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

AstraZeneca Agreements

U.S./Rest of World Agreement

Effective July 30, 2013, we entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the United States and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which we expect to receive in various amounts through June 2016, of which $82.0 million was received as of December 31, 2013 and were determined to be fixed and determinable upon the execution of the collaboration agreement. Out of the remaining payments of $292.0 million, which are contractually due, $230.0 million have extended payment terms and, accordingly, are not considered to be fixed or determinable upon the execution of the agreement. As such, for these remaining payments, the amount of revenue recognized is limited to the amount of cash consideration received; additionally, for each of the amounts received, the amount of revenue recognized will be determined on the basis of applying the relative selling price method to each of the units of accounting underlying the agreement as further described below. Further, $62.0 million of the remaining payment is contingent upon the occurrence of a specified event and accordingly is also not considered fixed or determinable. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million.

Under the U.S./RoW Agreement, we and AstraZeneca will share equally in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million. Any additional development costs incurred by us during the development period in excess of the $233.0 million (aggregated spend) will be fully reimbursed by AstraZeneca. AstraZeneca will pay us tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition we will receive a transfer price for delivery of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

China Agreement

Effective July 30, 2013, we (through our subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million, of which $16.2 million was received as of December 31, 2013 and was determined to be fixed and determinable upon the execution of the collaboration agreement. The remainder of the upfront payments of $12.0 million had extended payment terms and, accordingly, is not considered to be fixed or determinable upon the execution of the agreement. This payment of $12.0 million was received as of March 31, 2014. In addition, the China Agreement provides for AstraZeneca to pay regulatory approval and other approval related milestones of up to $161.0 million. The China Agreement also provides for sales related milestone payments of up to $167.5 million and contingent payments of $20.0 million related to possible future compounds. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development.

Accounting for the Astellas Agreements

For each of the Astellas agreements, we evaluated the deliverables within the respective arrangements and separated them into various units of accounting.

Deliverables that did not provide standalone value have been combined with other deliverables to form a unit of accounting that collectively has standalone value, with revenue being recognized on the combined unit of accounting, rather than the individual deliverables. There are no right-of-return provisions for the delivered items in the Astellas agreements.

For the Astellas agreements, we allocated arrangement consideration to various units of accounting based on BESP of each deliverable within each unit of accounting using the relative selling price method as we did not have VSOE or TPE of selling price for such deliverables. Arrangement consideration includes non-contingent upfront payments of $360.1 million and cumulative co-development billings of $109.3 million (for the Europe Agreement) as of March 31, 2015.

For the technology license under the Japan Agreement and Europe Agreement, BESP was determined primarily by using the discounted cash flow (“DCF”) method, which aggregates the present value of future cash flows to determine the valuation as of the effective date of each of the agreements. The DCF method involves the following key steps: 1) the determination of cash flow forecasts and 2) the selection of a range of comparative risk-adjusted discount rates to apply against the cash flow forecasts. The discount rates selected were based on expectations of the total rate of return, the rate at which capital would be attracted to the Company and the level of risk inherent within the Company. The discounts applied in the DCF analysis ranged from 17.5% to 20.0%. Our cash flow forecasts were derived from probability-adjusted revenue and expense projections by territory. Such projections included consideration of taxes and cash flow adjustments. The probability adjustments were made after considering the likelihood of technical success at various stages of clinical trials and regulatory approval phases. BESP also considered certain future royalty payments associated with commercial performance of our compounds, transfer prices and expected gross margins.

The units of accounting that were analyzed, along with their general timing of delivery or performance of service and general timing of revenue recognition, are as follows:

•	License to our technology existing at the effective date of the agreements. For both of the Astellas agreements, the license was delivered at the beginning of the agreement terms, or when the agreements were signed, and any contingencies had been removed. In both cases, we concluded at the time of the agreement that our collaboration partner, Astellas, would have the knowledge and capabilities to exploit the licenses without our further involvement. However, the Japan Agreement with Astellas has contractual limitations that might affect Astellas’ ability to exploit the license and therefore, potentially, the conclusion as to whether the license provides stand-alone value. In the Japan agreement, Astellas does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the agreement should lead to a conclusion that the license did not have stand-alone value, we considered the intent of the parties and the substantive reasons that led to that feature of the agreement.

•	In the case of the Japan Agreement, we retained manufacturing rights largely because of the way the parties chose for FibroGen to be compensated under the agreement. At the time the agreement was signed, we believed that it was more advantageous upon commercialization to have a transfer price revenue model in place as opposed to a traditional sales-based model. We and Astellas could have structured the arrangement with a transfer of manufacturing rights and compensated us through a royalty or other feature without significantly diminishing the prospects of the drug product. Therefore, we determined that the license in Japan provides stand-alone value to the customer despite the lack of manufacturing rights.

•	License to our technology developed during the term of the agreement and development (referred to as “when and if available”) and information sharing services. These deliverables are generally delivered throughout the term of the agreements and are recognized as revenue as the services are provided.

•	Co-development services (Europe Agreement). This deliverable relates to co-development services that were reasonably expected to be performed by us at the time the collaboration agreement was signed. Revenue is recognized as reimbursements for such co-development services are earned. The period related to this deliverable represented our determination of the non-contingent performance period, which was estimated to be 36 months for the Europe Agreement from the signing of the agreement. There was no provision for co-development services in the Japan agreement.

•	Manufacturing of clinical supplies of products. This deliverable is satisfied as supplies for clinical product are delivered for use in our clinical trial programs during the development period, or pre-commercialization period. Revenue is recognized based on the estimated proportion of the development services performed during the development period. These estimates are made at the beginning of each accounting period and will likely change throughout the course of the terms of both agreements. As new information related to these estimates becomes available, we may adjust the timing of revenue recognition related to this unit of accounting.

•	Manufacturing commercial supplies of products. This deliverable is satisfied and revenue is recognized as supplies are shipped for commercial use during the commercialization period. As this deliverable is considered a contingent deliverable, it is outside the scope of the initial allocation of upfront and other consideration.

•	Committee service. This deliverable is satisfied and revenue is recognized throughout the course of the various agreements as meetings are attended.

Any consideration received for each Astellas agreement after the initial proceeds on the agreement signing date were also (and will be also) allocated to the various units of accounting above per agreement using the relative selling price method under ASC 605-25-30-2 and 30-5.

Under the Europe Agreement, we are also eligible to receive from Astellas an aggregate of approximately $425.0 million in potential milestone payments, comprised of (i) up to $90.0 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $335.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $25.0 million in milestone payments in connection with receipt of marketing approval in Russia. Clinical milestone payments of $40.0 million and $50.0 million were received in 2010 and 2012. We evaluated the criteria under ASC 605-28 (as disclosed in Note 1) and concluded that each of those milestones was substantive.

Under the Japan Agreement, we are also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $95.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. A clinical milestone payment of $12.5 million was received in 2013. We evaluated the criteria under ASC 605-28 (as disclosed in Note 1) and concluded that the aforementioned milestone was substantive.

Accounting for the AstraZeneca Agreements

We considered the criteria in AICPA TIS Section 5100.39 in evaluating whether the U.S./RoW and China Agreements should be accounted for as a single arrangement and concluded that the agreements should be accounted for as a single arrangement as the presumption under the guidance is that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. Accordingly, upfront and other non-contingent arrangement consideration received and to be received has been and will be pooled together and allocated to each of the units of accounting in both the U.S./RoW and China Agreements based on their relative fair values.

We evaluated the deliverables within the arrangement and has separated them into various units of accounting. Deliverables that did not provide stand-alone value have been combined with other deliverables to form a unit of accounting that collectively has stand-alone value, with revenue being recognized on the combined unit of accounting, rather than the individual deliverables. There are no right-of-return provisions for the delivered items in the agreements.

For the technology license under the AstraZeneca U.S./RoW Agreement, BESP was determined based on a two-step process. The first step involved determining an implied royalty rate that would result in the net present value of future cash flows to equal to zero (i.e. where the IRR on the transaction would equal the target return for the investment). This results in an upper bound estimation of the magnitude of royalties that a hypothetical acquirer would reasonably pay for the forecasted cash flow stream. Our cash flow forecasts were derived from probability-adjusted revenue and expense projections. Such projections included consideration of taxes and cash flow adjustments. The probability adjustments were made after considering the likelihood of technical success at various stages of clinical trials and regulatory approval phases. The second step involved applying the implied royalty rate, which was determined to be 40%, against the probability-adjusted projected net revenues by territory and determining the value of the license as the net present value of future cash flows after adjusting for taxes. The discount rate utilized was 17.5%.

U.S./RoW Agreement:

The units of accounting that were analyzed, along with their general timing of delivery or performance of service and general timing of revenue recognition, are as follows:

•	License to our technology existing at the effective date of the agreements. For the U.S./RoW Agreement, the license was delivered at the beginning of the agreement terms as all contingencies had been removed. We concluded that AstraZeneca has the knowledge and capabilities to exploit the U.S./RoW license without our further involvement.

•	Co-development services. This deliverable relates to co-development services which were reasonably expected to be performed by us at the time the U.S./RoW Agreement was signed. Revenue is recognized as reimbursements for such co-development services are earned. The period related to this deliverable represented our determination of the non-contingent performance period, which was estimated to be 65 months from the signing of the U.S./RoW Agreement.

•	Manufacturing of clinical supplies of products. This deliverable is satisfied as supplies for clinical product are delivered for use in our clinical trial programs during the development period, or pre-commercialization period. Revenue is recognized based on the estimated proportion of the development services performed during the development period. These estimates are made at the beginning of each accounting period and will likely change throughout the course of the agreements. As new information related to these estimates becomes available, we may adjust the timing of revenue recognition related to this unit of accounting.

•	Manufacturing commercial supplies of products. This deliverable is satisfied and revenue is recognized as supplies are shipped for commercial use during the commercialization period. As this deliverable is considered a contingent deliverable, it is outside the scope of the initial allocation of upfront and other consideration.

•	Committee service. This deliverable is satisfied and revenue is recognized throughout the course of the various agreements as meetings are attended.

Under the U.S./RoW Agreement, we are also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in a non-substantive deferred approval milestone, which would be paid if certain competitors do not launch a HIF compound in the U.S. on or before January 1, 2023, and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events.

China Agreement:

The units of accounting that were analyzed, along with their general timing of delivery or performance of service and general timing of revenue recognition, are as follows:

•	License to our technology existing at the effective date of the agreement. The license was delivered at the beginning of the agreement term as all contingencies had been removed. However, the China Agreement with AstraZeneca has contractual limitations that might affect AstraZeneca’s ability to exploit the license and therefore, potentially, the conclusion as to whether the license provides stand-alone value. In the China Agreement, AstraZeneca does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the arrangement should lead to a conclusion that the license did not have stand-alone value, we considered the intent of the parties and the substantive reasons that led to that feature of the agreement.

For the China Agreement, we retained manufacturing rights as an essential part of a strategy to pursue domestic regulatory pathway for product approval which requires the regulatory licensure of the manufacturing facility in order to commence commercial shipment. The prospects for the collaboration as a whole would have been substantially different had manufacturing rights been provided to AstraZeneca. Because the retention of manufacturing rights by us was a significant factor in the collaboration strategy, rather than simply a mechanism to properly compensate us, we concluded that the license and development services do not have stand-alone value apart from the manufacturing rights. Accordingly, all the deliverables identified, including co-development services, under the China Agreement have been treated as a single unit of account and all revenue allocable to this unit of account is deferred until delivery of commercial drug product has begun. Upon commencement of delivery of commercial drug product, revenue would be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Under the China Agreement, we are also eligible to receive from AstraZeneca an aggregate of approximately $328.5 million in potential milestone payments, comprised of (i) up to $15.0 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $167.5 million in milestone payments upon the achievement of specified commercial sales events.

As we are accounting for both the U.S./RoW and China Agreements as one arrangement, any consideration received after the initial proceeds on the agreement signing date were also (and will be also) allocated to the various units of accounting above using the relative selling price method under ASC 605-25-30-2 and 30-5.

Summary of revenue recognized under the collaboration agreements

The table below summarizes the accounting treatment for the various deliverables pursuant to each of the Astellas and AstraZeneca agreements. License amounts identified below are included in the “License and milestone revenue” line item in the condensed consolidated statements of operations. All other elements identified below are included in the “Collaboration services and other revenue” line item in the condensed consolidated statements of operations.

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2015	2014
Japan	License	$437	$75
	Milestones	—	—

	Total license and milestone revenue	$437	$75
	Collaboration services revenue*	$58	$87

As of March 31, 2015, the total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2015	Deferred Revenue at March 31, 2015	Total Consideration Through March 31, 2015
License	$41,659	$—	$41,659
When and if available compounds	11	30	41
Manufacturing—clinical supplies	1,831	108	1,939
Committee services	14	2	16

Total license and collaboration services revenue	$43,515	$140	$43,655

*	When and if available compounds, manufacturing—clinical supplies and committee services have each been identified as separate units of accounting with standalone value and amounts allocable to these elements have been recognized and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2015	2014
Europe	License	$4,255	$2,667
	Milestones	—	—

	Total license and milestone revenue	$4,255	$2,667
	Collaboration services revenue*	$576	$664

As of March 31, 2015, the total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2015	Deferred Revenue at March 31, 2015	Total Consideration Through March 31, 2015
License	$387,894	$—	$387,894
When and if available compounds	294	444	738
Manufacturing—clinical supplies	8,636	655	9,291
Development services—in progress	31,078	—	31,078
Committee services	247	22	269

Total license and collaboration services revenue	$428,149	$1,121	$429,270

*	When and if available compounds, manufacturing—clinical supplies, development services—in progress at the time of signing of the agreement, and committee services have each been identified as a separate unit of accounting with standalone value and amounts allocable to these units have been recognized in revenue as services are performed and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2015	2014
U.S. / RoW	License	$6,814	$11,943
	Milestones	—	—

	Total license and milestone revenue	$6,814	$11,943
	Collaboration services revenue*	$4,138	$2,435
	China single unit of accounting**	—	—

As of March 31, 2015, the total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2015	Deferred Revenue at March 31, 2015	Total Consideration Through March 31, 2015
License	$182,188	$—	$182,188
Co-development, information sharing & committee services	24,698	30,693	55,391
Manufacturing—clinical supplies	104	86	190
China-single unit of accounting	—	37,344	37,344

Total license and collaboration services revenue	$206,990	$68,123	$275,113

*	Co-development, information sharing, and committee services have been combined into a single unit of accounting because the requirements to share information and serve on committees are useful only in combination with the development services, and because all three items are delivered over the same period while manufacturing—clinical supplies has been identified as a separate unit of accounting with standalone value and amounts allocable to this unit of accounting have been recognized and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.
**	All revenues attributable to the China unit of accounting are deferred until all deliverables are met. The China license and collaboration services elements have been combined into a single unit of accounting and consideration allocable to this unit is being deferred due to FibroGen’s retention of manufacturing rights and lack of standalone value.

In May 2015, we earned a $15.0 million development milestone under the U.S./RoW Agreement as a result of the finalization of our two audited carcinogenicity study reports.

Other Revenues

Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and collagen feasibility sales. Other revenues were immaterial for all periods presented.

Deferred Revenue

Deferred revenue represents amounts billed to our collaboration partners for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying deliverables. The long term portion of deferred revenue represents amounts to be recognized after one year through the end of the non-contingent performance period of the underlying deliverables. The long term portion of deferred revenue also includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China, which is not expected to occur within the next year.

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$153,631	$—	$153,631
Equity investments	209	—	—	209

Sub-total	209	153,631	—	153,840
Money market funds	9,255	—	—	9,255

Total	$9,464	$153,631	$—	$163,095

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$158,432	$—	$158,432
Equity investments	201	—	—	201

Sub-total	201	158,432	—	158,633
Money market funds	13,802	—	—	13,802

Total	$14,003	$158,432	$—	$172,435

Our Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs.

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,276	$97,276

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cease-use liability	$—	$—	$184	$184
Lease financing obligations	—	—	97,221	97,221

Total	$—	$—	$97,405	$97,405

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash	$119,114	$151,653
Money market funds	9,255	13,802

Total cash and cash equivalents	$128,369	$165,455

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$152,924	$781	$(74)	$153,631
Equity investments	125	84	—	209

Total investments	$153,049	$865	$(74)	$153,840

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$158,692	$254	$(514)	$158,432
Equity investments	124	77	—	201

Total investments	$158,816	$331	$(514)	$158,633

At March 31, 2015 all of the available-for-sale investments had contractual maturities within four years. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our available-for-sale investments at March 31, 2015 were temporary in nature. All marketable securities with unrealized losses at March 31, 2015 have been in a loss position for less than twelve months.

As of March 31, 2015, a total of $32.0 million of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Preclinical and clinical trial accruals	$26,823	$25,418
Payroll and related accruals	8,876	15,608
Professional services	3,271	2,401
Other	3,496	5,558

Total accrued liabilities	$42,466	$48,985

5.	Stock-Based Compensation

Stock-based compensation related to options granted is allocated to research and development and general and administrative expense for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$4,222	$475
General and administrative	2,224	320

Total stock-based compensation expense	$6,446	$795

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	5.2	—
Expected volatility	70%	—%
Risk-free interest rate	1.4	—
Expected dividend yield	—	—
Weighted average estimated fair value	$17.49	$—

6.	Income Taxes

We recorded a benefit for income taxes for the three months ended March 31, 2015 primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. We did not record a provision for income taxes for the three months ended March 31, 2014 as we generated a net operating loss for the fiscal year ended December 31, 2014.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

7.	Related Party Transactions

Astellas is an equity investor of ours and, therefore, considered a related party. During the three months ended March 31, 2015 and 2014, we recorded revenue related to collaboration agreements with Astellas of $5.3 million and $3.5 million. During the three months ended March 31, 2015 and 2014, we recorded expense related to collaboration agreements with Astellas of $3.0 million and $2.1 million.

As of March 31, 2015 and December 31, 2014, accounts receivable from Astellas were $5.3 million and $5.0 million and amounts due to Astellas were $4.5 million and $4.3 million.

Julian N. Stern, a director of ours since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. We retain Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property. During the three months ended March 31, 2015 and 2014, the payments made by us to Goodwin Procter LLP were not material. As of March 31, 2015 and December 31, 2014, amounts due to Goodwin Proctor LLP were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 26, 2015.

Special Note Regarding Forward-Looking Statements

The following discussion and information contained elsewhere in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q and are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We were incorporated in 1993 in Delaware and are a research-based, biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs. We have capitalized on our extensive experience in fibrosis and hypoxia-inducible factor (“HIF”) biology to generate multiple programs targeting various therapeutic areas. Roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). FG-3019 is our monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and liver fibrosis. We have taken a global approach with respect to our product candidates, and this includes development and commercialization of product candidates in the People’s Republic of China (“China”).

On November 10, 2014, we effected a 1-for-2.5 reverse split of our common stock. Upon the effectiveness of the reverse stock split, (i) every 2.5 shares of outstanding common stock were combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option or warrant to purchase common stock is exercisable was proportionally decreased on a 1-for-2.5 basis, (iii) the exercise price of each outstanding option or warrant to purchase common stock was proportionately increased on a 1-for- 2.5 basis, (iv) the exchange ratio for each share of outstanding FibroGen Europe Oy (“FibroGen Europe”) share of stock which is exchangeable into our common stock was proportionately reduced on a 1-for-2.5 basis, and (v) the conversion ratio for each share of outstanding preferred stock which is convertible into our common stock was proportionately reduced on a 1-for-2.5 basis. All of the outstanding common stock share numbers (including shares of common stock which our outstanding preferred stock shares were convertible into), common stock warrants, share prices, exercise prices and per share amounts have been adjusted in these condensed consolidated financial statements, on a retroactive basis, to reflect this 1-for-2.5 reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split.

On November 19, 2014, we closed the initial public offering of our common stock. In our initial public offering, we sold 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Net proceeds from our initial public offering and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. AstraZeneca AB (“AstraZeneca”), one of our collaboration partners, agreed to purchase from us concurrently with the closing of our initial public offering in a private placement shares of our common stock with an aggregate purchase price of $20.0 million at a price per share equal to the initial public offering price. Upon the closing of our initial public offering, all outstanding shares of our convertible preferred stock automatically converted into 33,919,954 shares of common stock. Upon the closing of our initial public offering, 958,996 shares of FibroGen Europe convertible preferred stock were converted into shares of our common stock. Our proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

Financial Highlights

In the first quarter of 2015, our net loss was $46.4 million, or net loss per share of $0.78. The increase in net loss of $30.1 million is primarily due to the increase in operating expenses, which resulted primarily from the progression of our clinical trials and expenses to support our new operations as a public company. The decrease in net loss per share of $0.45 is primarily due to the increase in weighted average shares outstanding as a result of the initial public offering in November 2014.

Cash, cash equivalents, investments and receivables, excluding restricted cash, totaled $289.2 million at March 31, 2015, a decrease of $48.4 million from December 31, 2014, primarily due to cash used in operations.

In May 2015, we earned a $15.0 million development milestone under one of our collaboration agreements with AstraZeneca as a result of the finalization of our two audited carcinogenicity study reports.

Programs

During the first quarter of 2015, we continued to make progress in the development of our major programs.

Roxadustat is the first HIF-PH inhibitor to enter Phase 3 clinical development and acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”), and AstraZeneca continue to advance roxadustat through our global Phase 3 program to support regulatory approval of roxadustat in both dialysis-dependent CKD (“DD-CKD”) patients and CKD patients who are not dialysis-dependent (“NDD-CKD”) in multiple geographies. We currently anticipate filing for approval for roxadustat in the United States in 2018 and China in 2016.

FG-3019 is our fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”), a critical common element in the progression of fibrosis and associated serious diseases. We continue to conduct an open-label Phase 2 extension study in IPF and continue to enroll patients in a randomized, double-blind placebo-controlled Phase 2 trial in IPF, for which we expect to open additional clinical sites outside of the U.S. in the third quarter of 2015. We also continue to enroll an open-label Phase 2 trial in pancreatic cancer to determine whether the FG-3019, in combination with gemcitabine and nab-paclitaxel, can convert inoperable pancreatic cancer to operable cancer. We also have a randomized, double-blind, placebo-controlled Phase 2 trial in liver fibrosis. In March 2015, we had a follow-on advisory committee meeting to refine the design of the clinical trial we intend to initiate in non-ambulatory Duchenne muscular dystrophy (“DMD”) in the second half of 2015. We are also exploring the treatment of ambulatory DMD patients. To date, we have retained exclusive worldwide rights for FG-3019.

We are also currently pursuing our corneal implant FG-5200 for treatment of corneal blindness resulting from partial thickness corneal damage in China. We expect to receive responses from China regulatory authorities regarding the development priority status of FG-5200 in the coming months.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca as described below.

Astellas

We have two agreements with Astellas for the development and commercialization of roxadustat, one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa. Under these agreements, we provided Astellas the right to develop and commercialize roxadustat for anemia in these territories.

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

The Astellas agreements will continue in effect until terminated. Either party may terminate the agreements for certain material breaches by the other party. In addition, Astellas will have the right to terminate the agreements for certain specified technical product failures, upon generic sales reaching a particular threshold, upon certain regulatory actions, or upon our entering into a settlement admitting the invalidity or unenforceability of our licensed patents. Astellas may also terminate the agreements for convenience upon advance written notice to us. In the event of any termination of the agreements, Astellas will transfer and assign to us the regulatory filings for roxadustat and will assign or license to us the relevant trademarks used with the products in the Astellas territories. Under certain terminations, Astellas is also obligated to pay us a termination fee.

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through March 31, 2015 totals $462.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of March 31, 2015 Astellas has separately invested $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

We also have two agreements with AstraZeneca for the development and commercialization of roxadustat for anemia, one for China (“China Agreement”) and one for the United States and all other countries (“RoW”) not previously licensed to Astellas (“U.S./RoW Agreement”). Under these agreements we provided AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories.

We will share responsibility with AstraZeneca for clinical development activities required for United States regulatory approval of roxadustat. AstraZeneca will be responsible for all of our development costs incurred under the agreed development plan for roxadustat in the United States and EU, to the extent those costs are not covered by Astellas, after an initial 50% development cost sharing period in which our funding obligations are limited to a total of $116.5 million. Thereafter, AstraZeneca will be solely responsible for additional development costs. In China, our subsidiary, FibroGen China Anemia Holdings, Ltd. (“FibroGen China”) will conduct the development work for CKD anemia and will hold all of the regulatory licenses issued by China regulatory authorities and be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the AstraZeneca agreements, we receive upfront and subsequent non-contingent payments totaling $402.2 million, a portion of which we have received and the remainder of which we expect to receive in various amounts through 2016, including a $62 million time based development milestone which became non-contingent as of July 30, 2014. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through March 31, 2015 totals $220.2 million.

In May 2015, we earned a $15.0 million development milestone under the U.S./RoW Agreement as a result of the finalization of our two audited carcinogenicity study reports.

Payments under these agreements include over $500 million in upfront, non-contingent and other payments received or expected to be received prior to the first U.S. approval, excluding development expense reimbursement.

AstraZeneca purchased 1,111,111 shares of our common stock at the initial public offering price for an aggregate purchase price of $20.0 million in a private placement concurrent with our initial public offering. In connection with the purchase of our shares of common stock in the private placement, AstraZeneca entered into a 180-day lock-up agreement in favor of the underwriters of our initial public offering, which we expect to expire on May 13, 2015 subject to the restrictions imposed on our affiliates under Rule 144.

Under the U.S./RoW Agreement, AstraZeneca will pay for all commercialization costs in the U.S. and RoW and AstraZeneca will be responsible for the United States commercialization of roxadustat, with FibroGen undertaking specified promotional activities in the end stage renal disease (“ESRD”) segment in the United States. In addition, we will receive a transfer price for delivery of commercial product based on a percentage of net sales in the low- to mid-single digit range and AstraZeneca will pay us a tiered royalty on net sales of roxadustat in the low 20% range.

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

Results of Operations

Revenue

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca. The following tables summarize the sources of our revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	% of Total	2014	% of Total	Change
					$	%
	(In thousands)
Revenue:
License and milestone revenue	$11,506	71%	$14,685	82%	$(3,179)	(22)%
Collaboration services and other revenue	4,792	29	3,191	18	1,601	50

Total revenue	$16,298	100%	$17,876	100%	$(1,578)	(9)%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 71% and 82% of total revenues for the three months ended March 31, 2015 and 2014.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 65 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the periods presented. Collaboration services and other revenues represented 29% and 18% of total revenues for the three months ended March 31, 2015 and 2014.

Total revenue decreased by $1.6 million, or 9%, for the three months ended March 31, 2015 compared to the same period a year ago for the reasons as more fully discussed in the sections below.

Total cash consideration received through March 31, 2015 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows (in thousands):

	Cash Received Through March 31, 2015	Additional Potential Cash Payments	Total Potential Cash Payments
Astellas—related-party:
Japan Agreement	$52,593	$120,000	$172,593
Europe Agreement	410,000	335,000	745,000

Total Astellas	462,593	455,000	917,593
AstraZeneca:
U.S. / RoW Agreement	192,000	1,057,000	1,249,000
China Agreement	28,200	348,500	376,700

Total AstraZeneca	220,200	1,405,500	1,625,700

Total revenue	$682,793	$1,860,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

License and Milestone Revenue

	Three Months Ended March 31,
	2015	% of License and milestone revenue	2014	% of License and milestone revenue	Change
					$	%
	(In thousands)
License and milestone revenue:
Astellas	$4,692	41%	$2,742	19%	$1,950	71%
AstraZeneca	6,814	59	11,943	81	(5,129)	(43)

Total license and milestone revenue	$11,506	100%	$14,685	100%	$(3,179)	(22)%

License and milestone revenue decreased by $3.2 million for the three months ended March 31, 2015 compared to the same period a year ago due to a decrease in the license and milestone revenue recognized under our collaboration agreements with AstraZeneca, partially offset by an increase in the license and milestone revenue recognized under our collaboration agreements with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased primarily due to an upfront payment of $12.0 million received from AstraZeneca in March 2014, a portion of which was deferred. The decrease was partially offset by an increase in reimbursable co-development costs allocated to license and milestone revenue from our collaboration agreements with AstraZeneca during the three months ended March 31, 2015.

License and milestone revenue recognized under our collaboration agreements with Astellas increased primarily due to an increase in reimbursable co-development costs allocated to license and milestone revenue.

In May 2015, we earned a $15.0 million development milestone under the U.S./RoW Agreement as a result of the finalization of our two audited carcinogenicity study reports. We expect to receive non-contingent license payments of $120.0 million from AstraZeneca in the second quarter of 2015.

Collaboration Services and Other Revenue

Collaboration services revenue increased $1.6 million for the three months ended March 31, 2015 compared to the same period a year ago primarily due to an increase in reimbursable co-development costs under our collaboration agreements with AstraZeneca and Astellas.

Operating Expenses

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue	Change
					$	%
	(In thousands)
Operating expenses
Research and development	$50,539	310%	$25,650	143%	$24,889	97%
General and administrative	10,482	64	6,432	36	4,050	63

Total operating expenses	$61,021	374%	$32,082	179%	$28,939	90%

Research and Development Expenses

Research and development expenses consist of third party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations (“CROs”), other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

The following table summarizes our research and development expenses by program incurred during the three months ended March 31, 2015 and 2014 (in thousands):

		Three Months Ended March 31,
		2015	2014
Product Candidate	Phase of Development
Roxadustat	Phase 3	$36,057	$13,755
FG-3019	Phase 2	7,333	5,115
FG-6874	Phase 1	502	864
FG-5200	Preclinical	1,330	837
Other research and development expenses		5,317	5,079

Total research and development expenses		$50,539	$25,650

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased by $24.9 million, or 97%, for the three months ended March 31, 2015 compared to the same period a year ago. The increase was primarily due to an increase in clinical trial and drug development related costs of $17.7 million and employee-related costs of $6.5 million, which includes stock-based compensation expense. Clinical trial and drug development related costs increased as a result of the progression of the Phase 3 trials for FG-4592 and the ongoing Phase 2 trials for FG-3019. Employee-related costs increased as a result of additional headcount to support the clinical trials for FG-4592 and FG-3019. Stock-based compensation expense increased primarily due to a higher valuation for stock option grants and expense related to the Employee Share Purchase Program (“ESPP”), which we implemented in November 2014.

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

General and administrative expenses increased $4.1 million, or 63%, for the three months ended March 31, 2015 compared to the same period a year ago. The increase was primarily due to an increase in employee-related costs of $2.6 million, which includes stock-based compensation expense, and legal fees of $1.1 million, which resulted from incremental maintenance costs associated with our intellectual property portfolio. Employee-related costs increased primarily as a result of additional headcount to support being a public company. Stock-based compensation expenses increased primarily due to a higher valuation of stock option grants and expense related to the ESPP.

Operating Expenses for Roxadustat Covered Under Collaboration Agreements

We share responsibility with AstraZeneca for clinical development activities required for United States regulatory approval of roxadustat. AstraZeneca is responsible for all of our development costs incurred under the agreed development plan for roxadustat in the United States, Europe, Japan and all other markets outside of China, to the extent those costs are not covered by Astellas, after an initial 50% development cost sharing period in which our funding obligations are limited to a total of $116.5 million, of which $64.4 million has been incurred as of March 31, 2015. We expect to reach this $116.5 million cap in late 2015. After we have reached the $116.5 million cap, AstraZeneca will be solely responsible for all future development costs. In China, our subsidiary FibroGen China will conduct the development work for CKD anemia and will hold all of the regulatory licenses issued by China regulatory authorities and be primarily responsible for regulatory, clinical and manufacturing. All development and commercialization costs for roxadustat in China will be shared equally with AstraZeneca.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands)
Interest and other income (expense), net:
Interest expense	$(2,758)	$(2,726)	$(32)	1%
Interest and other income, net	843	692	151	22

Total interest and other income (expense), net	$(1,915)	$(2,034)	$119	(6)%

Interest expense approximated the same period a year ago and includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and the China as well as interest related to the TEKES product development obligations.

Interest and other income, net increased slightly and consists primarily of interest earned on bonds held.

Benefit from Income Taxes

We recorded a benefit for income taxes for the three months ended March 31, 2015 primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. We did not record a provision for income taxes for the three months ended March 31, 2014 as we generated a net operating loss for the fiscal year ended December 31, 2014.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Liquidity and Capital Resources

We have historically funded our operations principally from the sale of convertible preferred stock and common stock and from the execution of certain collaboration agreements involving license payments, milestones and reimbursement for development services. On November 19, 2014, we closed our initial public offering and concurrent private placement in which we issued and sold a total of 10,426,111 shares of common stock, resulting in net proceeds of $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million for our initial public offering. Upon the closing of our initial public offering, all of our outstanding convertible preferred stock automatically converted into 33,919,954 shares of common stock, based on the shares of convertible preferred stock outstanding as of November 18, 2014.

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

As of March 31, 2015, we had cash and cash equivalents of $128.4 million. Cash is invested in accordance with our investment policy, primarily to provide liquidity and preserve capital. Investments, consisting principally of corporate debt securities stated at fair value, are also available as a source of liquidity. As of March 31, 2015, we had short- and long-term investments of $14.3 million and $139.5 million. As of March 31, 2015, a total of $32.0 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

We believe our existing cash and cash equivalents, investments and payments due under our license and collaboration agreements will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flows

The following table sets forth the primary sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$(42,190)	$(15,521)	$(26,669)
Investing activities	4,552	12,215	(7,663)
Financing activities	620	(64)	684
Effect of exchange rate changes on cash	(68)	(9)	(59)

Net change in cash and cash equivalents	$(37,086)	$(3,379)	$(33,707)

Operating Activities

Net cash used in operating activities was $42.2 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $38.0 million after adjusting for non-cash items of $8.3 million, which includes stock-based compensation expense of $6.4 million, depreciation expense of $1.4 million, amortization of the premium on investments of $0.8 million, and a net decrease in operating assets and liabilities of $4.2 million. The significant items in the change in operating assets and liabilities include an increase in accounts receivable of $6.5 million, a decrease in accrued liabilities of $7.0 million, a decrease in accounts payable of $2.1 million, a decrease in prepaid expenses and other current assets of $0.8 million and a decrease in deferred revenue of $0.8 million. The changes in deferred revenue and accounts receivable relate to the timing of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable and accrued liabilities is driven by clinical trial activity related to upcoming Phase 3 trials for roxadustat and the timing of payments.

Net cash used in operating activities was $15.5 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $14.4 million after being adjusted for non-cash items of $1.9, which includes stock-based compensation expense of $0.8 million, depreciation expense of $0.9 million and amortization of the premium on investments of $0.2 million, and a net decrease in operating assets and liabilities of $1.2 million. The change in operating assets and liabilities include decreases in accounts receivable of $3.7 million and accrued liabilities of $0.7 million, offset by an increase of $3.2 million in deferred revenue. The decrease in accrued liabilities was primarily due to increased accrued payroll expenses and accrued clinical trial related expenses. The decrease in accounts receivable and increase in deferred revenue relate to the timing of milestone payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

Investing Activities

Investing activities consist primarily of purchases of property and equipment and proceeds from the maturity of investments.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock and repayments of our lease liability.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies, estimates and judgements during the three months ended March 31, 2015 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Substantially all of our revenues to date have been generated from our collaboration agreements.

Our collaboration agreements include multiple deliverables, and we follow the guidance in Accounting Standards Codification (“ASC”) Topic 605-25, “Revenue Recognition—Multiple-Element Arrangements,” (“ASC 605-25”). ASC 605-25:

•	provides guidance on how revenue arrangements with multiple deliverables should be separated and how the arrangement consideration should be allocated among the separate units of accounting;

•	requires an entity to determine the selling price of a separate deliverable using a hierarchy of (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence (“TPE”), or (iii) best estimate of selling price (“BESP”); and

•	requires the allocation of the arrangement consideration, at the inception of the arrangement, to the separate units of accounting based on relative selling price.

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

Payments or reimbursements resulting from our research and development efforts for those arrangements where such efforts are considered as deliverables are recognized as the services are performed and are presented on a gross basis. To the extent payments are required to be made to our collaboration partners pursuant to research and development efforts, those costs are charged to research and development using the guidance pursuant to ASC Topic 605-250, “Customer Payments and Incentives,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling prices unless the vendor receives an identifiable benefit in exchange for the consideration that is sufficiently separable from the recipient’s purchase of the vendor’s products, and the vendor can reasonably estimate the fair value of the benefit.

Each of our collaboration agreements includes milestones for which we follow ASC Topic 605-28, “Revenue Recognition—Milestone Method” (“ASC 605-28”). ASC 605-28 establishes the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. Determining whether a milestone is substantive is a matter of judgment and that assessment must be made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. Payments for achieving milestones which are not considered substantive are treated as additional arrangement consideration and are allocated following the relative selling price method previously described.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this ASU will be the first quarter of fiscal year 2017 using one of two retrospective application methods. In April 2015, the FASB proposed deferring the effective date by one year to the first quarter of fiscal year 2018 and proposed permitting early adoption, but not before the original effective date of the first quarter of fiscal year 2017. We are currently evaluating the impact of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe there has been no material change in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat, or FG-4592 in anemia in chronic kidney disease (“CKD”), and FG-3019 in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor, or HIF, and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2015 was $46.4 million and for the years ended December 31, 2013 and 2014 was $14.9 million and $59.5 million. As of March 31, 2015, we had an accumulated deficit of $368.7 million. As of March 31, 2015, we had capital resources consisting of cash, cash equivalents and short-term investments of $142.7 million plus $139.5 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in China, expand our clinical development efforts on FG-3019, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll approximately 7,000 to 8,000 patients worldwide. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our initial public offering, our existing cash, cash equivalents and short-term investments and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

During the past three years, substantially all of our revenues were from our collaboration partners, including $108.8 million earned under our current collaborations with Astellas and $196.0 million earned under our current collaborations with AstraZeneca, constituting 99%, 100% and 100% of our revenues for 2012, 2013 and 2014.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat, which is currently our lead product candidate. Roxadustat is our only product candidate that has advanced into a potentially pivotal trial, and it may be years before the studies required for its approval are completed, if ever. Our other product candidates are less advanced in development and may never enter into pivotal studies. We have completed 26 Phase 1 and 2 clinical studies with roxadustat in North America, Europe and Asia, in which over 1,400 subjects have participated and for which we reported favorable primary and secondary safety and efficacy endpoint results. Based on our discussions with the United States Food and Drug Administration (“FDA”) we believe that we have an acceptable plan for the conduct of our Phase 3 clinical trial program. We have also had discussions with China regulatory authorities regarding the conduct of Phase 3 clinical trials in China, which are part of our global Phase 3 clinical trial program for safety data. We have also discussed our Phase 3 clinical development program with three national health authorities in the EU and obtained scientific advice from the European Medicines Agency. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful Phase 3 development and commercialization of roxadustat.

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

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and FG-3019 will never receive regulatory approval in any country. Regulatory authorities may delay, limit or deny approval of roxadustat or FG-3019 for many reasons, including, among others:

•	our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that FG-3019 is safe and effective in treating IPF, pancreatic cancer or liver fibrosis;

•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the determination by regulatory authorities that additional clinical trials are necessary to demonstrate the safety and efficacy of roxadustat or FG-3019, or that ongoing clinical trials need to be modified in design, size, conduct or implementation;

•	our product candidates may exhibit an unacceptable safety signal as they advance through clinical trials, in particular controlled Phase 3 trials;

•	the contract research organizations (“CROs”) that conduct clinical trials on our behalf may take actions outside of our control that materially adversely impact our clinical trials;

•	we or third party contractors manufacturing our product candidates may not maintain current good manufacturing practices (“cGMP”), successfully pass inspection or meet other applicable manufacturing regulatory requirements;

•	regulatory authorities may not agree with our interpretation of the data from our preclinical trials and clinical trials;

•	collaboration partners may not perform or complete their clinical programs in a timely manner, or at all; or

•	principal investigators may determine that one or more serious adverse events (“SAEs”) is related or possibly related to roxadustat, and any such determination may adversely affect our ability to obtain regulatory approval, whether or not the determination is correct.

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

Furthermore, in both the United States and China, we also expect to be required to perform additional clinical trials in order to obtain approval or as a condition to maintaining approval due to post-marketing requirements. If the FDA requires a risk evaluation and mitigation strategy (“REMS”) for any of our product candidates if approved, the substantial cost and expense of complying with a REMS or other post-marketing requirements may limit our ability to successfully commercialize our product candidates.

Our Phase 2 clinical trial results to date for roxadustat may not be indicative of the results that may be obtained in larger, controlled Phase 3 clinical trials required for approval.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical and early clinical trials may not be predictive of similar results in larger, controlled clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome, even if successful. For example, in the past we developed an earlier generation product candidate aimed at treating anemia in CKD that resulted in a clinical hold for a safety signal seen in that product in Phase 2 clinical trials. The clinical hold applied to that product candidate and roxadustat and was lifted for both product candidates after submission of the requested data to the FDA. While we have not seen similar safety concerns involving roxadustat to date, our Phase 2 clinical trials have involved a relatively small number of patients exposed to roxadustat for a relatively short period of time compared to the Phase 3 clinical trials that we will be conducting, and only a fraction of the patients in the Phase 2 clinical trials were randomized to placebo. Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist. In addition, some of the safety concerns associated with the treatment of patients with anemia in CKD using Erythropoiesis Stimulating Agents (“ESAs”) did not emerge for many years until placebo-controlled studies had been conducted in large numbers of patients. The biochemical pathways that we believe are affected by roxadustat are implicated in a variety of biological processes and disease conditions, and it is possible that the use of roxadustat to treat larger numbers of patients will demonstrate unanticipated adverse effects, including possible drug interactions, which may negatively impact the safety profile, use and market acceptance of roxadustat. We studied the potential interaction between roxadustat and three statins (atorvastatin, rosuvastatin and simvastatin), which are used to lower levels of lipids in the blood. An adverse effect associated with increased statin plasma concentration is myopathy, which typically presents in a form of myalgia. The studies indicated the potential for increased exposure to those statins when roxadustat is taken simultaneously with those statins and suggested the need for statin dose reductions for patients receiving higher statin doses. We are planning additional clinical pharmacology studies to evaluate if the effect of any such interaction can be minimized or eliminated by a modification of the dosing schedule that would separate the administration of roxadustat and the statin. It is possible that the potential for interaction between roxadustat and statins could lead to label provisions for statins or roxadustat relating, for example, to dose scheduling or recommended statin dose limitations. In CKD patients statin therapy is often initiated earlier than treatment for anemia, and risks of myopathy have been shown to decrease with increased time on drug. While we believe the prior statin treatment history of such patients at established doses may reduce the risk of adverse effects from any interaction with roxadustat and facilitate any appropriate dose adjustments, we cannot be sure that this will be the case.

The FDA has informed us that our Phase 3 trials must include, as a safety endpoint, a major adverse cardiac events (“MACE”), endpoint, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. In addition, we expect that our Phase 3 clinical trials supporting approval in Europe will be required to include MACE+ as a safety endpoint which, in addition to the MACE endpoints, also incorporates measurements of hospitalization rates due to heart failure or unstable angina. As a result, our ongoing and planned Phase 3 clinical trials may identify unanticipated safety concerns in the patient population under study. The FDA has also informed us that the MACE endpoint will need to be evaluated separately for our Phase 3 trials in non-dialysis dependent-CKD patients and our Phase 3 trials in dialysis dependent-CKD patients. The MACE endpoint will be evaluated in pooled analysis across Phase 3 studies of similar study populations and requires demonstration of non-inferiority relative to comparator, which means that the MACE event rate in roxadustat-treated patients must have less than a specified probability of exceeding the rate in the comparator trial by a specified hazard ratio. The number of patients necessary in order to permit a statistical analysis with adequate ability to detect the relative risk of MACE or MACE+ events in different arms of the trial, referred to as statistical power, depends on a number of factors, including the rate at which MACE or MACE+ events occur per patient-year in the trial, treatment duration of the patients, the required hazard ratio, and the required statistical power and confidence intervals.

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

Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	address any physician or patient safety concerns that arise during the course of the trial;

•	obtain required regulatory or institutional review board (“IRB”) approval or guidance;

•	reach timely agreement on acceptable terms with prospective CROs and clinical trial sites;

•	recruit, enroll and retain patients through the completion of the trial;

•	maintain clinical sites in compliance with clinical trial protocols;

•	initiate or add a sufficient number of clinical trial sites; and

•	manufacture sufficient quantities of product candidate for use in clinical trials.

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business—Our Development Program for Roxadustat” and “Business—FG-3019 for the Treatment of Fibrosis and Cancer” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and FG-3019.

Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. There have been other products, including ESAs, that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of ESAs products from the market, and any of our product candidates may be subject to similar risks. For example, roxadustat for use in anemia in CKD is being developed to address a very diverse patient population expected to have many serious health conditions at the time of administration of roxadustat, including diabetes, high blood pressure and declining kidney function.

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

With respect to roxadustat, we expect that regulatory approvals, if obtained at all, will limit the approved indicated uses for which roxadustat may be marketed, as ESAs have been subject to significant safety limitations on usage as directed by the “Black Box” warnings included in their labels. Refer to “Business—Roxadustat For the Treatment of Anemia in Chronic Kidney Disease—Limitations of the Current Standard of Care for Anemia in CKD” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, in the past, an approved ESA was voluntarily withdrawn due to serious safety issues discovered after approval. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the Black Box warning for ESAs, the label for roxadustat may contain other warnings that limit the market opportunity for roxadustat. These warnings could include warnings against exceeding specified Hb targets and other warnings that derive from the lack of clarity regarding the basis for the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

As an organization, we have never completed a Phase 3 clinical trial or submitted a New Drug Application (“NDA”), before, and may be unable to do so efficiently or in compliance with all regulatory requirements or at all for roxadustat or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials for FG-3019 and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials for FG-3019. We have initiated Phase 3 clinical trials of roxadustat, and if our Phase 2 clinical trials are successful for FG-3019, we intend to conduct Phase 3 clinical trials for FG-3019. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions.

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

With respect to roxadustat, we are dependent on the commercialization capabilities of our collaboration partners, AstraZeneca and Astellas. If either such partner were to terminate its agreement with us, we would have to commercialize on our own or with another third party. We will have limited or little control over the commercialization efforts of such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products, if any, effectively. If they are not successful in commercializing our product candidates, our business and financial condition would suffer.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.*

The development and commercialization of new pharmaceutical products is highly competitive. Our future success depends on our ability to achieve and maintain a competitive advantage with respect to the development and commercialization of our product candidates. Our objective is to discover, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect that in many cases, the products that we commercialize will compete with existing, market-leading products of companies that have large, established commercial organizations.

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs such as EPOGEN® and Aranesp®, commercialized by Amgen Inc., Procrit® and Eprex®, commercialized by Johnson & Johnson Inc., and Mircera®, which has received marketing approval in the United States, has been commercialized by Hoffmann-La Roche (“Roche”) outside of the United States, and which Roche is able to commercialize in the United States beginning in mid-2014 if it chooses to do so. ESAs have been used in the treatment of anemia in CKD for over 20 years, serving a significant majority of dialysis-dependent CKD (“DD-CKD”) patients on Medicare. It may be difficult to encourage treatment providers and patients to switch from products with which they have become familiar to roxadustat. In addition, the introduction of safer or more effective complement therapies to ESAs, such as safer iron supplementation therapies, may enhance the competitiveness of ESA therapy.

We may also face competition from potential new anemia therapies currently in clinical development. For example, there are several other HIF product candidates in various stages of active development for anemia indications that may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. These candidates are being developed by such companies as Akebia Pharmaceuticals, Inc.

(“Akebia”), Bayer Corporation, GlaxoSmithKline plc and Japan Tobacco Inc. Some of these product candidates may enter the market prior to roxadustat. There may be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized. In addition, there are other companies developing biologic therapies for treatment of other anemia indications that we may also seek to pursue in the future.

The introduction of biosimilars for ESAs into the market in the United States may occur by the time roxadustat enters the market and may increase the competition for roxadustat and alter the competitive and pricing landscape. A biosimilar product is a follow-on version of an existing, branded biologic product. Under current laws, an application for a biosimilar product should not be approved by the FDA until 12 years after the existing, patent-protected product was approved under a Biologics License Application (“BLA”). The patents for the existing, branded product must expire in a given market before biosimilars may enter that market with limited or no risk of being sued for patent infringement. The patents for epoetin alfa, a version of EPOGEN, expired in 2004 in the European Union, and the remaining patents have expired or will expire by May 2015 in the United States. Several biosimilar versions of currently marketed ESAs are available for sale in the EU and other biosimilars are currently under development or regulatory review in the United States and other territories, including Hospira’s Retacrit™, an EPOGEN and Procrit biosimilar which has been marketed in Europe, and for which Hospira’s BLA was filed with the FDA in February 2015.

Furthermore, in the case of roxadustat, many of our existing and potential competitors have distribution relationships with leading dialysis providers and customers as well as brand recognition and reimbursement. Two of the largest operators of dialysis clinics in the United States, DaVita Healthcare Partners Inc. (“DaVita”) and Fresenius SE & Co. KGaA (“Fresenius”) represent more than 60% of the dialysis market in the United States and have entered into long-term sales agreements with Amgen that began in January 2012, which in the case of Fresenius, includes an exclusive relationship. As a result, successful penetration of this market would require AstraZeneca to reach a significant agreement with Fresenius or DaVita, the two largest dialysis clinics in the United States, on favorable terms and on a timely basis.

If FG-3019 is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the United States, and Boehringer Ingelheim’s nintedanib which has been approved in the United States and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Gilead Sciences, Inc.’s simtuzumab, Bristol-Myers Squibb’s BMS-986020, and Biogen Idec’s STX-100.

If FG-3019 is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for FG-3019 would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Threshold Pharmaceuticals, Inc., and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade. Merrimack Pharmaceuticals, Inc. has completed a pivotal Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer who have previously failed treatment with gemcitabine. In November 2014, Merrimack announced that it had received Fast Track designation from the FDA and intended to start the NDA submission process in December 2014 with the goal of completing the NDA submission in the first quarter, or early in the second quarter, of 2015.

If FG-3019 is approved and launched commercially to treat Duchenne muscular dystrophy (“DMD”), FG-3019 may face competition for some patients from Sarepta Therapeutics, Inc, as well as BioMarin, and PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. BioMarin recently completed its acquisition of Prosensa Holding, N.V. Prosensa, along with Sarepta, have entered clinical development with therapeutics based on exon-skipping technology which seeks to help patients produce functioning forms of the dystrophin protein. PTC Therapeutics’ product ataluren (TranslarnaTM) received conditional approval in Europe in 2014. Translarna targets a different set of DMD patients from those being targeted by Prosensa’s and Sarepta’s existing exon-skipping therapeutics (which skip exon-51); however it is also limited to a subset of patients who carry a specific mutation. Conversely, FG-3019 is intended to treat DMD patients without limitation to type of mutation. Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone®/Catena®) in a trial measuring changes in lung function for DMD patients. Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin. Summit is conducting a Phase 1b trial and Tivorsan is conducting preclinical work.

If FG-5200 is approved and launched to treat corneal blindness resulting from partial thickness corneal damage in China, it is likely to compete with other products designed to treat corneal damage. For example, in April 2015, a subsidiary of China Regenerative Medicine International Limited received approval for their acellular porcine cornea stroma medical device to treat patients in China with corneal ulcers.

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

Market acceptance and sales of any approved products will depend significantly on reimbursement or coverage of our products by third party payors and may be affected by existing and future healthcare reform measures or the prices of related products for which third party reimbursement applies. Coverage and reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

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

We rely on third parties for the conduct of most of our preclinical and clinical trials for our product candidates, and if our third party contractors do not properly and successfully perform their obligations under our agreements with them, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.*

We rely heavily on university, hospital, dialysis centers and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials in accordance with our clinical protocols and designs. We also rely on a number of third party CROs to assist in undertaking, managing, monitoring and executing our ongoing clinical trials, including those for roxadustat. We expect to continue to rely on CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our development efforts in the future, including our Phase 3 development program for roxadustat. We compete with many other companies for the resources of these third parties, and large pharmaceutical companies often have significantly more extensive agreements and relationships with such third party providers, and such third party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

Moreover, while our reliance on these third parties for certain development and management activities will reduce our control over these activities, it will not relieve us of our responsibilities. For example, the FDA and foreign regulatory authorities require compliance with regulations and standards, including GCP requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we, as the sponsor, remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions.

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

Any of our third party manufacturers may terminate their engagement with us at any time and we have not yet entered into any commercial supply agreements for the manufacture of active pharmaceutical ingredients or drug products. With respect to roxadustat, AstraZeneca and Astellas have certain rights to assume manufacturing of roxadustat and the existence of those rights may limit our ability to enter into favorable long-term supply agreements, if at all, with other third party manufacturers. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast, that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, we and IRIX have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. On March 4, 2015, Patheon, a business unit of DPx Holdings B.V. announced that it had entered into a definitive agreement to acquire IRIX within sixty days of the announcement.

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

The logistics of our supply chain, which include shipment of materials and intermediates from countries such as China and India, add additional time and risk to the manufacture of our product candidates. While we have in the past maintained sufficient inventory of materials, active pharmaceutical ingredient (“API”), and drug product to meet our and our collaboration partners’ needs for roxadustat to date, the lead time and regulatory approvals required to source from and into countries outside of the United States increase the risk of delay and potential shortages of supply.

Risks Related to Our Intellectual Property

If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position. Moreover, we are involved in, have in the past been involved in, and may in the future be involved in legal or administrative proceedings involving our intellectual property and which have been, are or could be initiated by third parties, and which proceedings can result in significant costs and commitment of management time and attention. As our product candidates continue in development, third parties may attempt to challenge the validity and enforceability of our patents and proprietary information and technologies.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the United States and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for United States patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The United States moved to a “first to file” system under the Leahy-Smith America Invents Act (“AIA”) effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the United States Patent and Trademark Office (“USPTO”) is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

The existence of counterfeit pharmaceutical products in pharmaceutical markets may damage our brand and reputation and have a material adverse effect on our business, operations and prospects.*

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. If counterfeit pharmaceuticals illegally sold under our brand name result in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, the use of counterfeit products could be used in non-clinical or clinical studies, or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

If we obtain approval for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the United States include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•	the federal physician sunshine requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

The impact of recent United States healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model.*

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

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

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved, will be included in the payment bundle. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not be included in the bundle. If roxadustat is reimbursed outside of the bundle, it may potentially limit or delay market penetration of roxadustat.

More recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively “PPACA”) was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The PPACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, comply with the FCPA and other anti-bribery laws, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (“Code of Business Conduct and Ethics”), but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business—Government Regulation—Regulation in China” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry, in some cases launching industry-wide investigations, oftentimes appearing to focus on foreign companies. The costs and time necessary to respond to an investigation can be material. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

Patients’ use of traditional Chinese medicine in violation of study protocols in our China studies may lead the CFDA and regulators in other jurisdictions in which we are seeking approval to suspend our studies, reject our study data and withhold approval for roxadustat.

A common issue encountered in conducting clinical studies in China is patients’ use of traditional Chinese medicine in violation of study protocols. We believe that many patients with anemia in CKD are currently being treated with traditional Chinese medicine, and it is possible that such patients may continue their use of traditional Chinese medicine after enrollment in our studies and in violation of study protocols. If the patients participating in our China clinical studies do not comply with study protocols and continue to use traditional Chinese medicine, adverse events may emerge in our studies that are due to such traditional Chinese medicine or the interaction between such traditional Chinese medicine and roxadustat. In addition, the use of traditional Chinese medicine by patients in our studies may confound our study results. The occurrence of such adverse events or the confounding our study results may lead the China Food and Drug Administration (“CFDA”) and regulators in other jurisdictions in which we are seeking approval to, among other things, suspend our studies, reject our study data and withhold approval for roxadustat.

We are building our own manufacturing facility in China to produce roxadustat and clinical trial material for our corneal implant program. As an organization, we have limited experience in the construction or operation of a manufacturing plant, and, accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.

We recently received a Pharmaceutical Production Permit, which is a general manufacturing license, for our facility in China in which we intend to manufacture roxadustat and FG-5200 in support of the clinical development and potential commercialization of these product candidates in China. However, we have not yet received a license to commercially manufacture either roxadustat or FG-5200. As an organization, we have limited experience building a manufacturing facility in the past and our facility must be constructed, licensed and operated in conformity with applicable cGMP requirements. We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will receive and maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facility meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will succeed for licensure or continue to be successful in meeting these requirements. Moreover, our facility, even if approved for the manufacture of roxadustat, would require separate approval for the separate suite being constructed for the manufacture of FG-5200, whether it is categorized as a medical device or other product under CFDA guidelines. For FG-5200, we expect to convert our existing manufacturing process to an automated process which would require us to show that implants from our new manufacturing process are comparable to the implants from our existing manufacturing process. There can be no assurance that we will successfully receive licensure and maintain approval for the manufacture of either or both of roxadustat or FG-5200, either of which would be expected to delay or preclude our ability to develop and commercialize those product candidates in China and may materially adversely affect our business and operations and prospects in China.

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

Our Chinese subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen China”), plans to seek approval for roxadustat in China as a Domestic Class 1.1 Drug, which is not a typical route to approval in China for enterprises with headquarters outside of China. Our submission for review of a New Drug Application under domestic drug regulations rather than under the imported drug regulations may not result in approval, or the regulatory authorities may determine that we are not eligible for approval as a domestic drug, which would require us to obtain approval for roxadustat first in the United States or in Europe and then to prepare and submit a new application for approval of roxadustat in China as an imported drug. This would result in significant delay in our commercialization plans for roxadustat. While we plan to provide the China-only clinical trial data required of a domestic drug, the size of our trial in China and the additional safety data from our global roxadustat Phase 3 program may not be deemed sufficient to receive approval. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA and not on formal written regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical data currently required for approval, the regulatory authorities may later determine that changes are required in the drug approval process, that additional or different clinical data must be generated, or that the domestic drug route may not be available to FibroGen China, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. For example, the recent backlog of CFDA review of clinical trial applications has delayed the review and ultimately start of our Phase 3 clinical trials in China. While we cannot predict how or if this will ultimately delay our application for or any approval of roxadustat in China, it is possible that such delay could have a material adverse effect on our development and commercialization of roxadustat in China.

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

Eligible participants in the national basic medical insurance program in China, which consists of mostly urban residents, are entitled to reimbursement from the social medical insurance fund for up to the entire cost of medicines that are included in the Medical Insurance Catalogs. Refer to “Business—Government Regulation—Regulation in China” in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that the inclusion of a drug in the Medical Insurance Catalogs can substantially improve the sales of a drug. The Ministry of Labor and Social Security in China (the “MLSS”) together with other government authorities, select medicines to be included in the Medical Insurance Catalogs based on a variety of factors, including treatment requirements, frequency of use, effectiveness and price. The MLSS also occasionally removes medicines from such catalogs. There can be no assurance that roxadustat will be included, and once included, remain in the Medical Insurance Catalogs. The exclusion or removal of roxadustat from the Medical Insurance Catalogs may materially and adversely affect sales of roxadustat.

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

The China Catalog for Guidance for Foreign Investment sets forth the industries and sectors that the Chinese government encourages and restricts foreign investment and participation. The Catalog for Guidance for Foreign Investment is subject to revision from time to time by China Ministry of Commerce. While we currently do not believe the development and marketing of roxadustat falls within a restricted category under the Catalog for Guidance for Foreign Investment, if roxadustat does fall under such a restricted category, we will need to operate in China through a variable interest entity (“VIE”) structure. A VIE structure involves a wholly foreign-owned enterprise that would control and receive the economic benefits of a domestic Chinese company through various contractual relationships. Such a structure would subject us to a number of risks that may have an adverse effect on our business, including that China government may determine that such contractual arrangements do not comply with applicable regulations, Chinese tax authorities may require us to pay additional taxes, shareholders of our VIEs may have potential conflicts of interest with us, and we may lose the ability to use and enjoy assets held by our VIEs that are important to the operations of our business if such entities go bankrupt or become subject to dissolution or liquidation proceedings. VIE structures in China have come under increasing scrutiny from accounting firms and the Securities and Exchange Commission (the “SEC”) staff. If we do attempt to use a VIE structure and are unsuccessful in structuring it so as to qualify as a VIE, we would not be able to consolidate the financial statements of the VIE with our financial statements, which could have a material adverse effect on our operating results and financial condition.

FibroGen China would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China. We may rely on dividends and royalties paid by FibroGen China for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen China is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen China is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reach 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen China incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2015, approximately $6.7 million of our cash and cash equivalents is held in China.

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

In addition, China government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of foreign currency out of China for certain transactions. Shortages in the availability of foreign currency may restrict the ability of FibroGen China to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and balance of trade, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The China government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our operational requirements, our liquidity and financial position may be materially and adversely affected.

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

We seek to protect the products and technology that we consider important to our business by filing China and international patent applications, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We currently have 3 granted patents and 15 pending patent applications relating to roxadustat in China. Refer to “Business—Intellectual Property” in our Annual Report on Form 10-K for the year ended December 31, 2014. However, the filing of a patent application does not mean that we will be granted a patent, or that any patent eventually granted will be as broad as requested in the patent application or will be sufficient to protect our technology. There are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications not to be granted, including known or unknown prior art, deficiencies in the patent application, or lack of originality of the technology. Furthermore, the terms of our patents are limited. The patents we hold and patents that may be granted from our currently pending patent applications have, absent any patent term adjustment or extension, a twenty-year protection period starting from the date of application.

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

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice (“DOJ”). The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

We are highly dependent on our chief executive officer, Thomas B. Neff, and other members of our senior management team. The loss of the services of Mr. Neff or any of these other individuals would be expected to significantly negatively impact the development and commercialization of our product candidates, our existing collaborative relationships and our ability to successfully implement our business strategy.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 30, 2015, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 24.4% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and for so long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Specifically, the JOBS Act:

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

This Quarterly Report is based upon the reduced reporting burdens under the JOBS Act and we expect to continue at these reduced levels for so long as we are permitted under the JOBS Act. Specifically, we could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including any of the following: if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30 in any calendar year before that time or if we have total annual gross revenue of $1 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the end of such year or, if we issue more than $1 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. If any investors find our common stock less attractive as a result, there may be a less active market for our common stock and our stock price may be more volatile.

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

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

As of April 30, 2015, we had 59,268,249 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements entered into in connection with our initial public offering. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2015, 82% of our outstanding shares were restricted as a result of lock-up agreements or market stand off agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, beginning on May 13, 2015. In addition, as of April 30, 2015, there were 15,373,718 shares subject to outstanding options, of which 11,130,340 shares were vested, 1,135,913 shares subject to outstanding restricted stock unit awards and 173,116 shares subject to outstanding warrants to purchase common stock that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”). We have registered all shares of common stock that we may issue under our employee benefit plans, including our 2005 Equity Incentive Plan and 2014 Equity Incentive Plan. Once these shares are issued in accordance with the terms of the plans, they can be freely sold in the public market upon issuance, subject to the lock-up agreements entered into in connection with our initial public offering (which we expect to expire on May 13, 2015) and the restrictions imposed on our affiliates under Rule 144.

Additional remedial measures that may be imposed in the proceedings instituted by the SEC against five China based accounting firms, including the Chinese affiliate of our independent registered public accounting firm, could result in our consolidated financial statements being determined to not be in compliance with the requirements of the Exchange Act.

In late 2012, the SEC commenced administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese affiliates of the “big four” accounting firms, including PricewaterhouseCoopers Zhong Tian CPAs Limited, the Chinese affiliate of our independent registered public accounting firm. The Rule 102(e) proceedings initiated by the SEC relate to these firms’ failure to produce documents, including audit work papers, in response to the request of the SEC pursuant to Section 106 of the Sarbanes-Oxley Act of 2002, as the auditors located in China are not in a position lawfully to produce documents directly to the SEC because of restrictions under Chinese law and specific directives issued by the China Securities Regulatory Commission (“CSRC”). The issues raised by the proceedings are not specific to our auditors or to us.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits (“credits”), to offset future taxable income. Our existing NOLs or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs or credits could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As described above under “—Risks Related to our Financial Position and History of Operating Losses,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the United States federal or state taxable income necessary to utilize our NOLs or credits. A full valuation allowance has been provided for the entire amount of our NOLs and credits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds for Public Offering of Common Stock

On November 13, 2014, our Registration Statement on Form S-1, as amended (Reg. Nos. 333-199069 and 333-200189 was declared effective by the SEC for our initial public offering (“IPO”) of common stock, pursuant to which we sold an aggregate of 9,315,000 shares of our common stock at a public offering price of $18.00 per share. AstraZeneca, one of our collaboration partners, agreed to purchase from us, concurrently with the closing of our IPO, in a private placement 1,111,111 shares of our common stock with an aggregate purchase price of $20.0 million at a price per share equal to the IPO price. Net proceeds from our IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts of $11.7 million and offering expenses of $4.1 million.

As of March 31, 2015, the net proceeds are held in our investment accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 14, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM  5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on From 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: May 12, 2015	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2015	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of February 20, 1998.	S-1	333-199069	4.3	10/01/2014

4.4	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of June 3, 1999.	S-1	333-199069	4.6	10/01/2014

4.5	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.6	Warrant to Purchase 67,200 Shares of Common Stock issued to Lease Management Services, Inc., dated as of June 6, 1995; as amended by Amendment to Warrant to Purchase 67,200 Shares of Common Stock by and between FibroGen, Inc. and Phoenixcor, Inc. (as successor in interest to Lease Management Services, Inc.), dated as of June 5, 2001.	S-1	333-199069	4.8	10/01/2014

4.7	Warrant to Purchase 43,140 Shares of Common Stock issued to Lease Management Services, Inc., dated as of December 11, 1997; as amended by Amendment to Warrant to Purchase 43,140 Shares of Common Stock by and between FibroGen, Inc. and General Electric Capital Corporation (as successor in interest to Lease Management Services, Inc.), dated as of December 9, 2003.	S-1	333-199069	4.9	10/01/2014

4.8	Warrant to Purchase 4,000 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of June 3, 1999.	S-1	333-199069	4.10	10/01/2014

4.9	Warrant to Purchase 180,000 Shares of Common Stock issued to Slough Estates USA, Inc., dated as of June 3, 1999.	S-1	333-199069	4.11	10/01/2014

4.10	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.11	Warrant to Purchase 2,769 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of February 8, 2000.	S-1	333-199069	4.13	10/01/2014

4.12	Warrant to Purchase 124,605 Shares of Common Stock issued to Slough Estates USA, Inc., dated as of February 8, 2000.	S-1	333-199069	4.14	10/01/2014

4.13	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.14	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.15	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	10-K	001-36740	10.5	03/26/2015

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith.
+	Indicates a management contract or compensatory plan.