Form 10-Q
period 2015-06-30
FIBROGEN INC
filed 2015-08-13
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of July 31, 2015 was 60,564,900.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$236,536	$165,455
Short-term investments	12,129	14,364
Accounts receivable ($10,331 and $5,033 from a related party)	12,183	13,453
Prepaid expenses and other current assets	2,731	4,966

Total current assets	263,579	198,238

Restricted cash	7,254	7,254
Long-term investments	138,310	144,269
Property and equipment, net	130,451	132,171
Other assets	1,801	1,596

Total assets	$541,395	$483,528

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$3,915	$4,551
Accrued liabilities ($5,817 and $4,594 to related parties)	46,240	48,985
Deferred revenue	13,347	9,218

Total current liabilities	63,502	62,754

Long-term portion of lease financing obligations	96,929	96,818
Product development obligations	15,186	16,465
Deferred rent	4,917	5,131
Deferred revenue, net of current	87,273	60,988
Other long-term liabilities	702	696

Total liabilities	268,509	242,852

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2015 and December 31, 2014; 60,370 and 59,046 shares issued and outstanding at June 30, 2015 and December 31, 2014	604	590
Additional paid-in capital	565,229	546,247
Accumulated other comprehensive loss	(623)	(3,149)
Accumulated deficit	(311,595)	(322,283)

Total stockholders’ equity	253,615	221,405
Non-controlling interests	19,271	19,271

Total equity	272,886	240,676

Total liabilities and equity	$541,395	$483,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
License and milestone revenue (includes $4,860, $3,718, $9,552 and $6,460 from a related party)	$106,879	$82,463	$118,385	$97,148
Collaboration services and other revenue (includes $719, $866, $1,353 and $1,617 from a related party)	13,671	7,495	18,463	10,686

Total revenue	120,550	89,958	136,848	107,834
Operating expenses:
Research and development	51,555	33,269	102,094	58,919
General and administrative	9,680	7,516	20,162	13,948

Total operating expenses	61,235	40,785	122,256	72,867

Income from operations	59,315	49,173	14,592	34,967
Interest expense	(2,762)	(2,725)	(5,520)	(5,451)
Interest and other income, net	707	383	1,550	1,075

Income before income taxes	57,260	46,831	10,622	30,591
Provision (benefit) from income taxes	205	—	(66)	—

Net income	$57,055	$46,831	$10,688	$30,591

Net income per share:
Basic	$0.95	$1.36	$0.18	$0.74
Diluted	$0.83	$0.58	$0.15	$0.46
Weighted average number of common shares used to calculate net income per share:
Basic	59,798	13,347	59,499	13,279
Diluted	68,752	37,106	69,354	21,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$57,055	$46,831	$10,688	$30,591
Other comprehensive income (loss):
Foreign currency translation adjustments	508	185	2,213	195
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(368)	(280)	343	(820)
Reclassification from accumulated other comprehensive loss	(25)	—	(30)	—

Net change in unrealized gain (loss) on available-for-sale investments	(393)	(280)	313	(820)

Other comprehensive income (loss), net of taxes	115	(95)	2,526	(625)

Comprehensive income	$57,170	$46,736	$13,214	$29,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$10,688	$30,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,796	1,843
Amortization of premium on investments	1,538	307
Loss on disposal of property and equipment	100	—
Stock-based compensation	13,388	1,465
Tax benefit on unrealized gain on available-for-sale securities	(66)	—
Changes in operating assets and liabilities:
Accounts receivable	1,270	1,329
Prepaid expenses and other current assets	2,235	964
Other assets	(205)	(694)
Accounts payable	(636)	190
Accrued liabilities	(3,140)	4,828
Deferred revenue	30,414	36,287
Lease financing liability	312	306
Other long-term liabilities	163	(178)

Net cash provided by operating activities	58,857	77,238

Investing activities
Purchases of property and equipment	(989)	(3,952)
Proceeds from maturities of available-for-sale securities	7,035	33,546

Net cash provided by investing activities	6,046	29,594

Financing activities
Repayments of lease liability	(201)	(201)
Proceeds from issuance of common stock, net	5,608	831
Payments of equity issuance costs	—	(1,167)

Net cash provided by (used in) financing activities	5,407	(537)

Effect of exchange rate change on cash and cash equivalents	771	35

Net increase in cash and cash equivalents	71,081	106,330
Cash and cash equivalents at beginning of period	165,455	76,332

Cash and cash equivalents at end of period	$236,536	$182,662

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

On November 19, 2014, we closed the initial public offering (“IPO”) of our common stock. In our IPO, we sold 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Net proceeds from our IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. AstraZeneca AB (“AstraZeneca”), one of our collaboration partners, agreed to purchase from us concurrently with the closing of our IPO in a private placement shares of our common stock with an aggregate purchase price of $20.0 million at a price per share equal to the IPO price. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 33,919,954 shares of common stock and 958,996 shares of FibroGen Europe convertible preferred stock were converted into shares of our common stock. Our proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

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

Net Income per Share

Immediately prior to the IPO, the Company had authorized 125,000,000 shares of Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Royalty Acquisition Preferred Stock and Series G-1 Preferred Stock are collectively referred to as the “Junior Preferred Stock”. The Series E Redeemable Convertible Preferred Stock and Series F Redeemable Convertible Preferred Stock are collectively referred to as the “Senior Preferred Stock”. As of December 31, 2014, there was no outstanding convertible preferred stock as all issued and outstanding preferred stock were converted to common stock at the closing of the Company’s IPO in November 2014.

Prior to the IPO, we applied the two-class method to calculate basic and diluted net income per share of common stock. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Junior Preferred Stock were participating securities due to their dividend rights and the Senior Preferred Stock had stated dividend rates. During periods of net income, the calculation of basic net income per share was reclassified to exclude the income attributable to all participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, all participating securities were not included in the calculation of net loss per share because the preferred stockholders had no contractual obligation to participate in losses.

The following is a reconciliation of the basic and diluted net income per share calculation for the periods presented (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$57,055	$46,831	$10,688	$30,591
Less: Undistributed earnings allocated to Junior Preferred stockholders	—	(25,234)	—	(13,790)

Net income attributable to Senior Preferred and common stockholders	$57,055	$21,597	$10,688	$16,801
Less: Undistributed earnings allocated to Senior Preferred stockholders	$—	$(3,474)	$—	$(6,948)

Net income attributable to common stockholders	$57,055	$18,123	$10,688	$9,853

Weighted average shares used to compute net income per share:
Basic	59,798	13,347	59,499	13,279
Dilutive effect of Senior Preferred stock	—	15,336	—	—
Dilutive effect of potential common shares	8,954	8,423	9,855	8,360

Diluted	68,752	37,106	69,354	21,639

Net income per share:
Basic	$0.95	$1.36	$0.18	$0.74
Diluted	$0.83	$0.58	$0.15	$0.46

Diluted net income per share does not include the effect of 3.8 million and 18.6 million securities for the quarters ended June 30, 2015 and 2014 and 1.8 million and 33.9 million securities for the six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASU 2014-09was initially for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of this standard with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Europe Agreement

In April 2006, we entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million. Clinical milestone payments of $40.0 million and $50.0 million were received in 2010 and 2012. We evaluated the criteria under ASC 605-28 (as disclosed in Note 1) and concluded that each of those milestones was substantive. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

AstraZeneca Agreements

U.S./Rest of World Agreement

Effective July 30, 2013, we entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the United States and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which we expect to receive in various amounts through June 2016, of which $312.0 million was received as of June 30, 2015. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million. During the second quarter of 2015, we received a $15.0 million development milestone payment as a result of the finalization of our two audited pre-clinical carcinogenicity study reports. We evaluated the criteria under ASC 605-28 (as disclosed in Note 1) and concluded that each of those milestones was substantive.

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

China Agreement

Effective July 30, 2013, we (through our subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received as of March 31, 2014). In addition, the China Agreement provides for AstraZeneca to pay regulatory approval and other approval related milestones of up to $161.0 million. The China Agreement also provides for sales related milestone payments of up to $167.5 million and contingent payments of $20.0 million related to possible future compounds. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development.

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

For the Astellas agreements, we allocated arrangement consideration to various units of accounting based on BESP of each deliverable within each unit of accounting using the relative selling price method as we did not have VSOE or TPE of selling price for such deliverables. Arrangement consideration includes non-contingent upfront payments of $360.1 million and cumulative co-development billings of $114.5 million (for the Europe Agreement) as of June 30, 2015.

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

The units of accounting that were analyzed, along with their general timing of delivery or performance of service and general timing of revenue recognition, are as follows:

•	License to our technology existing at the effective date of the agreements. For both of the Astellas agreements, the license was delivered at the beginning of the agreement terms, or when the agreements were signed, and any contingencies had been removed. In both cases, we concluded at the time of the agreement that our collaboration partner, Astellas, would have the knowledge and capabilities to exploit the licenses without our further involvement. However, the Japan Agreement with Astellas has contractual limitations that might affect Astellas’ ability to exploit the license and therefore, potentially, the conclusion as to whether the license provides stand-alone value. In the Japan agreement, Astellas does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the agreement should lead to a conclusion that the license did not have stand-alone value, we considered the intent of the parties and the substantive reasons that led to that feature of the agreement.

•	Manufacturing rights. In the case of the Japan Agreement, we retained manufacturing rights largely because of the way the parties chose for FibroGen to be compensated under the agreement. At the time the agreement was signed, we believed that it was more advantageous upon commercialization to have a transfer price revenue model in place as opposed to a traditional sales-based model. We and Astellas could have structured the arrangement with a transfer of manufacturing rights and compensated us through a royalty or other feature without significantly diminishing the prospects of the drug product. Therefore, we determined that the license in Japan provides stand-alone value to the customer despite the lack of manufacturing rights.

•	License to our technology developed during the term of the agreement and development (referred to as “when and if available”) and information sharing services. These deliverables are generally delivered throughout the term of the agreements and are recognized as revenue as the services are provided.

•	Co-development services (Europe Agreement). This deliverable relates to co-development services that were reasonably expected to be performed by us at the time the collaboration agreement was signed. Revenue is recognized as reimbursements for such co-development services are earned. The period related to this deliverable represented our determination of the non-contingent performance period, which was estimated to be 36 months for the Europe Agreement from the signing of the agreement. There was no provision for co-development services in the Japan agreement.

•	Manufacturing of clinical supplies of products. This deliverable is satisfied as supplies for clinical product are delivered for use in our clinical trial programs during the development period, or pre-commercialization period. Revenue is recognized based on the estimated proportion of the development services performed during the development period. These estimates are made at the beginning of each accounting period and will likely change throughout the course of the terms of both agreements. As new information related to these estimates becomes available, we may adjust the timing of revenue recognition related to this unit of accounting.

•	Manufacturing commercial supplies of products. This deliverable is satisfied and revenue is recognized as supplies are shipped for commercial use during the commercialization period. As this deliverable is considered a contingent deliverable, it is outside the scope of the initial allocation of upfront and other consideration.

•	Committee service. This deliverable is satisfied and revenue is recognized throughout the course of the various agreements as meetings are attended.

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

Accounting for the AstraZeneca Agreements

We evaluated whether or not the U.S./RoW and China Agreements should be accounted for as a single arrangement and concluded that the agreements should be accounted for as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time are a single arrangement. Accordingly, upfront and other non-contingent arrangement consideration received and to be received has been and will be pooled together and allocated to each of the units of accounting in both the U.S./RoW and China Agreements based on their relative fair values.

We evaluated the deliverables within the arrangement and separated them into various units of accounting. Deliverables that did not provide stand-alone value have been combined with other deliverables to form a unit of accounting that collectively has stand-alone value, with revenue being recognized on the combined unit of accounting, rather than the individual deliverables. There are no right-of-return provisions for the delivered items in the agreements.

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

Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which we expect to receive in various amounts through June 2016, of which $82.0 million was received as of December 31, 2013 and was determined to be fixed and determinable upon the execution of the collaboration agreement. Out of the remaining payments of $292.0 million, which are contractually due, $230.0 million have extended payment terms and, accordingly, were not considered to be fixed or determinable upon the execution of the agreement. As such, for these remaining payments, the amount of revenue recognized is limited to the amount of cash consideration received; additionally, for each of the amounts received, the amount of revenue recognized is determined on the basis of applying the relative selling price method to each of the units of accounting underlying the agreement. Further, $62.0 million of the remaining payment is contingent upon the occurrence of a specified event and accordingly is also not considered fixed or determinable.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2015	2014	2015	2014
Japan	License	$91	$155	$528	$230
	Milestones	—	—	—	—

	Total license and milestone revenue	91	155	528	230
	Collaboration services revenue*	$42	$89	$100	$176

As of June 30, 2015, the total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2015	Deferred Revenue at June 30, 2015	Total Consideration Through June 30, 2015
License	$41,749	$—	$41,749
When and if available compounds	12	29	41
Manufacturing—clinical supplies	1,871	72	1,943
Committee services	15	2	17

Total license and collaboration services revenue	$43,647	$103	$43,750

*	When and if available compounds, manufacturing—clinical supplies and committee services have each been identified as separate units of accounting with standalone value and amounts allocable to these elements have been recognized and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2015	2014	2015	2014
Europe	License	$4,769	$3,563	$9,024	$6,230
	Milestones	—	—	—	—

	Total license and milestone revenue	4,769	3,563	9,024	6,230
	Collaboration services revenue*	$677	$777	$1,253	$1,441

As of June 30, 2015, the total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2015	Deferred Revenue at June 30, 2015	Total Consideration Through June 30, 2015
License	$392,663	$—	$392,663
When and if available compounds	305	442	747
Manufacturing—clinical supplies	8,911	494	9,405
Development services—in progress	31,460	—	31,460
Committee services	256	16	272

Total license and collaboration services revenue	$433,595	$952	$434,547

*	When and if available compounds, manufacturing—clinical supplies, development services—in progress at the time of signing of the agreement, and committee services have each been identified as a separate unit of accounting with standalone value and amounts allocable to these units have been recognized in revenue as services are performed and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Quarter Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2015	2014	2015	2014
U.S. / RoW	License	$87,019	$78,745	$93,833	$90,688
	Milestones	15,000	—	15,000	—

	Total license and milestone revenue	102,019	78,745	108,833	90,688
	Collaboration services revenue*	12,942	6,590	17,080	9,025
	China single unit of accounting**	$—	$—	$—	$—

As of June 30, 2015, the total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2015	Deferred Revenue at June 30, 2015	Total Consideration Through June 30, 2015
License	$269,207	$—	$269,207
Co-development, information sharing & committee services	37,589	44,259	81,848
Manufacturing—clinical supplies	154	126	280
China-single unit of accounting	—	55,180	55,180

Total license and collaboration services revenue	$306,950	$99,565	$406,515

*	Co-development, information sharing, and committee services have been combined into a single unit of accounting because the requirements to share information and serve on committees are useful only in combination with the development services, and because all three items are delivered over the same period while manufacturing—clinical supplies has been identified as a separate unit of accounting with standalone value and amounts allocable to this unit of accounting have been recognized and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.
**	All revenues attributable to the China unit of accounting are deferred until all deliverables are met. The China license and collaboration services elements have been combined into a single unit of accounting and consideration allocable to this unit is being deferred due to FibroGen’s retention of manufacturing rights and lack of standalone value.

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$150,240	$—	$150,240
Equity investments	199	—	—	199

Sub-total	199	150,240	—	150,439
Money market funds	127,643	—	—	127,643

Total	$127,842	$150,240	$—	$278,082

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$158,432	$—	$158,432
Equity investments	201	—	—	201

Sub-total	201	158,432	—	158,633
Money market funds	13,802	—	—	13,802

Total	$14,003	$158,432	$—	$172,435

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,332	$97,332

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cease-use liability	$—	$—	$184	$184
Lease financing obligations	—	—	97,221	97,221

Total	$—	$—	$97,405	$97,405

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash	$108,893	$151,653
Money market funds	127,643	13,802

Total cash and cash equivalents	$236,536	$165,455

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$150,119	$287	$(166)	$150,240
Equity investments	124	75	—	199

Total investments	$150,243	$362	$(166)	$150,439

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$158,692	$254	$(514)	$158,432
Equity investments	124	77	—	201

Total investments	$158,816	$331	$(514)	$158,633

At June 30, 2015 all of the available-for-sale investments had contractual maturities within four years. We periodically review our available-for-sale investments for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters and six months ended June 30, 2015 and 2014, we did not recognize any other-than-temporary impairment loss.

At June 30, 2015, a total of $30.9 million of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Preclinical and clinical trial accruals	$32,251	$25,418
Payroll and related accruals	9,625	15,608
Professional services	1,121	2,401
Other	3,243	5,558

Total accrued liabilities	$46,240	$48,985

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense for the periods presented as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$4,434	$408	$8,656	$883
General and administrative	2,508	262	4,732	582

Total stock-based compensation expense	$6,942	$670	$13,388	$1,465

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted during the periods presented were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options
Expected term (in years)	5.2	—	5.2	—
Expected volatility	70%	—%	70%	—%
Risk-free interest rate	1.7	—	1.7	—
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$12.27	$—	$16.68	$—

Employee Stock Purchase Plans
Expected term (in years)	1.3	—	1.3	—
Expected volatility	65%	—%	65%	—%
Risk-free interest rate	0.3	—	0.3	—
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$9.75	$—	$9.75	$—

6.	Income Taxes

We recorded a provision for income taxes for the quarter ended June 30, 2015 due to the discrete tax effect arising from a change in the valuation of our available-for-sale securities portfolio. We recorded a benefit for income taxes for the six months ended June 30, 2015 due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. We did not record a provision for income taxes for the quarter and six months ended June 30, 2014 as we generated a net operating loss for the year ended December 31, 2014.

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

Astellas is an equity investor of ours and, therefore, considered a related party. We recorded revenue related to collaboration agreements with Astellas of $5.6 million and $4.6 million during the quarter ended June 30, 2015 and 2014 and $10.9 million and $8.1 million during the six months ended June 30, 2015 and 2014. We recorded expense related to collaboration agreements with Astellas of $1.3 million and $2.4 million during the quarter ended June 30, 2015 and 2014 and $4.4 million and $4.5 million during the six months ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, accounts receivable from Astellas were $10.3 million and $5.0 million and amounts due to Astellas were $5.8 million and $4.3 million.

Julian N. Stern, a director of ours since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. We retain Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property. During the quarter and six months ended June 30, 2015 and 2014, the payments made by us to Goodwin Procter LLP were not material. As of June 30, 2015 and December 31, 2014, amounts due to Goodwin Proctor LLP were not material.

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

On November 19, 2014, we closed the initial public offering (“IPO”) of our common stock. In our IPO, we sold 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Net proceeds from our IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. AstraZeneca AB (“AstraZeneca”), one of our collaboration partners, agreed to purchase from us concurrently with the closing of our IPO in a private placement shares of our common stock with an aggregate purchase price of $20.0 million at a price per share equal to the IPO price. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 33,919,954 shares of common stock and 958,996 shares of FibroGen Europe convertible preferred stock were converted into shares of our common stock. Our proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

Financial Highlights

During the quarter and six months ended June 30, 2015, we had net income of $57.1 million and $10.7 million, or net income per diluted share of $0.83 and $0.15. The increase in net income and net income per diluted share for the quarter ended June 30, 2015 compared to the same period a year ago is primarily due to an increase in revenue, partially offset by an increase in operating expenses. The decrease in net income and net income per diluted share for the six months ended June 30, 2015 is primarily due to an increase in operating expenses, partially offset by an increase in revenue. The increase in revenue is primarily due to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received in the second quarter of 2015 under the collaboration agreements with AstraZeneca. The increase in operating expenses resulted primarily from the progression of our clinical trials and expenses to support our new requirements as a public company.

Cash, cash equivalents, investments and receivables, excluding restricted cash, totaled $399.2 million at June 30, 2015, an increase of $61.6 million from December 31, 2014, primarily due to payments received from AstraZeneca, partially offset by cash used in operations.

Programs

During the first half of 2015, we continued to make progress in the development of our major programs.

Roxadustat is the first HIF-PH inhibitor to enter Phase 3 clinical development and acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca, continue to advance roxadustat through our global Phase 3 program to support regulatory approval of roxadustat in both dialysis-dependent CKD (“DD-CKD”) patients and CKD patients who are not dialysis-dependent (“NDD-CKD”) in multiple geographies. For the three FibroGen roxadustat Phase 3 studies we have reached approximately two-thirds of our cumulative target enrollment. Our base plan is to meet target enrollment for these studies in March to April 2016, and we believe the third study could reach target enrollment by year end 2015. We currently anticipate submitting a New Drug Application (“NDA”) for roxadustat in the United States in 2018 and in China in 2016. In China, we completed manufacture of our NDA registration campaign for drug substance and finished drug product for roxadustat at our Beijing manufacturing facility in the second quarter of 2015. We have been informed that technical review of our Phase 3 clinical trial application has been completed by the CDE, and we believe the remaining steps in the Clinical Trial Application approval are largely perfunctory. We plan to begin opening study sites and enrolling patients in two Phase 3 studies in China in the fourth quarter of 2015.

FG-3019 is our fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”), a critical common element in the progression of fibrosis and associated serious diseases. We continue to conduct an open-label Phase 2 extension study in IPF and continue to enroll patients in a randomized, double-blind placebo-controlled Phase 2 trial in patients with IPF. The presence of approved therapies in IPF, such as Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the United States, and Boehringer Ingelheim’s nintedanib, which has been approved in the United States and EU, has made enrollment in our placebo-controlled Phase 2 IPF trial more challenging. Our ability to complete enrollment of this IPF trial in the expected timeframe is dependent on opening additional clinical sites outside of the United States in the third quarter of 2015. In addition, we are evaluating expanding this IPF trial to include one or more comparator arms with approved therapy, which may increase the patient number in our trial to approximately 250 subjects.

We also continue to enroll an open-label Phase 2 trial in pancreatic cancer to determine whether the FG-3019, in combination with gemcitabine and nab-paclitaxel, can convert inoperable pancreatic cancer to operable cancer. Patients with inoperable Stage 3 pancreatic cancer have survival similar to patients with metastatic cancer with studies showing only half of these patients survive approximately 8 to 12 months after diagnosis and few studies even report 5 year survival. Outlook for patients with resectable pancreatic cancer is considerably better with studies showing half survive between 17 to 27 months after diagnosis and 20% alive at 5 years. We expect to review the preliminary data from this pancreatic cancer study when we have sufficient data to detect substantial differences in the context of assessing whether to expand the program, or continue or stop the study. We plan to submit an abstract of the initial study results for presentation at the American Society of Clinical Oncology Gastrointestinal meeting, which will be held in January of 2016. We plan to open a trial, for which we recently received Food and Drug Administration (“FDA”) clearance for our Investigational New Drug (“IND”) application, to study FG-3019 in Duchenne Muscular Dystrophy (“DMD”) in the second half of 2015. In addition, in the second quarter of 2015 we closed a trial in subjects with liver fibrosis due to the hepatitis B virus. To date, we have retained exclusive worldwide rights for FG-3019.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through June 30, 2015 totals $462.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of June 30, 2015 Astellas has separately invested $80.5 million in the equity of FibroGen, Inc.

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

We will share responsibility with AstraZeneca for clinical development activities required for United States regulatory approval of roxadustat. AstraZeneca will be responsible for all of our development costs incurred under the agreed development plan for roxadustat in the United States and EU, to the extent those costs are not covered by Astellas, after an initial 50% development cost sharing period in which our funding obligations are limited to a total of $116.5 million. Thereafter, AstraZeneca will be solely responsible for additional development costs. In China, FibroGen China Anemia Holdings, Ltd. (“FibroGen China”) will conduct the development work for CKD anemia and its subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), will hold all of the regulatory licenses issued by China regulatory authorities and FibroGen China will be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million, a portion of which we have received and the remainder of which we expect to receive in various amounts through 2016, including a $62.0 million time based development milestone, which became non-contingent as of July 30, 2014. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through June 30, 2015 totals $355.2 million.

During the second quarter of 2015, we received an upfront payment of $120.0 million and a development milestone payment of $15.0 million under the under the U.S./RoW Agreement. The development milestone payment resulted from the finalization of our two audited pre-clinical carcinogenicity study reports.

Payments under these agreements include over $500.0 million in upfront, non-contingent and other payments received or expected to be received prior to the first U.S. approval, excluding development expense reimbursement.

AstraZeneca purchased 1,111,111 shares of our common stock at the IPO price for an aggregate purchase price of $20.0 million in a private placement concurrent with our IPO.

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

Under the China Agreement, which is conducted through FibroGen China, the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct commercialization activities in China as well as serve as the master distributor for roxadustat and will fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China.

AstraZeneca may terminate the U.S./RoW Agreement upon specified events, including our bankruptcy or insolvency, our uncured material breach, technical product failure, or upon 180 days prior written notice at will. If AstraZeneca terminates the U.S./RoW Agreement at will, in addition to any unpaid non-contingent payments, it will be responsible to pay for a substantial portion of the post-termination development costs under the agreed development plan until regulatory approval.

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

Results of Operations

Revenue

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca. The sources of our revenue for the periods presented were as follows:

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)
Revenue:
License and milestone revenue	$106,879	$82,463	$24,416	30%	$118,385	$97,148	$21,237	22%
Collaboration services and other revenue	13,671	7,495	6,176	82	18,463	10,686	7,777	73

Total revenue	$120,550	$89,958	$30,592	34%	$136,848	$107,834	$29,014	27%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 89% and 92% of total revenue for the quarter ended June 30, 2015 and 2014 and 87% and 90% of total revenue for the six months ended June 30, 2015 and 2014.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to

65 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the periods presented. Collaboration services and other revenues represented 11% and 8% of total revenue for the quarter ended June 30, 2015 and 2014 and 13% and 10% of total revenue for the six months ended June 30, 2015 and 2014.

The increase in total revenue for the quarter and six months ended June 30, 2015 compared to the same periods a year ago is more fully discussed in the sections below.

Total cash consideration received through June 30, 2015 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows (in thousands):

	Cash Received Through June 30, 2015	Additional Potential Cash Payments	Total Potential Cash Payments
Astellas—related-party:
Japan Agreement	$52,593	$120,000	$172,593
Europe Agreement	410,000	335,000	745,000

Total Astellas	462,593	455,000	917,593
AstraZeneca:
U.S. / RoW Agreement	327,000	922,000	1,249,000
China Agreement	28,200	348,500	376,700

Total AstraZeneca	355,200	1,270,500	1,625,700

Total revenue	$817,793	$1,725,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

License and Milestone Revenue

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
License and milestone revenue:
Astellas	$4,860	$3,718	$1,142	31%	$9,552	$6,460	$3,092	48%
AstraZeneca	102,019	78,745	23,274	30	108,833	90,688	18,145	20

Total license and milestone revenue	$106,879	$82,463	$24,416	30%	$118,385	$97,148	$21,237	22%

License and milestone revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received during the second quarter of 2015 compared to an upfront payment of $110.0 million received during the second quarter of 2014. A portion of each of the upfront payments received under the collaboration agreements with AstraZeneca were deferred as a result of applying the relative selling price method and assessing the timing of the provision of various deliverables. The milestone payment was recognized in its entirety upon receipt. In addition, license and milestone revenue recognized under our collaboration agreements with both Astellas and Astra Zeneca increased due to an increase in reimbursable co-development costs allocated to license and milestone revenue.

Collaboration Services and Other Revenue

Collaboration services revenue increased $6.2 million and $7.8 million for the quarter and six months ended June 30, 2015 compared to the same periods a year ago primarily due to the allocation of the upfront payment of $120.0 million received during the second quarter of 2015 and an increase in reimbursable co-development costs under our collaboration agreements with AstraZeneca and Astellas.

Operating Expenses

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$51,555	$33,269	$18,286	55%	$102,094	$58,919	$43,175	73%
General and administrative	9,680	7,516	2,164	29	20,162	13,948	6,214	45

Total operating expenses	$61,235	$40,785	$20,450	50%	$122,256	$72,867	$49,389	68%

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

Research and development expenses incurred by program for the periods presented were as follows (in thousands):

		Quarter Ended June 30, 2015		Six Month Ended June 30,
Product Candidate	Phase of Development	2015	2014	2015	2014
Roxadustat	Phase 3	$36,336	$20,713	$72,393	$34,468
FG-3019	Phase 2	8,374	5,171	15,707	10,286
FG-6874	Phase 1	472	1,051	974	1,915
FG-5200	Preclinical	1,331	1,029	2,661	1,866
Other research and development expenses		5,042	5,305	10,359	10,384

Total research and development expenses		$51,555	$33,269	$102,094	$58,919

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased for the quarter and six months ended June 30, 2015 compared to the same periods a year ago. The increase for the quarter ended June 30, 2015 was primarily due to an increase in clinical trial, outside services and drug development related costs of $12.2 million, stock-based compensation expense of $4.0 million and employee-related costs of $1.9 million. The increase for the six months ended June 30, 2015 was primarily due to an increase in clinical trial, outside services and drug development related costs of $29.7 million, stock-based compensation expense of $7.8 million and employee-related costs of $4.6 million. Clinical trial, outside services and drug development related costs increased as a result of the progression of the Phase 3 trials for FG-4592 and the ongoing Phase 2 trials for FG-3019. Stock-based compensation expense increased primarily due to a higher valuation for stock option grants and expense related to the Employee Share Purchase Program (“ESPP”), which we implemented in November 2014. Employee-related costs increased as a result of additional headcount to support our clinical trials.

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

General and administrative expenses increased for the quarter and six months ended June 30, 2015 compared to the same periods a year ago. The increase for the quarter ended June 30, 2015 was primarily due to an increase in stock-based compensation expense of $2.2 million. The increase for the six months ended June 30, 2015 was primarily due to an increase in stock-based compensation expense of $4.2 million, legal fees of $1.2 million and employee-related costs of $1.0 million. Stock-based compensation expenses increased primarily due to a higher valuation of stock option grants and expense related to the ESPP. Legal fees increased for the six months ended June 30, 2015 compared to the same period a year ago primarily as a result of incremental maintenance costs associated with our intellectual property portfolio. Employee-related costs increased primarily as a result of additional headcount to support being a public company.

Operating Expenses for Roxadustat Covered Under Collaboration Agreements

We share responsibility with AstraZeneca for clinical development activities required for United States regulatory approval of roxadustat. AstraZeneca is responsible for all of our development costs incurred under the agreed development plan for roxadustat in the United States, Europe, Japan and all other markets outside of China, to the extent those costs are not covered by Astellas, after an initial 50% development cost sharing period in which our funding obligations are limited to a total of $116.5 million, of which $83.4 million has been incurred as of June 30, 2015. We expect to reach this $116.5 million cap in late 2015. After we have reached the $116.5 million cap, AstraZeneca will be solely responsible for all future development costs. In China, our subsidiary FibroGen China will conduct the development work for CKD anemia and its subsidiary, FibroGen Beijing, will hold all of the regulatory licenses issued by China regulatory authorities and FibroGen China will be primarily responsible for regulatory, clinical and manufacturing. All development and commercialization costs for roxadustat in China will be shared equally with AstraZeneca.

Interest and Other Income (Expense), Net

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Interest and other income (expense), net:
Interest expense	$(2,762)	$(2,725)	$(37)	1%	$(5,520)	$(5,451)	$(69)	1%
Interest and other income, net	707	383	324	85	1,550	1,075	475	44

Total interest and other income (expense), net	$(2,055)	$(2,342)	$287	(12)%	$(3,970)	$(4,376)	$406	(9)%

Interest expense approximated the same periods a year ago and includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China as well as interest related to the TEKES product development obligations.

Interest and other income, net increased primarily due to higher average balances of cash equivalents and investments.

Provision (Benefit) from Income Taxes

We recorded a provision for income taxes for the quarter ended June 30, 2015 due to the discrete tax effect arising from a change in the valuation of our available-for-sale securities portfolio. We recorded a benefit for income taxes for the six months ended June 30, 2015 primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. We did not record a provision for income taxes for the quarter and six months ended June 30, 2014 as we generated a net operating loss for the year ended December 31, 2014.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Liquidity and Capital Resources

We have historically funded our operations principally from the sale of convertible preferred stock and common stock and from the execution of certain collaboration agreements involving license payments, milestones and reimbursement for development services. On November 19, 2014, we closed our IPO and concurrent private placement in which we issued and sold a total of 10,426,111 shares of common stock, resulting in net proceeds of $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million for our IPO. Upon the closing of our IPO, all of our outstanding convertible preferred stock automatically converted into 33,919,954 shares of common stock, based on the shares of convertible preferred stock outstanding as of November 18, 2014.

During the second quarter of 2015, we received a $120.0 million upfront payment and a $15.0 million development milestone payment under the U.S./RoW Agreement. The development milestone payment was related to the finalization of our two audited pre-clinical carcinogenicity study reports.

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

As of June 30, 2015, we had cash and cash equivalents of $236.5 million. Cash is invested in accordance with our investment policy, primarily to provide liquidity and preserve capital. Investments, consisting principally of corporate debt securities stated at fair value, are also available as a source of liquidity. As of June 30, 2015, we had short- and long-term investments of $12.1 million and $138.3 million. As of June 30, 2015, a total of $30.9 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Flows

The following table sets forth the primary sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$58,857	$77,238	$(18,381)
Investing activities	6,046	29,594	(23,548)
Financing activities	5,407	(537)	5,944
Effect of exchange rate changes on cash	771	35	736

Net change in cash and cash equivalents	$71,081	$106,330	$(35,249)

Operating Activities

Net cash provided by operating activities was $58.9 million for the six months ended June 30, 2015 and consisted primarily of net income of $10.7 million adjusted for non-cash items of $17.8 million, which includes stock-based compensation expense of $13.4 million, depreciation expense of $2.8 million, amortization of the premium on investments of $1.5 million, and a net increase in operating assets and liabilities of $30.4 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $30.4 million, an increase in prepaid expenses and other current assets of $2.2 million, an increase in accounts receivable of $1.3 million, a decrease in accrued liabilities of $3.1 million and a decrease in accounts payable of $0.6 million. The change in deferred revenue relate to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts receivable and prepaid expenses and other current assets relates to the timing of payments. The changes in accounts payable and accrued liabilities is driven by clinical trial activity related to upcoming Phase 3 trials for roxadustat and the timing of payments.

Net cash provided by operating activities was $77.2 million for the six months ended June 30, 2014, and consisted primarily of net income of $30.6 million adjusted for non-cash items including stock-based compensation expense of $1.5 million, depreciation expense of $1.8 million, amortization of bond premium/discount of $0.3 million and a net increase in operating assets and liabilities of $43.0 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $36.3 million and an increase in accounts payable and accrued expenses of $5.0 million. The increase in deferred revenue relates to the timing of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The increase in accrued expenses is driven by the increase in clinical trial activity related to upcoming Phase 3 trials for roxadustat.

Investing Activities

Investing activities consist primarily of purchases of property and equipment and proceeds from the maturities of investments.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, repayments of our lease liability and payments of equity issuance costs associated with the planned public offering of our securities.

Off-Balance Sheet Arrangements

During the quarter and six months ended June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended June 30, 2015 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASU 2014-09was initially for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of this standard with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat, or FG-4592 in anemia in chronic kidney disease (“CKD”), and FG-3019 in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor, or HIF, and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Although we had net income of $10.7 million for the six months ended June 30, 2015, our net loss for the years ended December 31, 2013 and 2014 was $14.9 million and $59.5 million. As of June 30, 2015, we had an accumulated deficit of $311.6 million. As of June 30, 2015, we had capital resources consisting of cash, cash equivalents and short-term investments of $248.7 million plus $138.3 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in China, expand our clinical development efforts on FG-3019, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll approximately 7,000 to 8,000 patients worldwide. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our initial public offering (“IPO”), our existing cash, cash equivalents and short-term investments and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

During the years ended December 31, 2014, 2013 and 2012, 100%, 100% and 99% of our revenues recognized were from our collaboration partners.

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

We may be unable to obtain regulatory approval for our product candidates, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.*

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat or FG-3019 or any of our other product candidates.

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and FG-3019 will never receive regulatory approval in any country. Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or FG-3019 for many reasons, including, among others:

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical and early clinical trials may not be predictive of similar results in larger, controlled clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome, even if successful. For example, in the past we developed an earlier generation product candidate aimed at treating anemia in CKD that resulted in a clinical hold for a safety signal seen in that product in Phase 2 clinical trials. The clinical hold applied to that product candidate and roxadustat was lifted for both product candidates after submission of the requested data to the FDA. While we have not seen similar safety concerns involving roxadustat to date, our Phase 2 clinical trials have involved a relatively small number of patients exposed to roxadustat for a relatively short period of time compared to the Phase 3 clinical trials that we will be conducting, and only a fraction of the patients in the Phase 2 clinical trials were randomized to placebo. Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist. In addition, some of the safety concerns associated with the treatment of patients with anemia in CKD using Erythropoiesis Stimulating Agents (“ESAs”) did not emerge for many years until placebo-controlled studies had been conducted in large numbers of patients. The biochemical pathways that we believe are affected by roxadustat are implicated in a variety of biological processes and disease conditions, and it is possible that the use of roxadustat to treat larger numbers of patients will demonstrate unanticipated adverse effects, including possible drug interactions, which may negatively impact the safety profile, use and market acceptance of roxadustat. We studied the potential interaction between roxadustat and three statins (atorvastatin, rosuvastatin and simvastatin), which are used to lower levels of lipids in the blood. An adverse effect associated with increased statin plasma concentration is myopathy, which typically presents in a form of myalgia. The studies indicated the potential for increased exposure to those statins when roxadustat is taken simultaneously with those statins and suggested the need for statin dose reductions for patients receiving higher statin doses. We performed additional clinical pharmacology studies to evaluate if the effect of any such interaction could be minimized or eliminated by a modification of the dosing schedule that would separate the administration of roxadustat and the statin, however, such studies showed no minimization of effect. It is possible that the potential for interaction between roxadustat and statins could lead to label provisions for statins or roxadustat relating, for example, to dose scheduling or recommended statin dose limitations. In CKD patients statin therapy is often initiated earlier than treatment for anemia, and risks of myopathy have been shown to decrease with increased time on drug. While we believe the prior statin treatment history of such patients at established doses may reduce the risk of adverse effects from any interaction with roxadustat and facilitate any appropriate dose adjustments, we cannot be sure that this will be the case.

The FDA has informed us that our Phase 3 trials must include, as a safety endpoint, a major adverse cardiac events (“MACE”) endpoint, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. In addition, we expect that our Phase 3 clinical trials supporting approval in Europe will be required to include MACE+ as a safety endpoint which, in addition to the MACE endpoints, also incorporates measurements of hospitalization rates due to heart failure or unstable angina. As a result, our ongoing and planned Phase 3 clinical trials may identify unanticipated safety concerns in the patient population under study. The FDA has also informed us that the MACE endpoint will need to be evaluated separately for our Phase 3 trials in non-dialysis dependent-CKD patients and our Phase 3 trials in dialysis dependent-CKD patients. The MACE endpoint will be evaluated in pooled analysis across Phase 3 studies of similar study populations and requires demonstration of non-inferiority relative to comparator, which means that the MACE event rate in roxadustat-treated patients must have less than a specified probability of exceeding the rate in the comparator trial by a specified hazard ratio. The number of patients necessary in order to permit a statistical analysis with adequate ability to detect the relative risk of MACE or MACE+ events in different arms of the trial, referred to as statistical power, depends on a number of factors, including the rate at which MACE or MACE+ events occur per patient-year in the trial, treatment duration of the patients, the required hazard ratio, and the required statistical power and confidence intervals.

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

As an organization, we have never completed a Phase 3 clinical trial or submitted a New Drug Application (“NDA”) before, and may be unable to do so efficiently or at all for roxadustat or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials for FG-3019 and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials for FG-3019. We have initiated Phase 3 clinical trials of roxadustat, and if our Phase 2 clinical trials are successful for FG-3019, we intend to conduct Phase 3 clinical trials for FG-3019. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs such as EPOGEN® and Aranesp®, commercialized by Amgen Inc., Procrit® and Eprex®, commercialized by Johnson & Johnson Inc., and Mircera®, commercialized by Hoffmann-La Roche (“Roche”) outside of the United States, and by Galenica, a Roche licensee in the United States and Puerto Rico. ESAs have been used in the treatment of anemia in CKD for over 20 years, serving a significant majority of dialysis-dependent CKD (“DD-CKD”) patients on Medicare. It may be difficult to encourage treatment providers and patients to switch from products with which they have become familiar to roxadustat. In addition, the introduction of safer or more effective complement therapies to ESAs, such as safer iron supplementation therapies, may enhance the competitiveness of ESA therapy.

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

The introduction of biosimilar ESAs into the market in the United States may occur by the time roxadustat enters the market and may increase the competition for roxadustat and alter the competitive and pricing landscape. A biosimilar product is a follow-on version of an existing, branded biologic product. Under current laws, an application for a biosimilar product should not be approved by the FDA until 12 years after the existing, patent-protected product was approved under a Biologics License Application (“BLA”). The patents for the existing, branded product must expire in a given market before biosimilars may enter that market with limited or no risk of being sued for patent infringement. The patents for epoetin alfa, a version of EPOGEN, expired in 2004 in the European Union, and the final material patents in the United States expired in May 2015 in the United States. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the United States, a few ESA biosimilars are currently under development or regulatory review, including Hospira’s Retacrit™, an EPOGEN and Procrit biosimilar which has been marketed in Europe, and for which Hospira’s BLA was filed with the FDA in February 2015.

Furthermore, in the case of roxadustat, many of our existing and potential competitors have distribution relationships with leading dialysis providers and customers as well as brand recognition and reimbursement. Two of the largest operators of dialysis clinics in the United States, DaVita Healthcare Partners Inc. (“DaVita”) and Fresenius SE & Co. KGaA (“Fresenius”) represent more than 60% of the dialysis market in the United States and have entered into long-term sales agreements with Amgen that began in January 2012, which in the case of Fresenius, includes an exclusive relationship. Fresenius also entered into an agreement with Galenica regarding supply of Mircera for use in Fresenius dialysis centers. As a result, successful penetration of this market would require AstraZeneca to reach a significant agreement with Fresenius or DaVita, the two largest dialysis clinics in the United States, on favorable terms and on a timely basis.

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

If FG-3019 is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for FG-3019 would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation, Merrimack Pharmaceuticals, Inc., Oncomed Pharmaceuticals, Inc, Momenta Pharmaceuticals Inc., Gilead Sciences Inc., Threshold Pharmaceuticals, Inc., and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade. Merrimack Pharmaceuticals, Inc. has completed a pivotal Phase 3 clinical trial of MM-398 for the treatment of patients with metastatic pancreatic cancer who have previously failed treatment with gemcitabine. In November 2014, Merrimack announced that it had received Fast Track designation from the FDA and intended to start the NDA submission process in December 2014 with the goal of completing the NDA submission in the first quarter, or early in the second quarter, of 2015.

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

Moreover, while our reliance on these third parties for certain development and management activities will reduce our control over these activities, it will not relieve us of our responsibilities. For example, the FDA and foreign regulatory authorities require compliance with regulations and standards, including GCP requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we, as the sponsor, remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with

GCP requirements or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions.

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

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast and that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, we and IRIX have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. On March 4, 2015, Patheon, a business unit of DPx Holdings B.V. announced that it had entered into a definitive agreement to acquire IRIX within sixty days of the announcement.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to effectively enforce our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

If we obtain approval for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the United States include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively “PPACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•	foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), altered Medicare coverage and payments for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. The MMA also provided authority for limiting the number of drugs that will be covered in any therapeutic class and as a result, we expect that there will be additional pressure to reduce costs. For example, the CMS in implementing the MMA has enacted regulations that reduced capitated payments to dialysis providers. These cost reduction initiatives and other provisions of the MMA could decrease the scope of coverage and the price that may be received for any approved dialysis products and could seriously harm our business and financial condition. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. Similar regulations or reimbursement policies have been enacted in many international markets which could similarly impact the commercial potential for our products.

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

More recently, the PPACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The PPACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;

•	provide accurate information to the FDA or comparable foreign regulatory authorities;

•	comply with manufacturing standards we have established;

•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

•	comply with the FCPA and other anti-bribery laws.

•	report financial information or data accurately; or

•	disclose unauthorized activities to us.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (“Code of Business Conduct and Ethics”), but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

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

We expect to be subject to a number risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;

•	different standards of care in various countries that could complicate the evaluation of our product candidates;

•	different United States and foreign drug import and export rules;

•	reduced protection for intellectual property rights in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	compliance with the FCPA and other anti-corruption and anti-bribery laws;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	potential liability resulting from development work conducted by foreign distributors; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

A common issue encountered in conducting clinical studies in China is patients’ use of traditional Chinese medicine in violation of study protocols. We believe that many patients with anemia in CKD are currently being treated with traditional Chinese medicine, and it is possible that such patients may continue their use of traditional Chinese medicine after enrollment in our studies and in violation of study protocols. If the patients participating in our China clinical studies do not comply with study protocols and continue to use traditional Chinese medicine, adverse events may emerge in our studies that are due to such traditional Chinese medicine or the interaction between such traditional Chinese medicine and roxadustat. In addition, the use of traditional Chinese medicine by patients in our studies may confound our study results. The occurrence of such adverse events or the confounding of our study results may lead the China Food and Drug Administration (“CFDA”) and regulators in other jurisdictions in which we are seeking approval to, among other things, suspend our studies, reject our study data and withhold approval for roxadustat.

We are building our own manufacturing facility in China to produce roxadustat and clinical trial material for our corneal implant program. As an organization, we have limited experience in the construction or operation of a manufacturing plant, and, accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.*

In 2014, we received a Pharmaceutical Production Permit for our facility in China in which we intend to manufacture roxadustat. The Pharmaceutical Production Permit allowed us to produce the NDA registration campaign of roxadustat according to GMP. However, we have not yet received a license for commercial manufacture of roxadustat. As an organization, we have limited experience building a manufacturing facility in the past and our facility must be constructed, licensed and operated in conformity with applicable cGMP requirements. We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will receive and maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facility meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will succeed for licensure or continue to be successful in meeting these requirements.

We would require separate approval for the manufacture of FG-5200. In addition, we may convert our existing manufacturing process of FG-5200 to a semi-automated process which may require us to show that implants from our new manufacturing process are comparable to the implants from our existing manufacturing process. There can be no assurance that we will successfully receive licensure and maintain approval for the manufacture of either or both of roxadustat or FG-5200, either of which would be expected to delay or preclude our ability to develop and commercialize those product candidates in China and may materially adversely affect our business and operations and prospects in China.

Manufacturing facilities in China are subject to periodic unannounced inspections by the CFDA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, earthquakes, terrorist attacks, government appropriation of our facility, and wars, could significantly impair our ability to operate our manufacturing facility. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our decision to seek approval in China for roxadustat prior to approval in the United States or Europe is largely unprecedented and could be subject to significant risk, delay and expense.*

Our Chinese subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), plans to seek approval for roxadustat in China as a Domestic Class 1.1 Drug which we believe, if approved, would be the first CFDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the United States and Europe. Because of this largely novel regulatory pathway, the CFDA approval process may take longer than we currently expect, or the CFDA may require us to submit additional data including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could impact the CFDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical data currently required for approval, the regulatory authorities may later determine that changes are required in the drug approval process, that additional or different clinical data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. For example, the recent backlog of CFDA review of clinical trial applications has delayed the start of our Phase 3 clinical trials in China and potentially could delay market approval of roxadustat in China. It is also possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

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

Even if roxadustat is approved in China, it will face intense competition in the market for treatments of anemia in CKD. Roxadustat would compete with ESAs, which are offered by established multinational pharmaceutical companies such as Kyowa Hakko Kirin Co. Ltd. and Roche and Chinese pharmaceutical companies such as 3SBio Inc. and Di’ao Group Chengdu Diao Jiuhong Pharmaceutical Factory. Many of these competitors have substantially greater name recognition, scientific, financial and marketing resources as well as established distribution capabilities than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and in creating market awareness for those products. Many of these competitors have significantly more experience than we have in navigating the Chinese regulatory framework regarding the development, manufacturing and marketing of drugs in China, as well as in marketing and selling anemia products in China. Additionally, we believe that most patients with anemia in CKD in China are currently being treated with traditional Chinese medicine, which is widely accepted and highly prevalent in China. Traditional Chinese medicine treatments are often oral and thus convenient and low-cost, and practitioners of traditional Chinese medicine are numerous and accessible in China. As a result, it may be difficult to persuade patients with anemia in CKD to switch from traditional Chinese medicine to roxadustat.

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

We plan to seek regulatory approval for FG-5200 as a medical device, with which we have no development and manufacturing experience. There can be no assurance that we will achieve medical device designation or receive approval for FG-5200. In addition, we have not yet used the material planned for our clinical trials of FG-5200 in any previous clinical trials and because we have not yet received a license to manufacture FG-5200 in our China manufacturing facility or at scale, we will have to show that FG-5200 from our China manufacturing facility meets the applicable regulatory requirements. There can be no assurance that we can meet these requirements or that FG-5200 can be approved for development, manufacture and sale in China.

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

If our planned business activities in China fall within a restricted category under the China Catalog for Guidance for Foreign Investment, we will need to operate in China through a variable interest entity structure.

The China Catalog for Guidance for Foreign Investment sets forth the industries and sectors that the Chinese government encourages and restricts with respect to foreign investment and participation. The Catalog for Guidance for Foreign Investment is subject to revision from time to time by the China Ministry of Commerce. While we currently do not believe the development and marketing of roxadustat falls within a restricted category under the Catalog for Guidance for Foreign Investment, if roxadustat does fall under such a restricted category, we will need to operate in China through a variable interest entity (“VIE”) structure. A VIE structure involves a wholly foreign-owned enterprise that would control and receive the economic benefits of a domestic Chinese company through various contractual relationships. Such a structure would subject us to a number of risks that may have an adverse effect on our business, including that the Chinese government may determine that such contractual arrangements do not comply with applicable regulations, Chinese tax authorities may require us to pay additional taxes, shareholders of our VIEs may have potential conflicts of interest with us, and we may lose the ability to use and enjoy assets held by our VIEs that are important to the operations of our business if such entities go bankrupt or become subject to dissolution or liquidation proceedings. VIE structures in China have come under increasing scrutiny from accounting firms and the Securities and Exchange Commission ( “SEC”) staff. If we do attempt to use a VIE structure and are unsuccessful in structuring it so as to qualify as a VIE, we would not be able to consolidate the financial statements of the VIE with our financial statements, which could have a material adverse effect on our operating results and financial condition.

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2015, approximately $4.0 million of our cash and cash equivalents is held in China.

Any capital contributions from us to FibroGen Beijing must be approved by the Ministry of Commerce in China and failure to obtain such approval may materially and adversely affect the liquidity position of FibroGen Beijing.

The Ministry of Commerce in China or its local counterpart must approve the amount and use of any capital contributions from us to FibroGen Beijing, and there can be no assurance that we will be able to complete the necessary government registrations and obtain the necessary government approvals on a timely basis, or at all. If we fail to do so, we may not be able to contribute additional capital to fund our Chinese operations, and the liquidity and financial position of FibroGen Beijing may be materially and adversely affected.

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

In addition, the Chinese government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of foreign currency out of China for certain transactions. Shortages in the availability of foreign currency may restrict the ability of FibroGen Beijing to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and balance of trade, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our operational requirements, our liquidity and financial position may be materially and adversely affected.

Because FibroGen Beijing’s funds are held in banks that do not provide insurance, the failure of any bank in which FibroGen Beijing deposits its funds could adversely affect our business.

Banks and other financial institutions in China do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, FibroGen Beijing may not have access to funds on deposit. Depending upon the amount of money FibroGen Beijing maintains in a bank that fails, its inability to have access to cash could materially impair its operations.

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

In addition, we and our foreign subsidiaries have various intercompany transactions. We may not be able to obtain certain benefits under relevant tax treaties to avoid double taxation on certain transactions among our subsidiaries. If we are not able to avail ourselves of the tax treaties, we could be subject to additional taxes, which could adversely affect our financial condition and results of operations.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

The current Administration has proposed, and Congress has introduced, legislation to reform the U.S. taxation of international business activities, including, but not limited to, limiting the ability of taxpayers to claim and utilize foreign tax credits, limiting the check-the-box regime, revising the rules applicable to transfers of intangible property, and deferring certain tax deductions until non-U.S. earnings are repatriated to the United States. The current Administration has made public statements indicating that it has made the issue a priority, and key members of the U.S. Congress have conducted hearings and proposed legislation. Accordingly, depending on the final form of legislation enacted, if any, the consequences of changes to the U.S. taxation of international business activities may be significant for our China business and other offshore activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on our effective tax rate, the amount of tax we pay, our financial position and results of operations.

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

We seek to protect the products and technology that we consider important to our business by filing patent applications in China and other countries, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We currently have 3 granted patents and 15 pending patent applications relating to roxadustat in China. Refer to “Business—Intellectual Property” in our Annual Report on Form 10-K for the year ended December 31, 2014. However, the filing of a patent application does not mean that we will be granted a patent, or that any patent eventually granted will be as broad as requested in the patent application or will be sufficient to protect our technology. There are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications not to be granted, including known or unknown prior art, deficiencies in the patent application, or lack of originality of the technology. Furthermore, the terms of our patents are limited. The patents we hold and patents that may be granted from our currently pending patent applications have, absent any patent term adjustment or extension, a twenty-year protection period starting from the date of application.

Intellectual property rights and confidentiality protections in China may not be as effective as those in the United States or other countries for many reasons, including lack of procedural rules for discovery and evidence, low damage awards, and lack of judicial independence. Implementation and enforcement of Chinese intellectual property laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies and outcomes are unpredictable. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business.

We are subject to laws and regulations governing corruption, which will require us to develop and implement costly compliance programs.

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the FCPA, anti-bribery and anti-corruption laws in other countries, particularly China. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice (“DOJ”). The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with these anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the anti-bribery laws present particular challenges in the pharmaceutical industry because in many countries, including China, hospitals are state-owned or operated by the government, and doctors and other hospital employees are considered foreign government officials. Furthermore, in certain countries (China in particular), hospitals and clinics are permitted to sell pharmaceuticals to their patients and are primary or significant distributors of pharmaceuticals. Certain payments to hospitals in connection with clinical studies, procurement of pharmaceuticals and other work have been deemed to be improper payments to government officials that have led to vigorous anti-bribery law enforcement actions and heavy fines in multiple jurisdictions, particularly in the United States and China.

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

As we expand our operations in China and other jurisdictions internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, including China, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of company personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

Uncertainties with respect to the China legal system could have a material adverse effect on us.

The legal system of China is a civil law system primarily based on written statutes. Unlike in a common law system, prior court decisions may be cited for reference but are not binding. Because the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. Moreover, decision makers in the China judicial system have significant discretion in interpreting and implementing statutory and contractual terms, which may render it difficult for FibroGen Beijing to enforce the contracts it has entered into with our business partners, customers and suppliers. Different government departments may have different interpretations of certain laws and regulations, and licenses and permits issued or granted by one government authority may be revoked by a higher government authority at a later time. Navigating the uncertainty and change in the China legal system will require the devotion of significant resources and time, and there can be no assurance that our contractual and other rights will ultimately be enforced.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

The Chinese economy and Chinese society continue to undergo significant change. Adverse changes in the political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. The Chinese government continues to adjust economic policies to promote economic growth. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations in China may be adversely affected by government control over capital investments or changes in tax regulations. As the Chinese pharmaceutical industry grows and evolves, the Chinese government may also implement measures to change the structure of foreign investment in this industry. We are unable to predict the frequency and scope of such policy changes, any of which could materially and adversely affect FibroGen Beijing’s liquidity, access to capital and its ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and commercialize our product candidates in China.

Our operations in China subject us to various Chinese labor and social insurance laws, and our failure to comply with such laws may materially and adversely affect our business, financial condition and results of operations.*

We are subject to various Chinese labor laws, such as the Labor Contract Law, which, among others, limits the circumstances under which we may terminate labor contracts or hire contingent workers, and requires severance pay upon the termination of an employment contract. In addition, companies operating in China are generally required to contribute to labor union funds, mandatory social insurance and housing funds. Any failure by us to comply with Chinese labor and social insurance laws may subject us to late fees, fines and penalties, or cause the suspension or termination of our ability to conduct business in China, any of which could have a material and adverse effect on business, results of operations and prospects.

Risks Related to the Operation of Our Business

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, commercialization and administration capabilities or contract with third parties to provide these capabilities for us. As our operations expand and we continue to undertake the efforts and expense to operate as a public reporting company, we expect that we will need to increase the responsibilities on members of management in order to manage any future growth effectively. Our failure to accomplish any of these steps could prevent us from successfully implementing our strategy and maintaining the confidence of investors in our company.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our data storage facilities, enterprise financial systems or manufacturing resource planning and enterprise quality systems, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of July 31, 2015, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 24.2% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We will lose our status as an “emerging growth company” at the end of 2015.*

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and for so long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Specifically, the JOBS Act:

•	eliminates the requirement to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	reduces disclosure obligations regarding executive compensation; and

•	exempts us from the requirements of holding a non-binding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Based on the market value of our common stock held by non-affiliates as of June 30, 2015, we will cease to be an “emerging growth company” at the end of our 2015 fiscal year. We cannot predict if investors will find our common stock less attractive given that we have chosen to rely on the exemptions available to “emerging growth companies,” and may continue to do so until we cease to be an

“emerging growth company” at the end of 2015, or through a permitted transition period thereafter with regard to certain disclosures. If any investors find our common stock less attractive as a result, there may be a less active market for our common stock and our stock price may be more volatile.

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

Changes in our tax provision or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

As a multinational corporation, we are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

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

As of June 30, 2015, the net proceeds are held in our investment accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 14, 2014.

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

FibroGen, Inc.

Dated: August 13, 2015	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of February 20, 1998.	S-1	333-199069	4.3	10/01/2014

4.4	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of June 3, 1999.	S-1	333-199069	4.6	10/01/2014

4.5	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.6	Warrant to Purchase 67,200 Shares of Common Stock issued to Lease Management Services, Inc., dated as of June 6, 1995; as amended by Amendment to Warrant to Purchase 67,200 Shares of Common Stock by and between FibroGen, Inc. and Phoenixcor, Inc. (as successor in interest to Lease Management Services, Inc.), dated as of June 5, 2001.	S-1	333-199069	4.8	10/01/2014

4.7	Warrant to Purchase 43,140 Shares of Common Stock issued to Lease Management Services, Inc., dated as of December 11, 1997; as amended by Amendment to Warrant to Purchase 43,140 Shares of Common Stock by and between FibroGen, Inc. and General Electric Capital Corporation (as successor in interest to Lease Management Services, Inc.), dated as of December 9, 2003.	S-1	333-199069	4.9	10/01/2014

4.8	Warrant to Purchase 4,000 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of June 3, 1999.	S-1	333-199069	4.10	10/01/2014

4.9	Warrant to Purchase 180,000 Shares of Common Stock issued to Slough Estates USA, Inc., dated as of June 3, 1999.	S-1	333-199069	4.11	10/01/2014

4.10	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.11	Warrant to Purchase 2,769 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of February 8, 2000.	S-1	333-199069	4.13	10/01/2014

4.12	Warrant to Purchase 124,605 Shares of Common Stock issued to Slough Estates USA, Inc., dated as of February 8, 2000.	S-1	333-199069	4.14	10/01/2014

4.13	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.14	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.15	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith.