Form 10-Q
period 2015-09-30
FIBROGEN INC
filed 2015-11-12
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-36740

FIBROGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0357827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

409 Illinois Street
San Francisco, CA	94158
(Address of Principal Executive Offices)	(Zip Code)

(415) 978-1200

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of October 31, 2015 was 61,335,151.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$208,650	$165,455
Short-term investments	12,873	14,364
Accounts receivable ($5,461 and $5,033 from a related party)	7,373	13,453
Prepaid expenses and other current assets	3,677	4,966
Total current assets	232,573	198,238

Restricted cash	7,254	7,254
Long-term investments	127,974	144,269
Property and equipment, net	129,607	132,171
Other assets	1,839	1,596
Total assets	$499,247	$483,528

Liabilities, stockholders' equity and non-controlling interests
Current liabilities:
Accounts payable	$4,234	$4,551
Accrued liabilities ($3,532 and $4,594 to related parties)	41,774	48,985
Deferred revenue	12,980	9,218
Total current liabilities	58,988	62,754

Long-term portion of lease financing obligations	96,990	96,818
Product development obligations	15,433	16,465
Deferred rent	4,814	5,131
Deferred revenue, net of current	85,720	60,988
Other long-term liabilities	747	696
Total liabilities	262,692	242,852

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2015 and December 31, 2014; 61,240 and 59,046 shares issued and outstanding at September 30, 2015 and December 31, 2014	612	590
Additional paid-in capital	574,979	546,247
Accumulated other comprehensive loss	(1,614)	(3,149)
Accumulated deficit	(356,693)	(322,283)
Total stockholders’ equity	217,284	221,405
Non-controlling interests	19,271	19,271
Total equity	236,555	240,676
Total liabilities and equity	$499,247	$483,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License and milestone revenue (includes $5,120, $3,506, $14,672 and $9,966 from a related party)	$13,045	$9,027	$131,430	$106,175
Collaboration services and other revenue (includes $868, $890, $2,221 and $2,507 from a related party)	6,493	4,635	24,956	15,321
Total revenue	19,538	13,662	156,386	121,496
Operating expenses:
Research and development	52,071	40,617	154,165	99,536
General and administrative	11,237	10,140	31,399	24,088
Total operating expenses	63,308	50,757	185,564	123,624
Loss from operations	(43,770)	(37,095)	(29,178)	(2,128)
Interest expense	(2,758)	(2,723)	(8,278)	(8,174)
Interest and other income, net	1,458	283	3,008	1,358
Loss before income taxes	(45,070)	(39,535)	(34,448)	(8,944)
Provision (benefit) from income taxes	28	—	(38)	—
Net loss	$(45,098)	$(39,535)	$(34,410)	$(8,944)

Net loss per basic and diluted share	$(0.74)	$(2.93)	$(0.57)	$(0.67)
Weighted average number of common shares used to calculate net loss per basic and diluted share	60,767	13,503	59,926	13,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(45,098)	$(39,535)	$(34,410)	$(8,944)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,000)	1,188	1,213	1,383
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	191	(232)	534	(1,052)
Reclassification from accumulated other comprehensive loss	(182)	—	(212)	—
Net change in unrealized gain (loss) on available-for-sale investments	9	(232)	322	(1,052)
Other comprehensive income (loss), net of taxes	(991)	956	1,535	331
Comprehensive loss	$(46,089)	$(38,579)	$(32,875)	$(8,613)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(34,410)	$(8,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,218	3,330
Amortization of premium on investments	2,292	409
Loss on disposal of property and equipment	100	—
Stock-based compensation	20,232	9,734
Tax benefit on unrealized gain on available-for-sale securities	(66)	—
Realized gain on sales of available-for-sale securities	(89)	—
Changes in operating assets and liabilities:
Accounts receivable	6,080	(3,930)
Prepaid expenses and other current assets	1,289	435
Other assets	(243)	(913)
Accounts payable	(317)	1,829
Accrued liabilities	(7,611)	8,657
Deferred revenue	28,494	34,837
Lease financing liability	474	468
Other long-term liabilities	289	267
Net cash provided by operating activities	20,732	46,179

Investing activities
Purchases of property and equipment	(1,668)	(5,542)
Purchases of available-for-sale securities	(8,217)	—
Proceeds from sales of available-for-sale securities	10,154	—
Proceeds from maturities of available-for-sale securities	14,035	38,546
Net cash provided by investing activities	14,304	33,004

Financing activities
Repayments of lease liability	(302)	(302)
Proceeds from issuance of common stock, net	8,523	925
Payments of deferred offering costs	—	(2,194)
Net cash provided by (used in) financing activities	8,221	(1,571)
Effect of exchange rate change on cash and cash equivalents	(62)	(55)
Net increase in cash and cash equivalents	43,195	77,557
Cash and cash equivalents at beginning of period	165,455	76,332
Cash and cash equivalents at end of period	$208,650	$153,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Operations and Summary of Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen,” the “Company,” or “we” and other similar pronouns) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs. Our focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. Our most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). FG-3019 is our monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. We have taken a global approach with respect to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”).

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

On November 19, 2014, we closed the initial public offering (“IPO”) of our common stock. In our IPO, we sold 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Net proceeds from our IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. Concurrent with the closing of our IPO, AstraZeneca AB (“AstraZeneca”), one of our collaboration partners, purchased shares of our common stock in a private placement at a price per share equal to the IPO price for an aggregate purchase price of $20.0 million. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 33,919,954 shares of common stock and 958,996 shares of FibroGen Europe convertible preferred stock were converted into shares of our common stock. Our proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

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

Net Income (Loss) per Share

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

Prior to the IPO, we applied the two-class method to calculate basic and diluted net income (loss) per share of common stock. The two-class method is an earnings allocation method under which earnings per share is calculated for common stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Junior Preferred Stock were participating securities due to their dividend rights and the Senior Preferred Stock had stated dividend rates. During periods of net income, the calculation of basic net income per share was reclassified to exclude the income attributable to all participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, all participating securities were not included in the calculation of net loss per share because the preferred stockholders had no contractual obligation to participate in losses.

Diluted net loss per share does not include the effect of 15.0 million and 48.0 million securities for the quarter ended September 30, 2015 and 2014 and 15.0 million and 48.0 million securities for the nine months ended September 30, 2015 and 2014 because their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASU 2014-09 was initially for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of this standard with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Europe Agreement

In April 2006, we entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million. Clinical milestone payments of $40.0 million and $50.0 million were received in 2010 and 2012. We evaluated the criteria under ASC 605-28 (as disclosed in Note 1) and concluded that each of the aforementioned milestones was substantive. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

AstraZeneca Agreements

U.S./Rest of World Agreement

Effective July 30, 2013, we entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the United States and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which we expect to receive in various amounts through June 2016, of which $312.0 million was received as of September 30, 2015. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million. During the second quarter of 2015, we received a $15.0 million development milestone payment as a result of the finalization of our two audited pre-clinical carcinogenicity study reports. We evaluated the criteria under ASC 605-28 (as disclosed in Note 1) and concluded that the aforementioned milestone was substantive.

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

For the Astellas agreements, we allocated arrangement consideration to various units of accounting based on BESP of each deliverable within each unit of accounting using the relative selling price method as we did not have VSOE or TPE of selling price for such deliverables. Arrangement consideration includes non-contingent upfront payments of $360.1 million and cumulative co-development billings of $119.8 million (for the Europe Agreement) as of September 30, 2015.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2015	2014	2015	2014
Japan	License	$414	$118	$942	$348
	Milestones	—	—	—	—
	Total license and milestone revenue	414	118	942	348
	Collaboration services revenue*	$57	$89	$157	$265

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2015	Deferred Revenue at September 30, 2015	Total Consideration Through September 30, 2015
License	$42,163	$—	$42,163
When and if available compounds	14	28	42
Manufacturing--clinical supplies	1,926	36	1,962
Committee services	16	1	17
Total license and collaboration services revenue	$44,119	$65	$44,184

*

When and if available compounds, manufacturing—clinical supplies and committee services have each been identified as separate units of accounting with standalone value and amounts allocable to these elements have been recognized and classified within the collaboration services revenue line item within the condensed consolidated statements of operations.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2015	2014	2015	2014
Europe	License	$4,706	$3,387	$13,730	$9,617
	Milestones	—	—	—	—
	Total license and milestone revenue	4,706	3,387	13,730	9,617
	Collaboration services revenue*	$812	$801	$2,065	$2,242

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2015	Deferred Revenue at September 30, 2015	Total Consideration Through September 30, 2015
License	$397,369	$—	$397,369
When and if available compounds	320	436	756
Manufacturing--clinical supplies	9,318	200	9,518
Development services--in progress	31,838	—	31,838
Committee services	268	7	275
Total license and collaboration services revenue	$439,113	$643	$439,756

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

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2015	2014	2015	2014
U.S. / RoW	License	$7,925	$5,521	$101,758	$96,209
	Milestones	—	—	15,000	—
	Total license and milestone revenue	7,925	5,521	116,758	96,209
	Collaboration services revenue*	5,614	3,744	22,694	12,769
	China single unit of accounting**	$—	$—	$—	$—

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2015	Deferred Revenue at September 30, 2015	Total Consideration Through September 30, 2015
License	$277,132	$—	$277,132
Co-development, information sharing & committee services	43,160	41,097	84,257
Manufacturing--clinical supplies	197	91	288
China-single unit of accounting	—	56,805	56,805
Total license and collaboration services revenue	$320,489	$97,993	$418,482

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$132,439	$—	$132,439
Equity investments	186	—	—	186
Money market funds	104,694	—	—	104,694
Certificate of deposits	16,690	—	—	16,690
Total	$121,570	$132,439	$—	$254,009

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$158,432	$—	$158,432
Equity investments	201	—	—	201
Money market funds	13,802	—	—	13,802
Total	$14,003	$158,432	$—	$172,435

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,393	$97,393

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cease-use liability	$—	$—	$184	$184
Lease financing obligations	—	—	97,221	97,221
Total	$—	$—	$97,405	$97,405

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Cash	$95,488	$151,653
Certificates of deposits	8,468	—
Money market funds	104,694	13,802
Total cash and cash equivalents	$208,650	$165,455

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of our available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$132,302	$316	$(179)	$132,439
Certificated of deposits	8,217	5	—	8,222
Equity investments	124	62	—	186
Total investments	$140,643	$383	$(179)	$140,847

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$158,692	$254	$(514)	$158,432
Equity investments	124	77	—	201
Total investments	$158,816	$331	$(514)	$158,633

At September 30, 2015, all of the available-for-sale investments had contractual maturities within four years. We periodically review our available-for-sale investments for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the quarters and nine months ended September 30, 2015 and 2014, we did not recognize any other-than-temporary impairment loss.

At September 30, 2015, a total of $29.2 million of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Preclinical and clinical trial accruals	$24,388	$25,418
Payroll and related accruals	11,480	15,608
Professional services	1,764	2,401
Other	4,142	5,558
Total accrued liabilities	$41,774	$48,985

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$4,105	$4,892	$12,761	$5,775
General and administrative	2,739	3,377	7,471	3,959
Total stock-based compensation expense	$6,844	$8,269	$20,232	$9,734

The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model and the resulting weighted average fair value of stock options granted were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options
Expected term (in years)	5.2	5.0	5.2	5.0
Expected volatility	70%	63%	70%	63%
Risk-free interest rate	1.7	1.7	1.7	1.7
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$13.47	$9.22	$16.21	$9.22

Employee Stock Purchase Plans
Expected term (in years)	—	—	1.3	—
Expected volatility	—%	—%	65%	—%
Risk-free interest rate	—	—	0.3	—
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$—	$—	$9.75	$—

6.	Income Taxes

The provision for income taxes for the quarter ended September 30, 2015 is due to foreign withholding taxes. The benefit for income taxes for the nine months ended September 30, 2015 is due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign withholding taxes. We did not record a provision for income taxes for the quarter and nine months ended September 30, 2014 as we generated a net operating loss for the year ended December 31, 2014.

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

Astellas is an equity investor of ours and, therefore, considered a related party. We recorded revenue related to collaboration agreements with Astellas of $6.0 million and $4.4 million during the quarter ended September 30, 2015 and 2014 and $16.9 million and $12.5 million during the nine months ended September 30, 2015 and 2014. We recorded expense related to collaboration agreements with Astellas of $3.4 million and $2.6 million during the quarter ended September 30, 2015 and 2014 and $7.8 million and $7.1 million during the nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, accounts receivable from Astellas were $5.5 million and $5.0 million and amounts due to Astellas were $3.4 million and $4.3 million.

Julian N. Stern, a director of ours since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. We retain Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property.  During the quarters and nine months ended September 30, 2015 and 2014, the payments made by us to Goodwin Procter LLP were not material. As of September 30, 2015 and December 31, 2014, amounts due to Goodwin Proctor LLP were not material.

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

Business Overview

We were incorporated in 1993 in Delaware and are a research-based, biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs. We have capitalized on our extensive experience in fibrosis and hypoxia-inducible factor (“HIF”) biology to generate multiple programs targeting various therapeutic areas. Roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). FG-3019 is our monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. We have taken a global approach with respect to our product candidates, and this includes development and commercialization of product candidates in the People’s Republic of China (“China”).

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

On November 19, 2014, we closed the initial public offering (“IPO”) of our common stock. In our IPO, we sold 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Net proceeds from our IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. Concurrent with the closing of our IPO, AstraZeneca AB (“AstraZeneca”), one of our collaboration partners, purchased shares of our common stock in a private placement at a price per share equal to the IPO price for an aggregate purchase price of $20.0 million. Upon the closing of our IPO, all outstanding shares of our convertible preferred stock automatically converted into 33,919,954 shares of common stock and 958,996 shares of FibroGen Europe convertible preferred stock were converted into shares of our common stock. Our proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

Financial Highlights

During the quarter and nine months ended September 30, 2015, we had a net loss of $45.1 million and $34.4 million, or net loss per basic and diluted share of $0.74 and $0.57. The increase in net loss for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago is primarily due to higher operating expenses, partially offset by an increase in revenue. The decrease in net loss per basic and diluted share for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago is primarily due to an increase in the weighted average number of common shares outstanding as a result of the IPO. The increase in revenue is primarily due to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received in the second quarter of 2015 under the collaboration agreements with AstraZeneca. The increase in operating expenses resulted primarily from the progression of our clinical trials and expenses to support our new requirements as a public company.

Cash, cash equivalents, investments and accounts receivable, excluding restricted cash, totaled $356.9 million at September 30, 2015, an increase of $19.4 million from December 31, 2014, primarily due to payments received from AstraZeneca, partially offset by cash used in operations.

Programs

During the first nine months of 2015, we continued to make progress in the development of our major programs.

Roxadustat is the first HIF-PH inhibitor to enter Phase 3 clinical development and acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca, continue to advance roxadustat through our global Phase 3 program, conducting seven studies designed to support regulatory approval of roxadustat in both dialysis-dependent CKD (“DD-CKD”) patients and CKD patients who are not dialysis-dependent (“NDD-CKD”) in multiple geographies. For the three FibroGen roxadustat Phase 3 studies, we remain on track to achieve our target enrollment goals as agreed upon with our partners, and we have reached over 80% of our cumulative target enrollment for these three studies. We currently anticipate submitting a New Drug Application (“NDA”) for roxadustat in the United States in 2018 and initiating submission of an NDA for roxadustat in China in 2016. In August 2015, we received Clinical Trial Application approval for our China Phase 3 clinical trials from the China Food and Drug Administration (“CFDA”). We are currently initiating clinical trial sites in China and expect to enroll subjects by year-end 2015.

FG-3019 is our fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”), a critical common element in the progression of fibrosis and associated serious diseases. We continue to expand the scope of our randomized, double-blind placebo-controlled Phase 2 trial in patients with IPF. This IPF trial initially targeted 90 subjects, but was expanded to analyze FG-3019 as a second line agent for subjects who had failed treatment with an approved therapy, such as Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the United States, or Boehringer Ingelheim’s nintedanib, which has been approved in the United States and EU.  However, the presence of approved therapies has made enrollment in our placebo-controlled Phase 2 IPF trial more challenging.  Reaching our target enrollment of 90 subjects for FG-3019 as a first line therapy in the first half of 2016 is dependent upon our enrolling patients at sites in countries outside the United States where approved therapies do not exist or have not fully penetrated the market. We are activating sites in Canada, New Zealand, India, and South Africa, with additional sites pending in Australia, Bulgaria, and Romania. In addition, we are evaluating expanding this IPF trial to include one or more arms with approved therapies.

We also continue to enroll an open-label Phase 2 trial in pancreatic cancer to determine whether FG-3019, in combination with gemcitabine and nab-paclitaxel, can convert stage 3 inoperable cancer to resectable, or operable, cancer. The abstract of this study’s early results has been accepted for presentation at the American Society of Clinical Oncology Gastrointestinal meeting, which will be held in January of 2016. We have enrolled 12 of a target enrollment of approximately 40 patients in this study. Of the seven patients who have completed the study to date, the three randomized to gemcitabine and nab-paclitaxel were not converted into operable cancer.  Of the four patients randomized to FG-3019 plus standard of care, one discontinued therapy due to a serious adverse event unrelated to study drug and three were converted to operable cancer with two having complete resection (R0) and one having an R1 partial resection (positive microscopic resection margins).

We have begun activating clinical trial sites to study FG-3019 in DMD in non-ambulatory patients. We have also had a pre-IND meeting with the FDA to discuss possible studies of FG-3019 in subjects with advanced liver fibrosis due to non-alcoholic steatohepatitis (“NASH”) or hepatitis C virus. We expect to submit an IND for a Phase 2 study of FG-3019 in NASH in the first quarter of 2016. To date, we have retained exclusive worldwide rights for FG-3019.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through September 30, 2015 totals $462.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of September 30, 2015 Astellas has separately invested $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million, a portion of which we have received and the remainder of which we expect to receive in various amounts through 2016, including a $62.0 million time based development milestone, which became non-contingent as of July 30, 2014. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through September 30, 2015 totals $355.2 million.

During the second quarter of 2015, we received an upfront payment of $120.0 million and a development milestone payment of $15.0 million under the U.S./RoW Agreement. The development milestone payment resulted from the finalization of our two audited pre-clinical carcinogenicity study reports.

Payments under these agreements include over $500.0 million in upfront, non-contingent and other payments received or expected to be received prior to the first U.S. approval, excluding development expense reimbursement.

Concurrent with our IPO, AstraZeneca purchased 1,111,111 shares of our common stock at the IPO price for an aggregate purchase price of $20.0 million in a private placement.

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

Results of Operations

Revenue

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca. The sources of our revenue for the periods presented were as follows:

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)
Revenue:
License and milestone revenue	$13,045	$9,027	$4,018	45%	$131,430	$106,175	$25,255	24%
Collaboration services and other revenue	6,493	4,635	1,858	40	24,956	15,321	9,635	63
Total revenue	$19,538	$13,662	$5,876	43%	$156,386	$121,496	$34,890	29%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 67% and 66% of total revenue for the quarter ended September 30, 2015 and 2014 and 84% and 87% of total revenue for the nine months ended September 30, 2015 and 2014.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 65 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the periods presented. Collaboration services and other revenues represented 33% and 34% of total revenue for the quarter ended September 30, 2015 and 2014 and 16% and 13% of total revenue for the nine months ended September 30, 2015 and 2014.

The increase in total revenue for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago is more fully discussed in the sections below.

Total cash consideration received through September 30, 2015 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows (in thousands):

	Cash Received Through September 30,2015	Additional Potential Cash Payments	Total Potential Cash Payments
Astellas--related-party:
Japan Agreement	$52,593	$120,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	462,593	455,000	917,593
AstraZeneca:
U.S. / RoW Agreement	327,000	922,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	355,200	1,270,500	1,625,700
Total revenue	$817,793	$1,725,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

License and Milestone Revenue

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
License and milestone revenue:
Astellas	$5,120	$3,506	$1,614	46%	$14,672	$9,966	$4,706	47%
AstraZeneca	7,925	5,521	2,404	44	116,758	96,209	20,549	21
Total license and milestone revenue	$13,045	$9,027	$4,018	45%	$131,430	$106,175	$25,255	24%

License and milestone revenue recognized under our collaboration agreements with both Astellas and AstraZeneca increased for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago primarily due to an increase in reimbursable co-development costs allocated to license and milestone revenues. In addition, license and milestone revenue recognized under our collaboration agreements with AstraZeneca increased for the nine months ended September 30, 2015 compared to the same period a year ago due to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received during the second quarter of 2015 compared to an upfront payment of $110.0 million received during the second quarter of 2014. A portion of each of the upfront payments received under the collaboration agreements with AstraZeneca were deferred as a result of applying the relative selling price method and assessing the timing of the provision of various deliverables. The milestone payment was recognized in its entirety upon receipt.

Collaboration Services and Other Revenue

Collaboration services revenue increased for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago primarily due to the allocation of the upfront payment of $120.0 million received during the second quarter of 2015 under the AstraZeneca collaboration agreements and an increase in reimbursable co-development costs under our collaboration agreements with AstraZeneca.

Operating Expenses

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$52,071	$40,617	$11,454	28%	$154,165	$99,536	$54,629	55%
General and administrative	11,237	10,140	1,097	11	31,399	24,088	7,311	30
Total operating expenses	$63,308	$50,757	$12,551	25%	$185,564	$123,624	$61,940	50%

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

Research and development expenses incurred by program for the periods presented were as follows (in thousands):

		Quarter Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Product Candidate	Phase of Development
Roxadustat	Phase 3	$39,083	$27,282	$111,476	$61,750
FG-3019	Phase 2	7,297	5,780	23,004	16,066
FG-6874	Phase 1	183	595	1,157	2,510
FG-5200	Preclinical	1,247	1,161	3,908	3,027
Other research and development expenses		4,261	5,799	14,620	16,183
Total research and development expenses		$52,071	$40,617	$154,165	$99,536

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago. The increase for the quarter ended September 30, 2015 was primarily due to an increase in clinical trial, outside services and drug development related costs of $12.1 million, partially offset by a decrease in stock-based compensation expense of $0.8 million. Clinical trial, outside services and drug development related costs increased as a result of the progression of the Phase 3 trials for FG-4592 and the ongoing Phase 2 trials for FG-3019. Stock-based compensation expense decreased primarily due to the expense for options granted during the first half of 2014 commencing in the third quarter of 2014, partially offset by expense related to the Employee Share Purchase Program (“ESPP”), which we implemented in November 2014, and a higher valuation of stock option grants.

The increase in research and development expenses for the nine months ended September 30, 2015 was primarily due to an increase in clinical trial, outside services and drug development related costs of $41.8 million, stock-based compensation expense of $7.0 million, employee-related costs of $4.9 million and depreciation expense of $0.6 million. Clinical trial, outside services and drug development related costs increased as a result of the progression of the Phase 3 trials for FG-4592 and the ongoing Phase 2 trials for FG-3019. Stock-based compensation expense increased primarily due to expense related to ESPP, a higher valuation for stock option grants and the delay in the timing of granting annual awards in 2014. Employee-related costs increased as a result of additional headcount to support our clinical trials.

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

General and administrative expenses increased for the quarter and nine months ended September 30, 2015 compared to the same periods a year ago. The increase for the quarter ended September 30, 2015 was primarily due to an increase in outside services of $0.9 million and employee-related costs of $0.9 million, partially offset by a decrease in stock-based compensation expense of $0.6 million. Outside services expenses increased primarily due to incremental maintenance costs associated with our intellectual property portfolio and expenses associated with being a publicly traded company. Employee-related costs increased primarily as a result of additional headcount and other costs to support being a public company. Stock-based compensation expense decreased primarily due to the expense for options granted during the first half of 2014 commencing in the third quarter of 2014, partially offset by expense related to ESPP and a higher valuation of stock option grants.

The increase for the nine months ended September 30, 2015 was primarily due to an increase in stock-based compensation expense of $3.5 million, outside services of $1.9 million and employee-related costs of $1.8 million. Stock-based compensation expense increased primarily due to expense related to ESPP, a higher valuation for stock option grants and the delay in the timing of granting annual awards in 2014. Outside services expenses increased for the nine months ended September 30, 2015 compared to the same period a year ago primarily as a result of incremental maintenance costs associated with our intellectual property portfolio and expenses related to being a publicly traded company. Employee-related costs increased primarily as a result of additional headcount and other costs to support being a public company.

Operating Expenses for Roxadustat Covered Under Collaboration Agreements

We share responsibility with AstraZeneca for clinical development activities required for United States regulatory approval of roxadustat. AstraZeneca is responsible for all of our development costs incurred under the agreed development plan for roxadustat in the United States, Europe, Japan and all other markets outside of China, to the extent those costs are not covered by Astellas, after an initial 50% development cost sharing period in which our funding obligations are limited to a total of $116.5 million, of which $104.7 million has been incurred as of September 30, 2015.  We expect to reach this $116.5 million cap before December 2015. After we have reached the $116.5 million cap, AstraZeneca will be solely responsible for all future development costs. In China, our subsidiary FibroGen China will conduct the development work for CKD anemia and its subsidiary, FibroGen Beijing, will hold all of the regulatory licenses issued by China regulatory authorities and FibroGen China will be primarily responsible for regulatory, clinical and manufacturing. All development and commercialization costs for roxadustat in China will be shared equally with AstraZeneca.

Interest and Other Income (Expense), Net

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands)				(In thousands)
Interest and other income (expense), net:
Interest expense	$(2,758)	$(2,723)	$(35)	1%	$(8,278)	$(8,174)	$(104)	1%
Interest and other income, net	1,458	283	1,175	415	3,008	1,358	1,650	122
Total interest and other income (expense), net	$(1,300)	$(2,440)	$1,140	(47)%	$(5,270)	$(6,816)	$1,546	(23)%

Interest expense approximated the same periods a year ago and includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China as well as interest related to the TEKES product development obligations.

Interest and other income, net increased primarily due to higher average balances of cash equivalents and investments and foreign currency translation adjustments on our cash and cash equivalent accounts denominated in currencies other than our functional currency.

Provision (Benefit) from Income Taxes

The provision for income taxes for the quarter ended September 30, 2015 is due to foreign withholding taxes. The benefit for income taxes for the nine months ended September 30, 2015 is due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign withholding taxes. We did not record a provision for income taxes for the quarter and nine months ended September 30, 2014 as we generated a net operating loss for the year ended December 31, 2014.

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

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one or more of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Although our share of expenses for roxadustat will decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. As a newly public company, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As of September 30, 2015, we had cash and cash equivalents of $208.7 million. Cash is invested in accordance with our investment policy, primarily to provide liquidity and preserve capital. Investments, consisting principally of corporate debt securities stated at fair value, are also available as a source of liquidity. As of September 30, 2015, we had short- and long-term investments of $12.9 million and $128.0 million.  As of September 30, 2015, a total of $29.2 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Flows

The following table sets forth the primary sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$20,732	$46,179	$(25,447)
Investing activities	14,304	33,004	(18,700)
Financing activities	8,221	(1,571)	9,792
Effect of exchange rate changes on cash and cash equivalents	(62)	(55)	(7)
Net change in cash and cash equivalents	$43,195	$77,557	$(34,362)

Operating Activities

Net cash provided by operating activities was $20.7 million for the nine months ended September 30, 2015 and consisted primarily of net loss of $34.4 million adjusted for non-cash items of $26.7 million, which includes stock-based compensation expense of $20.2 million, depreciation expense of $4.2 million and amortization of the premium on investments of $2.3 million, and a net increase in operating assets and liabilities of $28.5 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $28.5 million, an increase in accounts receivable of $6.1 million, an increase in prepaid expenses and other current assets of $1.3 million and a decrease in accrued liabilities of $7.6 million. The change in deferred revenue relate to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts receivable and prepaid expenses and other current assets relates to the timing of payments. The change in accrued liabilities is driven by clinical trial activity primarily related to our Phase 3 trials for roxadustat and the timing of payments.

Net cash provided by operating activities was $46.2 million for the nine months ended September 30, 2014, and consisted primarily of net loss of $8.9 million adjusted for non-cash items of $13.5 million including stock-based compensation expense of $9.7 million and depreciation expense of $3.3 million, and a net increase in operating assets and liabilities of $41.7 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $34.8 million, an increase in accounts payable and accrued expenses of $10.5 million and a decrease in accounts receivable of $3.9 million. The increase in deferred revenue relates to the timing of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The increase in accrued expenses is driven by the increase in clinical trial activity related to upcoming Phase 3 trials for roxadustat. The decrease in accounts receivable is driven by the timing of payments.

Investing Activities

Investing activities consist primarily of purchases of property and equipment, purchases of investments and proceeds from the maturities of investments.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, repayments of our lease liability and payments of deferred offering costs associated with the planned public offering of our securities.

Off-Balance Sheet Arrangements

During the quarter and nine months ended September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2015 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date for ASU 2014-09 was initially for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one year deferral of this standard with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat, or FG-4592 in anemia in chronic kidney disease (“CKD”), and FG-3019 in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”), and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor, or HIF, and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2013 and 2014 was $14.9 million and $59.5 million. As of September 30, 2015, we had an accumulated deficit of $356.7 million. As of September 30, 2015, we had capital resources consisting of cash, cash equivalents and short-term investments of $221.5 million plus $128.0 million of long-term investments classified as available for sale securities.  Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Our other lead product candidate, FG-3019, is currently in clinical development for IPF, pancreatic cancer, DMD and liver fibrosis. FG-3019 requires substantial further development and investment. We do not have a collaboration partner for support of this compound, and, while we have promising open-label safety data and potential signals of efficacy, we would need to complete larger and more extensive controlled clinical trials to validate the results to date in order to continue further development of this product candidate. In addition, although there are many potentially promising indications beyond IPF, pancreatic cancer and liver fibrosis, we are still exploring indications for which further development of, and investment for, FG-3019 may be appropriate. Accordingly, the costs and time to complete development and related risks are currently unknown. Moreover, FG-3019 is a monoclonal antibody, which may require experience and expertise that we may not currently possess as well as financial resources that are potentially greater than those required for our small molecule lead compound, roxadustat.

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

•	the timely initiation and completion of our Phase 2 clinical trials for FG-3019, including in IPF, pancreatic cancer, DMD and liver fibrosis;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•	the ability to successfully commercialize our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and FG-3019 will never receive regulatory approval in any country. Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or FG-3019 for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that FG-3019 is safe and effective in treating IPF, pancreatic cancer, DMD, or liver fibrosis;

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

We may also face competition from potential new anemia therapies currently in clinical development. For example, there are several other HIF product candidates in various stages of active development for anemia indications that may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. These candidates are being developed by such companies as Akebia Pharmaceuticals, Inc. (“Akebia”), Bayer Corporation, GlaxoSmithKline plc (“GSK”) and Japan Tobacco Inc. Akebia and GSK recently announced that they expect to start a phase 3 study by end of 2015 and in 2016, respectively. Some of these product candidates may enter the market prior to roxadustat. There may be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized. In addition, there are other companies developing biologic therapies for treatment of other anemia indications that we may also seek to pursue in the future.

The introduction of biosimilar ESAs into the market in the United States may occur by the time roxadustat enters the market and may increase the competition for roxadustat and alter the competitive and pricing landscape. A biosimilar product is a follow-on version of an existing, branded biologic product. Under current laws, an application for a biosimilar product should not be approved by the FDA until 12 years after the existing, patent-protected product was approved under a Biologics License Application (“BLA”). The patents for the existing, branded product must expire in a given market before biosimilars may enter that market with limited or no risk of being sued for patent infringement. The patents for epoetin alfa, a version of EPOGEN, expired in 2004 in the European Union, and the final material patents expired in May 2015 in the United States. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the United States, a few ESA biosimilars are currently under development or regulatory review, including Retacrit™, an EPOGEN and Procrit biosimilar, which has been marketed by Hospira (now part of Pfizer) in Europe and is currently under review by the U.S. FDA. A Retacrit™ BLA filed in February 2015 received an FDA Complete Response Letter in October 2015; Pfizer expects to submit a response to the FDA in the first half of 2016 followed by a 6 month review.

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

If FG-3019 is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for FG-3019 would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation, Merrimack Pharmaceuticals, Inc., Oncomed Pharmaceuticals, Inc, Momenta Pharmaceuticals Inc., Gilead Sciences Inc., Threshold Pharmaceuticals, Inc., and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade. On October 22, 2015, Merrimack Pharmaceuticals Inc., announced that it had received FDA approval for the use of ONIVYDE (irinotecan liposome injection) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy.

If FG-3019 is approved and launched commercially to treat DMD, FG-3019 may face competition for some patients from Sarepta Therapeutics, Inc, as well as BioMarin, and PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. BioMarin recently completed its acquisition of Prosensa Holding, N.V. Prosensa, along with Sarepta, have entered clinical development with therapeutics based on exon-skipping technology which seeks to help patients produce functioning forms of the dystrophin protein. PTC Therapeutics’ product ataluren (TranslarnaTM) received conditional approval in Europe in 2014. Translarna targets a different set of DMD patients from those being targeted by Prosensa’s and Sarepta’s existing exon-skipping therapeutics (which skip exon-51); however it is also limited to a subset of patients who carry a specific mutation. Conversely, FG-3019 is intended to treat DMD patients without limitation to type of mutation. Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone®/Catena®) in a trial measuring changes in lung function for DMD patients. Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin. Summit is conducting a Phase 1b trial and Tivorsan is conducting preclinical work.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

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

A common issue encountered in conducting clinical studies in China is patients’ use of traditional Chinese medicine in violation of study protocols. We believe that many patients with anemia in CKD are currently being treated with traditional Chinese medicine, and it is possible that such patients may continue their use of traditional Chinese medicine after enrollment in our studies and in violation of study protocols. If the patients participating in our China clinical studies do not comply with study protocols and continue to use traditional Chinese medicine, adverse events may emerge in our studies that are due to such traditional Chinese medicine or the interaction between such traditional Chinese medicine and roxadustat. In addition, the use of traditional Chinese medicine by patients in our studies may confound our study results. The occurrence of such adverse events or the confounding of our study results may lead the CFDA and regulators in other jurisdictions in which we are seeking approval to, among other things, suspend our studies, reject our study data and withhold approval for roxadustat.

We are building our own manufacturing facility in China to produce roxadustat and clinical trial material for our corneal implant program. As an organization, we have limited experience in the construction or operation of a manufacturing plant, and, accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.*

In 2014, we received a Pharmaceutical Production Permit for our facility in China in which we intend to manufacture roxadustat. The Pharmaceutical Production Permit allowed us to produce the NDA registration campaign of roxadustat according to cGMP. However, we have not yet received a license for commercial manufacture of roxadustat. As an organization, we have limited experience building a manufacturing facility in the past and our facility must be constructed, licensed and operated in conformity with applicable cGMP requirements. We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will receive and maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facility meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will succeed for licensure or continue to be successful in meeting these requirements.

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

Our decision to seek approval in China for roxadustat prior to approval in the United States or Europe is largely unprecedented and could be subject to significant risk, delay and expense.*

Our Chinese subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), plans to seek approval for roxadustat in China as a Domestic Class 1.1 Drug which we believe, if approved, would be the first CFDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the United States and Europe. Because of this largely novel regulatory pathway, the CFDA approval process may take longer than we currently expect, or the CFDA may require us to submit additional data including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could impact the CFDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical data currently required for approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China. For example, our clinical trial sites may now be required to obtain permission from the Ministry of Science and Technology to obtain routine blood and urine samples, either prior to or in parallel with the start of our Phase 3 clinical trials.  Such applications are reviewed only on a quarterly basis. We need additional information to understand the application and full impact of these requirements, however any such delay or failure in obtaining such permission, which is to be done on a site-by-site basis, could potentially delay regulatory approval of roxadustat in China.

In addition, there are evolving environmental and manufacturing regulations in China. Final regulations and the application thereof, and any further changes to these regulations may impact our API manufacturing location or strategy.  The exact impact of these regulations are yet to be determined, however, it is possible that they could adversely affect the cost or, potentially, the timeline of our commercial manufacturing plan.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2015, approximately $3.5 million of our cash and cash equivalents is held in China.

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

We may be subject to tax inefficiencies associated with our offshore corporate structure.*

The tax regulations of the United States and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project (“BEPS”) initiated by the Organization for Economic Co-operation and Development and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties and distributions, if any are achieved.

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

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.*

The current Administration has proposed, and Congress has introduced, legislation to reform the U.S. taxation of international business activities. The current Administration has made public statements indicating that it has made the issue a priority, and key members of the U.S. Congress have conducted hearings and proposed legislation. Accordingly, depending on the final form of legislation enacted, if any, the consequences of changes to the U.S. taxation of international business activities may be significant for our China business and other offshore activities. If any of these proposals are enacted into legislation, they could have material adverse consequences on our effective tax rate, the amount of tax we pay, our financial position and results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 31, 2015, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 25.2% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Based on the market value of our common stock held by non-affiliates as of September 30, 2015, we will cease to be an “emerging growth company” at the end of our 2015 fiscal year. We cannot predict if investors will find our common stock less attractive given that we have chosen to rely on the exemptions available to “emerging growth companies,” and may continue to do so until we cease to be an “emerging growth company” at the end of 2015, or through a permitted transition period thereafter with regard to certain disclosures. If any investors find our common stock less attractive as a result, there may be a less active market for our common stock and our stock price may be more volatile.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds for Public Offering of Common Stock

On November 13, 2014, our Registration Statement on Form S-1, as amended (Reg. Nos. 333-199069 and 333-200189 was declared effective by the SEC for our initial public offering (“IPO”) of common stock, pursuant to which we sold an aggregate of 9,315,000 shares of our common stock at a public offering price of $18.00 per share. Concurrent with the closing of our IPO, AstraZeneca, one of our collaboration partners, purchased 1,111,111 shares of our common stock in a private placement at a price per share equal to the IPO price for an aggregate purchase price of $20.0 million. Net proceeds from our IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts of $11.7 million and offering expenses of $4.1 million.

As of September 30, 2015, the net proceeds are held in our investment accounts. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 14, 2014.

On September 10, 2015, we issued 83,890 shares of common stock to HCP Estates USA Inc., pursuant to their cashless exercise of warrants to purchase 121,842 shares of our common stock.

The issuance of the securities described in the paragraph above was exempt from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof and Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exception is available because the securities were not offered pursuant to a public offering and such issuances were otherwise made in compliance with the requirements of Regulation D and Rule 506.

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

FibroGen, Inc.

Dated: November 12, 2015	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of February 20, 1998.	S-1	333-199069	4.3	10/01/2014

4.4	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of June 3, 1999.	S-1	333-199069	4.6	10/01/2014

4.5	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.6	Warrant to Purchase 67,200 Shares of Common Stock issued to Lease Management Services, Inc., dated as of June 6, 1995; as amended by Amendment to Warrant to Purchase 67,200 Shares of Common Stock by and between FibroGen, Inc. and Phoenixcor, Inc. (as successor in interest to Lease Management Services, Inc.), dated as of June 5, 2001.	S-1	333-199069	4.8	10/01/2014

4.7	Warrant to Purchase 43,140 Shares of Common Stock issued to Lease Management Services, Inc., dated as of December 11, 1997; as amended by Amendment to Warrant to Purchase 43,140 Shares of Common Stock by and between FibroGen, Inc. and General Electric Capital Corporation (as successor in interest to Lease Management Services, Inc.), dated as of December 9, 2003.	S-1	333-199069	4.9	10/01/2014

4.8	Warrant to Purchase 4,000 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of June 3, 1999.	S-1	333-199069	4.10	10/01/2014

4.9	Warrant to Purchase 180,000 Shares of Common Stock issued to Slough Estates USA, Inc., dated as of June 3, 1999.	S-1	333-199069	4.11	10/01/2014

4.10	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.11	Warrant to Purchase 2,769 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of February 8, 2000.	S-1	333-199069	4.13	10/01/2014

4.12	Warrant to Purchase 124,605 Shares of Common Stock issued to Slough Estates USA, Inc., dated as of February 8, 2000.	S-1	333-199069	4.14	10/01/2014

4.13	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.14	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

4.15	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.28(xvii)	Amendment No. 15 to Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”), effective as of October 20, 2014 (the “BI Amendment No. 15”)	—	—	—	—

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.28(xviii)	Amendment No. 16 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of December 8, 2014 (the “BI Amendment No. 16”)	—	—	—	—

10.28(xix)	Amendment No. 17 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of December 8, 2014 (the “BI Amendment No. 17”)	—	—	—	—

10.28(xx)	Amendment No. 18 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of February 15, 2015 (the “BI Amendment No. 18”)	—	—	—	—

10.28(xxi)	Amendment No. 19 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of March 01, 2015 (the “BI Amendment No. 19”)	—	—	—	—

10.28(xxii)	Amendment No. 20 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of June 1, 2015 (the “BI Amendment No. 20”)	—	—	—	—

10.28(xxiii)	Amendment No. 21 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of May 29, 2015 (the “BI Amendment No. 21”)	—	—	—	—

10.28(xxiv)	Amendment No. 23 to Process Development and Clinical Supply Agreement, by and between the Company and BI, effective as of September 1, 2015 (the “BI Amendment No. 23”)	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith.