Form 10-Q
period 2016-03-31
FIBROGEN INC
filed 2016-05-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of April 30, 2016 was 62,450,875.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$140,959	$153,324
Short-term investments	32,454	27,847
Accounts receivable ($3,662 and $4,455 from a related party)	5,937	15,405
Prepaid expenses and other current assets	4,651	3,988
Total current assets	184,001	200,564

Restricted cash	7,254	7,254
Long-term investments	122,009	131,720
Property and equipment, net	127,613	129,020
Other assets	1,658	2,016
Total assets	$442,535	$470,574

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$1,543	$6,521
Accrued liabilities ($1,639 and $2,045 to related parties)	44,038	47,932
Deferred revenue	12,722	12,728
Total current liabilities	58,303	67,181

Long-term portion of lease financing obligations	97,077	97,042
Product development obligations	15,786	15,085
Deferred rent	4,581	4,702
Deferred revenue, net of current	85,328	85,132
Other long-term liabilities	5,237	4,607
Total liabilities	266,312	273,749

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2016 and December 31, 2015; 62,425 and 61,985 shares issued and outstanding at March 31, 2016 and December 31, 2015	624	620
Additional paid-in capital	593,935	586,647
Accumulated other comprehensive loss	(1,704)	(1,651)
Accumulated deficit	(435,903)	(408,062)
Total stockholders’ equity	156,952	177,554
Non-controlling interests	19,271	19,271
Total equity	176,223	196,825
Total liabilities, stockholders’ equity and non-controlling interests	$442,535	$470,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
License and milestone revenue (includes $3,313 and $4,692 from a related party)	$19,738	$11,506
Collaboration services and other revenue (includes $352 and $634 from a related party)	8,544	4,792
Total revenue	28,282	16,298

Operating expenses:
Research and development	43,650	50,539
General and administrative	11,417	10,482
Total operating expenses	55,067	61,021
Loss from operations	(26,785)	(44,723)

Interest and other, net
Interest expense	(2,777)	(2,758)
Interest income and other, net	1,416	843
Total interest and other, net	(1,361)	(1,915)

Loss before income taxes	(28,146)	(46,638)
Benefit from income taxes	(305)	(271)
Net loss	$(27,841)	$(46,367)

Net loss per share - basic and diluted	$(0.45)	$(0.78)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	62,184	59,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(27,841)	$(46,367)
Other comprehensive income (loss):
Foreign currency translation adjustments	(642)	1,705
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	589	711
Reclassification from accumulated other comprehensive loss	—	(5)
Net change in unrealized loss on available-for-sale investments	589	706
Other comprehensive income, net of taxes	(53)	2,411
Comprehensive loss	$(27,894)	$(43,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(27,841)	$(46,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,502	1,388
Amortization of premium on investments	695	768
Unrealized foreign exchange gain on short-term investments	(620)	-
Stock-based compensation	7,340	6,446
Tax benefit on unrealized gain on available-for-sale securities	(339)	(271)
Changes in operating assets and liabilities:
Accounts receivable	9,468	6,490
Prepaid expenses and other current assets	(663)	(780)
Other assets	358	(112)
Accounts payable	(4,978)	(2,118)
Accrued liabilities	(3,214)	(7,048)
Deferred revenue	190	(822)
Lease financing liability	136	156
Other long-term liabilities	708	80
Net cash used in operating activities	(17,258)	(42,190)

Investing activities
Purchases of property and equipment	(898)	(448)
Purchases of available-for-sale securities	(19)	—
Proceeds from maturities of available-for-sale securities	5,976	5,000
Net cash provided by investing activities	5,059	4,552

Financing activities
Repayments of lease liability	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(1,261)	—
Proceeds from issuance of common stock	1,213	721
Net cash provided by (used in) financing activities	(149)	620
Effect of exchange rate change on cash and cash equivalents	(17)	(68)
Net decrease in cash and cash equivalents	(12,365)	(37,086)
Cash and cash equivalents at beginning of period	153,324	165,455
Cash and cash equivalents at end of period	$140,959	$128,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics agents to treat serious unmet medical needs. The Company’s focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. The Company’s most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases in Phase 3 clinical development for the treatment of anemia in chronic kidney disease. FG-3019 is the Company’s monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis, pancreatic cancer, Duchenne muscular dystrophy and liver fibrosis. We have taken a global approach with respect to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe Oy and FibroGen China Anemia Holdings, Ltd. (“FibroGen China”). All inter-company transactions and balances have been eliminated in consolidation. The Company operates in one segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The December 31, 2015 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 (the “2015 Form 10-K”), but does not include all disclosures required by U.S. GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the 2015 Form 10-K. The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2015 Form 10-K.

Use of Estimates

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

Recently Issued Accounting Guidance Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-10 are the same as those for ASU 2014-09. The original effective date of ASU 2014-09 for public entities was for the annual reporting period beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of ASU 2014-09 by one year, to the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. The Company does not anticipate an early adoption, and is currently evaluating the impact on its consolidated financial statements upon the adoption of ASU 2014-09 and ASU 2016-10.

2.	Collaboration Agreements

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

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million. Clinical milestone payments of $40.0 million and $50.0 million were received in 2010 and 2012, respectively. The Company evaluated the criteria under ASC 605-28 and concluded that each of those milestones was substantive. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

AstraZeneca Agreements

U.S./Rest of World Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which the Company expects to receive in various amounts through June 2016, of which $312.0 million was received as of March 31, 2016. The remaining payment of $62.0 million is contingent upon the occurrence of a specified event and accordingly is also not considered fixed or determinable. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million. During the second quarter of 2015, the Company received a $15.0 million development milestone payment as a result of the finalization of its two audited pre-clinical carcinogenicity study reports. The Company evaluated the criteria under ASC 605-28 and concluded that the aforementioned milestone was substantive.

Under the U.S./RoW Agreement, the Company and AstraZeneca will share equally in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million). Any additional development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) will be fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for delivery of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2016	2015
Japan	License	$75	$437
	Milestones	—	—
	Total license and milestone revenue	$75	$437
	Collaboration services revenue*	$4	$58

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2016	Deferred Revenue at March 31, 2016	Total Consideration Through March 31, 2016
License	$42,320	$—	$42,320
When and if available compounds	15	27	42
Manufacturing--clinical supplies	1,969	—	1,969
Committee services	17	—	17
Total license and collaboration services revenue	$44,321	$27	$44,348

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2016	2015
Europe	License	$3,238	$4,255
	Milestones	—	—
	Total license and milestone revenue	3,238	4,255
	Collaboration services revenue*	$348	$576

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2016	Deferred Revenue at March 31, 2016	Total Consideration Through March 31, 2016
License	$404,554	$—	$404,554
When and if available compounds	343	427	770
Manufacturing--clinical supplies	9,690	—	9,690
Development services--in progress	32,413	—	32,413
Committee services	278	2	280
Total license and collaboration services revenue	$447,278	$429	$447,707

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2016	2015
U.S. / RoW and China	License	$16,425	$6,814
	Milestones	—	—
	Total license and milestone revenue	16,425	6,814
	Collaboration services revenue*	8,184	4,138
	China single unit of accounting**	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2016	Deferred Revenue at March 31, 2016	Total Consideration Through March 31, 2016
License	$306,191	$—	$306,191
Co-development, information sharing & committee services	58,317	34,775	93,092
Manufacturing--clinical supplies	261	57	318
China-single unit of accounting	—	62,761	62,761
Total license and collaboration services revenue	$364,769	$97,593	$462,362

Other Revenues

Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to the Company, and collagen feasibility sales. Other revenues were immaterial for all periods presented.

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,279	$—	$126,279
Bond and mutual funds	25,712	—	—	25,712
Equity investments	231	—	—	231
Money market funds	44,761	—	—	44,761
Certificate of deposits	—	2,241	—	2,241
Total	$70,704	$128,520	$—	$199,224

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,103	$—	$126,103
Bond and mutual funds	25,052	—	—	25,052
Equity investments	197	—	—	197
Money market funds	77,639	—	—	77,639
Certificate of deposits	—	8,215	—	8,215
Total	$102,888	$134,318	$—	$237,206

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,480	$97,480

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,445	$97,445

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Cash	$96,198	$75,685
Money market funds	44,761	77,639
Total cash and cash equivalents	$140,959	$153,324

At March 31, 2016, a total of $26.0 million of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$125,825	$529	$(75)	$126,279
Certificate of deposits	2,241	—	—	2,241
Bond and mutual funds	25,712	—	—	25,712
Equity investments	126	105	—	231
Total investments	$153,904	$634	$(75)	$154,463

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,522	$54	$(473)	$126,103
Certificate of deposits	8,217	—	(2)	8,215
Bond and mutual funds	25,052	—	—	25,052
Equity investments	126	71	—	197
Total investments	$159,917	$125	$(475)	$159,567

At March 31, 2016, all of the available-for-sale investments had contractual maturities within three years. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Preclinical and clinical trial accruals	$29,023	$27,973
Payroll and related accruals	9,511	13,535
Professional services	1,338	1,662
Other	4,166	4,762
Total accrued liabilities	$44,038	$47,932

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$4,496	$4,222
General and administrative	2,844	2,224
Total stock-based compensation expense	$7,340	$6,446

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2016	2015
Stock Options
Expected term (in years)	5.3	5.2
Expected volatility	69%	70%
Risk-free interest rate	1.4	1.4
Expected dividend yield	—	—
Weighted average estimated fair value	$11.46	$17.49

ESPPs
Expected term (in years)	0.4 - 2.0	0.4 - 2.0
Expected volatility	58.5 - 70.3%	58.5 - 68.3%
Risk-free interest rate	0.1 - 0.9%	0.1 - 0.4%
Expected dividend yield	—	—
Weighted average estimated fair value	$12.80	$13.27

6.	Income Taxes

The benefit from income taxes for the three months ended March 31, 2016 was primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. The benefit for income taxes for the three months ended March 31, 2015 was due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

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

Astellas is an equity investor in the Company and considered a related party. During the quarter ended March 31, 2016 and 2015, the Company recorded revenue related to collaboration agreements with Astellas of $3.7 million and $5.3 million, respectively. During the quarter ended March 31, 2016 and 2015, the Company recorded expense related to collaboration agreements with Astellas of $1.6 million and $3.0 million, respectively.

As of March 31, 2016 and December 31, 2015, accounts receivable from Astellas were $3.7 million and $4.5 million, respectively, and amounts due to Astellas were $1.6 million and $2.0 million, respectively.

Julian N. Stern, a director of the Company since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. During the three months ended March 31, 2016 and 2015, the Company made payments to Goodwin Procter LLP of less than $0.1 million, respectively. As of March 31, 2016 and December 31, 2015, the balance of accrued liability for Goodwin Proctor LLP was immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

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

Financial Highlights

	Three Months Ended March 31,
	2016	2015
	(in thousands, except for per share data)
Result of Operations
Revenue	$28,282	$16,298
Operating expenses	$55,067	$61,021
Net loss	$(27,841)	$(46,367)
Net loss per share - basic and diluted	$(0.45)	$(0.78)

	March 31, 2016	December 31, 2015
	(in thousands)
Balance Sheet
Cash and cash equivalents	$140,959	$153,324
Short-term and long-term investments	$154,463	$159,567
Accounts receivable	$5,937	$15,405

Our revenue for the three months ended March 31, 2016 increased compared to the same period a year ago primarily due to the fact that we had reached the cap with AstraZeneca AB (“AstraZeneca”) during the fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs compared to the prior periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. This increase in revenue was partially offset by decreased reimbursable co-development costs. Operating expenses decreased for the three months ended March 31, 2016 primarily due to lower research and development expenses, as we had reached the cap with AstraZeneca during the fourth quarter of 2015 as discussed above, and we no longer shared 50% of the development costs compared to the prior periods. During the three months ended March 31, 2016, we had a net loss of $27.8 million, or net loss per basic and diluted share of $0.45. The improvement in net loss and in net loss per basic and diluted share for the three months ended March 31, 2016 compared to the same period a year ago was due to an increase in revenue and a decrease in operating expenses.

Cash, cash equivalents, investments and accounts receivable, excluding restricted cash, totaled $301.4 million at March 31, 2016, a decrease of $26.9 million from December 31, 2015, primarily due to cash used in operations.

Programs

During the first three months of 2016, we continued to make progress in the development of our major programs.

Roxadustat, the first HIF-PH inhibitor to enter Phase 3 clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca, continue to advance roxadustat through our global Phase 3 program, conducting seven studies designed to support regulatory approval of roxadustat in both dialysis-dependent CKD patients and CKD patients who are not dialysis-dependent in multiple geographies. We have completed initial target enrollment in two of FibroGen’s three Phase 3 studies and we have enrolled approximately 80% of the third study’s initial target enrollment. We are focusing on additional U.S. enrollment in this third study and expect to complete initial target enrollment in the third quarter of 2016. We are working with our partners to assess overall event rates to develop a view on expected study completion dates in the second half of 2016. We currently anticipate filing for New Drug Application (“NDA”) approval for roxadustat in the U.S. in 2018.

Through our subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), we began enrolling patients in our China Phase 3 studies in December 2015. The primary efficacy endpoint is 26 weeks for the 300 subject dialysis study and we are over 80% enrolled and expect to complete enrollment in May 2016. The primary efficacy endpoint is 8 weeks for the 150 subject non-dialysis study and we are approximately one-third enrolled and expect to complete enrollment in the third quarter. We expect to report top-line data for these studies by year-end. We also believe we have enrolled sufficient subjects for the 52 week safety assessment study and expect to complete follow up with the last subjects in the second quarter of 2017.

We are operating within the context of a Class 1.1 drug approval pathway for Domestic innovative drugs, and we currently anticipate initiating the NDA process in China in the fourth quarter of 2016 after we have reached the primary efficacy endpoint for both studies. Given that there is little precedent in China for the approval pathway and the China Food and Drug Administration (“CFDA”) is in the process of enacting regulatory reform, we continue to regularly consult with the CFDA with respect to the approval process.

In Japan, Astellas has completed roxadustat Phase 2b studies in CKD dialysis and non-dialysis patients and currently expects to initiate Phase 3 clinical development in the second quarter of 2016, which would trigger a $10 million milestone followed by payment sometime in the second or third quarter of 2016.

Based on roxadustat’s potential safety and efficacy profile and other potential advantages over Erythropoiesis Stimulating Agents, we believe that in addition to treating anemia in CKD, roxadustat has the potential to treat anemia associated with other conditions. We plan on submitting a clinical trial application in China in the second quarter of 2016 to study roxadustat in myelodysplastic syndrome. We also plan on submitting a clinical trial application in China to study roxadustat in chemotherapy induced anemia in 2016.

FG-3019 is our fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor, a critical common element in the progression of fibrosis and associated serious diseases. We continue to expand the scope of our ongoing Phase 2, randomized, double-blind, placebo-controlled study (067) to evaluate the safety and efficacy of FG-3019 in IPF patients with mild to moderate disease. As with our open-label Phase 2 trial, Study 049, the primary efficacy endpoint for Study 067 is change in FVC from baseline. Secondary endpoints are extent of pulmonary fibrosis as measured by quantitative high resolution computed tomography, other pulmonary function assessments and measures of health-related quality of life. We have enrolled approximately 75 toward our goal of 90 patients in the placebo-controlled portion of this study, and intend to complete enrollment in mid-2016. We have also begun enrolling patients in a substudy targeting approximately 60 patients to test FG-3019 in combination with approved therapies. Hoffmann-La Roche’s (“Roche’s”) pirfenidone is approved for marketing in Europe, Canada, Japan and the U.S. and Boehringer Ingelheim’s nintedanib is approved for marketing in Europe and the U.S. We expect to report topline data from these studies in July of 2017.

We also continue to enroll an open-label Phase 2 trial in previously untreated patients with pancreatic cancer to determine whether FG-3019, in combination with gemcitabine and nab-paclitaxel, can convert stage 3 inoperable cancer to resectable, or operable, cancer. Target enrollment for this proof of concept study is approximately 42 patients, however, we won’t necessarily have to complete the target enrollment before ending the study. There are 47,000 new cases of pancreatic cancer per year in U.S. In two thirds of new cases, the nature of the cancer precludes resection, in one third the tumors are potentially resectable. We reported on the first eight evaluable patients at the 2016 American Society of Clinical Oncology GastroIntestinal Cancer Meeting in January. Though we have only treated a limited number of patients, at present, of nine patients randomized to receive FG-3019 plus standard-of-care (gemcitabine and nab-paclitaxel), three patients continue on treatment, one discontinued treatment early due to a chemotherapy-related serious adverse event and five patients completed six months of treatment. All five who completed treatment were reassessed as eligible for resection based on standard scoring criteria set forth in the protocol; three having complete resection (R0) and one having an R1 resection (microscopic evidence of residual tumor cells at the resection margins), while the fifth patient’s tumor was not resected due to the presence of metastatic disease observed during surgery. Of the seven patients randomized to the comparator arm of chemotherapy, three experienced disease progression, as defined in the protocol, prior to completing treatment and four completed the treatment regimen. Of the four who completed treatment, only one was reassessed as eligible for resection and that patient had a complete resection (R0). In addition, two of the seven randomized to the chemotherapy arm died.

In January 2016, we dosed the first patients in a two-year open-label trial of FG-3019 in approximately 22 non-ambulatory patients with DMD and expect to complete enrollment by the first quarter of 2017. The primary endpoint is change in pulmonary function compared to each individual subject’s historical decline in lung function. Other endpoints include assessments of cardiac fibrosis and function assessed by magnetic resonance imaging (“MRI”), arm muscle fibrosis and fat assessed by MRI and upper body strength. We plan to conduct a preliminary assessment after all evaluable subjects have completed one year of dosing. In the third quarter of 2016, we expect to expand our IND and submit a protocol with the Food and Drug Administration (“FDA”) to treat ambulatory DMD patients with FG-3019.

Intellectual Property Update

In March 2013, we obtained the grant of European Patent No. 1463823 (the ’823 patent), which is a method case relating to treatment of anemia using different chemical classes of HIF prolyl hydroxylase inhibitors. On December 5, 2013, Akebia Therapeutics, Inc. filed an opposition to the ’823 patent with the European Patent Office and in March 2016, the opposition division of the European Patent Office decided against FibroGen, revoking the ’823 patent as granted. FibroGen has appealed this decision, and the ’823 patent is currently valid and enforceable pending resolution on appeal. While we believe we will be successful on appeal, the ultimate outcome of the proceeding remains uncertain and ultimate resolution may take an additional 4-5 years. However, a narrowing of the scope of or even revocation of the ’823 patent would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in Europe. Akebia and other third parties may initiate additional or similar proceedings with the European Patent Office or in other similar foreign jurisdictions.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through March 31, 2016 totals $462.6 million. In Japan, Astellas has completed roxadustat Phase 2b studies in CKD dialysis and non-dialysis patients and currently expects to initiate Phase 3 clinical development in the second quarter of 2016, which would trigger a $10 million milestone followed by payment sometime in the second or third quarter of 2016.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of March 31, 2016, Astellas had separate investment of $80.5 million in the equity of FibroGen, Inc.

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

In China, FibroGen China will conduct the development work for CKD anemia and its subsidiary, FibroGen Beijing, will hold all of the regulatory licenses issued by China regulatory authorities, and FibroGen China will be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million, a portion of which we have received and the remainder of which we expect to receive in various amounts through 2016, including a $62.0 million time based development milestone, which became non-contingent as of July 30, 2014. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through March 31, 2016 totals $355.2 million.

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

Under the U.S./RoW Agreement, AstraZeneca will pay for all commercialization costs in the U.S. and RoW and AstraZeneca will be responsible for the U.S. commercialization of roxadustat, with FibroGen undertaking specified promotional activities in the end stage renal disease segment in the U.S. In addition, we will receive a transfer price for delivery of commercial product based on a percentage of net sales in the low- to mid-single digit range and AstraZeneca will pay us a tiered royalty on net sales of roxadustat in the low 20% range.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2016 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through March 31, 2016	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$52,593	$120,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	462,593	455,000	917,593
AstraZeneca:
U.S. / RoW Agreement	327,000	922,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	355,200	1,270,500	1,625,700
Total revenue	$817,793	$1,725,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$19,738	$11,506	$8,232	72%
Collaboration services and other revenue	8,544	4,792	3,752	78%
Total revenue	$28,282	$16,298	$11,984	74%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 70% and 71% of total revenue for the three months ended March 31, 2016 and 2015, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 65 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the periods presented. Collaboration services and other revenues represented 30% and 29% of total revenue for the three months ended March 31, 2016 and 2015, respectively.

We have not generated any revenues based on the sale of FDA or CFDA approved products. In the future, we may generate revenue from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

Total revenue increased by $12.0 million, or 74% for the three months ended March 31, 2016 compared to the same period a year ago for the reasons discussed in the sections below.

License and Milestone Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$3,313	$4,692	$(1,379)	(29)%
AstraZeneca	16,425	6,814	9,611	141%
Total license and milestone revenue	$19,738	$11,506	$8,232	72%

License and milestone revenue increased by $8.2 million, or 72% for the three months ended March 31, 2016 compared to the same period a year ago due to an increase in the license and milestone revenue recognized under our collaboration agreements with AstraZeneca, partially offset by a decrease in the license and milestone revenue recognized under our collaboration agreements with Astellas. License and milestone revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs development and commercialization costs compared to the prior periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. The increase was partially offset by a decrease in reimbursable co-development costs allocated to license and milestone revenues. License and milestone revenue recognized under our collaboration agreements with Astellas decreased primarily due to a decrease in reimbursable co-development costs allocated to license and milestone revenues.

Collaboration Services and Other Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$352	$634	$(282)	(44)%
AstraZeneca	8,184	4,138	4,046	98%
Total collaboration services revenue	8,536	4,772	3,764	79%
Other revenue	8	20	(12)	(60)%
Total collaboration services and other revenue	$8,544	$4,792	$3,752	78%

Collaboration services and other revenue increased $3.8 million, or 78%, for the three months ended March 31, 2016 compared to the same period a year ago due to an increase in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca, partially offset by a decrease in the collaboration services revenue recognized under our collaboration agreements with Astellas. Collaboration services revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs development and commercialization costs compared to the prior periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. In addition, collaboration services revenue recognized under our collaboration agreements with AstraZeneca increased due to the amortization of a higher balance of deferred revenue resulting from the allocation of the upfront payment of $120.0 million received during the second quarter of 2015. The increases were partially offset by a decrease in reimbursable co-development costs allocated to collaboration services revenues. Collaboration services revenue recognized under our collaboration agreements with Astellas decreased due to a decrease in reimbursable co-development costs allocated to collaboration services.

Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Operating expenses
Research and development	$43,650	$50,539	$(6,889)	(14)%
General and administrative	11,417	10,482	$935	9%
Total operating expenses	$55,067	$61,021	$(5,954)	(10)%

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
		2016	2015
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$27,475	$36,057
FG-3019	Phase 2	7,889	7,333
FG-6874	Phase 1	90	502
FG-5200	Preclinical	1,143	1,330
Other research and development expenses		7,053	5,317
Total research and development expenses		$43,650	$50,539

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

Research and development expenses decreased by $6.9 million, or 14%, for the three months ended March 31, 2016 compared to the same period a year ago. The decrease was primarily due to a decrease in outside services of $9.8 million partially offset by increases in employee-related costs of $1.4 million and clinical trial costs of $1.3 million. Outside services costs decreased primarily due to the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs compared to the prior periods, for roxadustat in the U.S., Europe, Japan and all other markets outside of China. Employee-related costs increased as a result of higher average compensation level. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and the ongoing Phase 2 trials for FG-3019.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, regulatory compliance programs and investor relations costs associated with being a public company and ceasing to be an emerging growth company. Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

General and administrative expenses increased $0.9 million, or 9%, for the three months ended March 31, 2016 compared to the same period a year ago. The increase was primarily due to increases in stock-based compensation expense of $0.6 million and facility expenses of $0.5 million, partially offset by a decrease in legal fees of $0.6 million. Stock-based compensation expense increased primarily due to increased stock option grants during the current quarter. Facility expenses increased primarily due to the higher assessed property tax. Legal fees decreased due to the incremental maintenance costs associated with our intellectual property portfolio during prior year period.

Operating Expenses for Roxadustat Covered Under Collaboration Agreements

We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat. During the fourth quarter of 2015, the $116.5 million cap on our share of development costs for roxadustat has been reached. As such, all future development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China will be paid by Astellas and AstraZeneca. In China, our subsidiary FibroGen China will conduct the development work for CKD anemia and will hold all of the regulatory licenses issued by China regulatory authorities, through its subsidiary FibroGen Beijing, and be primarily responsible for regulatory, clinical and manufacturing. All development and commercialization costs for roxadustat in China will be shared equally with AstraZeneca.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,777)	$(2,758)	$(19)	1%
Interest income and other, net	1,416	843	573	68%
Total interest and other, net	$(1,361)	$(1,915)	$554	(29)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China as well as interest related to the TEKES product development obligations. Interest expense remained at the same level as compared to the same period a year ago.

Interest and Other Income, Net

Interest and other income, net increased $0.6 million, or 68%, primarily due to unrealized foreign currency translation gains on our monetary assets denominated in foreign currency as a result of USD weakening during the current quarter.

Benefit from Income Taxes

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Loss before income taxes	$(28,146)	$(46,638)
Benefit from income taxes	(305)	(271)
Effective tax rate	1.1%	0.6%

The benefit from income taxes for the three months ended March 31, 2016 was primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. The benefit for income taxes for the three months ended March 31, 2015 was due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Liquidity and Capital Resources

We have historically funded our operations principally from the sale of convertible preferred stock and common stock (including our initial public offering proceeds) and from the execution of certain collaboration agreements involving license payments, milestones and reimbursement for development services.

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

As of March 31, 2016, we had cash and cash equivalents of approximately $141.0 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of March 31, 2016 we had short-term and long-term investments of approximately $32.5 million and $122.0 million, respectively. As of March 31, 2016, a total of $26.0 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$(17,258)	$(42,190)
Investing activities	5,059	4,552
Financing activities	(149)	620
Effect of exchange rate changes on cash and cash equivalents	(17)	(68)
Net change in cash and cash equivalents	$(12,365)	$(37,086)

Operating Activities

Net cash used in operating activities was $17.3 million for the three months ended March 31, 2016 and consisted primarily of net loss of $27.8 million adjusted for non-cash items of $8.6 million and a net increase in operating assets and liabilities of $2.0 million. The significant non-cash items included stock-based compensation expense of $7.3 million and depreciation expense of $1.5 million. The significant items in the changes in operating assets and liabilities included an increase resulted accounts receivable of $9.5 million, partially offset by decreases resulted from accounts payable of $5.0 million and accrued liabilities of $3.2 million. The changes in accounts receivable was related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments.

Net cash used in operating activities was $42.2 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $46.4 million adjusted for non-cash items of $8.3 million and a net decrease in operating assets and liabilities of $4.2 million.

The significant non-cash items included stock-based compensation expense of $6.4 million, depreciation expense of $1.4 million and amortization of the premium on investments of $0.8 million. The significant items in the change in operating assets and liabilities included a decrease in accrued liabilities of $7.0 million, a decrease in accounts payable of $2.1 million, a decrease in prepaid expenses and other current assets of $0.8 million and a decrease in deferred revenue of $0.8 million, partially offset by an increase in accounts receivable of $6.5 million. The changes in deferred revenue and accounts receivable were related to the timing of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments.

Investing Activities

Investing activities primarily consist of purchases of fixed assets, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $5.1 million for the three months ended March 31, 2016 and consisted of proceeds from maturities of available-for-sale securities of $6.0 million, partially offset by cash used in purchases of fixed assets of $0.9 million.

Net cash provided by investing activities was $4.6 million for the three months ended March 31, 2015 and consisted of proceeds from maturities of available-for-sale securities of $5.0 million, offset by cash used in purchases of fixed assets of $0.4 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liability.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2016 and consisted of $1.3 million of cash paid for payroll taxes on restricted stock unit releases and $0.1 million of repayments on our lease liability, offset by $1.2 million of proceeds from the issuance of common stock upon exercise of stock options.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2015 and consisted of $0.7 million of proceeds from the issuance of common stock upon exercise of stock options, offset by $0.1 million of repayments on our lease liability.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2016 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Guidance Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-10 are the same as those for ASU 2014-09. The original effective date of ASU 2014-09 for public entities was for the annual reporting period beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of ASU 2014-09 by one year, to the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate an early adoption, and are currently evaluating the impact on our consolidated financial statements upon the adoption of ASU 2014-09 and ASU 2016-10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe there has been no material change in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and FG-3019 in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2015, 2014 and 2013 was approximately $85.8 million, $59.5 million and $14.9 million, respectively. As of March 31, 2016, we had an accumulated deficit of $435.9 million. As of March 31, 2016, we had capital resources consisting of cash, cash equivalents and short-term investments of $173.4 million plus $122.0 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on FG-3019, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll approximately 7,000 to 8,000 patients worldwide. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our initial public offering (“IPO”), our existing cash, cash equivalents and short-term investments and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, roxadustat, and our second compound in development, FG-3019.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat, which is currently our lead product candidate. Roxadustat is our only product candidate that has advanced into a potentially pivotal trial, and it may be years before the studies required for its approval are completed, if ever. Our other product candidates are less advanced in development and may never enter into pivotal studies. We have completed 26 Phase 1 and 2 clinical studies with roxadustat in North America, Europe and Asia, in which over 1,400 subjects have participated and for which we reported favorable primary and secondary safety and efficacy endpoint results. Based on our discussions with regulatory authorities, we believe that we have an acceptable plan for the conduct of our Phase 3 clinical programs to support NDA submissions in the US and China. We have discussed our Phase 3 clinical development program with three national health authorities in the EU and obtained scientific advice from the European Medicines Agency. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful Phase 3 development and commercialization of roxadustat.

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

The clinical and commercial success of roxadustat and FG-3019 will depend on a number of factors, many of which are beyond our control, and we may be unable to complete the development or commercialization of roxadustat or FG-3019.*

The clinical and commercial success of roxadustat and FG-3019 will depend on a number of factors, including the following:

•

the timely initiation, continuation and completion of our Phase 3 clinical trials for roxadustat, which will depend substantially upon requirements for such trials imposed by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies and bodies and the continued commitment and coordinated and timely performance by our third party collaboration partners, AstraZeneca and Astellas;

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

•	our product candidates may exhibit an unacceptable safety signal as they advance through clinical trials, in particular controlled Phase 3 trials;

•	the clinical research organizations, (“CROs”), that conduct clinical trials on our behalf may take actions outside of our control that materially adversely impact our clinical trials;
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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Our Development Program for Roxadustat” and “Business — FG-3019 for the Treatment of Fibrosis and Cancer” for a discussion of the adverse events and SAEs that have emerged in clinical trials of roxadustat and FG-3019.

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

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN®, commercialized by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, commercialized by Johnson & Johnson Inc.), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera ® commercialized by Hoffmann-La Roche (“Roche”) outside of the U.S., and by Galenica, a Roche licensee in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for over 20 years, serving a significant majority of dialysis dependent CKD patients on Medicare. It may be difficult to encourage treatment providers and patients to switch from products with which they have become familiar to roxadustat.

We may also face competition from potential new anemia therapies currently in clinical development for the treatment of anemia in CKD patients, including those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors, may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. Akebia recently announced that it has initiated its first Phase 3 study in non-dialysis dependent CKD patients in December 2015, and has reached agreement with the FDA regarding its dialysis dependent CKD program. GSK and Bayer are currently in Phase 2 development globally, and Japan Tobacco is in Phase 2b in Japan. Some of these product candidates may enter the market prior to roxadustat. There may be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized. In addition, there are other companies developing biologic therapies for treatment of other anemia indications that we may also seek to pursue in the future, including myelodysplastic syndrome, for which we plan to submit a Clinical Trial Application in China in the first half of 2016 and may pursue in broader markets.

The introduction of biosimilar ESAs into the market in the U.S. may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in dialysis patients under the end stage renal disease bundle. A biosimilar product is a follow-on version of an existing, branded biologic product. Under current laws, an application for a biosimilar product should not be approved by the FDA until 12 years after the existing, patent-protected product was approved under a Biologics License Application (“BLA”). The patents for the existing, branded product must expire in a given market before biosimilars may enter that market with limited or no risk of being sued for patent infringement. The patents for epoetin alfa, a version of EPOGEN, expired in 2004 in the European Union (“EU”), and the final material patents expired in May 2015 in the U.S. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development or regulatory review, including Retacrit™, an EPOGEN and Procrit biosimilar that is being marketed by Pfizer in Europe and for which Pfizer has said it plans to resubmit a BLA for after receiving a complete response letter from the FDA denying approval of its BLA in October 2015, as well as Binocrit®, an epoetin alfa biosimilar being marketed in Europe by Sandoz (Novartis ) and in Phase 3 development in the U.S.

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

If FG-3019 is approved and launched commercially to treat DMD, FG-3019 may face competition for some patients from Sarepta Therapeutics, Inc, as well as BioMarin, and PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. BioMarin along with Sarepta, have entered clinical development with therapeutics based on exon-skipping technology which seeks to help patients produce functioning forms of the dystrophin protein. As there are multiple distinct mutations of the dystrophin gene that cause DMD, each exon skipping therapy targets only one specific mutation, treating only a subset of DMD patients (for example, exon-51 targets approximately 13% of DMD patients). BioMarin and Sarepta are researching and developing clinical candidates for many of the specific mutations in the dystrophin gene. PTC Therapeutics’ product ataluren (Translarna TM ) received conditional approval in Europe in 2014 and a Refuse to File letter from the FDA in March 2016. Translarna targets a different set of DMD patients from those being targeted by BioMarin’s and Sarepta’s existing exon-skipping therapeutics; however it is also limited to a subset of patients who carry a specific mutation. Conversely, FG-3019 is intended to treat DMD patients without limitation to type of mutation. Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone ® /Catena ®) in a trial measuring changes in lung function for DMD patients. Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin. Summit has completed a Phase 1b trial and started a Phase 2 study in the United Kingdom. Tivorsan is conducting preclinical work on their compound.

If FG-5200 is approved and launched to treat corneal blindness resulting from partial thickness corneal damage without active inflammation and infection in China, it is likely to compete with other products designed to treat corneal damage. For example, in April 2015, a subsidiary of China Regenerative Medicine International Limited received approval for their acellular porcine cornea stroma medical device to treat patients in China with corneal ulcers and in April 2016, Guangzhou Yourvision Biotech Co. Ltd, a subsidiary of Guanhao Biotech, received approval for their acellular porcine cornea medical device to treat patients in China with infectious keratitis that does not respond to drug treatment.

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

If any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, other regulations, trial protocol or other requirements under their agreements with us, the quality or accuracy of the data they obtain may be compromised or unreliable, and the trials of our product candidates may not meet regulatory requirements. If trials do not meet regulatory requirements or if these third parties need to be replaced, the development of our product candidates may be delayed, suspended or terminated, regulatory authorities may require us to exclude the use of patient data from our approval applications or perform additional clinical trials before approving our marketing applications. Regulatory authorities may even reject our application for approval or refuse to accept our future applications for an extended time period. We cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions. If any of these events occur, we may not be able to obtain regulatory approval for our product candidates on a timely basis, at a reasonable cost, or at all.

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

Intellectual property disputes with third parties and competitors may be costly and time consuming, and may negatively affect our competitive position.*

Our commercial success may depend on our avoiding infringement of the patents and other proprietary rights of third parties as well as on enforcing our patents and other proprietary rights against third parties. Pharmaceutical and biotechnology intellectual property disputes are characterized by complex, lengthy and expensive litigation over patents and other intellectual property rights. We may initiate or become a party to, or be threatened with, future litigation or other proceedings regarding intellectual property rights with respect to our product candidates and competing products.

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

We may consider administrative proceedings and other means for challenging third party patents and patent applications. Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed. Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees. For example, on December 5, 2013, Akebia filed an opposition to our European Patent No. 1463823 (the “’823 patent”), with the European Patent Office, and Akebia and other third parties may initiate or pursue similar proceedings with the European Patent Office or other corresponding foreign jurisdictions. The granted claims of the ’823 patent encompass the use of roxadustat for the treatment of anemia. In March 2016, the opposition division of the European Patent Office decided against FibroGen, revoking the patent as granted. FibroGen has appealed this decision, and the ’823 patent is currently valid and enforceable pending resolution on appeal. While we believe we will be successful on appeal, and while loss of the ’823 patent would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia, the ultimate outcome of the proceeding remains uncertain and ultimate resolution may take an additional 4 to 5 years and result in substantial costs to us.

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

•

the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by Health Information Technology and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act (“PPACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•

foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) altered Medicare coverage and payments for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. The MMA also provided authority for limiting the number of drugs that will be covered in any therapeutic class and as a result, we expect that there will be additional pressure to reduce costs. For example, the CMS in implementing the MMA has enacted regulations that reduced capitated payments to dialysis providers. These cost reduction initiatives and other provisions of the MMA could decrease the scope of coverage and the price that may be received for any approved dialysis products and could seriously harm our business and financial condition. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. Similar regulations or reimbursement policies have been enacted in many international markets which could similarly impact the commercial potential for our products.

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the Centers for Medicare and Medicaid Services (“CMS”) based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved, will be included in the payment bundle. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not be included in the bundle. If roxadustat is reimbursed outside of the bundle, it may potentially limit or delay market penetration of roxadustat.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	comply with the FCPA and other anti-bribery laws;
•	report financial information or data accurately;
•	or disclose unauthorized activities to us.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

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

Risks Related to Our International Operations

We are establishing international operations and seeking approval to commercialize our product candidates outside of the U.S., in particular in China, and a number of risks associated with international operations could materially and adversely affect our business.*

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
•

a reliance on CROs, clinical trial sites, principal investigators and other third parties that may be less experienced with clinical trials or have different methods of performing such clinical trials than we are used to in the U.S.;

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

Patients’ use of traditional Chinese medicine in violation of study protocols in our China studies may lead the China Food and Drug Administration (“CFDA”) and regulators in other jurisdictions in which we are seeking approval to suspend our studies, reject our study data and withhold approval for roxadustat.

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

In 2014, we recently received a Pharmaceutical Production Permit (“PPP”) for our facility in China in which we intend to manufacture roxadustat. The PPP allowed us to produce the NDA registration campaign of roxadustat according to cGMP. However, we have not yet received a license for commercial manufacture of roxadustat. As an organization, we have limited experience building a manufacturing facility in the past and our facility must be constructed, licensed and operated in conformity with applicable cGMP requirements. We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will receive and maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facility meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will succeed for licensure or continue to be successful in meeting these requirements.

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

Our decision to seek approval in China for roxadustat prior to approval in the U.S. or Europe is largely unprecedented and could be subject to significant risk, delay and expense.*

Our subsidiaries, FibroGen China Anemia Holdings, Ltd. and FibroGen (China) Medical Technology Development Co., Ltd. (individually or collectively referred to as “FibroGen China”), plan to seek approval for roxadustat in China as a Domestic Class 1.1 Drug, which we believe, if approved, would be the first CFDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the U.S. and Europe. Because of this largely novel regulatory pathway, the CFDA approval process may take longer than we currently expect, or the CFDA may require us to submit additional data including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could impact the CFDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical and manufacturing (including bio-equivalency) data currently required for approval and the timing and process of a potential approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical or manufacturing data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China. For example, some of our clinical trial sites recently received permission from the Ministry of Science and Technology, under a new approval process, to obtain routine blood and urine samples that contain genetic information. Such applications are reviewed only on a quarterly basis, thus studies to be performed at additional clinical trial sites could be delayed until they receive approval.

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

The China Catalog for Guidance for Foreign Investment sets forth the industries and sectors that the Chinese government encourages and restricts with respect to foreign investment and participation. The Catalog for Guidance for Foreign Investment is subject to revision from time to time by the China Ministry of Commerce. While we currently do not believe the development and marketing of roxadustat falls within a restricted category under the Catalog for Guidance for Foreign Investment, if roxadustat does fall under such a restricted category, we will need to operate in China through a VIE structure. A VIE structure involves a wholly foreign-owned enterprise that would control and receive the economic benefits of a domestic Chinese company through various contractual relationships. Such a structure would subject us to a number of risks that may have an adverse effect on our business, including that the Chinese government may determine that such contractual arrangements do not comply with applicable regulations, Chinese tax authorities may require us to pay additional taxes, shareholders of our VIEs may have potential conflicts of interest with us, and we may lose the ability to use and enjoy assets held by our VIEs that are important to the operations of our business if such entities go bankrupt or become subject to dissolution or liquidation proceedings. VIE structures in China have come under increasing scrutiny from accounting firms and the SEC staff. If we do attempt to use a VIE structure and are unsuccessful in structuring it so as to qualify as a VIE, we would not be able to consolidate the financial statements of the VIE with our financial statements, which could have a material adverse effect on our operating results and financial condition.

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We plan to conduct all of our business in China through FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2016, approximately $6.6 million of our cash and cash equivalents is held in China.

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

The tax regulations of the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties and distributions, if any are achieved.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 30, 2016, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 25.61% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 30, 2016. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are incurring significant compliance costs as a result of operating as a public company and our management is required to devote substantial resources to public company compliance programs.*

As a newly public company, we are incurring significant legal, insurance, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We are currently and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities, particularly now that we are no longer an “emerging growth company”. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

We are required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act (“Section 404”), which include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. To achieve compliance with Section 404, we need to continue to dedicate internal resources, outside consultants and continue to execute a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements and we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

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

Our ability to use net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL or tax credits (“credits”), to offset future taxable income. Our existing NOLs or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs or credits could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “— Risks Related to Our Financial Condition and History of Operating Losses,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. A full valuation allowance has been provided for all of our NOLs and credits.

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

FibroGen, Inc.

Dated: May 9, 2016	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2016	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of February 20, 1998.	S-1	333-199069	4.3	10/01/2014

4.4	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of June 3, 1999.	S-1	333-199069	4.6	10/01/2014

4.5	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.6	Warrant to Purchase 4,000 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of June 3, 1999.	S-1	333-199069	4.10	10/01/2014

4.7	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.8	Warrant to Purchase 2,769 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of February 8, 2000.	S-1	333-199069	4.13	10/01/2014

4.9	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.10	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

4.11	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.4*	FibroGen, Inc. Non-Employee Director Compensation Plan, as amended	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith.