Form 10-Q
period 2016-06-30
FIBROGEN INC
filed 2016-08-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding as of July 31, 2016 was 62,788,159.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$190,411	$153,324
Short-term investments	40,105	27,847
Accounts receivable ($13,365 and $4,455 from a related party)	18,088	15,405
Prepaid expenses and other current assets	3,705	3,988
Total current assets	252,309	200,564

Restricted cash	7,254	7,254
Long-term investments	111,540	131,720
Property and equipment, net	126,264	129,020
Other assets	1,762	2,016
Total assets	$499,129	$470,574

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$3,474	$6,521
Accrued liabilities ($1,351 and $2,045 to related parties)	47,942	47,932
Deferred revenue	15,027	12,728
Total current liabilities	66,443	67,181

Long-term portion of lease financing obligations	97,395	97,042
Product development obligations	15,515	15,085
Deferred rent	4,461	4,702
Deferred revenue, net of current	97,947	85,132
Other long-term liabilities	4,991	4,607
Total liabilities	286,752	273,749

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2016 and December 31, 2015; 62,742 and 61,985 shares issued and outstanding at June 30, 2016 and December 31, 2015	627	620
Additional paid-in capital	605,089	586,647
Accumulated other comprehensive loss	(1,024)	(1,651)
Accumulated deficit	(411,586)	(408,062)
Total stockholders’ equity	193,106	177,554
Non-controlling interests	19,271	19,271
Total equity	212,377	196,825
Total liabilities, stockholders’ equity and non-controlling interests	$499,129	$470,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License and milestone revenue (includes $13,043, $4,860, $16,356 and $9,552 from a related party)	$73,197	$106,879	$92,935	$118,385
Collaboration services and other revenue (includes $326, $719, $678 and $1,353 from a related party)	16,083	13,671	24,628	18,463
Total revenue	89,280	120,550	117,563	136,848

Operating expenses:
Research and development	52,392	51,555	96,041	102,094
General and administrative	10,376	9,680	21,794	20,162
Total operating expenses	62,768	61,235	117,835	122,256
Income (loss) from operations	26,512	59,315	(272)	14,592

Interest and other, net
Interest expense	(2,438)	(2,762)	(5,215)	(5,520)
Interest income and other, net	129	707	1,545	1,550
Total interest and other, net	(2,309)	(2,055)	(3,670)	(3,970)

Income (loss) before income taxes	24,203	57,260	(3,942)	10,622
Provision for (benefit from) income taxes	(113)	205	(418)	(66)
Net income (loss)	$24,316	$57,055	$(3,524)	$10,688

Net income (loss) per share:
Basic	$0.39	$0.95	$(0.06)	$0.18
Diluted	$0.35	$0.83	$(0.06)	$0.15
Weighted average number of common shares used to calculate net income (loss) per share:
Basic	62,582	59,798	62,383	59,499
Diluted	69,022	68,752	62,383	69,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,316	$57,055	$(3,524)	$10,688
Other comprehensive income (loss):
Foreign currency translation adjustments	380	508	(262)	2,213
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	300	(368)	889	343
Reclassification from accumulated other comprehensive loss	—	(25)	—	(30)
Net change in unrealized gain (loss) on available-for-sale investments	300	(393)	889	313
Other comprehensive income, net of taxes	680	115	627	2,526
Comprehensive income (loss)	$24,996	$57,170	$(2,897)	$13,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(3,524)	$10,688
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,007	2,796
Amortization of premium on investments	1,391	1,538
Unrealized foreign exchange gain on short-term investments	(273)	—
Loss on disposal of property and equipment	—	100
Stock-based compensation	15,744	13,388
Tax benefit on unrealized gain on available-for-sale securities	(479)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(2,683)	1,270
Prepaid expenses and other current assets	283	2,235
Other assets	254	(205)
Accounts payable	(3,047)	(636)
Accrued liabilities	537	(3,140)
Deferred revenue	15,114	30,414
Lease financing liability	554	312
Other long-term liabilities	542	163
Net cash provided by operating activities	27,420	58,857

Investing activities
Purchases of property and equipment	(1,019)	(989)
Purchases of available-for-sale securities	(46)	—
Proceeds from maturities of available-for-sale securities	8,217	7,035
Net cash provided by investing activities	7,152	6,046

Financing activities
Repayments of lease liability	(201)	(201)
Cash paid for payroll taxes on restricted stock unit releases	(1,791)	—
Proceeds from issuance of common stock	4,496	5,608
Net cash provided by financing activities	2,504	5,407
Effect of exchange rate change on cash and cash equivalents	11	771
Net increase in cash and cash equivalents	37,087	71,081
Cash and cash equivalents at beginning of period	153,324	165,455
Cash and cash equivalents at end of period	$190,411	$236,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics agents to treat serious unmet medical needs. The Company’s focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. The Company’s most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases in Phase 3 clinical development for the treatment of anemia in chronic kidney disease. Pamrevlumab, or FG-3019, is the Company’s monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis, pancreatic cancer, Duchenne muscular dystrophy and liver fibrosis. We have taken a global approach with respect to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The December 31, 2015 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 ( “2015 Form 10-K”), but does not include all disclosures required by U.S. GAAP.

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

Net Income per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,316	$57,055	$(3,524)	$10,688
Weighted average shares used to compute net income per share:
Basic	62,582	59,798	62,383	59,499
Dilutive effect of potential common shares	6,440	8,954	-	9,855
Diluted	69,022	68,752	62,383	69,354

Net income (loss) per share:
Basic	$0.39	$0.95	$(0.06)	$0.18
Diluted	$0.35	$0.83	$(0.06)	$0.15

Diluted shares did not include 6.6 million and 3.8 million securities for the three months ended June 30, 2016 and 2015, and 1.8 million securities for the six months ended June 30, 2015, as they were anti-dilutive.

Recently Issued Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”), which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition, to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The effective date and transition requirements for ASU 2016-10, ASU 2016-11 and ASU 2016-12 are same as those for ASU 2014-09 (as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015), i.e. for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. The Company does not anticipate an early adoption, and is currently evaluating the impact on its consolidated financial statements upon the adoption of these ASUs.

2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). The Japan Agreement also provides for additional development and regulatory approval milestone payments up to $117.5 million, a commercial sales related milestone of $15.0 million and additional consideration based on net sales (as defined) in the low 20% range after commercial launch. A clinical milestone payment of $12.5 million was received in 2013. During the second quarter of 2016, the Company recognized $10.0 million revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with chronic kidney disease in patients on dialysis. The amount was received in early July 2016. The Company evaluated the criteria under ASC 605-28 and concluded that the aforementioned milestone was substantive.

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

AstraZeneca Agreements

U.S./Rest of World Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, the last $62.0 million of which was received during the second quarter of 2016. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million. During the second quarter of 2015, the Company received a $15.0 million development milestone payment as a result of the finalization of its two audited pre-clinical carcinogenicity study reports. The Company evaluated the criteria under ASC 605-28 and concluded that the aforementioned milestone was substantive.

Under the U.S./RoW Agreement, the Company and AstraZeneca will share equally in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached during the fourth quarter of 2015). Any additional development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) will be fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for delivery of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million, which were fully received in 2014. In addition, the China Agreement provides for AstraZeneca to pay regulatory approval and other approval related milestones of up to $161.0 million. The China Agreement also provides for sales related milestone payments of up to $167.5 million and contingent payments of $20.0 million related to possible future compounds. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2016	2015	2016	2015
Japan	License	$43	$91	$118	$528
	Milestones	10,000	—	10,000	—
	Total license and milestone revenue	10,043	$91	$10,118	$528
	Collaboration services revenue*	3	$42	$7	$100

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2016	Deferred Revenue at June 30, 2016	Total Consideration Through June 30, 2016
License	$42,362	$—	$42,362
When and if available compounds	15	27	42
Manufacturing--clinical supplies	1,971	—	1,971
Committee services	17	—	17
Total license and collaboration services revenue	$44,365	$27	$44,392

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2016	2015	2016	2015
Europe	License	$3,000	$4,769	$6,238	$9,024
	Milestones	—	—	—	—
	Total license and milestone revenue	3,000	4,769	6,238	9,024
	Collaboration services revenue*	$323	$677	$671	$1,253

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2016	Deferred Revenue at June 30, 2016	Total Consideration Through June 30, 2016
License	$407,554	$—	$407,554
When and if available compounds	354	422	776
Manufacturing--clinical supplies	9,762	—	9,762
Development services--in progress	32,654	—	32,654
Committee services	278	4	282
Total license and collaboration services revenue	$450,602	$426	$451,028

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2016	2015	2016	2015
U.S. / RoW and China	License	$60,154	$87,019	$76,579	$93,833
	Milestones	—	15,000	—	15,000
	Total license and milestone revenue	60,154	102,019	76,579	108,833
	Collaboration services revenue*	15,755	12,942	23,939	17,080
	China single unit of accounting**	$—	$—	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2016	Deferred Revenue at June 30, 2016	Total Consideration Through June 30, 2016
License	$366,345	$—	$366,345
Co-development, information sharing & committee services	74,006	37,375	111,381
Manufacturing--clinical supplies	327	54	381
China-single unit of accounting	—	75,091	75,091
Total license and collaboration services revenue	$440,678	$112,520	$553,198

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$125,981	$—	$125,981
Bond and mutual funds	25,427	—	—	25,427
Equity investments	237	—	—	237
Money market funds	113,317	—	—	113,317
Total	$138,981	$125,981	$—	$264,962

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,103	$—	$126,103
Bond and mutual funds	25,052	—	—	25,052
Equity investments	197	—	—	197
Money market funds	77,639	—	—	77,639
Certificate of deposits	—	8,215	—	8,215
Total	$102,888	$134,318	$—	$237,206

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,798	$97,798

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,445	$97,445

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Cash	$77,094	$75,685
Money market funds	113,317	77,639
Total cash and cash equivalents	$190,411	$153,324

At June 30, 2016, a total of $25.6 million of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$125,130	$856	$(5)	$125,981
Bond and mutual funds	25,371	56	—	25,427
Equity investments	125	112	—	237
Total investments	$150,626	$1,024	$(5)	$151,645

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,522	$54	$(473)	$126,103
Certificate of deposits	8,217	—	(2)	8,215
Bond and mutual funds	25,052	—	—	25,052
Equity investments	126	71	—	197
Total investments	$159,917	$125	$(475)	$159,567

At June 30, 2016, all of the available-for-sale investments had contractual maturities within three years. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Preclinical and clinical trial accruals	$32,054	$27,973
Payroll and related accruals	10,285	13,535
Professional services	1,041	1,662
Other	4,562	4,762
Total accrued liabilities	$47,942	$47,932

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$5,059	$4,434	$9,556	$8,656
General and administrative	3,345	2,508	6,188	4,732
Total stock-based compensation expense	$8,404	$6,942	$15,744	$13,388

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Options
Expected term (in years)	5.3	5.2	5.3	5.2
Expected volatility	72%	70%	70%	70%
Risk-free interest rate	1.3	1.7	1.4	1.7
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$11.60	$12.27	$11.48	$16.68

ESPPs
Expected term (in years)	0.5 - 2.0	0.4 - 2.0	0.5 - 2.0	0.4 - 2.0
Expected volatility	61.9 - 80.7%	58.5 - 69.0%	61.9 - 80.7%	58.5 - 69.0%
Risk-free interest rate	0.2 - 0.9%	0.1 - 0.6%	0.2 - 0.9%	0.1 - 0.6%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$10.06	$13.06	$10.98	$13.17

6.	Income Taxes

The benefit from income taxes for the three and six months ended June 30, 2016 was due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. The provision for income taxes for the three months ended June 30, 2015 was due to the discrete tax effect arising from a change in the valuation of the Company’s available-for-sale securities portfolio. The benefit from income taxes for the six months ended June 30, 2015 was due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and expected continuing net loss, the Company has established and continue to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

7.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $13.4 million and $5.6 million during the three months ended June 30, 2016 and 2015, respectively, and of $17.1 million and $10.9 million during the six months ended June 30, 2016 and 2015, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $1.4 million and $1.3 million during the three months ended June 30, 2016 and 2015, respectively, and of $3.0 million and $4.4 million during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, accounts receivable from Astellas were $13.4 million and $4.5 million, respectively, and amounts due to Astellas were $1.4 million and $2.0 million, respectively.

Julian N. Stern, a director of the Company since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. During the three and six months ended June 30, 2016, the Company made payments to Goodwin Procter LLP of less than $0.1 million, respectively. During the three and six months ended June 30, 2015, the payments made by the Company to Goodwin Procter LLP were not material. As of June 30, 2016 and December 31, 2015, the balance of accrued liability for Goodwin Proctor LLP was immaterial.

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

FORWARD-LOOKING STATEMENTS

The following discussion and information contained elsewhere in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q and are cautioned not to place undue reliance on such forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a research-based, biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs. We have capitalized on our extensive experience in fibrosis and hypoxia-inducible factor (“HIF”) biology to generate multiple programs targeting various therapeutic areas. Roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab, or FG-3019, is our monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. We have taken a global approach with respect to our product candidates, and this includes development and commercialization of product candidates in the People’s Republic of China (“China”).

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
Result of Operations
Revenue	$89,280	$120,550	$117,563	$136,848
Operating expenses	$62,768	$61,235	$117,835	$122,256
Net income (loss)	$24,316	$57,055	$(3,524)	$10,688
Net income (loss) per share - basic	$0.39	$0.95	$(0.06)	$0.18
Net income (loss) per share - diluted	$0.35	$0.83	$(0.06)	$0.15

			June 30, 2016	December 31, 2015
			(in thousands)
Balance Sheet
Cash and cash equivalents			$190,411	$153,324
Short-term and long-term investments			$151,645	$159,567
Accounts receivable			$18,088	$15,405

Our revenue for the three and six months ended June 30, 2016 decreased compared to the same period a year ago primarily due to an upfront payment of $62.0 million received under our collaboration agreements with AstraZeneca AB (“AstraZeneca”) and a $10.0 million development milestone revenue recorded under our collaboration agreements with Astellas during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received under our collaboration agreements with AstraZeneca during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues.  The decreases were partially offset by the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations, therefore during the three and six months ended June 30, 2016, we no longer shared 50% of the development costs compared to the prior periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China.

Operating expenses increased for the three months ended June 30, 2016 primarily due to higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab (FG-3019) and drug storage and distribution activities related to roxadustat, higher clinical trial expenses related to roxadustat, and higher stock-based compensation and employee-related expenses, partially offset by lower research and development outside services expense, as we had reached the cap with AstraZeneca during the fourth quarter of 2015 as discussed above, and we no longer shared 50% of the development costs compared to the prior periods.

Operating expenses decreased for the six months ended June 30, 2016 primarily due to lower research and development outside services expense, as we had reached the cap with AstraZeneca during the fourth quarter of 2015, and we no longer shared 50% of the development costs compared to the prior period, partially offset by higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab (FG-3019) and drug storage and distribution activities related to roxadustat, higher clinical trial expenses related to roxadustat, and higher stock-based compensation and employee-related expenses.

During the three months ended June 30, 2016, we had a net income of $24.3 million, net income per basic share of $0.39, and net income per diluted share of $0.35. The decrease in net income and in net income per diluted share for the three months ended June 30, 2016 compared to the same period a year ago was due to a decrease in revenue and an increase in operating expenses.

During the six months ended June 30, 2016, we had a net loss of $3.5 million, and net loss per basic and diluted share of $0.06, as compared to a net income of $10.7 million for the same period a year ago, due to a decrease in revenue, partially offset by a decrease in operating expenses.

Cash, cash equivalents, investments and accounts receivable, excluding restricted cash, totaled $360.1 million at June 30, 2016, an increase of $31.8 million from December 31, 2015, primarily due to cash provided by operations and investing activities.

Programs

During the first six months of 2016, we continued to make progress in the development of our major programs.

Roxadustat, the first HIF-PH inhibitor to enter Phase 3 clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca, continue to advance roxadustat through our global Phase 3 program, conducting seven studies designed to support regulatory approval of roxadustat in both dialysis-dependent CKD patients and CKD patients who are not dialysis-dependent in multiple geographies. As previously reported, we have completed initial target enrollment in two of FibroGen’s three Phase 3 studies and are continuing to enroll an additional 300 patients in the non-dialysis study to meet overall enrollment goals among our partners. We expect to complete enrollment of these additional non-dialysis patients by the end of 2016. We expect to complete initial target enrollment in our incident dialysis study in the third quarter of 2016 and are planning on enrolling an additional 150 U.S. incident dialysis patients. We will be working with our partners later this year to assess overall event rates and develop a view on expected study completion dates. We currently anticipate filing for New Drug Application (“NDA”) approval for roxadustat in the U.S. in 2018.

Through our subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), we began enrolling patients in our China Phase 3 studies in December 2015. We have completed enrollment in our 300 subject dialysis study and are over 70% enrolled in our 150 subject non-dialysis study, which we expect to complete enrollment of in the third quarter. We continue to expect to report top-line data for these studies by year-end with data from the 52 week safety assessment in the second quarter of 2017.

We are operating within the context of a Class 1.1 drug approval pathway for Domestic innovative drugs. We currently anticipate initiating the NDA process in China in the fourth quarter of 2016 after we have reached the primary efficacy endpoint for both studies, with an NDA approval decision expected in the first half of 2018. Given that there is little precedent in China for the approval pathway and the China Food and Drug Administration (“CFDA”) is in the process of enacting regulatory reform, we continue to regularly consult with the CFDA with respect to the approval process.

In Japan, Astellas has entered Phase 3 clinical development in both dialysis and non-dialysis CKD patients. Astellas and we recently reported top line data for Astellas’s Phase 2b Japan studies in CKD dialysis and non-dialysis patients.

Based on roxadustat’s potential safety and efficacy profile and other potential advantages over Erythropoiesis Stimulating Agents, we believe that in addition to treating anemia in CKD, roxadustat has the potential to treat anemia associated with other conditions. The CFDA accepted our clinical trial application submission in China in the second quarter of 2016 to study roxadustat in myelodysplastic syndrome (“MDS). We plan on submitting a clinical trial application in China to study roxadustat in chemotherapy induced anemia in 2016. In our pre-IND meeting with the U.S. FDA in May, we reached agreement on our MDS Phase 3 study design.

Pamrevlumab (FG-3019) is our fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor, a critical common element in the progression of fibrosis and associated serious diseases. In June, we completed enrollment of 103 subjects in the placebo-controlled portion of our ongoing Phase 2, randomized, double-blind study (067) to evaluate the safety and efficacy of pamrevlumab (FG-3019) in IPF patients with mild to moderate disease. As with our open-label Phase 2 trial, Study 049, the primary efficacy endpoint for Study 067 is change in FVC from baseline. Secondary endpoints are extent of pulmonary fibrosis as measured by quantitative high resolution computed tomography, other pulmonary function assessments and measures of health-related quality of life. We also continue to enroll patients in a sub-study in IPF targeting up to 60 patients to test pamrevlumab (FG-3019) in combination with approved therapies. This sub-study will provide needed safety data for pivotal combination trials. We expect to complete enrollment in the sub-study by year end and report topline data from the entire study in mid-2017.

We also continue to enroll an open-label Phase 2 trial in previously untreated patients with pancreatic cancer to determine whether pamrevlumab (FG-3019), in combination with gemcitabine and nab-paclitaxel, can convert stage 3 inoperable cancer to resectable, or operable, cancer. Target enrollment for this proof of concept study is approximately 42 patients, however, we would not necessarily have to complete the target enrollment before ending the study. We reported on the first eight evaluable patients at the 2016 American Society of Clinical Oncology GastroIntestinal Cancer (ASCO-GI) meeting and expect to report on additional data early next year.  We plan on speaking with the FDA about the design of a pivotal study in this patient population by year-end.

We continue to enroll patients in an open-label trial of pamrevlumab (FG-3019) in approximately 22 non-ambulatory patients with DMD and expect to complete enrollment by the first quarter of 2017. The primary endpoint is change in pulmonary function compared to each individual subject’s historical decline in lung function. Other endpoints include assessments of cardiac fibrosis and function assessed by magnetic resonance imaging (“MRI”), arm muscle fibrosis and fat assessed by MRI and upper body strength. We plan to conduct a preliminary assessment after all evaluable subjects have completed one year of dosing. In the third quarter of 2016, we expect to expand our IND with the Food and Drug Administration (“FDA”) for a protocol to treat ambulatory DMD patients with pamrevlumab.

Intellectual Property Update

On June 30, GlaxoSmithKline LLC filed with the U.S. Patent and Trademark Office petitions for inter partes review of certain FibroGen patents (U.S. Patent Nos. 8,466,172; 8,614,204; 8,629,131; 8,604,012; 8,609,646; and 8,604,013).  Inter partes review is a process through which a third party can challenge the validity of an issued U.S. patent.  While we believe our patents will withstand challenge and be maintained in all relevant part, the outcome of such proceedings is unpredictable.  However, even in the case that these patents are narrowed in scope or revoked in their entirety, these actions do not challenge FibroGen’s exclusivity or freedom-to-operate for roxadustat.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, the Company recognized $10.0 million revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through June 30, 2016 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of June 30, 2016, Astellas had separate investment of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million time based development milestone. The aggregate amount of such consideration received through June 30, 2016 totals $417.2 million. During the second quarter of 2015, we received an upfront payment of $120.0 million and a development milestone payment of $15.0 million under the U.S./RoW Agreement. The development milestone payment resulted from the finalization of our two audited pre-clinical carcinogenicity study reports.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2016 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through June 30, 2016	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	417,200	1,208,500	1,625,700
Total revenue	$889,793	$1,653,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$73,197	$106,879	$(33,682)	(32)%	$92,935	$118,385	$(25,450)	(21)%
Collaboration services and other revenue	16,083	13,671	2,412	18	24,628	18,463	6,165	33%
Total revenue	$89,280	$120,550	$(31,270)	(26)%	$117,563	$136,848	$(19,285)	(14)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 82% and 89% of total revenue for the three months ended June 30, 2016 and 2015, respectively, and 79% and 87% of total revenue for the six months ended June 30, 2016 and 2015, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 65 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the periods presented. Collaboration services and other revenues represented 18% and 11% of total revenue for the three months ended June 30, 2016 and 2015, respectively, and 21% and 13% of total revenue for the six months ended June 30, 2016 and 2015, respectively.

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

Total revenue decreased $31.3 million, or 26% for the three months ended June 30, 2016, and decreased $19.3 million, or 14% for the six months ended June 30, 2016, compared to the same periods a year ago for the reasons discussed in the sections below.

License and Milestone Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$13,043	$4,860	$8,183	168%	$16,356	$9,552	$6,804	71%
AstraZeneca	60,154	102,019	(41,865)	(41)	76,579	108,833	(32,254)	(30)%
Total license and milestone revenue	$73,197	$106,879	$(33,682)	(32)%	$92,935	$118,385	$(25,450)	(21)%

License and milestone revenue decreased $33.7 million, or 32% for the three months ended June 30, 2016, and decreased $25.5 million, or 21% for the six months ended June 30, 2016, compared to the same periods a year ago due to a decrease in the license and milestone revenue recognized under our collaboration agreements with AstraZeneca, partially offset by an increase in the license and milestone revenue recognized under our collaboration agreements with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased due to an upfront payment of $62.0 million received during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues.  The decreases were partially offset by the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs development and commercialization costs compared to the prior periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China.

License and milestone revenue recognized under our collaboration agreements with Astellas increased primarily due to a $10.0 million of development milestone revenue recorded during the second quarter of 2016, partially offset by a decrease in reimbursable co-development costs allocated to license and milestone revenues.

Collaboration Services and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$326	$719	$(393)	(55)%	$678	$1,353	$(675)	(50)%
AstraZeneca	15,755	12,942	2,813	22	23,939	17,080	6,859	40%
Total collaboration services revenue	$16,081	$13,661	$2,420	18%	$24,617	$18,433	$6,184	34%
Other revenue	2	10	(8)	(80)%	11	30	(19)	(63)%
Total collaboration services and other revenue	$16,083	$13,671	$2,412	$18%	$24,628	$18,463	$6,165	33%

Collaboration services and other revenue increased $2.4 million, or 18%, for the three months ended June 30, 2016, and increased $6.2 million, or 33% for the six months ended June 30, 2016, compared to the same periods a year ago due to an increase in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca, partially offset by a decrease in the collaboration services revenue recognized under our collaboration agreements with Astellas.

Collaboration services revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs development and commercialization costs compared to the prior periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. This increase was partially offset by a decrease in reimbursable co-development costs allocated to collaboration services revenues, as well as the decrease in collaboration services revenue recognized under our collaboration agreements with AstraZeneca resulting from the allocation of the upfront payment of $62.0 million during the second quarter of 2016, as compared to from the allocation of the upfront payment of $120.0 million during the prior year period.

Collaboration services revenue recognized under our collaboration agreements with Astellas decreased due to a decrease in reimbursable co-development costs allocated to collaboration services.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Operating expenses
Research and development	$52,392	$51,555	$837	2%	$96,041	$102,094	$(6,053)	(6)%
General and administrative	$10,376	$9,680	696	7%	21,794	20,162	1,632	8%
Total operating expenses	$62,768	$61,235	$1,533	3%	$117,835	$122,256	$(4,421)	(4)%

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$34,585	$36,336	$64,110	$72,393
Pamrevlumab (FG-3019)	Phase 2	12,860	8,374	21,704	15,707
FG-6874	Phase 1	-	472	78	974
FG-5200	Preclinical	1,242	1,331	2,568	2,661
Other research and development expenses		3,705	5,042	7,581	10,359
Total research and development expenses		$52,392	$51,555	$96,041	$102,094

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

Research and development expenses increased $0.8 million, or 2%, for the three months ended June 30, 2016 compared to the same period a year ago. The increase was primarily due to increases in drug development expenses of $5.5 million, clinical trial costs of $3.5 million, employee-related costs of $1.0 million and stock-based compensation of $0.6 million. The increases were partially offset by a decrease in outside services of $9.9 million. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab (FG-3019) and drug storage and distribution activities related to roxadustat. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and the ongoing Phase 2 trials for pamrevlumab (FG-3019). Employee-related costs increased as a result of higher average compensation level. Stock-based compensation increased due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of Employee Share Purchase Program (“ESPP”) in November 2014. Outside services costs decreased primarily due to the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs compared to the prior periods, for roxadustat in the U.S., Europe, Japan and all other markets outside of China.

Research and development expenses decreased $6.1 million, or 6%, for the six months ended June 30, 2016 compared to the same period a year ago. The decrease was primarily due to a decrease in outside services of $19.7 million partially offset by increases in drug development expenses of $5.6 million, clinical trial costs of $4.9 million, employee-related costs of $2.4 million and stock-based compensation of $0.9 million. Outside services costs decreased primarily due to the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations, therefore during the first quarter of 2016, we no longer shared 50% of the development costs compared to the prior periods, for roxadustat in the U.S., Europe, Japan and all other markets outside of China. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab (FG-3019) and drug storage and distribution activities related to roxadustat. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and the ongoing Phase 2 trials for pamrevlumab (FG-3019). Employee-related costs increased as a result of higher average compensation level. Stock-based compensation increased due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of ESPP in November 2014.

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

General and administrative expenses increased $0.7 million, or 7%, for the three months ended June 30, 2016, and increased $1.6 million, or 8%, for the six months ended June 30, 2016 compared to the same periods a year ago. The increase for the three month period was primarily due to an increase in stock-based compensation expense of $0.8 million. The increase for the six month period was primarily due to increases in stock-based compensation expense of $1.5 million and facility expenses of $0.5 million, partially offset by a decrease in legal fees of $0.5 million. Stock-based compensation expense increased primarily due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of ESPP in November 2014. Facility expenses increased primarily due to the higher assessed property tax. Legal fees decreased due to the incremental maintenance costs associated with our intellectual property portfolio during prior year period.

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

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,438)	$(2,762)	$324	(12)%	$(5,215)	$(5,520)	$305	(6)%
Interest income and other, net	$129	$707	(578)	(82)%	1,545	1,550	(5)	—%
Total interest and other, net	$(2,309)	$(2,055)	$(254)	12%	$(3,670)	$(3,970)	$300	(8)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense increased $0.3 million during the three and six months ended June 30, 2016 as compared to the same periods a year ago due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China during the second quarter of 2016.

Interest and Other Income, Net

Interest and other income, net decreased $0.6 million, or 82%, for the three months ended June 30, 2016 compared to the same period a year ago primarily due to unrealized foreign currency translation losses on our monetary assets denominated in foreign currency as a result of USD strengthening, as well as lower interest income resulting from lower average balances of investments during the three months ended June 30, 2016.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Income (loss) before income taxes	$24,203	$57,260	$(3,942)	$10,622
Provision for (benefit from) income taxes	(113)	205	(418)	(66)
Effective tax rate	(0.5)%	0.4%	10.6%	(0.6)%

The provision for income taxes for the three and six months ended June 30, 2016 was due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities. The provision for income taxes for the three months ended June 30, 2015 was due to the discrete tax effect arising from a change in the valuation of our available-for-sale securities portfolio. The benefit from income taxes for the six months ended June 30, 2015 was due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

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

During the second quarter of 2016, we received a $62.0 million upfront payment under U.S./RoW Agreement. During the second quarter of 2016, we also recognized $10.0 million milestone revenue under Japan Agreement, the amount of which was received in early July 2016.

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

As of June 30, 2016, we had cash and cash equivalents of approximately $190.4 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of June 30, 2016 we had short-term and long-term investments of approximately $40.1 million and $111.5 million, respectively. As of June 30, 2016, a total of $25.6 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
Net cash provided by:
Operating activities	$27,420	$58,857
Investing activities	7,152	6,046
Financing activities	2,504	5,407
Effect of exchange rate changes on cash and cash equivalents	11	771
Net change in cash and cash equivalents	$37,087	$71,081

Operating Activities

Net cash provided by operating activities was $27.4 million for the six months ended June 30, 2016 and consisted primarily of net loss of $3.5 million adjusted for non-cash items of $19.4 million and a net increase in operating assets and liabilities of $11.6 million. The significant non-cash items included stock-based compensation expense of $15.7 million, depreciation expense of $3.0 million and amortization of premium on investments of $1.4 million. The significant items in the changes in operating assets and liabilities included an increase resulted from deferred revenue of $15.1 million, partially offset by decreases resulted from accounts receivable of $2.7 million and accounts payable of $3.0 million. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts payable was primarily driven by clinical trial activities and the timing of payments.

Net cash used in operating activities was $58.9 million for the six months ended June 30, 2015 and consisted primarily of net income of $10.7 million adjusted for non-cash items of $17.8 million and a net increase in operating assets and liabilities of $30.4 million. The significant non-cash items included stock-based compensation expense of $13.4 million, depreciation expense of $2.8 million and amortization of the premium on investments of $1.5 million. The significant items in the change in operating assets and liabilities included increases resulted from deferred revenue of $30.4 million, prepaid expenses and other current assets of $2.2 million, accounts receivable of $1.3 million, partially offset by decreases resulted from accrued liabilities of $3.1 million and accounts payable of $0.6 million. The change in deferred revenue was related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts receivable and prepaid expenses and other current assets were related to the timing of payments. The changes in accounts payable and accrued liabilities were driven by clinical trial activity related to upcoming Phase 3 trials for roxadustat and the timing of payments.

Investing Activities

Investing activities primarily consist of purchases of fixed assets, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $7.2 million for the six months ended June 30, 2016 and consisted of proceeds from maturities of available-for-sale securities of $8.2 million, partially offset by cash used in purchases of fixed assets of $1.0 million.

Net cash provided by investing activities was $6.0 million for the six months ended June 30, 2015 and consisted of proceeds from maturities of available-for-sale securities of $7.0 million, offset by cash used in purchases of fixed assets of $1.0 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liability.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2016 and consisted of $4.5 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $1.8 million of cash paid for payroll taxes on restricted stock unit releases and $0.2 million of repayments on our lease liability.

Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2015 and consisted of $5.6 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $0.2 million of repayments on our lease liability.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2016 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”), which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition, to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The effective date and transition requirements for ASU 2016-10, ASU 2016-11 and ASU 2016-12 are same as those for ASU 2014-09 (as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015), i.e. for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate an early adoption, and are currently evaluating the impact on our consolidated financial statements upon the adoption of these ASUs.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2015, 2014 and 2013 was approximately $85.8 million, $59.5 million and $14.9 million, respectively. As of June 30, 2016, we had an accumulated deficit of $411.6 million. As of June 30, 2016, we had capital resources consisting of cash, cash equivalents and short-term investments of $230.5 million plus $111.5 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab (FG-3019), seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll approximately 7,000 to 8,000 patients worldwide. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our initial public offering (“IPO”), our existing cash, cash equivalents and short-term investments and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress in the development of our product candidates;
•	the costs of development efforts for our product candidates, such as pamrevlumab (FG-3019), that are not subject to reimbursement from our collaboration partners;
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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, roxadustat, and our second compound in development, pamrevlumab (FG-3019).*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat, which is currently our lead product candidate. Roxadustat is our only product candidate that has advanced into a potentially pivotal trial, and it may be years before the studies required for its approval are completed, if ever. Our other product candidates are less advanced in development and may never enter into pivotal studies. We have completed 26 Phase 1 and 2 clinical studies with roxadustat in North America, Europe and Asia, in which over 1,400 subjects have participated and for which we reported favorable primary and secondary safety and efficacy endpoint results. Based on our discussions with regulatory authorities, we believe that we have an acceptable plan for the conduct of our Phase 3 clinical programs to support NDA submissions in the U.S. and China. We have discussed our Phase 3 clinical development program with three national health authorities in the EU and obtained scientific advice from the European Medicines Agency. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful Phase 3 development and commercialization of roxadustat.

Our other lead product candidate, pamrevlumab (FG-3019), is currently in clinical development for IPF, pancreatic cancer, DMD, and liver fibrosis. Pamrevlumab (FG-3019) requires substantial further development and investment. We do not have a collaboration partner for support of this compound, and, while we have promising open-label safety data and potential signals of efficacy, we would need to complete larger and more extensive controlled clinical trials to validate the results to date in order to continue further development of this product candidate. In addition, although there are many potentially promising indications beyond IPF, pancreatic cancer and liver fibrosis, we are still exploring indications for which further development of, and investment for, pamrevlumab (FG-3019) may be appropriate. Accordingly, the costs and time to complete development and related risks are currently unknown. Moreover, pamrevlumab (FG-3019) is a monoclonal antibody, which may require experience and expertise that we may not currently possess as well as financial resources that are potentially greater than those required for our small molecule lead compound, roxadustat.

The clinical and commercial success of roxadustat and pamrevlumab (FG-3019) will depend on a number of factors, many of which are beyond our control, and we may be unable to complete the development or commercialization of roxadustat or pamrevlumab (FG-3019).*

The clinical and commercial success of roxadustat and pamrevlumab (FG-3019) will depend on a number of factors, including the following:

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

•	the timely initiation and completion of our Phase 2 clinical trials for pamrevlumab (FG-3019), including in IPF, pancreatic cancer, DMD, and liver fibrosis;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•	the ability to successfully commercialize our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat or pamrevlumab (FG-3019) or any of our other product candidates.

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and pamrevlumab (FG-3019) will never receive regulatory approval in any country. Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or pamrevlumab (FG-3019) for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab (FG-3019) is safe and effective in treating IPF, pancreatic cancer, DMD or liver fibrosis;

•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•

the determination by regulatory authorities that additional clinical trials are necessary to demonstrate the safety and efficacy of roxadustat or pamrevlumab (FG-3019), or that ongoing clinical trials need to be modified in design, size, conduct or implementation;

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

Our preclinical and Phase 2 results to date for pamrevlumab (FG-3019) may not be indicative of the results that may be obtained in larger, controlled Phase 2 clinical trials or Phase 3 clinical trials required for approval.

Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome, even if successful. We have conducted only a limited number of Phase 2 clinical trials with pamrevlumab (FG-3019). We have conducted an open-label Phase 2 dose escalation study of pamrevlumab (FG-3019) for IPF in 89 patients, a Phase 2 dose finding trial of pamrevlumab (FG-3019) combined with gemcitabine plus erlotinib in 75 patients with pancreatic cancer and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B. We cannot be sure that the results of these trials will be substantiated in double-blinded trials with larger numbers of patients, that larger trials will demonstrate the efficacy of pamrevlumab (FG-3019) for these or other indications or that safety issues will not be uncovered in further trials. In the Phase 2 clinical trial for IPF, we used quantitative high resolution computed tomography (“HRCT”), to measure the extent of lung fibrosis. While we believe that quantitative HRCT is an accurate measure of lung fibrosis, it is a novel technology that has not yet been accepted by the FDA as a primary endpoint in pivotal clinical trials. In addition, while we believe that the animal studies that we have conducted to date suggest that pamrevlumab (FG-3019) has the potential to arrest or reverse fibrosis and reduce tumor mass, we cannot be sure that these results will be indicative of the effects of pamrevlumab (FG-3019) in human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab (FG-3019) in a manner that negatively impacts the safety profile of our product candidate. If the additional Phase 2 clinical trials that we are planning for pamrevlumab (FG-3019) do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining marketing approval for pamrevlumab (FG-3019) in one or both of these indications.

We do not know whether our ongoing or planned Phase 3 clinical trials in roxadustat or Phase 2 clinical trials in pamrevlumab (FG-3019) will need to be redesigned based on interim results, be able to achieve sufficient enrollment or be completed on schedule, if at all.

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Our Development Program for Roxadustat” and “Business — FG-3019 for the Treatment of Fibrosis and Cancer” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the adverse events and SAEs that have emerged in clinical trials of roxadustat and pamrevlumab (FG-3019).

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

If we or third party manufacturers on which we rely cannot manufacture our product candidates and/or products at sufficient yields or quality, we may experience delays in development, regulatory approval and commercialization.*

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and at commercial scale. We have limited experience manufacturing, or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. Our efforts to establish these capabilities may not meet our requirements as to scale-up, yield, cost, potency or quality in compliance with cGMP. Our clinical trials must be conducted with product produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We and even an experienced third party manufacturer may encounter difficulties in production, which difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab (FG-3019), which is a monoclonal antibody;
•	supply chain issues, including the timely availability and shelf life requirements of raw materials and supplies;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity limitations and scheduling availability in contracted facilities; and
•	natural disasters, such as floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

For example, we have a limited amount of pamrevlumab (FG-3019) in storage, limited capacity at our third-party manufacturer, and there are long lead times required to manufacture and scale-up the manufacture of additional supply. If we are unable to manufacture sufficient quantities of pamrevlumab (FG-3019) on a timely basis, it may limit our ability to replenish inventory or delay our development of pamrevlumab (FG-3019) in some or all indications. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

As an organization, we have never completed a Phase 3 clinical trial or submitted a New Drug Application (“NDA”) before, and may be unable to do so efficiently or at all for roxadustat or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials for pamrevlumab (FG-3019) and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials for pamrevlumab (FG-3019). We have initiated Phase 3 clinical trials of roxadustat, and if our Phase 2 clinical trials are successful for pamrevlumab (FG-3019), we intend to conduct Phase 3 clinical trials for pamrevlumab (FG-3019). The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

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

We may also face competition from potential new anemia therapies currently in clinical development for the treatment of anemia in CKD patients, including those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors, may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. Akebia is currently conducting two Phase 3 studies in non-dialysis dependent CKD patients primarily in the U.S., one started in December 2015 and the other started in February 2016, and has reached agreement with the FDA regarding its phase 3 program in dialysis dependent CKD. GSK and Bayer are currently in Phase 2 development globally, and GSK has initiated a Phase 3 study in NDD and peritoneal dialysis subjects in Japan.  Japan Tobacco is in Phase 2b in Japan. Some of these product candidates may enter the market prior to roxadustat. There may be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized. In addition, there are other companies developing biologic therapies for treatment of other anemia indications that we may also seek to pursue in the future, including myelodysplastic syndromes, for which we have submitted a Clinical Trial Application in China in the first half of 2016 and may pursue in broader markets.

The introduction of biosimilar ESAs into the market in the U.S. may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in dialysis patients under the end stage renal disease bundle. The patents for epoetin alfa, a version of EPOGEN, expired in 2004 in the European Union (“EU”), and the final material patents expired in May 2015 in the U.S. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development or regulatory review, including Retacrit™ (epoetin alfa) that is being marketed by Pfizer in Europe and for which Pfizer has said it plans to resubmit a BLA for after receiving a complete response letter from the FDA denying approval of its BLA in October 2015, as well as Binocrit® (epoetin alfa) being marketed in Europe by Sandoz (Novartis ) and in Phase 3 development in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively, provide dialysis care to approximately 70% of the U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita’s contract with Amgen that began in January 2012 includes an exclusive relationship through 2018. Fresenius’ contract with Amgen is non-exclusive and expired in 2015. Fresenius is now administering Mircera® in a significant portion of its U.S. dialysis patients since Mircera was made available by Galenica. Successful penetration of this market may require AstraZeneca to reach a significant agreement with Fresenius or DaVita, the two largest dialysis clinics in the U.S., on favorable terms and on a timely basis.

If pamrevlumab (FG-3019) is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Bristol-Myers Squibb’s BMS-986020 and Biogen-Idec’s STX-100.

If pamrevlumab (FG-3019) is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for pamrevlumab (FG-3019) would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation, Merrimack Pharmaceuticals, Inc., Momenta Pharmaceuticals Inc., Gilead Sciences Inc., and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane ® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade. On October 22, 2015, Merrimack Pharmaceuticals Inc., announced that it had received FDA approval for the use of ONIVYDE (irinotecan liposome injection) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy.

If pamrevlumab (FG-3019) is approved and launched commercially to treat DMD, pamrevlumab (FG-3019) may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. Sarepta, has entered clinical development with therapeutics based on exon-skipping technology which seeks to help patients produce functioning forms of the dystrophin protein. There are multiple distinct mutations of the dystrophin gene that cause DMD and each exon skipping therapy targets only one specific mutation, treating only a subset of DMD patients. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene. PTC Therapeutics’ product ataluren (TranslarnaTM) received conditional approval in Europe in 2014 and a Refuse to File letter from the FDA in March 2016. Translarna targets a different set of DMD patients from those being targeted Sarepta’s existing exon-skipping therapeutic candidates; however it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab (FG-3019) and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. Santhera Pharmaceuticals, for example, recently reported positive Phase 3 data with its drug idebenone (Raxone®/Catena®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously the company had expected this additional trial to be confirmatory rather than necessary for submission.  Separately, the EMEA has accepted Santhera’s filing for Raxone in DMD patients.  Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin. Summit has completed a Phase 1b trial and started a Phase 2 study in the United Kingdom. Tivorsan is conducting preclinical work on their compound.

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

The success of any or all of these potential competitive products may negatively impact the development and potential for success of pamrevlumab (FG-3019). In addition, any competitive products that are on the market or in development may compete with pamrevlumab (FG-3019) for patient recruitment and enrollment for clinical trials or may force us to change our clinical trial comparators, whether placebo or active, in order to compare pamrevlumab (FG-3019) against another drug, which may be the new standard of care.

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

Even if we obtain marketing approval for roxadustat, pamrevlumab (FG-3019) or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third party payors, patients and others in the health care community. Market acceptance of any approved product depends on a number of other factors, including:

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

As our product candidates progress toward commercialization, we or our collaboration partners may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates including roxadustat or pamrevlumab (FG-3019). Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

We intend, if necessary, to vigorously enforce our intellectual property in order to protect the proprietary position of our product candidates, including roxadustat and pamrevlumab (FG-3019). Active efforts to enforce our patents may include litigation, administrative proceedings, or both, depending on the potential benefits that might be available from those actions and the costs associated with undertaking those efforts against third parties. We carefully review and monitor publicly available information regarding products that may be competitive with our product candidates and assert our intellectual property rights where appropriate. We previously prevailed in an administrative challenge initiated by a major biopharmaceutical company regarding our intellectual property rights, maintaining our intellectual property in all relevant scope, and will continue to protect and enforce our intellectual property rights. Moreover, third parties may continue to initiate new proceedings in the U.S. and foreign jurisdictions to challenge our patents from time to time.

We may consider administrative proceedings and other means for challenging third party patents and patent applications. Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed. Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees. For example, on December 5, 2013, Akebia filed an opposition to our European Patent No. 1463823 (“’823 patent”), with the European Patent Office, and Akebia and other third parties may initiate or pursue similar proceedings with the European Patent Office or other corresponding foreign jurisdictions. The granted claims of the ’823 patent encompass the use of roxadustat for the treatment of anemia. In March 2016, the opposition division of the European Patent Office decided against FibroGen, revoking the patent as granted. FibroGen has appealed this decision, and the ’823 patent is currently valid and enforceable pending resolution on appeal. While we believe we will be successful on appeal, and while loss of the ’823 patent would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia, the ultimate outcome of the proceeding remains uncertain and ultimate resolution may take an additional 4 to 5 years and result in substantial costs to us. In addition, on June 30, 2016, GlaxoSmithKline LLC filed with the U.S. Patent and Trademark Office petitions for inter partes review of certain FibroGen patents (U.S. Patent Nos. 8,466,172; 8,614,204; 8,629,131; 8,604,012; 8,609,646; and 8,604,013).  Inter partes review is a process through which a third party can challenge the validity of an issued U.S. patent. While we believe our patents will withstand challenge and be maintained in all relevant part, the outcome of such proceedings is unpredictable. However, even in the case that these patents are revoked in their entirety, FibroGen will retain exclusivity and freedom-to-operate for roxadustat.

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

The existence of counterfeit pharmaceutical products in pharmaceutical markets may compromise our brand and reputation and have a material adverse effect on our business, operations and prospects.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab (FG-3019), nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will ever obtain regulatory approval.

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

We are planning on using our own manufacturing facility in China to produce roxadustat drug product, and possibly API, and FG-5200 for corneal implants. As an organization, we have limited experience in the construction, licensure, or operation of a manufacturing plant, and, accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.

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

For example, prior to enrolling our Phase 3 studies, the Ministry of Science and Technology established a new approval process to obtain routine blood and urine samples that contain genetic information. Our Phase 3 CKD clinical trial sites have received such approval, but applications are reviewed only on a quarterly basis, thus new studies or work at additional clinical trial sites could be delayed until they receive such approval.

In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. We may be required to move our API manufacturing to another facility that we must build outside of Beijing, which could adversely affect the cost or, potentially, the timeline of our commercial manufacturing plan and timing of our commercialization in China. However, in May 2016, China announced implementation of a three-year pilot program for the Marketing Authorization Holder System (“MAH”) in certain piloted regions.  We are considering applying to participate in this program, and if accepted, we may be able to outsource drug product or API manufacturing to third parties while retaining the manufacturing license.

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

We plan to conduct all of our business in China through FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2016, approximately $9.0 million of our cash and cash equivalents is held in China.

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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.*

The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the EU, commonly referred to as “Brexit”. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the United Kingdom and the EU. The effects of the United Kingdom’s withdrawal from the EU, and the perceptions as to its impact,  are expected to be far-reaching and may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets, including foreign exchange markets. The United Kingdom’s withdrawal from the EU could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the EU and could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate, including laws that could impact our ability, or our collaborator’s ability in the case of roxadustat, to obtain approval of our products or sell our products in the United Kingdom. However, the full effects of such withdrawal are uncertain and will depend on any agreements the United Kingdom may make to retain access to EU markets. Lastly, as a result of the United Kingdom’s withdrawal from the EU, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by the United Kingdom’s withdrawal from the EU is uncertain.

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

We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.*

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. Any such successful attacks could result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our data storage facilities, enterprise financial systems or manufacturing resource planning and enterprise quality systems, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate protection in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies and biotechnology and life science companies stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

•	results of clinical trials of our product candidates, including roxadustat and pamrevlumab (FG-3019);
•	the timing of the release of results of and regulatory updates regarding our clinical trials;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	results of clinical trials of our competitors’ products;
•	safety issues with respect to our product candidates or our competitors’ products;
•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of July 31, 2016, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 25.40% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of July 31, 2016. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

FibroGen, Inc.

Dated: August 8, 2016	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of February 20, 1998.	S-1	333-199069	4.3	10/01/2014

4.4	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of June 3, 1999.	S-1	333-199069	4.6	10/01/2014

4.5	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.6	Warrant to Purchase 4,000 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of June 3, 1999.	S-1	333-199069	4.10	10/01/2014

4.7	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.8	Warrant to Purchase 2,769 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of February 8, 2000.	S-1	333-199069	4.13	10/01/2014

4.9	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.10	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

4.11	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1	Incentive Compensation Plan, effective as of June 8, 2016	8-K	001-36740	10.1	6/10/2016

10.26(xxv)*†	Amendment No. 22 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of April 14, 2016.	—	—	—	—

10.26(xxvi)*†	Amendment No. 24 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, retroactively effective as of September 15, 2015.	—	—	—	—

10.26(xxvii)*†	Amendment No. 25 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, retroactively effective as of October 15, 2015.	—	—	—	—

10.26(xxviii)*†	Amendment No. 26 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of June 30, 2016.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith.
†	Confidential Treatment Requested