Form 10-Q
period 2016-09-30
FIBROGEN INC
filed 2016-11-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock outstanding as of October 31, 2016 was 63,160,110.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$198,283	$153,324
Short-term investments	43,522	27,847
Accounts receivable ($4,816 and $4,455 from a related party)	7,692	15,405
Prepaid expenses and other current assets	3,965	3,988
Total current assets	253,462	200,564

Restricted cash	7,254	7,254
Long-term investments	98,730	131,720
Property and equipment, net	124,774	129,020
Other assets	1,993	2,016
Total assets	$486,213	$470,574

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$2,039	$6,521
Accrued liabilities ($1,843 and $2,045 to related parties)	51,748	47,932
Deferred revenue	7,957	12,728
Total current liabilities	61,744	67,181

Long-term portion of lease financing obligations	97,377	97,042
Product development obligations	15,744	15,085
Deferred rent	4,339	4,702
Deferred revenue, net of current	104,636	85,132
Other long-term liabilities	4,757	4,607
Total liabilities	288,597	273,749

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2016 and December 31, 2015; 63,075 and 61,985 shares issued and outstanding at September 30, 2016 and December 31, 2015	631	620
Additional paid-in capital	614,787	586,647
Accumulated other comprehensive loss	(1,333)	(1,651)
Accumulated deficit	(435,740)	(408,062)
Total stockholders’ equity	178,345	177,554
Non-controlling interests	19,271	19,271
Total equity	197,616	196,825
Total liabilities, stockholders’ equity and non-controlling interests	$486,213	$470,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
License and milestone revenue (includes $4,370, $5,120, $20,727 and $14,672 from a related party)	$20,867	$13,045	$113,802	$131,430
Collaboration services and other revenue (includes $436, $868, $1,114 and $2,221 from a related party)	9,235	6,493	33,863	24,956
Total revenue	30,102	19,538	147,665	156,386

Operating expenses:
Research and development	40,558	52,071	136,599	154,165
General and administrative	11,646	11,237	33,440	31,399
Total operating expenses	52,204	63,308	170,039	185,564
Loss from operations	(22,102)	(43,770)	(22,374)	(29,178)

Interest and other, net
Interest expense	(2,760)	(2,758)	(7,975)	(8,278)
Interest income and other, net	866	1,458	2,411	3,008
Total interest and other, net	(1,894)	(1,300)	(5,564)	(5,270)

Loss before income taxes	(23,996)	(45,070)	(27,938)	(34,448)
Provision for (benefit from) income taxes	158	28	(260)	(38)
Net loss	$(24,154)	$(45,098)	$(27,678)	$(34,410)

Net loss per share - basic and diluted	$(0.38)	$(0.74)	$(0.44)	$(0.57)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	62,858	60,767	62,543	59,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(24,154)	$(45,098)	$(27,678)	$(34,410)
Other comprehensive income (loss):
Foreign currency translation adjustments	(184)	(1,000)	(446)	1,213
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(144)	191	745	534
Reclassification from accumulated other comprehensive loss	19	(182)	19	(212)
Net change in unrealized gain (loss) on available-for-sale investments	(125)	9	764	322
Other comprehensive income (loss), net of taxes	(309)	(991)	318	1,535
Comprehensive loss	$(24,463)	$(46,089)	$(27,360)	$(32,875)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(27,678)	$(34,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,520	4,218
Amortization of premium on investments	2,080	2,292
Unrealized foreign exchange gain on short-term investments	(436)	—
Loss on disposal of property and equipment	—	100
Stock-based compensation	24,256	20,232
Tax benefit on unrealized gain on available-for-sale securities	(371)	(66)
Realized gain on sales of available-for-sale securities	(37)	(89)
Changes in operating assets and liabilities:
Accounts receivable	7,713	6,080
Prepaid expenses and other current assets	23	1,289
Other assets	23	(243)
Accounts payable	(4,482)	(317)
Accrued liabilities	4,231	(7,611)
Deferred revenue	14,733	28,494
Lease financing liability	690	474
Other long-term liabilities	388	289
Net cash provided by operating activities	25,653	20,732

Investing activities
Purchases of property and equipment	(1,106)	(1,668)
Purchases of available-for-sale securities	(72)	(16,683)
Proceeds from sales of available-for-sale securities	4,298	10,154
Proceeds from maturities of available-for-sale securities	12,617	14,035
Net cash provided by investing activities	15,737	5,838

Financing activities
Repayments of lease liability	(302)	(302)
Cash paid for payroll taxes on restricted stock unit releases	(2,242)	—
Proceeds from issuance of common stock	6,137	8,523
Net cash provided by financing activities	3,593	8,221
Effect of exchange rate change on cash and cash equivalents	(24)	(62)
Net increase in cash and cash equivalents	44,959	34,729
Cash and cash equivalents at beginning of period	153,324	165,455
Cash and cash equivalents at end of period	$198,283	$200,184

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

For the three months ended September 30, 2016, the Company recorded an out-of-period adjustment of $2.2 million as a reversal of operating expenses, related to an overstatement of its operating expenses for the three and six months ended June 30, 2016. The out-of-period adjustment is immaterial to the previously filed financial statements and the current period financial statements as presented.  The out-of-period adjustment had no impact to the financial statements for the nine months ended September 30, 2016.

In addition, the Company has revised its condensed consolidated financial statements for the period ended September 30, 2015 to correct a misclassification that was identified during the fourth quarter of 2015. Specifically, the Company has reclassified $8.5 million from cash and cash equivalents to short-term investments on its condensed consolidated balance sheet as of September 30, 2015 (not presented herein).  Accordingly, in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2015, the Company has corrected the associated overstatement of $8.5 million in its net cash provided by investing activities. This revision represents an error that was not deemed material, individually or in aggregate, based on the Company's assessment of qualitative and quantitative factors, to the previously filed condensed consolidated financial statements for the period ended September 30, 2015.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In our opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. This guidance is effective for the annual period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”), which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition, to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The effective date and transition requirements for ASU 2016-10, ASU 2016-11 and ASU 2016-12 are same as those for ASU 2014-09 (as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015), i.e. for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. The Company does not anticipate an early adoption, and is currently evaluating the impact on its consolidated financial statements upon the adoption of these ASUs, and has not selected a transition method.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”), for which the Company has submitted a Clinical Trial Application in China in the first half of 2016 and an Investigational New Drug application (“NDA”) to the U.S. Food and Drug Administration in the fourth quarter of 2016. As a result, for revenue recognition purposes, during the third quarter of 2016, the Company extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS. This extension resulted in a higher portion of deferred revenue which remained as non-current as of September 30, 2016, as compared to December 31, 2015, with an additional $7.1 million of deferred revenue being classified as non-current as of September 30, 2016.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2016	2015	2016	2015
Japan	License	$3,041	$414	$3,159	$942
	Milestones	—	—	10,000	—
	Total license and milestone revenue	3,041	$414	$13,159	$942
	Collaboration services revenue*	144	$57	$151	$157

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2016	Deferred Revenue at September 30, 2016	Total Consideration Through September 30, 2016
License	$45,403	$—	$45,403
When and if available compounds	20	26	46
Manufacturing--clinical supplies	2,108	—	2,108
Committee services	20	—	20
Total license and collaboration services revenue	$47,551	$26	$47,577

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2016	2015	2016	2015
Europe	License	$1,330	$4,706	$7,568	$13,730
	Milestones	—	—	—	—
	Total license and milestone revenue	1,330	4,706	7,568	13,730
	Collaboration services revenue*	$292	$812	$963	$2,065

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2016	Deferred Revenue at September 30, 2016	Total Consideration Through September 30, 2016
License	$409,012	$—	$409,012
When and if available compounds	362	417	779
Manufacturing--clinical supplies	9,797	—	9,797
Development services--in progress	32,770	—	32,770
Committee services	283	—	283
Total license and collaboration services revenue	$452,224	$417	$452,641

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2016	2015	2016	2015
U.S. / RoW and China	License	$16,496	$7,925	$93,075	$101,758
	Milestones	—	—	—	15,000
	Total license and milestone revenue	16,496	7,925	93,075	116,758
	Collaboration services revenue*	8,784	5,614	32,723	22,694
	China single unit of accounting**	$—	$—	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2016	Deferred Revenue at September 30, 2016	Total Consideration Through September 30, 2016
License	$382,842	$—	$382,842
Co-development, information sharing & committee services	82,759	33,638	116,397
Manufacturing--clinical supplies	358	40	398
China-single unit of accounting	—	78,472	78,472
Total license and collaboration services revenue	$465,959	$112,150	$578,109

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$118,831	$—	$118,831
Bond and mutual funds	23,201	—	—	23,201
Equity investments	220	—	—	220
Money market funds	105,663	—	—	105,663
Total	$129,084	$118,831	$—	$247,915

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,103	$—	$126,103
Bond and mutual funds	25,052	—	—	25,052
Equity investments	197	—	—	197
Money market funds	77,639	—	—	77,639
Certificate of deposits	—	8,215	—	8,215
Total	$102,888	$134,318	$—	$237,206

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,833	$97,833

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,445	$97,445

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Cash	$92,620	$75,685
Money market funds	105,663	77,639
Total cash and cash equivalents	$198,283	$153,324

At September 30, 2016, a total of $25.0 million of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$118,291	$547	$(7)	$118,831
Bond and mutual funds	23,049	152	—	23,201
Equity investments	125	95	—	220
Total investments	$141,465	$794	$(7)	$142,252

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,522	$54	$(473)	$126,103
Certificate of deposits	8,217	—	(2)	8,215
Bond and mutual funds	25,052	—	—	25,052
Equity investments	126	71	—	197
Total investments	$159,917	$125	$(475)	$159,567

At September 30, 2016, all of the available-for-sale investments had contractual maturities within three years. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Preclinical and clinical trial accruals	$30,746	$27,973
Payroll and related accruals	12,304	13,535
Professional services	1,730	1,662
Other	6,968	4,762
Total accrued liabilities	$51,748	$47,932

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$5,074	$4,105	$14,629	$12,761
General and administrative	3,438	2,739	9,627	7,471
Total stock-based compensation expense	$8,512	$6,844	$24,256	$20,232

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Options
Expected term (in years)	5.3	5.2	5.3	5.2
Expected volatility	73%	70%	70%	70%
Risk-free interest rate	1.2	1.7	1.4	1.7
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$10.73	$13.47	$11.46	$16.21

ESPPs
Expected term (in years)	0.5 - 2.0	0.4 - 2.0	0.5 - 2.0	0.4 - 2.0
Expected volatility	63.7 - 80.7%	58.5 - 69.0%	61.9 - 80.7%	58.5 - 69.0%
Risk-free interest rate	0.4 - 0.9%	0.1 - 0.6%	0.2 - 0.9%	0.1 - 0.6%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$9.04	$12.97	$10.27	$13.10

6.	Income Taxes

The provision for income taxes for the three months ended September 30, 2016 was due to the discrete tax effect arising from an unrealized loss in other comprehensive income (loss) related to available-for-sale securities, and foreign taxes. The benefit from income taxes for the nine months ended September 30, 2016 was due to the discrete tax effect arising from cumulative unrealized gains in other comprehensive income (loss) related to available-for-sale securities, partially offset by foreign taxes.

The provision for income taxes for the three months ended September 30, 2015 was due to foreign withholding taxes. The benefit from income taxes for the nine months ended September 30, 2015 was due to the discrete tax effect arising from cumulative unrealized gains in other comprehensive income (loss) related to available-for-sale securities, partially offset by foreign withholding taxes.

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

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.8 million and $6.0 million during the three months ended September 30, 2016 and 2015, respectively, and of $21.8 million and $16.9 million during the nine months ended September 30, 2016 and 2015, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $1.8 million and $3.4 million during the three months ended September 30, 2016 and 2015, respectively, and of $4.8 million and $7.8 million during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, accounts receivable from Astellas were $4.8 million and $4.5 million, respectively, and amounts due to Astellas were $1.8 million and $2.0 million, respectively.

Julian N. Stern, a director of the Company since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. During the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Company made payments to Goodwin Procter LLP of less than $0.1 million in each period. As of September 30, 2016 and December 31, 2015, the balance of accrued liability for Goodwin Proctor LLP was immaterial.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
Result of Operations
Revenue	$30,102	$19,538	$147,665	$156,386
Operating expenses	$52,204	$63,308	$170,039	$185,564
Net loss	$(24,154)	$(45,098)	$(27,678)	$(34,410)
Net loss per share - basic and diluted	$(0.38)	$(0.74)	$(0.44)	$(0.57)

			September 30, 2016	December 31, 2015
			(in thousands)
Balance Sheet
Cash and cash equivalents			$198,283	$153,324
Short-term and long-term investments			$142,252	$159,567
Accounts receivable			$7,692	$15,405

Our revenue for the three months ended September 30, 2016 increased compared to the same period a year ago primarily due to the fact that we had reached the cap with AstraZeneca AB (“AstraZeneca”) during the fourth quarter of 2015 on our initial funding obligations. Therefore during the three months ended September 30, 2016, we billed 100% of our development costs, as compared to only 50% in the prior year period before the cap was reached, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China.

Our revenue for the nine months ended September 30, 2016 decreased compared to the same period a year ago primarily due to an upfront payment of $62.0 million received under our collaboration agreements with AstraZeneca and a $10.0 million development milestone revenue recorded under our collaboration agreements with Astellas Pharma Inc. (“Astellas”) during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received under our collaboration agreements with AstraZeneca during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues. The decreases were partially offset by the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations as discussed above. Therefore during the nine months ended September 30, 2016, we billed 100% of our development costs, as compared to only 50% in the prior year period.

Operating expenses decreased for the three months ended September 30, 2016 compared to the same period a year ago primarily due to lower research and development outside services expense, as we had reached the cap with AstraZeneca during the fourth quarter of 2015 as discussed above, therefore we no longer reimbursed the 50% portion of AstraZeneca’s development costs. The decrease was also due to the impact of a $2.2 million out-of-period adjustment as a reversal of operating expenses, related to an overstatement of our operating expenses for the three months ended June 30, 2016. The decreases were partially offset by higher clinical trial expenses related to roxadustat, and higher stock-based compensation and employee-related expenses.

Operating expenses decreased for the nine months ended September 30, 2016 compared to the same period a year ago primarily due to lower research and development outside services expense, as we had reached the cap with AstraZeneca during the fourth quarter of 2015 as discussed above, therefore we no longer reimbursed the 50% portion of AstraZeneca’s development costs. The decrease was partially offset by higher clinical trial expenses related to roxadustat, higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, and higher stock-based compensation and employee-related expenses.

During the three months ended September 30, 2016, we had a net loss of $24.2 million, or net loss per basic and diluted share of $0.38, as compared to a net loss of $45.1 million, or net loss per basic and diluted share of $0.74 for the same period a year ago, due to an increase in revenue and a decrease in operating expenses.

During the nine months ended September 30, 2016, we had a net loss of $27.7 million, or net loss per basic and diluted share of $0.44, as compared to a net loss of $34.4 million, or net loss per basic and diluted share of $0.57 for the same period a year ago, due to a decrease in operating expenses, partially offset by a decrease in revenue.

Cash, cash equivalents, investments and accounts receivable, excluding restricted cash, totaled $348.2 million at September 30, 2016, an increase of $19.9 million from December 31, 2015, primarily due to cash provided by operations and investing activities.

Programs

We continued to make progress in the development of our lead clinical programs this quarter.

Roxadustat, the first HIF-PH inhibitor to enter Phase 3 clinical development, acts by stimulating the natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas and AstraZeneca, continue to advance roxadustat through our global Phase 3 development program for the treatment of anemia in both dialysis-dependent chronic kidney disease (“CKD”) patients and CKD patients who are not dialysis-dependent. There are a total of 15 Phase 3 studies, with programs supporting independent regulatory approvals in the U.S., Europe, Japan, and China.

For our U.S. and European programs, we have completed initial target enrollment for all three FibroGen-sponsored Phase 3 studies and we continue to enroll patients in the non-dialysis and incident dialysis studies in support of overall enrollment goals among the partners. We anticipate filing a New Drug Application (“NDA”) for roxadustat in the U.S. in 2018.

Through our subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), we completed enrollment in our China Phase 3 studies of roxadustat for the treatment of anemia in CKD dialysis and non-dialysis patients. We are initiating the new drug application process in 2016, and expect to finalize the submission in the second or third quarter of 2017.

We expect to report topline data from our China Phase 3 studies in early 2017.  Additionally, data from the 52-week safety assessment are expected to be available in the second quarter of 2017.

In Japan, our partner Astellas continues to enroll patients in Phase 3 studies of roxadustat for the treatment of anemia in CKD. Results from the Japan Phase 2 study in CKD non-dialysis-dependent patients will be presented at the American Society of Nephrology’s Kidney Week in November 2016.

The China Food and Drug Administration (“CFDA”) is reviewing our clinical trial application to evaluate roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”). In the U.S., we recently filed an Investigational New Drug application with the U.S. Food and Drug Administration (“FDA”) for a Phase 3 trial to evaluate the safety and efficacy of roxadustat in anemia associated with MDS.

Pamrevlumab (FG-3019) is our fully human monoclonal antibody that inhibits the activity of connective tissue growth factor, a critical common element in the progression of fibrosis and associated serious diseases. We have completed enrollment of the placebo-controlled portion of our ongoing Phase 2, randomized, double-blind study (067) to evaluate the safety and efficacy of pamrevlumab in idiopathic pulmonary fibrosis (“IPF”) patients with mild-to-moderate disease. We also continue to enroll patients in a sub-study targeting up to 60 patients to test pamrevlumab in combination with approved therapies. This sub-study will provide safety data needed for future pivotal combination trials. We expect to complete enrollment in the sub-study by year-end 2016, and to report topline data from the entire study in mid-2017.

We presented data from our open-label Phase 2 IPF extension study (049) at the International Colloquium on Lung and Airway Fibrosis, reporting that no safety issues were observed during prolonged treatment with pamrevlumab. Some of the 37 patients who were initially enrolled in the extension study have now been treated with pamrevlumab for up to five years. Trends regarding improved or stable pulmonary function and stable fibrosis observed during the initial one-year study were also observed in the extension study.

We continue to enroll an open-label, randomized Phase 2 trial in approximately 42 previously untreated pancreatic cancer patients to evaluate safety and the proportion of subjects receiving pamrevlumab, in combination with gemcitabine and nab-paclitaxel, that convert from stage 3 inoperable cancer to resectable, or operable, cancer. We expect to report on additional data early next year.

We continue to enroll patients in an open-label trial of pamrevlumab in approximately 22 non-ambulatory patients with DMD. The primary endpoint is change in pulmonary function compared to each subject’s historical decline in lung function. Other endpoints include assessments of cardiac fibrosis and function assessed by magnetic resonance imaging (“MRI”), arm muscle fibrosis and fat assessed by MRI, and upper body strength.

Intellectual Property Update

On September 30, 2016, GlaxoSmithKline LLC filed with the U.S. Patent and Trademark Office petitions for inter partes review of certain FibroGen patents (U.S. Patent Nos. 8,466,172; 8,614,204; 8,629,131; 8,604,012; 8,609,646; and 8,604,013).  Inter partes review is a process through which a third party can challenge the validity of an issued U.S. patent.  While we believe our patents will withstand challenge and be maintained in all relevant part, the outcome of such proceedings is unpredictable.  However, even in the case that these patents are narrowed in scope or revoked in their entirety, these actions do not challenge FibroGen’s exclusivity or freedom-to-operate for roxadustat.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, the Company recognized $10.0 million revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through September 30, 2016 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of September 30, 2016, Astellas had separate investment of $80.5 million in the equity of FibroGen, Inc.

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

Now that we have reached the $116.5 million cap on our initial funding obligations (during which time we shared 50% of the joint initial development costs), all future development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China will be paid by Astellas and AstraZeneca.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million time based development milestone. The aggregate amount of such consideration received through September 30, 2016 totals $417.2 million. During the second quarter of 2015, we received an upfront payment of $120.0 million and a development milestone payment of $15.0 million under the U.S./RoW Agreement. The development milestone payment resulted from the finalization of our two audited pre-clinical carcinogenicity study reports.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”), for which we have submitted a Clinical Trial Application in China in the first half of 2016 and an Investigational New Drug application (“NDA”) to the U.S. Food and Drug Administration in the fourth quarter of 2016. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS. This extension resulted in a higher portion of deferred revenue which remained as non-current as of September 30, 2016, as compared to December 31, 2015, with an additional $7.1 million of deferred revenue being classified as non-current as of September 30, 2016.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2016 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through September 30, 2016	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	417,200	1,208,500	1,625,700
Total revenue	$889,793	$1,653,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$20,867	$13,045	$7,822	60%	$113,802	$131,430	$(17,628)	(13)%
Collaboration services and other revenue	9,235	6,493	2,742	42	33,863	24,956	8,907	36%
Total revenue	$30,102	$19,538	$10,564	54%	$147,665	$156,386	$(8,721)	(6)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 69% and 67% of total revenue for the three months ended September 30, 2016 and 2015, respectively, and 77% and 84% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 89 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the periods presented. Collaboration services and other revenues represented 31% and 33% of total revenue for the three months ended September 30, 2016 and 2015, respectively, and 23% and 16% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

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

Total revenue increased $10.6 million, or 54% for the three months ended September 30, 2016, and decreased $8.7 million, or 6% for the nine months ended September 30, 2016, compared to the same periods a year ago for the reasons discussed in the sections below.

License and Milestone Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$4,371	$5,120	$(749)	(15)%	$20,727	$14,672	$6,055	41%
AstraZeneca	16,496	7,925	8,571	108	93,075	116,758	(23,683)	(20)%
Total license and milestone revenue	$20,867	$13,045	$7,822	60%	$113,802	$131,430	$(17,628)	(13)%

License and milestone revenue increased $7.8 million, or 60% for the three months ended September 30, 2016, compared to the same period a year ago due to an increase in the license and milestone revenue recognized under our collaboration agreements with AstraZeneca, partially offset by a decrease in the license and milestone revenue recognized under our collaboration agreements with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca increased for the three month period due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations, therefore during the third quarter of 2016, we billed 100% of our development costs development costs as compared to only 50% in the prior year period before the cap was reached,, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. The increases were partially offset by an upfront payment of $62.0 million received during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues.

License and milestone revenue recognized under our collaboration agreements with Astellas decreased for the three month period due to a decrease in reimbursable co-development costs allocated to license and milestone revenues.

License and milestone revenue decreased $17.6 million, or 13% for the nine months ended September 30, 2016, compared to the same period a year ago due to a decrease in the license and milestone revenue recognized under our collaboration agreements with AstraZeneca, partially offset by an increase in the license and milestone revenue recognized under our collaboration agreements with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased for the nine month period due to an upfront payment of $62.0 million received during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues. The decreases were partially offset by the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations as discussed above. Therefore during the nine months ended September 30, 2016, we billed 100% of the our development costs , as compared to only 50% in the prior year period, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China.

License and milestone revenue recognized under our collaboration agreements with Astellas increased for the nine month period primarily due to a $10.0 million of development milestone revenue recorded during the second quarter of 2016, partially offset by a decrease in reimbursable co-development costs allocated to license and milestone revenues.

Collaboration Services and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$436	$869	$(433)	(50)%	$1,114	$2,222	$(1,108)	(50)%
AstraZeneca	8,784	5,614	3,170	56	32,723	22,694	10,029	44%
Total collaboration services revenue	$9,220	$6,483	$2,737	42%	$33,837	$24,916	$8,921	36%
Other revenue	15	10	5	50%	26	40	(14)	(35)%
Total collaboration services and other revenue	$9,235	$6,493	$2,742	42%	$33,863	$24,956	$8,907	36%

Collaboration services and other revenue increased $2.7 million, or 42%, for the three months ended September 30, 2016, and increased $8.9 million, or 36% for the nine months ended September 30, 2016, compared to the same periods a year ago due to an increase in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca, partially offset by a decrease in the collaboration services revenue recognized under our collaboration agreements with Astellas.

Collaboration services revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations. Therefore during the three and nine months ended September 30, 2016, we billed 100% of our development costs , as compared to only 50% in the prior year periods, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. This increase was partially offset by a decrease in reimbursable co-development costs allocated to collaboration services revenues, as well as the decrease in collaboration services revenue recognized under our collaboration agreements with AstraZeneca resulting from the allocation of the upfront payment of $62.0 million during the second quarter of 2016, as compared to from the allocation of the upfront payment of $120.0 million during the prior year period.

Collaboration services revenue recognized under our collaboration agreements with Astellas decreased due to a decrease in reimbursable co-development costs allocated to collaboration services.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Operating expenses
Research and development	$40,558	$52,071	$(11,513)	(22)%	$136,599	$154,165	$(17,566)	(11)%
General and administrative	$11,646	$11,237	409	4%	33,440	31,399	2,041	7%
Total operating expenses	$52,204	$63,308	$(11,104)	(18)%	$170,039	$185,564	$(15,525)	(8)%

Research and Development Expenses

Research and development expenses consist of third party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$30,880	$39,083	$94,953	$111,476
Pamrevlumab	Phase 2	5,206	7,297	26,898	23,004
FG-6874	Phase 1	-	183	123	1,157
FG-5200	Preclinical	1,040	1,247	3,602	3,908
Other research and development expenses		3,432	4,261	11,023	14,620
Total research and development expenses		$40,558	$52,071	$136,599	$154,165

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

Research and development expenses decreased $11.5 million, or 22%, for the three months ended September 30, 2016, compared to the same period a year ago. The decrease was primarily due to decreases in outside services of $12.6 million and drug development expenses of $2.7 million. The decreases were partially offset by increases in clinical trial costs of $1.9 million, employee-related costs of $0.7 million and stock-based compensation of $1.0 million. Outside services costs decreased primarily due to the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations, therefore during the third quarter of 2016, we no longer reimbursed the 50% portion of AstraZeneca’s development costs, for roxadustat in the U.S., Europe, Japan and all other markets outside of China. Drug development expenses decreased primarily due to the impact of a $2.2 million out-of-period adjustment as a reversal of operating expenses, related to an overstatement of our operating expenses for the three months ended June 30, 2016,. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and the ongoing Phase 2 trials for pamrevlumab. Employee-related costs increased as a result of higher headcount. Stock-based compensation increased due to cumulative impact of stock option grant activities.

Research and development expenses decreased $17.6 million, or 11%, for the nine months ended September 30, 2016, compared to the same period a year ago. The decrease was primarily due to a decrease in outside services of $32.2 million partially offset by increases in clinical trial costs of $6.8 million, employee-related costs of $3.2 million, drug development expenses of $2.9 million and stock-based compensation of $1.9 million. Outside services costs decreased primarily due to the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations as discussed above, therefore during the nine months ended September 30, 2016, we no longer reimbursed the 50% portion of AstraZeneca’s development costs. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and the ongoing Phase 2 trials for pamrevlumab. Employee-related costs increased as a result of higher headcount and average compensation level. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab partially offset by lower drug storage and distribution activities related to roxadustat. Stock-based compensation increased due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of the Company’s 2014 Employee Stock Purchase Plan (“ESPP”) in November 2014.

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

General and administrative expenses increased $0.4 million, or 4%, for the three months ended September 30, 2016, compared to the same period a year ago. The increase was primarily due to increases in stock-based compensation expense of $0.7 million and outside services expenses of $0.5 million, partially offset by a decrease in other expenses of $0.6 million. Stock-based compensation expense increased primarily due to cumulative impact of stock option grant activities. Outside services expenses increased primarily due to the higher administrative consulting activities. Other expenses decreased due to a one-time penalty incurred during prior year period.

General and administrative expenses increased $2.0 million, or 7%, for the nine months ended September 30, 2016, compared to the same period a year ago. The increase was primarily due to increases in stock-based compensation expense of $2.2 million and outside services expenses of $0.7 million, partially offset by a decrease in legal fees of $0.6 million. Stock-based compensation expense increased primarily due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of ESPP in November 2014. Outside services expenses increased primarily due to the higher administrative consulting activities. Legal fees decreased due to the incremental maintenance costs associated with our intellectual property portfolio during prior year period.

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

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,760)	$(2,758)	$(2)	—%	$(7,975)	$(8,278)	$303	(4)%
Interest income and other, net	$866	$1,458	(592)	(41)%	2,411	3,008	(597)	(20)%
Total interest and other, net	$(1,894)	$(1,300)	$(594)	46%	$(5,564)	$(5,270)	$(294)	6%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense increased $0.3 million during the nine months ended September 30, 2016 as compared to the same period a year ago due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China during the second quarter of 2016.

Interest and Other Income, Net

Interest and other income, net decreased $0.6 million, or 41%, for the three months ended September 30, 2016, compared to the same period a year ago primarily due to unrealized foreign currency translation losses on our monetary assets denominated in foreign currency as a result of U.S. Dollar strengthening. Interest and other income, net decreased $0.6 million, or 20% for the nine months ended September 30, 2016, compared to the same period a year ago primarily due to unrealized foreign currency translation losses on our monetary assets denominated in foreign currency as a result of U.S. Dollar strengthening, as well as lower interest income resulting from lower average balances of investments during the nine months ended September 30, 2016.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Loss before income taxes	$(23,996)	$(45,070)	$(27,938)	$(34,448)
Provision for (benefit from) income taxes	158	28	(260)	(38)
Effective tax rate	(0.7)%	(0.1)%	0.9%	0.1%

The provision for income taxes for the three months ended September 30, 2016 was due to the discrete tax effect arising from an unrealized loss in other comprehensive income (loss) related to available-for-sale securities, and foreign taxes. The provision for income taxes for the three months ended September 30, 2015 was due to foreign withholding taxes.

The benefits from income taxes for the nine months ended September 30, 2016 and 2015 were due to the discrete tax effect arising from cumulative unrealized gains in other comprehensive income (loss) related to available-for-sale securities, partially offset by foreign taxes.

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

As of September 30, 2016, we had cash and cash equivalents of approximately $198.3 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of September 30, 2016 we had short-term and long-term investments of approximately $43.5 million and $98.7 million, respectively. As of September 30, 2016, a total of $25.0 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by:
Operating activities	$25,653	$20,732
Investing activities	15,737	5,838
Financing activities	3,593	8,221
Effect of exchange rate changes on cash and cash equivalents	(24)	(62)
Net change in cash and cash equivalents	$44,959	$34,729

Operating Activities

Net cash provided by operating activities was $25.7 million for the nine months ended September 30, 2016 and consisted primarily of net loss of $27.7 million adjusted for non-cash items of $30.0 million and a net increase in operating assets and liabilities of $23.3 million. The significant non-cash items included stock-based compensation expense of $24.3 million, depreciation expense of $4.5 million and amortization of premium on investments of $2.1 million. The significant items in the changes in operating assets and liabilities included increases resulted from deferred revenue of $14.7 million, accounts receivable of $7.7 million and accrued liabilities of $4.2 million, partially offset by a decrease resulted from accounts payable of $4.5 million. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments.

Net cash provided by operating activities was $20.7 million for the nine months ended September 30, 2015 and consisted primarily of net loss of $34.4 million adjusted for non-cash items of $26.7 million and a net increase in operating assets and liabilities of $28.5 million. The significant non-cash items included stock-based compensation expense of $20.2 million, depreciation expense of $4.2 million and amortization of the premium on investments of $2.3 million. The significant items in the change in operating assets and liabilities included increases resulted from deferred revenue of $28.5 million, accounts receivable of $6.1 million and prepaid expenses and other current assets of $1.3 million, partially offset by a decrease resulted from accrued liabilities of $7.6 million. The change in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in prepaid expenses and other current assets were related to the timing of payments. The change in accrued liabilities was driven by clinical trial activity related to upcoming Phase 3 trials for roxadustat and the timing of payments.

Investing Activities

Investing activities primarily consist of purchases of fixed assets, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $15.7 million for the nine months ended September 30, 2016 and consisted of proceeds from maturities of available-for-sale securities of $12.6 million and sales of available-for-sale securities of $4.3 million, partially offset by cash used in purchases of fixed assets of $1.1 million.

Net cash provided by investing activities was $5.8 million for the nine months ended September 30, 2015 and consisted of proceeds from maturities of available-for-sale securities of $14.0 million and sales of available-for-sale securities of $10.2 million, partially offset by cash used in purchases of available-for-sale securities of $16.7 million and purchases of fixed assets of $1.7 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liability.

Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2016 and consisted of $6.1 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $2.2 million of cash paid for payroll taxes on restricted stock unit releases and $0.3 million of repayments on our lease liability.

Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2015 and consisted of $8.5 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $0.3 million of repayments on our lease liability.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2016 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. This guidance is effective for the annual period beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”), which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, non-cash consideration, presentation of sales tax, and transition, to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The effective date and transition requirements for ASU 2016-10, ASU 2016-11 and ASU 2016-12 are same as those for ASU 2014-09 (as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015), i.e. for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate an early adoption, and are currently evaluating the impact on our consolidated financial statements upon the adoption of these ASUs, and have not selected a transition method.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab, or FG-3019, in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2015, 2014 and 2013 was approximately $85.8 million, $59.5 million and $14.9 million, respectively. As of September 30, 2016, we had an accumulated deficit of $435.7 million. As of September 30, 2016, we had capital resources consisting of cash, cash equivalents and short-term investments of $241.8 million plus $98.7 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll approximately 7,000 to 8,000 patients worldwide. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our initial public offering (“IPO”), our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress in the development of our product candidates;
•	the costs of development efforts for our product candidates, such as pamrevlumab, that are not subject to reimbursement from our collaboration partners;
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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, roxadustat, and our second compound in development, pamrevlumab.*

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

Our other lead product candidate, pamrevlumab, is currently in clinical development for IPF, pancreatic cancer, DMD, and liver fibrosis. Pamrevlumab requires substantial further development and investment. We do not have a collaboration partner for support of this compound, and, while we have promising open-label safety data and potential signals of efficacy, we would need to complete larger and more extensive controlled clinical trials to validate the results to date in order to continue further development of this product candidate. In addition, although there are many potentially promising indications beyond IPF, pancreatic cancer and liver fibrosis, we are still exploring indications for which further development of, and investment for, pamrevlumab may be appropriate. Accordingly, the costs and time to complete development and related risks are currently unknown. Moreover, pamrevlumab is a monoclonal antibody, which may require experience and expertise that we may not currently possess as well as financial resources that are potentially greater than those required for our small molecule lead compound, roxadustat.

The clinical and commercial success of roxadustat and pamrevlumab will depend on a number of factors, many of which are beyond our control, and we may be unable to complete the development or commercialization of roxadustat or pamrevlumab.*

The clinical and commercial success of roxadustat and pamrevlumab will depend on a number of factors, including the following:

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

•	the timely initiation and completion of our Phase 2 clinical trials for pamrevlumab, including in IPF, pancreatic cancer, DMD, and liver fibrosis;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;

•	the ability to successfully commercialize our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat or pamrevlumab or any of our other product candidates.

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and pamrevlumab will never receive regulatory approval in any country. Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or pamrevlumab for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer, DMD or liver fibrosis;

•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•

the determination by regulatory authorities that additional clinical trials are necessary to demonstrate the safety and efficacy of roxadustat or pamrevlumab, or that ongoing clinical trials need to be modified in design, size, conduct or implementation;

•	our product candidates may exhibit an unacceptable safety signal as they advance through clinical trials, in particular controlled Phase 3 trials;

•	the clinical research organizations (“CROs”) that conduct clinical trials on our behalf may take actions outside of our control that materially adversely impact our clinical trials;
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

Our preclinical and Phase 2 results to date for pamrevlumab may not be indicative of the results that may be obtained in larger, controlled Phase 2 clinical trials or Phase 3 clinical trials required for approval.

Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome, even if successful. We have conducted only a limited number of Phase 2 clinical trials with pamrevlumab. We have conducted an open-label Phase 2 dose escalation study of pamrevlumab for IPF in 89 patients, a Phase 2 dose finding trial of pamrevlumab combined with gemcitabine plus erlotinib in 75 patients with pancreatic cancer and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B. We cannot be sure that the results of these trials will be substantiated in double-blinded trials with larger numbers of patients, that larger trials will demonstrate the efficacy of pamrevlumab for these or other indications or that safety issues will not be uncovered in further trials. In the Phase 2 clinical trial for IPF, we used quantitative high resolution computed tomography (“HRCT”), to measure the extent of lung fibrosis. While we believe that quantitative HRCT is an accurate measure of lung fibrosis, it is a novel technology that has not yet been accepted by the FDA as a primary endpoint in pivotal clinical trials. In addition, while we believe that the animal studies that we have conducted to date suggest that pamrevlumab has the potential to arrest or reverse fibrosis and reduce tumor mass, we cannot be sure that these results will be indicative of the effects of pamrevlumab in human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab in a manner that negatively impacts the safety profile of our product candidate. If the additional Phase 2 clinical trials that we are planning for pamrevlumab do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining marketing approval for pamrevlumab in one or both of these indications.

We do not know whether our ongoing or planned Phase 3 clinical trials in roxadustat or Phase 2 clinical trials in pamrevlumab will need to be redesigned based on interim results, be able to achieve sufficient enrollment or be completed on schedule, if at all.

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Our Development Program for Roxadustat” and “Business — FG-3019 for the Treatment of Fibrosis and Cancer” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the adverse events and SAEs that have emerged in clinical trials of roxadustat and pamrevlumab.

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

If we or third party manufacturers on which we rely cannot manufacture sufficient quantities of our product candidates, or at sufficient quality, we may experience delays in development, regulatory approval, launch or commercialization.*

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and at commercial scale. We have not yet entered into any commercial supply agreements with third-party manufacturers. We have limited experience manufacturing, or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting or coordinating forecasting supply for launch or commercialization, which is a complex process involving both our third-party manufacturers and our collaboration partners.  We may not be able to sufficiently forecast supplies for commercial launch, or do so in a timely manner and our efforts to establish these manufacturing capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP.

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and there are long lead times required to manufacture and scale-up the manufacture of additional supply. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

Our clinical trials must be conducted with product produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We and even an experienced third party manufacturer may encounter difficulties in production, which difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	supply chain issues, including the timely availability and shelf life requirements of raw materials and supplies;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
•	natural disasters, such as floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

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

As an organization, we have never completed a Phase 3 clinical trial or submitted a New Drug Application (“NDA”) before, and may be unable to do so efficiently or at all for roxadustat or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials for pamrevlumab and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials for pamrevlumab. We have initiated Phase 3 clinical trials of roxadustat, and if our Phase 2 clinical trials are successful for pamrevlumab, we intend to conduct Phase 3 clinical trials for pamrevlumab. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China, the CFDA recently issued guidance related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. However, we cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

We may also face competition from potential new anemia therapies currently in clinical development for the treatment of anemia in CKD patients, including those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors, may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. Akebia is currently conducting two Phase 3 studies in non-dialysis dependent CKD patients primarily in the U.S., one started in December 2015 and the other started in February 2016, and more recently initiated two phase 3 studies in dialysis dependent CKD, one in July and the other in August, also primarily in the U.S. GSK and Bayer are currently in Phase 2 development globally, and GSK has initiated a Phase 3 study in NDD and peritoneal dialysis subjects in Japan.  Japan Tobacco is in Phase 2b in Japan. Some of these product candidates may enter the market prior to roxadustat. There may be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized. In addition, there are other companies developing biologic therapies for treatment of other anemia indications that we may also seek to pursue in the future, or anemia of myelodysplastic syndromes, for which we have submitted a Clinical Trial Application in China in the first half of 2016 and an Investigational New Drug application to the FDA in the fourth quarter of 2016.

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

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Bristol-Myers Squibb’s BMS-986020 and Biogen-Idec’s STX-100.

If pamrevlumab is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for pamrevlumab would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation, Merrimack Pharmaceuticals, Inc., Gilead Sciences Inc., and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane ® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade. On October 22, 2015, Merrimack Pharmaceuticals Inc., announced that it had received FDA approval for the use of ONIVYDE (irinotecan liposome injection) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy.

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. Sarepta, has entered clinical development with therapeutics based on exon-skipping technology which seeks to help patients produce functioning forms of the dystrophin protein. There are multiple distinct mutations of the dystrophin gene that cause DMD and each exon skipping therapy targets only one specific mutation, treating only a subset of DMD patients. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and recently received accelerated approval in the United States for its first drug EXONDYS51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. PTC Therapeutics’ product ataluren (TranslarnaTM) received conditional approval in Europe in 2014 and a Refuse to File letter from the FDA in March 2016. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however it is also limited to a subset of patients who carry a specific mutation.

Conversely, pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. For example, Santhera Pharmaceuticals, recently reported positive Phase 3 data with its drug idebenone (Raxone®/Catena®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously the company had expected this additional trial to be confirmatory rather than necessary for submission.  Separately, the EMEA has accepted Santhera’s filing for Raxone in DMD patients.  Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit has completed a Phase 1b trial and started a Phase 2 study in the United Kingdom. Tivorsan is conducting preclinical work on their compound. Summit and Sarepta recently announced a collaboration in which the companies have agreed to collaborate on Summits utrophin modulator pipeline including its lead candidate ezutromid.  The companies will co-develop the pipeline and Sarepta will receive the rights to the compounds in Europe, Turkey, and the Commonwealth of Independent States.  Sarepta also has an option on the rights to the program for Latin America.  Summit will retain commercialization rights in all other countries including the United States.

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

The success of any or all of these potential competitive products may negatively impact the development and potential for success of pamrevlumab. In addition, any competitive products that are on the market or in development may compete with pamrevlumab for patient recruitment and enrollment for clinical trials or may force us to change our clinical trial comparators, whether placebo or active, in order to compare pamrevlumab against another drug, which may be the new standard of care.

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

Even if we obtain marketing approval for roxadustat, pamrevlumab or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third party payors, patients and others in the health care community. Market acceptance of any approved product depends on a number of other factors, including:

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

As our product candidates progress toward commercialization, we or our collaboration partners may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates including roxadustat or pamrevlumab. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

We intend, if necessary, to vigorously enforce our intellectual property in order to protect the proprietary position of our product candidates, including roxadustat and pamrevlumab. Active efforts to enforce our patents may include litigation, administrative proceedings, or both, depending on the potential benefits that might be available from those actions and the costs associated with undertaking those efforts against third parties. We carefully review and monitor publicly available information regarding products that may be competitive with our product candidates and assert our intellectual property rights where appropriate. We previously prevailed in an administrative challenge initiated by a major biopharmaceutical company regarding our intellectual property rights, maintaining our intellectual property in all relevant scope, and will continue to protect and enforce our intellectual property rights. Moreover, third parties may continue to initiate new proceedings in the U.S. and foreign jurisdictions to challenge our patents from time to time.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will ever obtain regulatory approval.

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

In 2014, we received a Pharmaceutical Production Permit (“PPP”) for our facility in China in which we intend to manufacture roxadustat. The PPP allowed us to produce the NDA registration campaign of roxadustat according to cGMP. However, we have not yet received a license for commercial manufacture of roxadustat. As an organization, we have limited experience building a manufacturing facility in the past and our facility must be constructed, licensed and operated in conformity with applicable cGMP requirements. We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will receive and maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facility meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will succeed for licensure or continue to be successful in meeting these requirements.

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

Our decision to seek approval in China for roxadustat prior to approval in the U.S. or Europe is largely unprecedented and could be subject to significant risk, delay and expense.*

Our subsidiaries, FibroGen China Anemia Holdings, Ltd. and FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), plan to seek approval for roxadustat in China as a Domestic Class 1.1 Drug, which we believe, if approved, would be the first CFDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the U.S. and Europe. Because of this largely novel regulatory pathway, the CFDA approval process may take longer than we currently expect, or the CFDA may require us to submit additional data including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could impact the CFDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical and manufacturing (including bio-equivalency) data currently required for approval and the timing and process of a potential approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical or manufacturing data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

For example, prior to enrolling our Phase 3 studies, the Ministry of Science and Technology established a new approval process to obtain routine blood and urine samples that contain genetic information. Our Phase 3 CKD clinical trial sites have received such approval, but applications are reviewed only on a quarterly basis, thus new studies or work at additional clinical trial sites could be delayed until they receive such approval.In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. In order to prevent or mitigate any delay in commercialization, we may be required to add an API manufacturing facility outside of Beijing, which could adversely affect the cost or, potentially, the timeline of our commercial manufacturing plan and timing of our commercialization in China. In May 2016, China announced implementation of a three-year pilot program for the Marketing Authorization Holder System (“MAH”) in certain piloted regions.  We are considering applying to participate in this program, and if accepted, we may be able to outsource drug product or API manufacturing to third parties while retaining the manufacturing license.

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

We plan to conduct all of our business in China through FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2016, approximately $5.9 million of our cash and cash equivalents is held in China.

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

In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies and biotechnology and life science companies stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

•	results of clinical trials of our product candidates, including roxadustat and pamrevlumab;
•	the timing of the release of results of and regulatory updates regarding our clinical trials;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	results of clinical trials of our competitors’ products;
•	safety issues with respect to our product candidates or our competitors’ products;
•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;
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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 31, 2016, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 25.21% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of October 31, 2016. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Changes in our tax provision or exposure to additional tax liabilities could adversely affect our earnings and financial condition.*

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in state, the U.S. or various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

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

FibroGen, Inc.

Dated: November 8, 2016	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2016	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of February 20, 1998.	S-1	333-199069	4.3	10/01/2014

4.4	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of June 3, 1999.	S-1	333-199069	4.6	10/01/2014

4.5	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.6	Warrant to Purchase 4,000 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of June 3, 1999.	S-1	333-199069	4.10	10/01/2014

4.7	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.8	Warrant to Purchase 2,769 Shares of Common Stock issued to Laurence S. Shushan and Magdalena Shushan, Trustees of The Laurence and Magdalena Shushan Family Trust, dated as of February 8, 2000.	S-1	333-199069	4.13	10/01/2014

4.9	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.10	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

4.11	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.26(xxix)*†	Amendment No. 27 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of July 25, 2016.	—	—	—	—

10.26(xxx)*†	Amendment No. 28 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 22, 2016.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith.
†	Confidential Treatment Requested