Form 10-K
period 2016-12-31
FIBROGEN INC
filed 2017-03-01
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $858.3 million. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2017 was 63,888,452.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a science-based biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab (FG-3019), a fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”) is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We have taken a global approach to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”).

We are capitalizing on our extensive experience in fibrosis and hypoxia inducible factor (“HIF”) biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease, and cancer, corneal blindness and other serious unmet medical needs. The chart below is a summary of our most advanced product candidates:

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

We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), have designed a global Phase 3 program to support regulatory approval of roxadustat in both NDD-CKD and DD-CKD patients in the United States (“U.S.”), the European Union (“EU”), Japan and China. Our U.S. and EU Phase 3 program has an aggregate target enrollment of over 8,000 patients worldwide and is the largest Phase 3 clinical program ever conducted for an anemia product candidate. In addition, our Phase 3 program in China has approximately 450 patients participating and our partner’s Phase 3 program in Japan will study approximately 1,000 additional patients. Our U.S. Phase 3 program is designed for and is incorporating major adverse cardiac event (“MACE”) composite safety endpoints that we believe will be required for approval in the U.S. for all new anemia therapies. These Phase 3 programs are studying multiple patient populations, including patients within the first four months of initiating dialysis, or incident dialysis, and non-incident, or stable, dialysis patients and include multiple NDD-CKD studies comparing roxadustat against placebo control.

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

Stages of CKD and Prevalence in the United States

*	U.S. prevalence is estimated for adults 20 years of age or older
†	GFR: Glomerular Filtration Rate (ml/min/1.73m2)

Sources: The prevalence of stage 1 through stage 4 CKD was calculated based on 2014 estimates by the United States Renal Data System (“USRDS”) presented in the 2016 USRDS annual data report: Epidemiology of kidney disease in the United States (“2016 USRDS ADR”), using data from the National Health and Nutrition Examination Survey (“NHANES”) 2011-2014 and 2014 data from the U.S. Census Bureau. The prevalence of stage 5 CKD was calculated based on 2014 data from the 2016 USRDS ADR using data from the U.S. National ESRD database, NHANES 2011-2014 and 2014 data from the U.S. Census Bureau.

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

In the U.S., according to the USRDS, a majority of dialysis eligible CKD patients are currently on dialysis. According to USRDS data as of 2014, approximately 475,000 patients were receiving dialysis in the U.S., of whom approximately 83% were being treated with ESAs for anemia. Despite the presence of anemia in stages 3 and 4 CKD patients, in clinical practice, patients typically do not receive ESA treatment for their anemia until they initiate dialysis. Approximately 14% of U.S. NDD-CKD patients were being treated with ESAs prior to initiation of dialysis as of 2014 (2016 USRDS ADR). In many CKD patients, the disease progresses gradually over decades and, therefore, patients can spend years suffering from the symptoms and negative health impacts of anemia before they receive treatment. Many of these patients die from cardiovascular events before they initiate dialysis.

Limitations of the Current Standard of Care for Anemia in CKD

Current therapies to treat anemia in CKD include injectable ESAs, intravenous (“IV”) iron, oral iron and blood transfusions. ESAs have been used in the treatment of anemia in CKD for over 20 years and are administered intravenously or subcutaneously, typically in conjunction with IV iron. NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated. ESAs currently on the market are all synthetic recombinant versions of human erythropoietin (“EPO”), a hormone that stimulates erythropoiesis and increases Hb levels by binding to receptors on red blood cell precursors in the bone marrow.

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

In addition, in our Phase 2 clinical trials, we observed reductions in total cholesterol and an improvement in average high-density lipoprotein (“HDL”) / low-density lipoprotein (“LDL”) ratio. Since many CKD patients have high cholesterol levels, which contribute to cardiovascular-related morbidity and mortality, the improvement in the average HDL / LDL ratio observed with roxadustat treatment could confer a benefit to patients.

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

1Milledge & Cotes (1985) J Appl Physiol 59:360; 2Goldberg et al. (1993), Clin Biochem 26:183, Maeda et al. (1992) Int J Hematol 55:111; 3Kato et al. (1994) Ren Fail 16:645; 4The transient peak endogenous EPO concentrations (“Cmax”), data for roxadustat was derived from a subset of 243 patients who achieved a Hb response to roxadustat in our Phase 2 studies for whom we believe doses depicted approximated therapeutic doses. Hb target ranges for these patients were above the Hb levels specified in the current ESA package insert for CKD patients. Only doses in those patients whose Hb responded in Phase 2 studies are reflected in the figure. The subset of patients included 134 NDD-CKD patients treated to thrice-weekly, twice-weekly, or weekly doses of roxadustat for >16 weeks. The subset also included 109 DD-CKD patients, including incident dialysis patients whose anemia was corrected with therapeutic doses, and stable dialysis patients who received maintenance doses. Cmax of endogenous EPO levels were not measured in all patients; instead the range of EPO Cmax levels were estimated based on data derived from a more limited number of patients in whom EPO levels were measured at various roxadustat doses and among whom there was substantial variation in measured EPO levels. Accordingly, individual patients who received roxadustat may have realized EPO Cmax levels significantly above or below these estimated levels. Moreover, the estimates reflected in the graph may not be reflective or predictive of actual EPO Cmax levels or ranges that will be realized in larger populations of patients receiving roxadustat in our Phase 3 clinical trials. 5EPO C max was computed from ESA dose distributions based on Flaherty et al. (1990) Clin Pharmacol Ther 47:557.

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

OUR DEVELOPMENT PROGRAM FOR ROXADUSTAT

We along with our partners, Astellas and AstraZeneca, have designed our global Phase 3 programs to support regulatory approval of roxadustat in both NDD-CKD and DD-CKD patients in the U.S., the EU, Japan and China. These Phase 3 programs are studying multiple patient populations, including incident dialysis patients and stable dialysis patients being compared to epoetin alfa as an active comparator, and include multiple NDD-CKD studies comparing roxadustat against placebo controls.

For our U.S. and European programs, we have completed initial target enrollment for our three Phase 3 studies and we continue to enroll non-dialysis and U.S. incident dialysis patients in support of overall enrollment goals among the partners. We currently anticipate filing the NDA for roxadustat for the treatment of anemia associated with CKD in the U.S. in 2018.

We and our Chinese subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) recently reported topline results from our two Phase 3 CKD anemia studies in China. Primary efficacy endpoints were met in both the NDD-CKD trial and the DD-CKD trial. Results are included below in the section titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China”. We expect to complete the 52-week safety exposure in the China Phase 3 studies in the second quarter, and plan to complete a new drug application submission for roxadustat in China in the third quarter of 2017.

In Japan, Astellas is currently conducting six Phase 3 anemia studies, four in DD-CKD and two in NDD-CKD.  These studies include conversion studies and studies in ESA-naïve patients, studies in hemodialysis and peritoneal dialysis, and studies comparing roxadustat to active control.

The table below summarizes our ongoing Phase 3 clinical trials of roxadustat for the treatment of anemia associated with CKD, all of which include Hb level maintenance as a study objective once correction or conversion is achieved. The chart emphasizes the differences, by regulatory approval region in estimated patient enrollment numbers.   The studies supporting both U.S. and EU approval (marked as: “----- # -----“) have extended treatment durations in the U.S. (52+ weeks) as compared with the EU (36+ weeks).

Roxadustat Phase 3 Clinical Trials

		Estimated or Completed # of Patients Enrolled
Study Sponsor, Number	Comparator	U.S.	Europe	China	Japan
Non-Dialysis
FibroGen - FGCL-4592-060*	Placebo	-------- 900 --------
Astellas - 1517-CL-0608	Placebo	-------- 597 --------
AstraZeneca - D5740C00001*	Placebo	2,700
Astellas - 1517-CL-0610*	Darbepoetin alfa		570
FibroGen - FGCL-4592-808	Placebo			151
Astellas - 1517-CL-0310*	Darbepoetin alfa				325
Astellas - 1517-CL-0314*	None				100
NDD-CKD Sub Total by Region		~4,200	~2,100	151	425

Incident Dialysis
FibroGen - FGCL-4592-063*	Epoetin alfa	-------- 900 --------

Stable and Incident Dialysis
AstraZeneca - D5740C00002*	Epoetin alfa	2,100

Stable Dialysis
FibroGen - FGCL-4592-064*	Epoetin alfa	-------- 820 --------
Astellas - 1517-CL-0613	Epoetin alfa or Darbepoetin alfa	-------- 838 --------
FibroGen - FGCL-4592-806	Epoetin alfa			304
Astellas - 1517-CL-0302*	None				50
Astellas - 1517-CL-0307*	Darbepoetin alfa				300
Astellas - 1517-CL-0308*	None				70
Astellas - 1517-CL-0312	None				164
DD-CKD Sub Total by Region		~4,700	~2,600	304	584

Total by Approval Region		~8,900	~4,700	455**	~1,000
Combined U.S. and EU total		~ 9,500

*	Currently recruiting.
**	Mandatory post-approval safety study of approximately 2,000 patients expected to be required in China.

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

Our U.S. and European Phase 3 Program

Our U.S. and European Phase 3 program has an aggregate target enrollment of over 8,000 patients worldwide. Our U.S. Phase 3 program is also designed and sized for demonstrating non-inferiority to comparators for the MACE composite safety endpoints in separate patient pools of NDD-CKD and DD-CKD. Five of the six Phase 3 studies supporting approval in the EU will also support approval in the U.S. However, the EU requires shorter treatment duration and less overall patient exposure than the U.S.

Primary and Secondary Endpoints of Our U.S. and European Phase 3 Program

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

o

Total cholesterol, LDL-cholesterol and very low-density-cholesterol levels in roxadustat-treated patients relative to placebo-treated patients with NDD-CKD and relative to ESA-treated patients in all three anemic CKD patient populations.

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

•

Identified Dosing Regimen. The dosing regimens for our Phase 3 studies are designed to achieve an appropriate rate and magnitude of Hb rise. In our Phase 2 studies, we explored ranges of therapeutic doses under several dosing regimens, including both tier-weight and fixed starting doses and conversion doses. Our Phase 3 program is using two tier-weight starting doses for ESA-naive patients (70 mg for patients between 45 and 70 kg and 100 mg for patients between 70 and 160 kg). Our Phase 3 dosing strategies are based on our understanding of effective approaches, derived from our Phase 2 studies, tested in modeling and simulation, and were designed to achieve Hb correction for patients with varying dose requirements in a manner that is optimal for both patients and physicians.

•

Dose Titration. Our Phase 3 program is using a pre-determined sequence of dose steps to titrate to a patient’s particular response to roxadustat, which we found to be simple to use and sufficient to correct anemia in our Phase 2 studies. In our Phase 2 anemia correction studies, only one or two cycles of dose titration were necessary to achieve Hb correction in at least 80% of patients on average.

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

•

Dose Frequency. In preclinical and Phase 1 studies, we observed that intermittent dosing yielded optimal responses to roxadustat. Our Phase 2 studies indicated that three times weekly, twice weekly and weekly dosing regimens achieved Hb maintenance. In our Phase 3 program we are dosing three times weekly for all studies except two (060 and 0608) which are dosing some patients twice per week and some patients once per week. We believe that intermittent dosing may help ensure a consistent and durable treatment effect for several reasons:

o

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

o

Reduce the Risk of Changing the HIF Set Point. The HIF system has a built-in negative feedback mechanism. Genes for two of the prolyl hydroxylase domain (“PHD”) enzymes that are responsible for degrading HIF under normal oxygen conditions are actually HIF target genes. Thus, while these PHD enzymes are inhibited by hypoxia (or by a HIF-PH inhibitor), the resulting HIF activation leads to an increase in the very enzymes that are responsible for its degradation following the re-oxygenation (or potentially removal of the HIF-PH inhibitor). This negative feedback mechanism is important in enabling the HIF system to reset. However, under chronically hypoxic conditions, it has been shown that the elevation in PHD enzyme levels is maintained, leading to a change in the HIF set-point. Based on this knowledge of HIF biology, it is our belief that prolonged HIF activation by a HIF-PH inhibitor drug could similarly lead to a change in the HIF set-point, which we believe may then require an increased HIF-PH inhibitor  dose to elicit the same HIF response. In an effort to avoid this potential risk, and to potentially prolong drug effectiveness, we have undertaken an intermittent dosing regimen.

o

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

o

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

Clinical Trial Eligibility, Iron Status, and Iron Supplementation During Treatment

Unlike ESA clinical trials where patient study eligibility criteria included a requirement of adequate iron availability (measured by ferritin ≥ 100 ng/mL and transferrin saturation (“TSAT “) ≥ 20%) and encouraged IV iron use, roxadustat Phase 2 studies included anemic NDD-CKD patients with ferritin ≥ 30 ng/mL and TSAT ≥ 5% and anemic DD-CKD patients with ferritin ≥ 50 ng/mL and TSAT ≥ 10%, which permits the inclusion of patients who are iron deficient. Hb response was generally achieved in iron deficient NDD-CKD and DD-CKD patients (ferritin <100 ng/mL and TSAT< 20%) despite the fact that IV iron was not allowed during roxadustat treatment.

Our placebo-controlled Phase 3 NDD-CKD studies are using iron eligibility criteria employed in our Phase 2 studies, allowing oral iron, but prohibiting the use of IV iron (except as a rescue medication). In our Phase 3 DD-CKD studies, since ESA serves as the comparator and similar treatment conditions are required for roxadustat and ESA, study eligibility criteria include ferritin ≥  100 ng/mL and TSAT ≥  20%. Patients are randomized to roxadustat or ESA, and are encouraged to take oral iron as a first line supplemental agent. IV iron is permitted if there is inadequate Hb response to treatment and if the patient is iron deficient (ferritin <100 ng/mL and TSAT< 20%).

Our Phase 2 Program

We and our partner have completed eight roxadustat Phase 2 studies, four in NDD-CKD patients and four in DD-CKD patients, to assess the efficacy of roxadustat to both correct anemia (“correction”) and maintain the Hb response (“maintenance”).  Two of the six completed Phase 2 studies were conducted in China and are discussed in the section below titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China”. The efficacy and safety data generated from our China studies were consistent with our U.S. Phase 2 studies and further contributed to the promising efficacy and safety results to date. In addition, we announced positive Hb correction and maintenance data from Astellas’ Phase 2 DD-CKD and NDD-CKD studies in Japan in July of 2016 and these studies are discussed in the section below titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in Japan”.

Of the remaining four studies, data have been published and presented at various medical conferences and medical journals. The data from our completed Phase 2 studies demonstrated that roxadustat achieved a clinically meaningful increase in Hb levels in anemic NDD-CKD and DD-CKD patients and maintained Hb levels in DD-CKD patients who were converted from ESA therapy. Roxadustat corrected anemia without the need for IV iron supplementation and exhibited an acceptable safety profile. Specifically, our Phase 2 studies achieved the following objectives:

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

The following chart summarizes the design of our completed Phase 2 studies outside of Japan and China (discussed in their respective sections below) and indicates the primary objectives of each study.

Completed Phase 2 Studies

				Number of
Study Number,			Number of	Comparator			Treatment
Study	CKD Patient	Study	Roxadustat	Patients		Total Number of	Duration
Location	Population	Objective	Patients	Placebo	ESA	Patients in Study	(Weeks)	Dose Frequencies
FGCL-4592-017 US	Non-dialysis	Correction, Pharmacokinetics	88	29		117	4	TIW, BIW
FGCL-4592-041 US	Non-dialysis	Correction & Maintenance	145			145	16;24	TIW, BIW, QW
FGCL-4592-040 US	Stable Dialysis	Conversion & Maintenance	117	4	40	161	6;19	TIW
FGCL-4592-053 Russia, US, Hong Kong	Incident Dialysis	Correction	60			60	12	TIW
FGCL- 4592-059 US*	Non-dialysis & Dialysis	Long Term Safety & Maintenance	15			15	Up to 5 years	TIW, BIW, QW
Total			425			498

*	Study conducted by Astellas
**	5 patients remain in ongoing study

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

Study 041: Study for Optimization of Starting Dose and Dose Titration in NDD-CKD Patients

Study 041 demonstrated that both tier-weight and fixed starting doses can initiate anemia correction. In tier-weight based dosing for this study, we used starting doses based on the patient’s body weight category: high, middle or low. This randomized, open-label Phase 2 study was designed to evaluate the efficacy and safety of roxadustat over 16 to 24 weeks in 145 NDD-CKD patients (of which 143 were efficacy evaluable), and to evaluate the effects of dosing regimens in order to determine an optimized approach to anemia correction. In this trial, we tested six different starting dose regimens: three fixed doses, and three tier-weight doses. In fixed dosing, all patients in the same cohort were given the same starting dose. Results from this study were published in the June 2016 Clinical Journal of the American Society of Nephrology.

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

FGCL-4592-041 Mean (± SE) Maximum Change in Hb (g/dL) in 12 Weeks

This stands in contrast to treatments with ESAs, where elevated CRP is frequently associated with lower Hb response to ESAs. We observed a 38% reduction in mean hepcidin level from baseline with eight weeks of roxadustat treatment (p≤0.0001), which supports our belief in roxadustat’s ability to overcome inflammation and to maintain iron availability for erythropoiesis.

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

Reduction in Cholesterol Levels. In a post-hoc analysis of all cohorts, total cholesterol decreased during treatment with roxadustat by a mean of 26 (SD+/- 30) mg/dL after 8 weeks of therapy. Mean reductions in total cholesterol were greater for patients with abnormally high cholesterol levels (> 200mg/dL). Decreases in cholesterol levels were independent of whether patients were taking statins or other lipid lowering agents. Furthermore, the HDL/LDL ratio improved with roxadustat treatment in the subgroup of patients in whom lipid profiles were conducted.

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

FGCL-4592-040: Mean (±SE) Total Cholesterol Over Time During Treatment of Dialysis Patients with Roxadustat or epoetin alfa-Treated

Study 053: Correction of Anemia in Incident Dialysis Patients

Results from this study were published in the April 2016 Journal of the American Society of Nephrology. Incident dialysis patients are at increased risk of serious cardiovascular events and death as compared to stable dialysis patients. The mortality rate among dialysis patients is highest during the first few months of dialysis initiation, and on average, patients also require the highest doses of ESA in this period. These patients typically have high levels of systemic inflammation and require IV iron supplementation for ESA to be effective.

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

Note: *p<0.05 compared to IV iron and oral iron

Maintenance of Iron Stores. In an exploratory analysis of this study, TSAT, a marker of iron stores, was well maintained during this period of intensive production of red blood cells with oral iron alone, indicating that iron stores can be maintained without IV iron.

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

Safety Summary

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

Of our completed Phase 2 clinical studies outside of Japan and China (discussed in their respective sections below), two (Studies 017 and 040) were controlled, and two were not, one with placebo and one with ESA.

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

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN CHINA

We believe there is a particularly significant unmet medical need for the treatment of anemia in CKD in China. Specifically, anemia is undertreated in the rapidly growing number of dialysis stage patients and anemia is not treated in non-dialysis patients including patients who are eligible for dialysis but are not treated due to a shortage of dialysis facilities, and cannot easily obtain anemia treatment outside of the dialysis system. In the context of the rapidly growing Chinese pharmaceutical market, we believe that the demand for anemia therapy will continue to grow as a result of an expanding CKD population, as well as the central government’s mandate to make dialysis, which is still in the early stages of infrastructure development, more available through expansion of government reimbursement and build-out of dialysis facilities. We believe that roxadustat is a particularly promising product candidate for this market. China’s approved generic drug name for roxadustat (also referred to as FG-4592) is 罗沙司他.

Phase 3 Studies in China

We and our Chinese subsidiary FibroGen Beijing recently reported topline results from our two Phase 3 CKD anemia studies in China. We are encouraged that roxadustat met the primary endpoints in both our DD-CKD and NDD-CKD Phase 3 trials in China.  We plan to complete the ongoing safety extension of these two studies in at least 100 patients in the second quarter of 2017 and complete a new drug application submission for roxadustat in China in the third quarter of 2017.

Study 4592-808: 8 Week Placebo-Controlled Portion of 26 Week Correction in China NDD-CKD Patients

In the double-blind, placebo-controlled eight-week portion of the 26-week NDD-CKD clinical trial in China, 151 anemia patients were randomized 2:1 to receive roxadustat (n=101) or placebo (n=50). Roxadustat met its primary efficacy endpoint of correcting anemia, by achieving a statistically significant increase in Hb levels compared to placebo over eight weeks. Furthermore, the secondary endpoint of Hb response was met as Hb response was achieved by a higher proportion of patients in the roxadustat arm than in the placebo arm.

Roxadustat-treated patients achieved a mean Hb increase of 1.9g/dL from baseline (8.9g/dL) over eight weeks of treatment vs. a mean change in Hb of -0.4g/dL (from 8.9 g/dL baseline) in the placebo arm; the least square mean (“LS Mean”) difference of the two arms is significant, p<0.000000000000001.

A significantly higher proportion of roxadustat patients achieved Hb response (an increase ≥1g/dL from baseline) after eight weeks vs. placebo patients, 84.2% compared to 0.0% (p<0.000000000000001). 67% of the roxadustat treated patients vs 6% of placebo- patients achieved Hb correction to be at or above the desired range of Hb≥10 g/dL within 8 weeks, p=0.000000000000077.

There is a significant increase in Hb level from baseline at every weekly measurement between Weeks 2 to 8 per figure below.

FGCL-4592-808: Mean (+/- SE) Change from Baseline in Hemoglobin (Hb)

Study 4592-806: 26 Week Maintenance in China DD-CKD Patients

In the Phase 3 DD-CKD study, 304 patients (271 hemodialysis and 33 peritoneal dialysis patients) previously on epoetin alfa were randomized to and treated with roxadustat (n=204) or epoetin alfa (n=100) for 26 weeks. Prior to randomization, patients in this study were previously treated with stable doses of EPO: 7% patients were treated with 利血宝® (“Li Xue Bao”) epoetin alfa, manufactured in Japan and marketed in China by Kyowa Hakko Kirin China Pharmaceutical Co., Ltd. (“Kirin EPO”) and 93% of patients were treated with one of 8 other brands of EPO commercially available in China. All the patients randomized to the active comparator arm were treated with Kirin EPO.

The primary endpoint was mean change in Hb from baseline to the average level during the final five weeks of the 26-week treatment period. Roxadustat met the predefined non-inferiority criterion for this primary endpoint in comparison to Kirin EPO in both full analysis set and per protocol set (“PPS”) analysis. In a pre-specified sequential analysis, roxadustat also showed statistical superiority over Kirin EPO for the primary endpoint, the mean Hb increase observed in the roxadustat arm was higher than in the Kirin EPO arm, 0.75g/dL vs. 0.46g/dL, with a significant difference in the LS Mean Hb change in the two treatment arms, p=0.037, in PPS analysis; baseline Hb was 10.4 g/dL in both treatment arms.

Anemia in patients treated with roxadustat was corrected earlier than in Kirin EPO patients and roxadustat maintained Hb levels at a higher level (between 10-12 g/dL) than those receiving Kirin EPO despite the increase in average dose of Kirin EPO (relative to average baseline EPO dose) received by patients in the comparator arm (as shown in the inflammation figures below).

FGCL-4592-806: Mean (+/- SE) Change from Baseline in Hemoglobin (Hb)

We performed a subgroup analysis based on patients’ levels of inflammation, a common co-morbidity with CKD patients. Roxadustat raised and maintained hemoglobin levels in patients with inflammation (defined as having baseline C-reactive protein levels > ULN 4.9 µg/L) at doses that were equal to or lower than those received by the patients without inflammation.  In contrast, patients with inflammation in the Kirin EPO arm realized lower Hb levels than patients with normal CRP levels (despite receiving higher doses of EPO than patients without inflammation), reflecting roxadustat’s potential to overcome the hyporesponsiveness seen in ESA treatment, as discussed in the section above titled “Limitations of the Current Standard of Care for Anemia in CKD”. The two figures below show mean change in Hb with mean patient dose, and mean Hb levels with mean patient dose, in patients with and without inflammation.

FGCL-4592-806: Mean (+/- SE) Change in Hemoglobin (Hb) from Baseline and

Mean (+/- SE) Dose for Patients With and Without Inflammation

FGCL-4592-806: Mean (+/- SE) Hemoglobin (Hb) and

Mean (+/- SE) Dose for Patients With and Without Inflammation

Initial findings suggest that adverse events in these Phase 3 China studies were consistent with previous clinical trials of roxadustat in the CKD patient population with no new or unexpected safety signals identified. The 52-week safety assessment in at least 100 patients is ongoing with expected study completion in the second quarter of 2017. Full results from these Phase 3 trials are expected to be reported thereafter.

China Phase 2 Studies

We performed two Phase 2 studies in China, one trial in NDD-CKD patients, and another trial in DD-CKD patients. In these trials, Hb correction in NDD-CKD patients and Hb maintenance in DD-CKD patients replicated the results seen in the U.S. trials. SAEs were progression of CKD, infection and high potassium levels and the most common adverse events were infections, high potassium levels, nausea and dizziness. There were no dose-related trends or imbalances in the nature of adverse events between patients treated with roxadustat compared to patients treated with either placebo (study 047) or epoetin alfa control (study 048) groups.

Study 047: 8 Week Placebo-Controlled Correction in China NDD-CKD Patients

In this multi-center, double-blind, placebo-controlled study, 91 anemic CKD patients were randomized 2:1 to roxadustat or placebo treatment groups, respectively, in two sequential dose cohorts or placebo. Results from this study were published in the August 2015 journal of Nephrology Dialysis Transplantation. Iron repletion at baseline was not required and IV iron supplementation was prohibited during the trial; oral iron supplementation was allowed during the trial, similar to the corresponding U.S. Study 041. The study used tier-weight starting dose for four weeks after which the roxadustat dose was adjusted, depending upon the initial response to treatment. Study 047 met its primary endpoint of a mean maximum increase from baseline Hb at the end of Week 8. The mean Hb increases at the end of eight weeks of treatment were 1.6 g/dL and 2.4 g/dL in the low-dose and the high dose cohort, respectively, compared to 0.4 g/dL for placebo, p < 0.0001 for each cohort compared to placebo.

FGCL-4592-047: Hb Over Time (g/dL) in Chinese NDD-CKD Patients

n at baseline

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

Study 048: 6 Week Conversion in China DD-CKD Patients

In this multi-center, open-label, ESA-controlled study, 87 HD patients (of which 82 were efficacy evaluable) with Hb 9 to 12 g/dL previously maintained with ESAs were randomized 3:1 to roxadustat or epoetin alfa treatment groups, respectively, in three sequential dose cohorts of increasing starting doses of roxadustat. Results from this study were published in the February 2016 American Journal of Kidney Disease. This study design was similar to Part 1 of Study 040. Study 048, an exploratory study, achieved its objective of number (%) of patients with successful dose conversion whose Hb levels are maintained at no lower than 0.5 g/dL below their mean baseline value at the end of Weeks 5 and 6 (59.1% for the low-dose, 88.9% for the mid-dose, and 100% for the high dose). The Hb responses to the roxadustat treatment of Chinese dialysis patients, with the low dose cohort were numerically similar to epoetin alfa, while the mid-dose and the high-dose cohorts each had a statistically significantly higher Hb response rate than epoetin alfa. Hb responses to the roxadustat treatment of Chinese dialysis patients (as shown in the figure below) were similar to Part 1 of Study 040 in the U.S.

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

Commercialization

Regulatory Strategy

We are committed to bringing first-in-class innovative medicines to China on an accelerated basis, and consistent with this commitment, roxadustat is being advanced in China as a Domestic Class 1 applicant under the China Food and Drug Administration (“CFDA”) designations. Innovation by domestic companies has become a top priority for the Chinese government. “Domestic” means that all clinical data for approval is generated from within China, and manufacturing for both drug substance and drug product is conducted in China. Whereas any new chemical entity (“NCE”) that has not yet been approved anywhere in the world can be designated as Class 1, roxadustat is also first-in-class, defined as the first NCE for a brand new mechanism of action.

Given that roxadustat will be considered for market approval in China independent of approvals elsewhere in the world, we currently expect China to be the first NDA filing worldwide. To our knowledge, this would represent one of the first instances where China is the first approval country for a first-in-class drug.

Manufacturing Certification

As a Domestic Class 1 applicant, FibroGen will be performing commercial manufacturing for both drug substance and drug product in China. FibroGen Beijing has been operating a 4,800 square meter manufacturing facility in Beijing after we received a Pharmaceutical Production Permit (PPP) from the Beijing CFDA in August 2014. The PPP is a general certification by the CFDA that the facility is deemed ready for current good manufacturing practices (“cGMP”) production. We expect to be granted the Manufacturing License for Drug Substance and Drug Product for roxadustat at the time of NDA approval, and will become the sole licensed manufacturer for each in China.

Under the current regulatory system in China, it is the manufacturer, not the sponsor, who has the right to sell the manufactured product to the market and book revenues. A recently implemented CFDA regulation has opened up manufacturing and supply chain options that were previously not possible.  In November 2015, China announced a three-year pilot program - Marketing Authorization Holder System (“MAH”) - in certain regions, and implemented the program in August 2016.  Under this system, a sponsor of a compound such as roxadustat has the right to obtain additional drug supply from contract manufacturing organizations without giving up its manufacturing license. We intend to participate in this program and if accepted, we may be able to outsource drug product or active pharmaceutical ingredient (“API”) manufacturing to third parties to support commercialization.

In addition, there are new and evolving environmental and manufacturing regulations in China limiting manufacturing in large cities such as Beijing. In order to prevent or mitigate delay in commercialization, we are establishing a 5,500 square meter commercial manufacturing facility in Cangzhou, China, and expect it to be operational shortly after NDA approval.

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

AstraZeneca

We have entered into an agreement with AstraZeneca relating to roxadustat in China. Under the agreement, FibroGen Beijing will hold all of the regulatory licenses issued by China regulatory authorities and be primarily responsible for regulatory, clinical and manufacturing activities.

AstraZeneca will conduct commercialization activities as well as serve as the national distributor for roxadustat, sourcing the distribution of roxadustat to a network of regional and local distributors. FibroGen Beijing will be responsible for medical affairs and physician education.

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

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN JAPAN

In Japan, Astellas is currently conducting six Phase 3 anemia studies, four in DD-CKD and two in NDD-CKD.  These studies include conversion studies and studies in ESA-naïve patients, studies in hemodialysis and peritoneal dialysis, and studies comparing roxadustat to active control.

Japan Phase 2 Studies

In 2016 we, along with our partner, announced positive data from Astellas’ two Phase 2 studies in Japan of DD-CKD and NDD-CKD patients. Roxadustat was well tolerated and met the primary objective of demonstrating dose-related rates of Hb increase measured over the first six weeks of treatment, as well as anemia correction and Hb maintenance over the 24-week treatment period.

Study 1517-CL-0303: 24 Week Placebo-Controlled Correction in Japan NDD-CKD Patients

In this multi-center, randomized, parallel-group, placebo-controlled, double-blind study over 24 weeks, 107 NDD-CKD patients were randomized to one of three roxadustat treatment arms (50 mg, 70 mg, 100 mg) or to a placebo arm, with roxadustat orally administered TIW for the first six weeks of the study to evaluate dose response of efficacy and safety. This was followed by dose titration every four weeks until Hb response was achieved, at which point Hb was maintained with patients randomized to one of two dosing regimens (continuation of TIW dosing or a change to weekly dosing). Results showed achievement in the full analysis set of dose response in the three roxadustat treatment arms, with a mean rate of Hb increase of 0.200, 0.453, and 0.570 g/dL per week (50 mg, 70 mg, 100 mg, respectively), as measured over the first six weeks of the study, compared to a mean Hb decrease of 0.052 g/dL per week in subjects receiving placebo. Of note, 93.8% of roxadustat-treated subjects achieved Hb correction as measured by Hb response defined as Hb more than or equal to 10 g/dL and Hb increase of at least 1 g/dL from baseline.  In the placebo arm, Hb response was achieved in 14.8% of the subjects. Results were presented at the American Society of Nephrology Kidney Week in November 2016.

Study 1517-CL-0304: 24 Week Trial in Japan DD-CKD Patients

This was a multi-center, randomized, parallel-group, darbepoetin-controlled, double blind (roxadustat arms)/open-label (darbepoetin) study over 24 weeks in DD-CKD patients on chronic stable dialysis. The 120 subjects discontinued previous standard-of-care therapy (erythropoiesis-stimulating agents) to reach Hb levels of < 9.5 g/dL and were then randomized to one of three roxadustat arms (administered orally TIW at a fixed dose) or to the darbepoetin arm (darbepoetin administered intravenously QW) over the first six weeks of the study to evaluate dose response of efficacy and safety, followed by dose titration to the desired Hb level every four weeks. During weeks 18 to 24, average Hb levels achieved (a secondary endpoint) in the full analysis set were 10.31 g/dL (1.33 g/dL Hb increase), 10.20 g/dL (1.37 g/dL Hb increase), and 10.53 g/dL (1.57 g/dL Hb increase), respectively, in the roxadustat treatment arms, compared to 10.25 g/dL (1.42 g/dL Hb increase) in the darbepoetin arm.

Status with Regulatory Agencies

In the last five years, we and our collaboration partners have had interactions with regulatory agencies in multiple territories regarding the planned development and potential path to approval of roxadustat.

We met with the FDA in May, June and July of 2014 to discuss the overall scope of our Phase 3 development program. In order to comply with FDA’s recommendation, we have designed and sized our Phase 3 program for, and have included MACE composite safety endpoints that we believe will be required for approval in the U.S. for all new anemia therapies.

We have also discussed our Phase 3 clinical development program with three National Health Authorities in the EU and obtained scientific advice from the European Medicines Agency, which was confirmed in writing in January 2014 with respect to the adequacy of our current clinical development program to support the indication for the treatment of anemia in NDD-CKD and DD-CKD patients. We expect the Marketing Authorization Application submission in Europe to precede our NDA filing in the U.S.

Between 2014 and 2016, we and our partner Astellas also met with the Pharmaceuticals and Medical Devices Agency and reached agreement on the Phase 3 program required for roxadustat for the treatment of DD-CKD anemia and NDD-CKD in Japan.

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

Anemia In Patients with Myelodysplastic Syndrome

Based on roxadustat’s safety and efficacy profile to date and other potential advantages over ESAs, we believe that in addition to treating anemia in CKD, roxadustat has the potential to treat anemia associated with many other conditions.

We have submitted to the CFDA a clinical trial application to evaluate roxadustat in a Phase 2/3 clinical trial for the treatment of anemia in patients with MDS.

In the U.S., the U.S. Food and Drug Administration (“FDA”) accepted our Initial Drug Application for a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat in anemia associated with MDS and we plan on initiating this study in the third quarter of 2017. We believe that roxadustat, if successful, could potentially address the significant unmet need in these anemia markets.

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

We currently have active research programs focused on exploring the therapeutic utility of selective prolyl hydroxylase inhibitors.

PAMREVLUMAB FOR THE TREATMENT OF FIBROSIS AND CANCER

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

From our library of fully-human monoclonal antibodies that bind to different parts of the CTGF protein and block various aspects of CTGF biological activity, we selected pamrevlumab, for which we have exclusive worldwide rights. We believe that pamrevlumab blocks CTGF and inhibits its central role in causing diseases associated with fibrosis. Our data to date indicate that pamrevlumab is a promising and highly differentiated product with broad potential to treat a number of fibrotic diseases and cancers. We are currently conducting Phase 2 trials in IPF, pancreatic cancer and DMD. Pamrevlumab has received orphan drug designation in IPF in the U.S.

Based on its ability to block CTGF, pamrevlumab may be a treatment for a broad array of fibrotic disorders of nearly every organ system. In animal studies, such as radiation-induced pulmonary fibrosis in mice, we have demonstrated that pamrevlumab is capable of reversing fibrosis. In clinical trials, we have used advanced medical imaging technology to quantify changes in fibrosis throughout the lungs. Our data to date using these measures demonstrate that pamrevlumab may stabilize and in some instances reverse pulmonary fibrosis and improve pulmonary function in IPF patients.

Certain cancers have a prominent ECM component that contributes to metastasis and progressive disease. Specifically, ECM is the connective tissue framework of an organ or tissue; all tumors have ECM. In the case of fibrotic tumors, ECM is more pronounced and there is more fibrosis than in other tumor types. In mouse models of pancreatic cancer, pamrevlumab treatment has demonstrated reduction of tumor mass, slowing of metastasis and improvement in survival. In an open-label Phase 2 study of pamrevlumab plus gemcitabine and erlotinib, pamrevlumab demonstrated a dose-dependent improvement in one year survival rate. We are also currently conducting a randomized, active-control, neoadjuvant clinical trial combining pamrevlumab with nab-paclitaxel plus gemcitabine in approximately 42 patients with locally advanced pancreatic cancer.

DMD is an inherited disorder of the dystrophin gene that leads to progressive muscle loss and results in early death due to pulmonary or cardiac failure. Numerous pre-clinical studies including those in the mdx model of DMD suggest that CTGF contributes to the process by which muscle is replaced by fibrosis and fat and that CTGF may also impair muscle cell differentiation during muscle repair after injury. pamrevlumab treatment has improved muscle strength and exercise endurance in the mdx model of DMD. We recently began an open label single arm trial in non-ambulatory boys with DMD.

Results to date indicate that pamrevlumab has broad potential to address unmet needs for the treatment of fibrotic diseases and cancers. Specifically, given our preclinical and clinical data to date, our primary focus for clinical development of pamrevlumab is in IPF, pancreatic cancer and DMD.

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

Excess CTGF Causes Fibrosis. Pamrevlumab Blocks CTGF and Can Reverse Fibrosis

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

Most Biological Factors Implicated in Fibrosis Work Through CTGF

CTGF is a secreted glycoprotein produced by fibroblasts, endothelium, mesangial cells and other cell types, including cancers, and is induced by a variety of regulatory modulators, including TGF-ß and VEGF. CTGF expression has been demonstrated to be up-regulated in fibrotic tissues. Thus, we believe that targeting CTGF to block or inhibit its activity could stop or reverse tissue fibrosis. In addition, since CTGF is implicated in nearly all forms of fibrosis, we believe pamrevlumab has the potential to provide clinical benefit in a wide range of clinical indications that are characterized by fibrosis.

Until recently, it was believed that fibrosis was an irreversible process. It is now generally understood that the process is dynamic and potentially amenable to reversal. Based on studies in animal models of fibrosis of the liver, kidney, muscle and cardiovascular system, it has been shown that fibrosis can be reversed. It has also been demonstrated in humans that fibrosis caused by hepatitis virus can be reversed (Chang et al. Hepatology (2010)). Additionally, we have generated data in human and animal studies that lung fibrosis can be reversed in some instances upon treatment with pamrevlumab. We do not believe that there is clinical evidence that therapies currently on the market directly prevent or reverse fibrosis in IPF. While certain other companies are working on topical inhibition of CTGF, we are not aware of other products in development that target CTGF inhibition for deep organ fibrosis and cancer.

Clinical Development of Pamrevlumab — Overview

We have performed clinical trials of pamrevlumab in IPF, pancreatic cancer, liver fibrosis and diabetic kidney disease. In eleven Phase 1 and Phase 2 clinical studies involving pamrevlumab to date, including more than 450 patients who were treated with pamrevlumab (about half of patients dosed for more than 6 months), pamrevlumab has been well-tolerated across the range of doses studied, and there have been no dose-limiting toxicities seen thus far.

In IPF, we completed enrollment of our randomized, double-blind, placebo-controlled Phase 2 trial of pamrevlumab for first-line treatment of IPF in patients with mild-to-moderate disease. This protocol includes a sub-study that examines safety and efficacy of pamrevlumab in combination with approved therapies. Both components of the Phase 2 trial are designed to evaluate the safety of pamrevlumab and the effects of pamrevlumab on pulmonary function, extent of fibrosis and health-related quality of life. We expect to report topline data from the entire study in the third quarter of 2017.

We also recently completed our open-label Phase 2 trial of pamrevlumab in 89 patients with IPF and presented at the 19th International Colloquium on Lung and Airway Fibrosis and published results in the European Respiratory Journal.

In pancreatic cancer, we are currently conducting a randomized, active-control, neoadjuvant Phase 2 trial combining pamrevlumab with nab-paclitaxel plus gemcitabine in approximately 42 patients with locally advanced pancreatic cancer. Interim results were reported at ASCO 2017 Gastrointestinal Cancers Symposium in San Francisco, showing an improvement in survival among patients in the combination arm, as compared to chemotherapy alone. In addition, a greater proportion of subjects treated on the combination arm containing pamrevlumab were converted from unresectable to fully resectable status. We expect to complete enrollment in first half of 2017 and complete the six-month treatment period in this trial by year end. Previously we performed an open-label, dose-finding Phase 2 trial in a total of 75 patients with advanced pancreatic cancer.

We are continuing to enroll patients in an exploratory single arm trial of the safety and efficacy of pamrevlumab in non-ambulatory subjects with DMD. The primary endpoint is change in forced vital capacity; other endpoints include changes in arm function and in muscle and heart fibrosis.

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

The table below provides a summary of our clinical trials involving pamrevlumab:

Completed and Ongoing Pamrevlumab Clinical Trials

Study, Study #	Study Design	Dose (mg/kg)	Frequency	Treatment Duration (weeks)	Subjects
Phase 1—IPF, FGCL-MC3019-002	Open-label, dose- escalation	1, 3, or 10	Single		21
Phase 2—IPF, FGCL-3019-049	Open-label, dose- escalation	15 or 30	Every 3 weeks	45 weeks	89*
Phase 2—IPF, FGCL-3019-067	Double-blind, placebo- controlled (1:1)	30 mg/kg	Every 3 weeks	45 weeks	103
'067 Sub-study	Double-blind, active- controlled (2:1)	30 mg/kg	Every 3 weeks	24 weeks	57
Phase 1/2 —Pancreatic Cancer, FGCL-MC3019- 028	Open-label, dose- escalation	3, 10, 15, 25, 35, or 45 17.5 or 22.5	Every other week Weekly	Until disease progression 1 to 89 weeks	75
Phase 2—Pancreatic Cancer, FGCL-3019-069	Open-label, active control (1:1)	35	Cycle 1 = Days 1, 8 and 15 Subsequent Cycles = Every other week	24 weeks	Target 42*
Phase 2—Liver Fibrosis, due to HBV, FGCL-3019- 801	Double-blind, placebo- controlled (2:1)	15 or 45	Every 3 weeks	45 weeks	114
Phase 2 – Duchenne muscular dystrophy, non-ambulatory FGCL-3019-079	Open-label, single arm	45	Every 2 weeks	45 weeks	Target 22*
Phase 1—Diabetic Kidney Disease, FGCL- MC3019-003	Open-label, dose- escalation	3 or 10	Days 0, 14, 28 and 42	6 weeks	24
Phase 2—Diabetic Kidney Disease, FGCL- 3019-029	Double-blind, placebo- controlled (1:1:1)	5 or 10	Every 2 weeks Every 4 weeks	12 weeks 12 weeks	38
Phase 2—Diabetic Kidney Disease, FGCL- 3019-032	Double-blind, placebo- controlled	3 or 10	Every 2 weeks	26 weeks	46
Phase 1—Focal Segmental Glomerular Sclerosis, FGCL- MC3019-026	Open-label, single arm	5	Every 2 weeks	8 weeks	2
*	Currently enrolling.

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

There are currently two therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib. To our knowledge, neither has been shown to reverse pulmonary fibrosis. We believe that pamrevlumab has the potential to stabilize or reverse lung fibrosis in a subset of IPF patients and if approved, improve the prognosis for patients with IPF.

Clinical Development of Pamrevlumab in IPF

We have fully enrolled study 067, our ongoing Phase 2, randomized, double-blind, placebo-controlled study to evaluate the safety and efficacy of pamrevlumab in IPF patients with mild to moderate disease (baseline forced vital capacity (“FVC”) percentage predicted between 55% and 90%). As with our open-label Phase 2 trial described below, Study 049, the primary efficacy endpoint for Study 067 is change in FVC from baseline. Secondary endpoints are extent of pulmonary fibrosis as measured by quantitative HRCT, other pulmonary function assessments and measures of health-related quality of life. This trial was initially a placebo-only controlled study targeting 90 subjects. We expanded the trial to enable enrollment of both first-line and second-line treatment, as well as adding a 57 patient substudy to test pamrevlumab in combination with either of the therapies approved for IPF. We expect to report topline data in the third quarter of 2017.

Completed Clinical Trials of Pamrevlumab in IPF

Study 002 was a Phase 1 open-label study to determine the safety and pharmacokinetics of escalating single doses of pamrevlumab. Patients with a diagnosis of IPF by clinical features and surgical lung biopsy received a single IV dose of pamrevlumab at 1, 3, or 10 mg/kg. A total of 21 patients were enrolled in the study; 6 patients received a dose of 1 mg/kg, 9 patients received 3 mg/kg, and 6 patients received 10 mg/kg. Pamrevlumab was well tolerated across the range of doses studied; and there were no dose-limiting toxicities. TEAE that were considered to be possibly related by the principal investigator to pamrevlumab were mild and self-limited, consisting of pyrexia, cough and headache.

We recently completed the open-label extension of Study 049, a Phase 2 open-label, dose-escalation study to evaluate the safety, tolerability, and efficacy of pamrevlumab in 89 patients with IPF. During the initial one-year treatment period, pamrevlumab was administered at a dose of 15 mg/kg in Cohort 1 (53 patients) and 30 mg/kg in Cohort 2 (36 patients) by IV infusion every 3 weeks for 45 weeks. After 45 weeks of dosing, subjects whose FVC declined less than predicted were allowed to continue dosing in an extension study until they had disease progression. Nineteen patients from Cohort 1 (35.8%) and 18 patients from Cohort 2 (50.0%) entered the extension study. Efficacy endpoints were pulmonary function assessments, extent of pulmonary fibrosis as measured by quantitative imaging and measures of health-related quality of life. We presented data from our open-label Phase 2 IPF extension study (049) at the International Colloquium on Lung and Airway Fibrosis, reporting that no safety issues were observed during prolonged treatment with pamrevlumab. Some of the 37 patients who were initially enrolled in the extension study have now been treated with pamrevlumab for up to five years. Trends regarding improved or stable pulmonary function and stable fibrosis observed during the initial one-year study were also observed in the extension study.

HRCT is typically used to diagnose IPF based on visual assessments of computed tomography (“CT”), images of lung fibrosis. We used quantitative HRCT to measure changes in fibrosis in this Study 049 using software to quantify whole lung fibrosis from the compilation of 1 mm HRCT sections of the entire lung. The computer algorithm, which has been validated by the clinical research organization used for the study, provides an overall determination of the percentage of the lung that contains individually the three characteristic forms of IPF fibrosis, including reticular IPF fibrosis which is expected to make the most dynamic contribution to overall lung fibrosis.

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

Eighty-nine patients in this Phase 2 open label study received at least one dose of pamrevlumab. We defined disease severity in terms of baseline pulmonary function, measured as the FVC percent of the predicted value for a healthy matched person of the same age, or FVC percent predicted. Severe disease was FVC percent predicted < 55%, moderate disease was FVC percent predicted between 55% and 80%, and mild disease was FVC percent predicted >80%.

In Cohort 1, we enrolled patients with a wide range of disease severity to assess safety and efficacy. Baseline FVC percent predicted for Cohort 1 was 43% to 90%, with a mean of 62.8%. In contrast, other IPF clinical trials, such as those for pirfenidone and nintedanib, have enrolled patients who on average had mild to moderate disease (mean FVC percent predicted 73.1% to 85.5%). Fourteen patients in Cohort 1 withdrew, and ten of the 14 had severe disease.

In order to enroll IPF patients similar to those in other IPF trials, we amended the protocol for Cohort 2 to include only patients with mild to moderate disease (FVC ≥ 55% predicted). Baseline FVC percent predicted for Cohort 2 was 53% to 112%, with a mean of 72.7%. Based on this definition of disease severity, 37 patients in Cohort 1 and 32 patients in Cohort 2 had mild to moderate disease.

Disease Severity in Enrolled and Evaluated Patients Treated with Pamrevlumab in FGCL-3019-049

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

Changes in Fibrosis in Patients with Mild to Moderate IPF Treated with Pamrevlumab in FGCL-3019-049

	Stable or Improved Compared to Baseline		Improved Compared to Baseline		Improved Compared to Week 24
	Week 24	Week 48	Week 24	Week 48	Week 48
Cohort 1	21/45(47%)	14/38(37%)	12/45(27%)	12/38(32%)	8/38(21%)
Cohort 2	12/29(41%)	9/28(32%)	5/29(17%)	4/28(14%)	8/26(31%)
Combined	33/75(44%)	23/66(35%)	17/74(23%)	16/66(24%)	16/64(25%)

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

Categorical Analysis of FVC Change from Baseline (BL) (mean ±SE) in FGCL-3019-049

Eighty-nine patients had at least one adverse event. The most common reported events were cough, fatigue, shortness of breath, upper respiratory tract infection, sore throat, bronchitis, nausea, dizziness and urinary tract infection. To date, including the open-label extension, there have been 45 SAEs in 31 patients, four of which were considered possibly related by the principal investigator to study treatment. During the first year of treatment there were 38 treatment-emergent SAEs in 24 patients. Adverse events observed to date are consistent with typical conditions observed in this patient population.

In aggregate, the data from the Phase 2 open-label, dose-escalation study indicate that a subset of pamrevlumab treated IPF patients experienced improvements in lung fibrosis with commensurate improvement in pulmonary function and a potential for prolonged benefit with continued treatment. These results are consistent with the mouse disease model results which showed that pamrevlumab treatment can reverse lung fibrosis and result in improved pulmonary function. We believe that our patient data showing correlated improvements in both fibrosis and lung function in some patients have not been seen in previously published IPF clinical studies.

Pancreatic Cancer

Understanding Pancreatic Cancer and the Limitations of Current Therapies

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the fourth leading cause of cancer deaths in the U.S. According to the World Health Organization, and based on data from the United Nations Population Division, there were approximately 79,000 new cases of pancreatic cancer and approximately 78,000 deaths in the EU in 2012. The National Cancer Center of Japan estimated that in 2010 (latest year available) there were 32,330 new cases of pancreatic cancer. In 2013, Decision Resources Group estimated that there will be approximately $1.3 billion in sales of pancreatic cancer drugs in 2022. According to the U.S. National Cancer Institute, in 2016, there were approximately 53,000 new cases of pancreatic cancer projected in the U.S. Fifty percent of new cases are metastatic.  Another 15-20% have localized resectable tumors.  The remaining 30-35% have localized but unresectable tumors. For those with non-resectable tumors, median survival is 8 to 12 months post-diagnosis, and about 7% realize 5 years of survival; similar to metastatic cases. For those with resectable tumors, 50% survive 17 to 27 months post-diagnosis and ~20% report 5-year survival.

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

Pancreatic cancers are generally resistant to powerful chemotherapeutic agents, and there is now growing interest in the use of an anti-fibrotic agent to diminish the supportive role of stroma in tumor cell growth and metastasis. The anti-tumor effects observed with pamrevlumab in preclinical models indicate that it has the potential to inhibit tumor expansion through effects on tumor cell proliferation and apoptosis as well as reduce metastasis.

Clinical Development of Pamrevlumab in Pancreatic Cancer

For pancreatic cancer, we continue to enroll an open-label, randomized (2:1) Phase 1/2 trial (FGCL-3019-069) of pamrevlumab combined with gemcitabine plus nab-paclitaxel chemotherapy versus the chemotherapy regimen alone in patients with inoperable locally advanced pancreatic cancer that has not been previously treated. Approximately 42 patients are expected to be treated for up to 6 months. The overall goal of the trial is to determine whether the pamrevlumab combination can convert inoperable pancreatic cancer to operable, or resectable, cancer. Tumor removal is the only chance for cure of pancreatic cancer, but only approximately 15% to 20% of patients are eligible for surgery. The patients are then followed for disease progression and overall survival. Patients are only eligible for this trial if they have confirmed unresectable tumors (and lack of metastases).

We reported on 23 evaluable patients at the 2017 American Society of Clinical Oncology GastroIntestinal Cancer Meeting. Of the 22 patients randomized to pamrevlumab plus standard of care (gemcitabine and nab-paclitaxel), 10 continue on treatment, three discontinued therapy due to serious adverse events unrelated to study drug and seven were reassessed as eligible for resection based on standard scoring criteria set forth in the protocol; three having complete resection (R0) and one having an R1 resection (microscopic evidence of residual tumor cells at the resection margins), while the remaining patients’ tumors were not resected due to the presence of metastatic disease observed during surgery. Of the eleven patients randomized to gemcitabine and nab-paclitaxel alone, five experienced progressive disease, as defined in the protocol, prior to completing treatment, five remained inoperable and one was converted to operable cancer having an R0 resection. After 6 cycles of treatment, plasma levels of CA19.9, a non-specific tumor marker, showed a mean reduction of 78.3% with pamrevlumab plus chemotherapy compared to 48.7% with chemotherapy alone. In addition, this interim data showed improvement in survival among patients in the combination arm, as compared to chemotherapy alone. Patients with locally advanced unresectable pancreatic cancer have median survival of less than 12 months, only slightly better than patients with metastatic pancreatic cancer, whereas patients with resectable pancreatic cancer have a much better prognosis with median survival of approximately 23 months and some patients being cured. If pamrevlumab in combination with chemotherapy continues to demonstrate an enhanced rate of conversion from unresectable cancer to resectable cancer, it may support the possibility that pamrevlumab could provide a substantial survival benefit for locally advanced pancreatic cancer patients. We expect to complete enrollment in the first half of 2017 and complete the six-month treatment period in this trial by year end.

Completed Clinical Trials of Pamrevlumab in Pancreatic Cancer

We completed an open-label Phase 1/2 (FGCL-MC3019-028) dose finding trial of pamrevlumab combined with gemcitabine plus erlotinib in patients with previously untreated locally advanced (stage 3) or metastatic (stage 4) pancreatic cancer. These study results were published in the Journal of Cancer Clinical Trials (Picozzi et al., J Cancer Clin Trials 2017, 2:123). The trial tested pamrevlumab doses of 3 mg/kg, 10 mg/kg, 15 mg/kg, 25 mg/kg, 35 mg/kg and 45 mg/kg administered every two weeks, and pamrevlumab doses of 17.5 mg/kg and 22.5 mg/kg administered weekly after a double loading dose. On Day 15, treatment began with gemcitabine 1000 mg/m 2 weekly for three weeks in a four week cycle and erlotinib 100 mg daily. Treatment continued until progression of the cancer or the patient withdrew for other reasons. Patients were then followed until death. Tumor status was evaluated by CT imaging every eight weeks until disease progression to assess changes in tumor mass.

Seventy-five patients were enrolled in this study with 66 (88%) having stage 4 metastatic cancer. The study demonstrated a dose-related increase in survival, as described in the figure below. At the lowest doses, no patients survived for even one year while at the highest doses up to 31% of patients survived one year.

Effect of Pamrevlumab Dose on One Year Survival in Pancreatic Cancer

*	QW = weekly; Q2W = twice weekly

A post-hoc analysis found that there was a significant relationship between survival and trough levels of plasma pamrevlumab measured immediately before the second dose (Cmin), as illustrated below. Cmin greater than or equal to 150 µg/mL was associated with significantly improved progression-free survival (p=0.01) and overall survival (p=0.03) versus those patients with Cmin less than 150 µg/mL. For patients with Cmin  >  150 µg/mL median survival was 9.0 months compared to median survival of 4.4 months for patients with Cmin < 150 µg/mL. Similarly, 34.2% of patients with Cmin  >  150 µg/mL survived for longer than one year compared to 10.8% for patients with Cmin < 150 µg/mL. These data suggest that sufficient blockade of CTGF requires pamrevlumab threshold blood levels of approximately 150 µg/mL in order to improve survival in patients with advanced pancreatic cancer.

Increased Pancreatic Cancer Survival Associated with Increased Plasma Levels of Pamrevlumab

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

In the study, the majority of adverse events were mild to moderate, and were consistent with those observed for erlotinib plus gemcitabine treatment without pamrevlumab. There were 99 treatment emergent SAEs; six of which were assessed as possibly related by the principal investigator, and 93 as not related to study treatment. We did not identify any evolving dose-dependent pattern, and higher doses of pamrevlumab were not associated with higher numbers of SAEs or greater severity of the SAEs observed.

In both the KPC mouse study and in this clinical trial, pamrevlumab treatment had a substantial effect on survival with no apparent increase to the toxicity of the chemotherapeutic regimen.

Pamrevlumab for Duchenne Muscular Dystrophy

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

Clinical Development of Pamrevlumab for DMD

We continue to enroll patients in our Phase 2 22-patient open-label trial of pamrevlumab in non-ambulatory patients. The primary endpoint is change in pulmonary function compared to each individual subject’s historical decline in lung function. Other endpoints include assessments of cardiac fibrosis and function assessed by magnetic resonance imaging (“MRI”), arm muscle fibrosis and fat assessed by MRI and upper body strength. We have amended our protocol and inclusion criteria with the aim of increasing enrollment.

Other Potential Indications for Pamrevlumab

We believe that pamrevlumab has potential to be a treatment for cancers and a broad array of fibrotic disorders, including:

•	Cancers — melanoma, breast cancer, hepatoma
•	Liver — non-alcoholic steatohepatitis
•	Lung — scleroderma lung disease
•	Radiation induced fibrosis
•	Muscular dystrophies other than Duchenne muscular dystrophy
•	Kidney — diabetic nephropathy, focal segmental glomerular sclerosis
•	Cardiovascular system — congestive heart failure, pulmonary arterial hypertension

Investigational New Drug and Clinical Trial Applications

Pamrevlumab is being studied in the U.S. for the treatment of IPF under an IND that we submitted to the FDA in August 2003. Pamrevlumab is being studied in the U.S. for the treatment of locally advanced or metastatic pancreatic cancer under an IND that we submitted to the FDA in September 2004. Pamrevlumab is being studied in the U.S. for the treatment of DMD under an IND that we submitted to the FDA in June 2015.

Commercialization Strategy for Pamrevlumab

Our goal, if pamrevlumab is successful, is to be a leader in the development and commercialization of novel approaches for inhibiting deep organ fibrosis and treating some forms of cancer. To date, we have retained exclusive worldwide rights for pamrevlumab. We plan to retain commercial rights to pamrevlumab in North America and will also continue to evaluate the opportunities to establish co-development partnerships for pamrevlumab as well as commercialization collaborations for territories outside of North America.

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

FG-5200 Strategy

In January 2016, our subsidiary FibroGen Beijing received CFDA’s written notice of classification of our FG-5200 corneal implant as a Domestic Class III medical device. This allows FibroGen to develop, and if approved, to market FG-5200 corneal implants fabricated in China without any prior reference approval outside of China.

We currently plan to manufacture FG-5200 preclinical and clinical trial material in our aseptic good manufacturing practices production suite located at our Beijing manufacturing plant. We have completed process technology transfer and expect to complete the registration campaign in the first quarter of 2017.   Materials from this campaign will be used in preclinical studies which will commence in China in the second half of this year.   We expect to file a CTA at the end of 2017 and to commence the pivotal clinical trial thereafter.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through December 31, 2016 totals $472.6 million.

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

In China, our subsidiary FibroGen Beijing will conduct the development work for CKD anemia and will hold all of the regulatory licenses issued by China regulatory authorities and be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

Under the AstraZeneca agreements, we receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million time based development milestone. The aggregate amount of such consideration received through December 31, 2016 totals 417.2 million.

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

Roxadustat — Anemia in CKD

If roxadustat is approved for the treatment of anemia in patients with CKD and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used.  Currently available ESAs include epoetin alfa (EPOGEN ®  marketed by Amgen Inc. in the United States, Procrit ®  and Erypo®/Eprex®, marketed by Johnson & Johnson, Inc. and Espo ®  marketed by Kyowa Hakko Kirin (“KHK”), in Japan and China), darbepoetin (Amgen/KHK’s Aranesp ®  and NESP ® ) and Mircera ®  marketed by Hoffmann-La Roche (“Roche”) outside the U.S. and by Galenica, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for over 20 years, serving a significant majority of dialysis patients. While NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. Healthcare providers and patients currently treated with ESAs may be reluctant to switch to roxadustat from products with which they have become familiar.

We, and our collaboration partners, may also face competition from potential new anemia therapies currently in clinical development, including in those patients segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation, Akebia Pharmaceuticals, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF-PH inhibitors for anemia in CKD indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. Akebia is currently conducting two Phase 3 studies in NDD-CKD, one started in December 2015 and the other in February 2016, and two Phase 3 studies in DD-CKD, one in July and the other in August 2016, primarily in the U.S. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016.  Bayer has completed global Phase 2 studies and recently announced its HIF-PH inhibitor is now in continued development in Japan only, currently in Phase 2. Japan Tobacco is in Phase 2b in Japan. Some of these product candidates may enter the market prior to roxadustat. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndrome, for which we submitted a Clinical Trial Application in China in the first half of 2016 and an Investigational New Drug application to the FDA in the fourth quarter of 2016. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. Noxxon Pharma AG has conducted Phase 2 studies with an anti-hepcidin Spiegelmer ®  lexaptepid pegol (NOX-H94), a mirror image of a natural oligonucleotide, in cancer patients for the treatment of anemia associated with chronic disease, as well as in ESA-hyporesponsive patients on dialysis.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as over 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK who recently was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia. 3SBio Inc. also plans on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market in 2016.

The introduction of biosimilar ESAs into the U.S. market may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the end stage renal disease bundle. The patents for Amgen’s epoetin alfa (EPOGEN) expired in 2004 in the EU, and the final material patents in the United States expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories.  In the U.S., a few ESA biosimilars are currently under development or regulatory review, including Retacrit® (epoetin zeta), marketed by Pfizer in Europe, and for which Pfizer has said it plans to resubmit a Biologics License Application (“BLA”) after receiving a complete response letter from the FDA denying approval of its BLA submitted in October 2015.  Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and plans to file a biosimilar BLA in 2017 in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit.  Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively represent more than 70% of the US dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen.  DaVita recently entered into a new 6-year sourcing and supply agreement with Amgen effective through 2022.  Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera® in a significant portion of its U.S. dialysis patients since Mircera was made available by Galenica.  Successful penetration in this market may require a significant agreement with Fresenius or DaVita, on favorable terms and on a timely basis. The currently marketed ESA products are also supported by large pharmaceutical companies with greater experience and expertise in commercialization in the anemia market, including securing reimbursement, government contracts and relationships with key opinion leaders. We expect that significant resources will be required from us and our collaboration partners, AstraZeneca and Astellas, to overcome the challenges of bringing a new product into an established market with concentrated buyers.

Pamrevlumab

We are currently in Phase 2 development of pamrevlumab to treat DMD, IPF, pancreatic cancer, and liver fibrosis. Most of our competitors have significantly more resources and expertise in development, commercialization and manufacturing, particularly due to the fact that we have not yet established a co-development partnership for pamrevlumab. For example, both Roche (through its acquisition of InterMune) and Boehringer Ingelheim Pharma GmbH & Co. KG, who have received approval for product candidates for the treatment of IPF in the U.S., have successfully developed and commercialized drugs in various indications and have built sales organizations that we do not currently have; both have more resources and more established relationships when competing with us for patient recruitment and enrollment for clinical trials or, if we are approved, in the market.

Idiopathic Pulmonary Fibrosis

If approved to treat IPF, pamrevlumab would compete with pirfenidone, which is approved for marketing in Europe, Canada and Japan. As of October 2014, Roche (through its acquisition of InterMune) has obtained approval in the U.S. for pirfenidone for the treatment of IPF and Boehringer Ingelheim has obtained approval in the U.S. and the EU for nintedanib for the treatment of IPF. We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis in a subset of IPF patients, and thus stabilize or improve lung function, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from a product they are already familiar with. We will also likely face competition from potential new IPF therapies.

Pamrevlumab is an injectable protein, which may be more expensive and less convenient than small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Promedior, Inc.’s PRM-151, Bristol-Myers Squibb’s BMS-986020 and Biogen-Idec’s STX-100.

Pancreatic Cancer

We are developing pamrevlumab to be used in combination with Abraxane® (nab-paclitaxel) and gemcitabine in pancreatic cancer. Celgene’s Abraxane was launched in the U.S. and Europe in 2013 and 2014, respectively, and was the first drug approved in this disease in nearly a decade. In 2015, Merrimack Pharmaceuticals Inc. (“Merrimack”) received FDA approval for the use of ONIVYDE (irinotecan liposome injection) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy. In addition, treatments for cancer are often used in combination instead of as monotherapy; thus, we also face competition for pamrevlumab from other agents seeking approval in conjunction with gemcitabine and Abraxane. NewLink Genetics Corporation’s Indoximod and Merrimack’s MM-141 are examples.

There are a number of other product candidates in clinical trials for pancreatic cancer, many of which are in combination with existing chemotherapies, as both first-line and second-line therapy for metastatic pancreatic cancer. We will not only face a large number of product candidates competing for patient recruitment and enrollment for our clinical trials, but we could also face a substantial number of competitors if pamrevlumab is approved for the treatment of pancreatic cancer.

Duchenne Muscular Dystrophy

If approved and launched commercially to treat DMD in the U.S., pamrevlumab will face competition from two recently approved drugs.

On September 19, 2016 the FDA approved Sarepta Therapeutics’s Exondys 51 (eteplirsen).  This was the first drug approved to treat Duchenne Muscular Dystrophy.  Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping therapy.  This mutation represents a subset of approximately 13% of patients with Duchenne Muscular Dystrophy.

On February 9, the FDA approved Marathon Pharmaceuticals’ corticosteroid Emflaza (deflazacort) for the treatment of patients 5 years and older with Duchenne Muscular Dystrophy.  Although approved for other indications outside of the US, this was the first approval for deflazacort in the U.S. and the first approval in the U.S. for the use of a corticosteroid to treat Duchenne Muscular Dystrophy.

If approved and launched commercially in Europe, pamrevlumab will face competition from PTC Therapeutics’ product ataluren (Translarna TM ). Ataluren received conditional approval in Europe in 2014.Translarna targets a different set of DMD patients from those targeted by Sarepta’s drug; however, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation. Pavrevlumab may also face competition from other drugs currently in clinical development which have filed regulatory approval in Europe, including Santhera Pharmaceuticals’ drug idebenone (Raxone ® /Catena ® ) and Sarepta Therapeutics Exondys-51 which has not yet been approved in Europe. Pamrevlumab could also face competition from other drugs in clinical development including drugs from Pfizer, Summit plc and Tivorsan Pharmaceuticals. Pfizer’s product candidate, which is in Phase 2 development, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. The goal of these programs is to increase the production the utrophin protein to compensate for the nonfunctional dystrophin protein produced by DMD patients. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and Tivorsan intends to submit an IND and start Phase 1 in 2017. Summit and Sarepta recently announced a collaboration in which the companies have agreed to collaborate on Summit’s utrophin modulator pipeline including its lead candidate ezutromid.  The companies will co-develop the pipeline and Sarepta will receive the rights to the compounds in Europe, Turkey, and the Commonwealth of Independent States.  Sarepta also has an option on the rights to the program for Latin America.  Summit will retain commercialization rights in all other countries including the U.S.

MANUFACTURE AND SUPPLY

We have historically and in the future plan to continue to enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates for territories outside of China. We believe that this manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to establishing a significant internal manufacturing infrastructure, unless there is additional strategic value for establishing manufacturing capabilities, such as in China. As our product candidates proceed through development, we are discussing the timing of entry into longer term commercial supply agreements with key suppliers and manufacturers in order to meet the ongoing and planned clinical and commercial supply needs for ourselves and our partners. Our timing of entry into these agreements is based on the current development plans for roxadustat, pamrevlumab and FG-5200.

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third party contract manufacturers. Our third party manufacturers of roxadustat Phase 3 study material include Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited and their respective affiliates (collectively “WuXi STA”) and Catalent, Inc. (“Catalent”). WuXi STA is located in China and currently supplies our active pharmaceutical ingredient (“API”), and intermediate needs for those materials used in our Phase 3 clinical trials. WuXi STA has passed inspections by several regulatory agencies, including the FDA and CFDA, and is cGMP compliant. Catalent is located in the U.S. and supplies our Phase 3 tablet materials and provides tablet development services. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

To date, we believe that roxadustat has been manufactured under cGMP and in compliance with applicable regulatory requirements for the manufacture of drug substance and drug product used in clinical trials and we and Astellas have performed audits of the existing roxadustat manufacturers. The intended commercial manufacturing route outside of China has been successfully scaled up to multiple hundred kilogram scale and produced several metric tons of roxadustat drug substance. We are in discussions with multiple parties regarding longer term commercial supply arrangements.

In China, we plan to use the clinical material from WuXi STA and will conduct bioequivalence tests before NDA product is manufactured at the FibroGen Beijing manufacturing facility. Until our FibroGen Beijing manufacturing facility is qualified and licensed for manufacture of roxadustat for the China market, we will continue to rely on external contract manufacturers for both API and drug product manufacturing. We plan to use drug product from our FibroGen Beijing manufacturing facility upon commercialization. We plan on using API from contract manufacturers or our own facility for commercial supply, depending on evolving manufacturing and environmental regulations.

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

Pamrevlumab

To date, pamrevlumab has been manufactured using specialized biopharmaceutical process techniques under an agreement with a qualified third party contract manufacturer, Boehringer Ingelheim. Our contract manufacturer is the sole source for the current clinical supply of the drug substance and drug product for pamrevlumab. Our contract manufacturer is only obligated to supply the amounts of pamrevlumab as agreed on pursuant to work orders that are executed from time to time under our agreement as we determine need for clinical material, and we are not required to make fixed or minimum annual purchases. Our existing agreement allows us to transfer the cell line manufacturing process to another third party manufacturer at our expense, and our contractor is obligated to provide reasonable technology transfer assistance in the event of such a transfer.

FG-5200

The manufacture of FG-5200 requires three distinct steps under cGMP and involves three parties in three locations. Our proprietary recombinant human collagen is produced under contract by a third party in Finland. After quality assurance release, we freeze-dry the material in our U.S. facility. We are still determining any facility licensing requirements for this step. The final step is the production of FG-5200, which will be done in a qualified aseptic manufacturing suite at the FibroGen Beijing manufacturing facility. After completion of the final validation of the sterile process (currently in progress), implants will be manufactured there for product registration testing, clinical testing, as well as for commercial use in the future.

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

FibroGen Beijing as a domestic entity will be submitting a Domestic New Drug Application under the Domestic Class 1 designation which refers to a new drug which has never been marketed in any country.

In order to obtain market authorization, FibroGen Beijing must submit to the CFDA an NDA package that contains information similar to what is necessary for a U.S. NDA, including preclinical data, clinical data, technical data on API and drug product and related stability data. The stability data must be generated from a three-batch registration campaign that is conducted at our Beijing facility, from which samples will be tested by the CFDA.

If the NDA package is acceptable, FibroGen Beijing will be granted a New Drug License confirming the drug as suitable for marketing. In addition, FibroGen Beijing will be granted a Manufacturing License which lists the Drug Approval Code as well as the name and address of the Manufacturing License holder. Manufacturing further requires a Pharmaceutical Production Permit (“PPP”), as well as cGMP certification. We recently received a PPP, certifying that our manufacturing facility and manufacturing process in that facility are suitable for the manufacture of a drug for clinical or commercial purposes. A PPP requires demonstration that the facility has: (i) legally qualified pharmaceutical and engineering professionals and necessary technical workers; (ii) the premises, facilities and hygienic environment required for drug manufacturing; (iii) institutions, personnel, instruments and equipment necessary to conduct quality control and testing for drugs to be produced; and (iv) rules and regulations to ensure the quality of drugs. The PPP is required prior to conducting the registration campaign for stability and other data for the NDA.

After NDA approval, FibroGen Beijing will be required to conduct a three-batch validation campaign, one of which will be observed onsite by the CFDA. At the successful completion of the validation campaign and associated inspection, FibroGen Beijing will be granted a cGMP certification for the commercial production of roxadustat at our Beijing manufacturing facility. Only after the issuance of the cGMP license can roxadustat be manufactured and sold commercially to the China market.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of companies seeking to reference another company’s NDA or BLA. The Hatch-Waxman Act provides a 5-year period of exclusivity to any approved NDA for a product containing a NCE never previously approved by FDA either alone or in combination with another active moiety. No application or abbreviated new drug application directed to the same NCE may be submitted during the 5-year exclusivity period, except that such applications may be submitted after 4 years if they contain a certification of patent invalidity or non-infringement of the patents listed with the FDA by the innovator NDA.

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

Orphan Drug Act

Pamrevlumab has received orphan drug designation in IPF in the U.S. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

In China, there is also an opportunity for data exclusivity for a period of six years for data included in an NDA applicable to a NCE. According to the Provisions for Drug Registration, the Chinese government protects undisclosed data from drug studies and prevents the approval of an application made by another company that uses the undisclosed data for the approved drug. In addition, if an approved drug manufactured in China qualifies as an innovative drug, such as Domestic Class 1, and the CFDA determines that it is appropriate to protect public health with respect to the safety and efficacy of the approved drug, the CFDA may elect to monitor such drug for up to five years. During this post-marketing observation period, the CFDA will not grant approval to another company to produce, change dosage form of or import the drug while the innovative drug is under observation. The approved manufacturer is required to provide an annual report to the regulatory department of the province, autonomous region or municipality directly under the central government where it is located. Each of the data exclusivity period and the observation period runs from the date of approval for production of the NCE or innovative drug, as the case may be.

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

Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technologies, inventions and any improvements that we consider important to the development and implementation of our business and strategy. Our ability to maintain and solidify our proprietary position for our products and technologies will depend, in part, on our success in obtaining and enforcing valid patent claims. Additionally, we may benefit from a variety of regulatory frameworks in the U.S., Europe, China, and other territories that provide periods of non-patent-based exclusivity for qualifying drug products. Refer to “Government Regulation — Regulatory Exclusivity for Approved Products.”

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

Our extensive worldwide patent portfolio includes multiple granted and pending patent applications relating to roxadustat and pamrevlumab. Currently granted patents relating to composition-of-matter for roxadustat and for pamrevlumab are expected, for each product candidate, to expire in 2024 or 2025, in each case exclusive of any patent term extension that may be available. U.S. patents, and any corresponding foreign patents that may grant relating to crystalline forms of roxadustat, are expected to expire in 2033, exclusive of any extension. Additional patents and patent applications relating to manufacturing processes, formulations, and various therapeutic uses, including treatment of specific indications and improvement of clinical parameters, provide further protection for product candidates.

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

Roxadustat Patent Portfolio

Our roxadustat patent portfolio includes multiple granted U.S. patents offering protection for roxadustat, including protection for roxadustat composition-of-matter, for pharmaceutical compositions containing roxadustat, and for methods for treating anemia using roxadustat or its analogs. Exclusive of any patent term extension, the granted U.S. patents relating to the composition-of-matter of roxadustat are due to expire in 2024 or 2025. Corresponding patents have been granted in Europe and in multiple territories worldwide. Exclusive of any patent term extension, these granted foreign patents, and any pending patent applications, if granted, are due to expire in 2024. Patents issued by the U.S. Patent and Trademark Office relating to crystalline forms of roxadustat are due to expire in 2033, as are patents granted from the corresponding foreign patent applications currently pending worldwide.

We believe that, if roxadustat is approved, a full five-year patent term extension under the Hatch-Waxman act will be available for a granted U.S. patent relating to roxadustat, which extension would expire in 2029 or 2030, depending on the patent extended.  Refer to “Government Regulation — Regulatory Exclusivity for Approved Products — U.S. Patent Term Restoration.”

We also hold various U.S. and foreign granted patents and pending patent applications directed to manufacturing processes, formulations, and methods for use of roxadustat.

Roxadustat China Patent Portfolio

Our China patent portfolio relating to roxadustat includes granted patents covering composition-of-matter, pharmaceutical compositions, methods of use, and manufacturing processes for roxadustat, as well as medicaments containing roxadustat for treating conditions including anemia of chronic disease, iron deficiency, and ischemic disorders.

These granted patents are due to expire in 2022 through 2024. Our roxadustat patent portfolio in China also includes pending patent applications relating to manufacturing processes for roxadustat, crystalline forms of roxadustat, and various methods for use relating to the treatment of anemia or improvement of anemia-related parameters using roxadustat.

We believe that roxadustat, as a new chemical entity, would be eligible for six years of data exclusivity in China. Furthermore, upon approval as a new drug, roxadustat may receive up to five years of market exclusivity under a CFDA-imposed new drug monitoring period. Refer to “Government Regulation — Regulatory Exclusivity for Approved Products — Foreign Country Data Exclusivity.”

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

This portfolio reflects a series of discoveries we made from the initial days of our HIF program through the present time. Our research efforts have resulted in progressive innovation, and the corresponding patents and patent applications reflect the success of our HIF program. Such discoveries include the ability of HIF-PH inhibitors:

•	To induce endogenous EPO in anemic CKD patients.
•	To increase efficacy of EPO signaling.
•	To enhance EPO responsiveness of the bone marrow, for example, by increasing EPO receptor expression.
•

To overcome the suppressive and inhibitory effects of inflammatory cytokines, such as members of the interleukin-1 (“IL-1”) and interleukin-6 (“IL-6”) cytokine families, on EPO production and responsiveness.

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

On June 30, 2016, GlaxoSmithKline LLC (“GSK”) filed with the U.S. Patent and Trademark Office petitions for inter partes review of six of the above-listed U.S. patents (U.S. Patent Nos. 8,466,172; 8,614,204; 8,629,131; 8,604,012; 8,609,646; and 8,604,013).  Inter partes review (“IPR”) is a process through which a third party can challenge the validity of an issued U.S. patent.  We previously stated that, even in the case that these patents are narrowed in scope or revoked in their entirety, these actions do not challenge FibroGen’s exclusivity or freedom-to-operate for roxadustat.

In its IPR petitions, GSK presented challenges against each of the claims of these patents. We filed preliminary patent owner responses explaining why each petition failed to demonstrate that any of the claims were unpatentable. On January 11, 2017, a panel of the Patent Trial and Appeal Board agreed with FibroGen and denied each of the six petitions, refusing to institute any of the requested IPR challenges against these FibroGen patents. These decisions are final and non-appealable.

Akebia Therapeutics, Inc., and others have filed oppositions against certain European patents corresponding to some of the above-listed cases. An opposition is a European Patent Office mechanism providing for a third-party challenge to a granted European patent. These oppositions are currently ongoing or are under appeal. While we believe our patents will be upheld, the ultimate outcomes of the oppositions remain uncertain, and ultimate resolution of each of these proceedings may take two to four years or longer. However, we note that narrowing or even revocation of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

Pamrevlumab Patent Portfolio

Our pamrevlumab patent portfolio includes U.S. patents providing composition-of-matter protection for pamrevlumab and related antibodies, and for methods of using such in the treatment of fibroproliferative disorders, including IPF, liver fibrosis, and pancreatic cancer. Exclusive of any patent term extension, U.S. patents relating to pamrevlumab composition-of-matter are due to expire in 2024 or 2025. Corresponding patents have been granted in Europe and in multiple territories worldwide. Exclusive of any patent term extension, these foreign patents are due to expire in 2024.

We believe that, if pamrevlumab is approved, a full five-year patent term extension under the Hatch-Waxman act will be available for a granted patent relating to pamrevlumab, which extension would expire in 2029 or 2030, depending on the patent extended . In addition, we believe that pamrevlumab, if approved under a BLA, should qualify for the 12-year period of exclusivity currently permitted by the BPCIA. Refer to “Government Regulation — Regulatory Exclusivity for Approved Products.”

We also hold additional granted U.S. and foreign patents and pending patent applications directed to the use of pamrevlumab to treat IPF, DMD, pancreatic cancer, liver fibrosis, and other disorders.

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

In-Licenses

Dana-Farber Cancer Institute

Effective March 2006, we entered into a license agreement with the Dana-Farber Cancer Institute (“DFCI”), under which we obtained an exclusive license to certain patent applications, patents and biological materials for all uses. The patent rights relate to inhibition of prolyl hydroxylation of the alpha subunit of hypoxia-inducible factor (HIFα), and include granted U.S. and foreign patents due to expire in 2022, exclusive of possible patent term extension. The licensed patents relate to use of HIF-PH inhibitors such as roxadustat.

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

University of Miami

In May 1997, we entered into a license agreement with the University of Miami (the “University”), amended in July 1999, under which we obtained an exclusive, worldwide license to certain patent applications and patents for all uses. The current patent rights include U.S. and foreign patents that relate to biologically active fragments of CTGF, and corresponding nucleic acids, proteins, and antibodies, and are due to expire in 2019, exclusive of any patent term extension that may be available. The licensed patents relate to pamrevlumab and related products.

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

The agreement granted us an option to obtain an exclusive worldwide, royalty-bearing, commercial license to develop antibodies derived from Medarex’s HuMAb-Mouse technology, for use in the development and commercialization of diagnostic and therapeutic products. In December 2002, we exercised that option with respect to twelve antibodies inclusive of the antibody from which pamrevlumab is derived. We granted back to Medarex an exclusive, worldwide, royalty-free, perpetual, irrevocable license, with the right to sublicense, to certain inventions created during the parties’ research collaboration, with such license limited to use by Medarex outside the scope of our licensed antibodies.

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

In addition to research support payments by us to Medarex during the Research Period, and an upfront commercial license fee in the form of 181,819 shares of FibroGen Series D Convertible Preferred Stock paid upon exercise of our option, we committed development-related milestone payments of up to $11 million per therapeutic product containing a licensed antibody, and we have paid a $1 million development-related milestone, in the form of 133,333 shares of FibroGen Series G Convertible Preferred Stock, for pamrevlumab to date. At our election, the remaining milestone payments may be paid in common stock of FibroGen, Inc., or cash.

With respect to our sales and sales by our affiliates, the agreement also requires us to pay Medarex low single-digit royalties for licensed therapeutic products and low double-digit royalties plus certain capped sales-based bonus royalties for licensed diagnostic products. With respect to sales of licensed products by a sublicensee, we may elect to pay the foregoing royalties based on our sublicensee’s sales, or a percentage (in the high-teens) of all payments received by us from such sublicensee. We are also required to reimburse Medarex any pass-through royalties, if any, payable under Medarex’s upstream license agreements with Medical Research Council and DNX. Royalties payable by us under the agreement are on a licensed product-by-licensed product and country-by-country basis and subject to reductions in specified circumstances, and royalties are payable for a period until either expiration of patents covering the applicable licensed product or a specified number of years following the first commercial sale of such product in the applicable country.

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

EMPLOYEES

As of January 31, 2017, we had 364 full-time employees, 91 of whom held Ph.D. or M.D. degrees, 283 of whom were engaged in research and development and 81 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us. We consider our employee relations to be good.

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

Research and development expenses for fiscal years ended December 31, 2016, 2015 and 2014 were $187.2 million, $214.1 million and $150.8 million, respectively. We expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. For fiscal years ended December 31, 2016, 2015 and 2014, substantially all of our revenue was related to our collaboration agreements.

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

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab (FG-3019), in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2016, 2015 and 2014 was approximately $61.7 million, $85.8 million and $59.5 million, respectively. As of December 31, 2016, we had an accumulated deficit of $469.7 million. As of December 31, 2016, we had capital resources consisting of cash, cash equivalents and short-term investments of $253.2 million plus $71.0 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

During the years ended December 2016, 2015 and 2014, substantially all of our revenues recognized were from our collaboration partners.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, roxadustat, and our second compound in development, pamrevlumab.

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

The clinical and commercial success of roxadustat and pamrevlumab will depend on a number of factors, many of which are beyond our control, and we may be unable to complete the development or commercialization of roxadustat or pamrevlumab.

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Our Development Program for Roxadustat” and “Business — Pamrevlumab for the Treatment of Fibrosis and Cancer” for a discussion of the adverse events and SAEs that have emerged in clinical trials of roxadustat and pamrevlumab.

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

If we or third party manufacturers on which we rely cannot manufacture sufficient quantities of our product candidates, or at sufficient quality, we may experience delays in development, regulatory approval, launch or commercialization.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture our product candidates at sufficient yields and at commercial scale. We have not yet entered into any commercial supply agreements with third-party manufacturers. We have limited experience manufacturing, or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting or coordinating forecasting supply for launch or commercialization, which is a complex process involving our third-party manufacturers and for roxadustat our collaboration partners. We may not be able to sufficiently forecast supplies for commercial launch, or do so in a timely manner and our efforts to establish these manufacturing capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP.

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

Our clinical trials must be conducted with product produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We and even an experienced third party manufacturer may encounter difficulties in production, which difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	supply chain issues, including coordination of multiple contractors in our supply chain;
•	the timely availability and shelf life requirements of raw materials and supplies;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
•	natural disasters, such as floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ®  and Erypo ®/Eprex ® , marketed by Johnson & Johnson Inc., and Espo ®  marketed by Kyowa Hakko Kirin (“KHK”), in Japan and China), darbepoetin (Amgen/KHK’s Aranesp ®  and NESP ® ) and Mircera ®  marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Galenica, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for over 20 years, serving a significant majority of dialysis dependent CKD patients. While NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications, may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. Akebia is currently conducting two Phase 3 studies in non-dialysis dependent CKD patients primarily in the U.S., one started in December 2015 and the other in February 2016, and more recently initiated two Phase 3 studies in DD-CKD, one in July 2016 and the other in August 2016, also primarily in the U.S. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Bayer has completed global Phase 2 studies and recently announced its HIF-PH inhibitor is now in continued development in Japan only, currently in Phase 2.  Japan Tobacco is in Phase 2b in Japan. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndrome (“MDS”), for which we submitted a Clinical Trial Application in China in the first half of 2016 and an Investigational New Drug application to the FDA in the fourth quarter of 2016. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. Noxxon Pharma AG has conducted Phase 2 studies with an anti-hepcidin Spiegelmer ®  lexaptepid pegol (NOX-H94), a mirror image of a natural oligonucleotide, in cancer patients for the treatment of anemia associated with chronic disease, as well as in ESA-hyporesponsive patients on dialysis. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as over 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK who recently was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia. 3SBio Inc. also plans on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market in 2016.

The introduction of biosimilar ESAs into the market in the U.S. may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the end stage renal disease bundle. The patents for Amgen’s epoetin alfa, EPOGEN, expired in 2004 in the European Union (“EU”), and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development or regulatory review, including Retacrit® (epoetin zeta), marketed by Pfizer in Europe and for which Pfizer has said it plans to resubmit a Biologics License Application (“BLA”) for after receiving a complete response letter from the FDA denying approval of its BLA submitted in October 2015.  Sandoz, a division of Novartis, markets Binocrit ®  (epoetin alfa) in Europe and plans to file a biosimilar BLA in 2017 in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively, provide dialysis care to approximately 70% of the U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita recently entered into a new 6-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera ®  in a significant portion of its U.S. dialysis patients since Mircera was made available by Galenica. Successful penetration of this market may require AstraZeneca to reach a significant agreement with Fresenius or DaVita on favorable terms and on a timely basis.

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Promedior Inc.’s PRM-151, Bristol-Myers Squibb’s BMS-986020 and Biogen-Idec’s STX-100.

If pamrevlumab is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for pamrevlumab would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation, Merrimack Pharmaceuticals, Inc. (“Merrimack”) and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane ® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade. In 2015, Merrimack received FDA approval for the use of ONIVYDE (irinotecan liposome injection) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy.

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Marathon Pharmaceuticals (“Marathon”), Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and recently received accelerated approval in the United States for its first drug Exondys 51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Marathon received approval for its drug Emflaza (deflazacort) on February 9, 2017. PTC Therapeutics’ product ataluren (Translarna TM ) received conditional approval in Europe in 2014 and a Refuse to File letter from the FDA in March 2016. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however it is also limited to a subset of patients who carry a specific mutation.

Conversely, pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. For example, Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone ® /Catena ® ) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously the company had expected this additional trial to be confirmatory rather than necessary for submission.  Separately, the EMEA has accepted Santhera’s filing for Raxone in DMD patients.  Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and Tivorsan intends to submit an IND and start Phase 1 in 2017.. Summit and Sarepta recently announced a collaboration in which the companies have agreed to collaborate on Summit’s utrophin modulator pipeline including its lead candidate ezutromid.  The companies will co-develop the pipeline and Sarepta will receive the rights to the compounds in Europe, Turkey, and the Commonwealth of Independent States.  Sarepta also has an option on the rights to the program for Latin America.  Summit will retain commercialization rights in all other countries including the U.S.

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

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. In the potential anemia market for roxadustat, for example, large and established companies such as Amgen and Roche, among others, compete aggressively to maintain their market shares. In particular, the currently marketed ESA products are supported by large pharmaceutical companies have greater experience and expertise in commercialization in the anemia market, including in securing reimbursement, government contracts and relationships with key opinion leaders; conducting testing and clinical trials; obtaining and maintaining regulatory approvals and distribution relationships to market products; and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in later stages of development, and have collaboration agreements in our target markets with leading dialysis companies and research institutions. These competitors have in the past successfully prevented new and competing products from entering into the anemia market, and we expect that their resources will represent challenges for us and our collaboration partners, AstraZeneca and Astellas. If we and our collaboration partners are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act (“AIA”), effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Our commercial success may depend on our avoiding infringement of the patents and other proprietary rights of third parties as well as on enforcing our patents and other proprietary rights against third parties. Pharmaceutical and biotechnology intellectual property disputes are characterized by complex, lengthy and expensive litigation over patents and other intellectual property rights. We may initiate or become party to, or be threatened with, future litigation or other proceedings regarding intellectual property rights with respect to our product candidates and competing products.

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

We may consider administrative proceedings and other means for challenging third party patents and patent applications. Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed. Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees. For example, Akebia Therapeutics, Inc., and others have filed oppositions against certain European patents corresponding to some of the above-listed cases. An opposition is a European Patent Office mechanism providing for a third-party challenge to a granted European patent. These oppositions are currently ongoing or under appeal. While we believe our patents will be upheld, the ultimate outcomes of the oppositions remain uncertain, and ultimate resolution of each of these proceedings may take two to four years or longer. However, we note that narrowing or even revocation of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

•

foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

•

the Trade Agreements Act (“TAA”), which requires that drugs sold to the United States Government must be manufactured in the United States or in TAA approved and designated countries.  Drugs manufactured in countries not approved under the TAA, may not be sold to the United States without specific regulatory approval.  We have little experience with this regulation and there is a risk that drugs made from Chinese-made API may not be sold to an entity of the United States such as the Veterans Health Administration (“VA”) due to our inability to obtain regulatory approval.  While there have been recent VA policy changes that appear to allow for sale of drugs from non-TAA approved countries, this policy may change or there may be additional policies or legislation that affect our ability to sell drug to the U.S. Government.

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

The impact of recent U.S. healthcare reform, its potential partial or full repeal, and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model.

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Given these possibilities and others we may not anticipate, the full extent to which our business, results of operations and financial condition could be adversely affected by the recent proposed legislation and the Executive Order is uncertain. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), plans to seek approval for roxadustat in China as a Domestic Class 1 Drug, which we believe, if approved, would be the first CFDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the U.S. and Europe. Because of this largely novel regulatory pathway, the CFDA approval process may take longer than we currently expect, or the CFDA may require us to submit additional data including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could impact the CFDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical and manufacturing (including bio-equivalency) data currently required for approval and the timing and process of a potential approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical or manufacturing data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

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

In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. In order to prevent or mitigate any delay in commercialization, we are establishing a 5,500 square meter commercial manufacturing facility in Cangzhou, Hebei, with the intention of being operational shortly after NDA approval.  Any delays related to these regulations or our new manufacturing facility could adversely affect the cost timing of our commercialization in China.

In May 2016, China announced implementation of a three-year pilot program for the Marketing Authorization Holder System (“MAH”) in certain piloted regions. We are considering applying to participate in this program, and if accepted, we may be able to outsource drug product or API manufacturing to third parties while retaining the manufacturing license.  However, we cannot know if we will be accepted into the MAH program, or how long such program will be available.

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

Even if roxadustat is approved in China, it will face intense competition in the market for treatments of anemia in CKD. Roxadustat would compete with ESAs, which are offered by established multinational pharmaceutical companies such as Kyowa Hakko Kirin China Pharmaceutical Co., Ltd. and Roche and Chinese pharmaceutical companies such as 3SBio Inc. and Di’ao Group Chengdu Diao Jiuhong Pharmaceutical Factory. Many of these competitors have substantially greater name recognition, scientific, financial and marketing resources as well as established distribution capabilities than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and in creating market awareness for those products. Many of these competitors have significantly more experience than we have in navigating the Chinese regulatory framework regarding the development, manufacturing and marketing of drugs in China, as well as in marketing and selling anemia products in China. Additionally, we believe that most patients with anemia in CKD in China are currently being treated with traditional Chinese medicine, which is widely accepted and highly prevalent in China. Traditional Chinese medicine treatments are often oral and thus convenient and low-cost, and practitioners of traditional Chinese medicine are numerous and accessible in China. As a result, it may be difficult to persuade patients with anemia in CKD to switch from traditional Chinese medicine to roxadustat.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2016, approximately $2.3 million of our cash and cash equivalents is held in China.

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

The tax regulations of the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties and distributions, if any are achieved.  In the U.S., comprehensive tax reform has been announced as a priority by the new President’s administration and the U.S. Congress. Various proposals are under evaluation and consideration but it is not possible to accurately ascertain at this time the overall impact of such proposals on our future effective tax rate and corporate structure.

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

We seek to protect the products and technology that we consider important to our business by pursuing patent applications in China and other countries, relying on trade secrets or pharmaceutical regulatory protection or employing a combination of these methods. We note that the filing of a patent application does not mean that we will be granted a patent, or that any patent eventually granted will be as broad as requested in the patent application or will be sufficient to protect our technology. There are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications not to be granted, including known or unknown prior art, deficiencies in the patent application, or lack of originality of the technology. Furthermore, the terms of our patents are limited. The patents we hold and the patents that may be granted from our currently pending patent applications have, absent any patent term adjustment or extension, a twenty-year protection period starting from the date of application.

Intellectual property rights and confidentiality protections in China may not be as effective as those in the U.S. or other countries for many reasons, including lack of procedural rules for discovery and evidence, low damage awards, and lack of judicial independence. Implementation and enforcement of China intellectual property laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability and validity of our proprietary rights or those of others. The experience and capabilities of China courts in handling intellectual property litigation varies and outcomes are unpredictable. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business.

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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

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

We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.

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

As of January 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 24.87% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2017. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition. In the U.S., comprehensive tax reform has been announced as a priority by the new President’s administration and the U.S. Congress. Various proposals are under evaluation and consideration but it is not possible to accurately ascertain at this time the overall impact of such proposals on our future tax liabilities, profitability, and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in  the U.S, state and local, or various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported on the NASDAQ.

	High	Low
2016:
Quarter ended March 31, 2016	$30.50	$14.76
Quarter ended June 30, 2016	22.15	14.85
Quarter ended September 30, 2016	22.46	16.44
Quarter ended December 31, 2016	23.40	15.60
2015:
Quarter ended March 31, 2015	$36.23	$27.48
Quarter ended June 30, 2015	30.99	17.36
Quarter ended September 30, 2015	29.76	21.66
Quarter ended December 31, 2015	31.36	20.53

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

Stockholders

As of January 31, 2017, there were 272 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street name by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, warrants to purchase 1,600 shares and 1,108 shares of our common stock were net exercised at a per share price of $4.38 and $15.00, respectively.

During the year ended December 31, 2015, warrants to purchase 72,000 shares, 49,842 shares, 26,880 shares and 17,256 shares of our common stock were net exercised at a per share price of $4.38, $15.00, $3.13 and $4.38, respectively.

These shares issued pursuant to the warrants were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(a)(2) of such Act for transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated results of operations data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015 should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The selected consolidated results of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

		Years Ended December 31,
		2016	2015	2014	2013	2012
		(in thousands, except for per share data)
	Result of Operations
	Revenue:
	License and milestone revenue	$137,352	$148,093	$117,191	$94,961	$62,845
	Collaboration services and other revenue	42,225	32,735	20,410	7,209	3,088
	Total revenue	179,577	180,828	137,601	102,170	65,933
	Operating expenses:
	Research and development (1)	187,206	214,089	150,794	85,710	74,222
	General and administrative (1)	46,025	44,364	36,909	24,409	18,934
	Total operating expenses	233,231	258,453	187,703	110,119	93,156
	Loss from operations	(53,654)	(77,625)	(50,102)	(7,949)	(27,223)
	Total interest and other, net	(8,097)	(7,912)	(9,402)	(6,994)	(5,448)
	Loss before income taxes	(61,751)	(85,537)	(59,504)	(14,943)	(32,671)
	Provision for (benefit from) income taxes	(71)	242	—	—	(100)
	Net loss	$(61,680)	$(85,779)	$(59,504)	$(14,943)	$(32,571)
	Net loss per share—basic and diluted	$(0.98)	$(1.42)	$(3.17)	$(1.13)	$(2.48)
	Weighted-average number of common shares used in net loss per share— basic and diluted	62,744	60,337	18,775	13,186	13,128

(1)	Stock-based compensation expense is included in our results of operations as follows (in thousands):
		Years Ended December 31,
		2016	2015	2014	2013	2012
		(in thousands)
	Research and development	$19,070	$16,987	$10,893	$1,925	$2,277
	General and administrative	13,062	10,694	7,805	1,519	2,284
	Total stock-based compensation expense	$32,132	$27,681	$18,698	$3,444	$4,561

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$173,782	$153,324	$165,455	$76,332	$38,872
Short-term and long-term investments	150,407	159,567	158,633	61,833	82,630
Working capital	201,391	133,383	135,484	106,164	29,125
Total assets	469,552	470,574	483,528	296,952	265,588
Deferred revenue	114,697	97,860	70,206	36,649	5,764
Lease financing obligations	97,856	97,445	97,221	96,809	92,902
Product development obligations	14,854	15,085	16,465	18,257	17,152
Senior preferred stock	—	—	—	168,436	168,436
Junior preferred stock	—	—	—	136,313	136,313
Accumulated deficit	(469,742)	(408,062)	(322,283)	(262,779)	(247,836)
Total stockholders’ equity (deficit)	155,838	177,554	221,405	(88,708)	(73,952)
Non-controlling interests	19,271	19,271	19,271	27,875	27,700
Total equity (deficit)	$175,109	$196,825	$240,676	$(60,833)	$(46,252)

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a science-based biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab (FG-3019), a fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”) is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We have taken a global approach to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”).

Financial Highlights

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except for per share data)
Result of Operations
Revenue	$179,577	$180,828	$137,601
Operating expenses	233,231	258,453	187,703
Net loss	(61,680)	(85,779)	(59,504)
Net loss per share - basic and diluted	$(0.98)	$(1.42)	$(3.17)

		December 31, 2016	December 31, 2015
		(in thousands)
Balance Sheet
Cash and cash equivalents		$173,782	$153,324
Short-term and long-term investments		$150,407	$159,567
Accounts receivable		$10,448	$15,405

During the fourth quarter of 2015, the $116.5 million cap on our share of development costs for roxadustat was reached. As such, all development and commercialization costs thereafter for roxadustat for the treatment of anemia in CKD in the United States (“U.S.”), Europe, Japan and all other markets outside of China will be paid by Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”). All development and commercialization costs for roxadustat in China will be shared equally, and AstraZeneca will pay for all of our commercialization costs until profitability and AstraZeneca will recoup such costs out of product sales, if any. Any termination of any of our collaboration agreements would require us to fund the further development and commercialization of roxadustat in the affected territory or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations.

Our revenue for the year ended December 31, 2016 decreased compared to the prior year primarily due to an upfront payment of $62.0 million received under our collaboration agreements with AstraZeneca and a $10.0 million development milestone revenue recorded under our collaboration agreements with Astellas during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received under our collaboration agreements with AstraZeneca during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues. The decreases were partially offset by the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations as discussed above. Therefore during the year ended December 31, 2016, we billed and were reimbursed for 100% of our U.S., Europe and Japanese CKD anemia development costs, as compared to only 50% during the majority of the prior year.

Operating expenses decreased for the year ended December 31, 2016 compared to the prior year primarily due to lower research and development outside services expense, as we had reached the cap with AstraZeneca during the fourth quarter of 2015 as discussed above, therefore we no longer reimbursed the 50% portion of AstraZeneca’s development costs. The decrease was partially offset by higher clinical trial expenses related to roxadustat, and higher stock-based compensation and employee-related expenses.

Our research and development expenses were $187.2 million, $214.1 million and $150.8 million for the years ended December, 31, 2016, 2015 and 2014, respectively. Since inception and through December 31, 2016, we have incurred a total of $1,319.7 million in research and development expenses, a majority of which relates to the development of roxadustat, FG-3019 and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next several years and we expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. We will not generate revenue based on product sales unless and until we or one of our partners successfully complete development of and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming.

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

During the year ended December 31, 2016, we had a net loss of $61.7 million, or net loss per basic and diluted share of $0.98, as compared to a net loss of $85.8 million, or net loss per basic and diluted share of $1.42 for the prior year, primarily due to a decrease in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $334.6 million at December 31, 2016, an increase of $6.3 million from December 31, 2015, primarily due to cash provided by operations and financing activities.

Programs

We continued to make progress in the development of our lead clinical programs this year.

Roxadustat, the first HIF-PH inhibitor to enter Phase 3 clinical development, acts by stimulating the natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas and AstraZeneca, continue to advance roxadustat through our global Phase 3 development program for the treatment of anemia in both dialysis-dependent chronic kidney disease (“DD-CKD”) patients and chronic kidney disease patients who are not dialysis-dependent (“NDD-CKD”). There are a total of 15 Phase 3 studies, with programs supporting independent regulatory approvals in the U.S., Europe, Japan, and China.

For our U.S. and European programs, we have completed initial target enrollment for all three FibroGen-sponsored Phase 3 studies and we continue to enroll patients in each study in support of overall enrollment goals among the partners. We anticipate filing a New Drug Application (“NDA”) for roxadustat in the U.S. in 2018.

We and our Chinese subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) recently reported topline results from our two Phase 3 CKD anemia studies in China. Primary efficacy endpoints were met in both the NDD-CKD trial and the DD-CKD trial. Results are included above in the section titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China”. We currently plan to complete a new drug application submission for roxadustat in China in the third quarter of 2017.

In Japan, Astellas is currently conducting six Phase 3 anemia studies, four in DD-CKD and two in NDD-CKD.

The China Food and Drug Administration (“CFDA”) is reviewing our clinical trial application to evaluate roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”). In the U.S., we filed an Investigational New Drug application with the U.S. Food and Drug Administration (“FDA”) for a Phase 3 trial to evaluate the safety and efficacy of roxadustat in anemia associated with MDS.

Pamrevlumab (FG-3019) is our fully human monoclonal antibody that inhibits the activity of connective tissue growth factor, a critical common element in the progression of fibrosis and associated serious diseases. We have completed enrollment of our ongoing Phase

2, randomized, double-blind study (067) to evaluate the safety and efficacy of pamrevlumab in idiopathic pulmonary fibrosis (“IPF”) patients with mild-to-moderate disease. We expect to report topline data from the study in the third quarter of 2017.

We continue to enroll an open-label, randomized Phase 2 trial in approximately 42 previously untreated pancreatic cancer patients to evaluate safety and the proportion of subjects receiving pamrevlumab, in combination with gemcitabine and nab-paclitaxel, that convert from stage 3 inoperable cancer to resectable, or operable, cancer. We expect to complete the treatment period of this study by the end of 2017.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through December 31, 2016 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of December 31, 2016, Astellas has separately invested $80.5 million in the equity of FibroGen, Inc.

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

In China, FibroGen Beijing will conduct the development work for CKD anemia, will hold all of the regulatory licenses issued by China regulatory authorities, and will be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million time based development milestone. The aggregate amount of such consideration received through December 31, 2016 totals $417.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct commercialization activities in China as well as serve as the master distributor for roxadustat and will fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China.

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

Total cash consideration received through December 31, 2016 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through December 31, 2016	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	417,200	1,208,500	1,625,700
Total revenue	$889,793	$1,653,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
	2016	2015	2014	$	%	$	%

Revenue:
License and milestone revenue	$137,352	$148,093	$117,191	$(10,741)	(7)%	$30,902	26%
Collaboration services and other revenue	42,225	32,735	20,410	9,490	29%	12,325	60%
Total revenue	$179,577	$180,828	$137,601	$(1,251)	(1)%	$43,227	31%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 76%, 82% and 85% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 89 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the years presented. Collaboration services and other revenues represented 24%, 18% and 15% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Total revenue decreased by $1.3 million, or 1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 and increased by $43.2 million, or 31% for the year ended December 31, 2015 compared to the year ended December 31, 2014, for the reasons discussed in the sections below.

License and Milestone Revenue

	Years Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$24,421	$18,701	$14,453	$5,720	31%	$4,248	29%
AstraZeneca	112,931	129,392	102,738	(16,461)	(13)%	26,654	26%
Total license and milestone revenue	$137,352	$148,093	$117,191	$(10,741)	(7)%	$30,902	26%

Comparison of the years ended December 31, 2016 and 2015

License and milestone revenue decreased by $10.7 million, or 7% for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to a decrease in the license and milestone revenue recognized under our collaboration agreements with AstraZeneca, partially offset by an increase in the license and milestone revenue recognized under our collaboration agreements with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased for the year ended December 31, 2016 due to an upfront payment of $62.0 million received during the second quarter of 2016, as compared to an upfront payment of $120.0 million and a development milestone payment of $15.0 million received during the second quarter of 2015, as well as a decrease in reimbursable co-development costs allocated to license and milestone revenues. The decreases were partially offset by the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations as discussed above. Therefore during 2016, we billed and were reimbursed for 100% of the our development costs, as compared to only 50% during the majority of the prior year, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China.

License and milestone revenue recognized under our collaboration agreements with Astellas increased for the year ended December 31, 2016 primarily due to a $10.0 million of development milestone revenue recorded during the second quarter of 2016, partially offset by a decrease in reimbursable co-development costs allocated to license and milestone revenues.

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

Collaboration Services and Other Revenue

	Years Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$1,357	$2,895	$3,535	$(1,538)	(53)%	$(640)	(18)%
AstraZeneca	40,738	29,731	16,820	11,007	37%	12,911	77%
Total collaboration services revenue	42,095	32,626	20,355	9,469	29%	12,271	60%
Other revenue	130	109	55	21	19%	54	98%
Total collaboration services and other revenue	$42,225	$32,735	$20,410	$9,490	29%	$12,325	60%

Comparison of the years ended December 31, 2016 and 2015

Collaboration services and other revenue increased $9.5 million, or 29%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to an increase in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca, partially offset by a decrease in the collaboration services revenue recognized under our collaboration agreements with Astellas.

Collaboration services revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations. Therefore during 2016, we billed 100% of our development costs, as compared to only 50% during the majority of the prior year, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. This increase was partially offset by a decrease in reimbursable co-development costs allocated to collaboration services revenues, as well as the decrease in collaboration services revenue recognized under our collaboration agreements with AstraZeneca resulting from the allocation of the upfront payment of $62.0 million during the second quarter of 2016, as compared to from the allocation of the upfront payment of $120.0 million during the prior year.

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

Operating Expenses

	Years Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(dollars in thousands)
Operating expenses
Research and development	$187,206	$214,089	$150,794	$(26,883)	(13)%	$63,295	42%
General and administrative	46,025	44,364	36,909	1,661	4%	7,455	20%
Total operating expenses	$233,231	$258,453	$187,703	$(25,222)	(10)%	$70,750	38%

Total operating expenses decreased by $25.2 million, or 10%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, and increased by $70.8 million, or 38%, for the year ended December 31, 2015 compared to December 31, 2014, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016, 2015 and 2014:

		Years Ended December 31,
		2016	2015	2014
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$132,562	$151,342	$94,969
Pamrevlumab	Phase 2	34,876	35,651	25,381
FG-6874	Phase 1	179	1,425	3,048
FG-5200	Preclinical	4,989	5,620	4,284
Other research and development expenses		14,600	20,051	23,112
Total research and development expenses		$187,206	$214,089	$150,794

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

Comparison of the years ended December 31, 2016 and 2015

Research and development expenses decreased by $26.9 million, or 13%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in outside services of $40.1 million partially offset by increases in clinical trial costs of $10.8 million, stock-based compensation of $2.1 million, and employee-related costs of $1.3 million. Outside services costs decreased primarily due to the fact that we had reached the cap with AstraZeneca during the fourth quarter of 2015 on our initial funding obligations as discussed above, therefore during 2016, we no longer reimbursed the 50% portion of AstraZeneca’s development costs. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and the ongoing Phase 2 trials for pamrevlumab. Employee-related costs increased as a result of higher headcount and average compensation level. Stock-based compensation increased due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of our 2014 Employee Stock Purchase Plan (“ESPP”) in November 2014.

Comparison of the years ended December 31, 2015 and 2014

Research and development expenses increased by $63.3 million, or 42%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to increases in clinical trial, outside services and drug development related costs of $47.3 million, stock-based compensation expense of $6.1 million, employee-related costs of $6.5 million and depreciation expense of $0.6 million. Clinical trial, outside services and drug development related costs increased as a result of the progression of the Phase 3 trials for FG-4592 and the ongoing Phase 2 trials for FG-3019. Stock-based compensation expense increased primarily due to expense related to our ESPP, a higher valuation for stock option grants and the delay in the timing of granting annual awards in 2014. Employee-related costs increased as a result of higher average compensation level.

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

Comparison of the years ended December 31, 2016 and 2015

General and administrative expenses increased $1.7 million, or 4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to increases in stock-based compensation expense of $2.4 million, partially offset by a decrease in employee-related costs of $0.5 million. Stock-based compensation expense increased primarily due to cumulative impact of stock option grant activities, partially offset by the impact of higher expense in prior year period associated with the first implementation of ESPP in November 2014. Employee-related costs decreased as a result of lower recruiting expenses, partially offset by higher average compensation level.

Comparison of the years ended December 31, 2015 and 2014

General and administrative expenses increased $7.5 million, or 20%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to increases in facility expenses of $3.7 million, stock-based compensation expense of $2.9 million, outside services of $2.0 million, employee-related costs of $0.7 million. Facility expenses increased primarily due to the additional assessed property tax during the fourth quarter of 2015. Stock-based compensation expense increased primarily due to expense related to ESPP, a higher valuation for stock option grants and the delay in the timing of granting annual awards in 2014. Outside services expenses increased for the year ended December 31, 2015 compared to the same period a year ago primarily as a result of incremental maintenance costs associated with our intellectual property portfolio and expenses related to being a publicly traded company. Employee-related costs increased primarily as a result of additional headcount and other costs to support being a public company.

Operating Expenses for Roxadustat Covered Under Collaboration Agreements

We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat. During the fourth quarter of 2015, the $116.5 million cap on our share of development costs for roxadustat has been reached. As such, all future development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China will be paid by Astellas and AstraZeneca. In China, our subsidiary FibroGen Beijing will conduct the development work for CKD anemia, will hold all of the regulatory licenses issued by China regulatory authorities, and be primarily responsible for regulatory, clinical and manufacturing. All development and commercialization costs for roxadustat in China will be shared equally with AstraZeneca.

Sublease Income

We sublease approximately 34,400 square feet of space within our corporate headquarters facility to certain subtenants on a short-term basis. These subleases include invoices for base rent and reimbursement of various expenses. Sublease income is included as an offset to our facilities expenses for both general and administrative and research and development expenses. In addition, we had a leased facility located in South San Francisco, California, covering approximately 106,000 square feet of space that was fully subleased. This lease and associated subleases expired in February 2015. For the years ended December 31, 2016, 2015 and 2014, we had sublease income of $3.8 million, $3.4 million and $5.0 million, respectively.

Interest and Other, Net

	Years Ended December 31,			Change 2016 vs. 2015		Change 2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(10,725)	$(11,033)	$(11,108)	$308	(3)%	$75	(1)%
Interest income and other, net	2,628	3,121	1,706	(493)	(16)%	1,415	83%
Total interest and other, net	$(8,097)	$(7,912)	$(9,402)	$(185)	2%	$1,490	(16)%

Interest Expense

In connection with our long-term lease for our corporate headquarters in San Francisco, California, which was entered into in September 2006, and the lease for our pilot plant located in Beijing Yizhuang Biomedical Park (“BYBP”), which was entered into in February 2013, as the monthly lease payments are made, we record interest expense and an increase or reduction in the corresponding lease financing obligation for any amounts allocated to or deficiencies being applied to the principal value of these obligations.

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China (see Note 8 to the consolidated financial statements) as well as interest related to the Technology Development Center of the Republic of Finland product development obligations (see Note 6 to the consolidated financial statements).

Comparison of the years ended December 31, 2016 and 2015

Interest expense increased $0.3 million, or 3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen Beijing during the second quarter of 2016.

Comparison of the years ended December 31, 2015 and 2014

Interest expense stayed relatively flat for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, and realized gains (losses) on sales of investments.

Comparison of the years ended December 31, 2016 and 2015

Interest income and other, net decreased $0.5 million, or 16%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to lower interest income resulting from lower average balances of investments during 2016, as well as lower realized gains on sales of investments.

Comparison of the years ended December 31, 2015 and 2014

Interest income and other, net increased $1.4 million, or 83%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to higher average balances of cash equivalents and investments and foreign currency translation adjustments on our cash and cash equivalent accounts denominated in currencies other than our functional currency.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Loss before income taxes	$(61,751)	$(85,537)	$(59,504)
Provision for (benefit from) income taxes	(71)	242	—
Effective tax rate	0.1%	(0.3)%	0.0%

The benefit from income taxes for the year ended December 31, 2016 was due to the tax effect arising from unrealized gains recognized during the current year in other comprehensive income related to available-for-sale securities, partially offset by foreign taxes. The provision for income taxes for the year ended December 31, 2015 was primarily due to foreign taxes.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established a full valuation allowance against our net deferred tax assets as we do not currently believe that realization of those assets is more likely than not. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

SELECTED QUARTERLY FINANCIAL DATA

The following tables present unaudited quarterly results for 2016 and 2015. These tables include all adjustments, consisting only of normal recurring adjustments that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Payments from our collaboration partners have caused, and are likely to continue to cause, fluctuations in our quarterly results. These unaudited quarterly results of operations should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (a)	$31,913	$30,102	$89,280	$28,282
Operating expenses	63,192	52,204	62,768	55,067
Net income (loss)	(34,001)	(24,154)	24,316	(27,841)
Net income (loss) per share (b):
Basic	(0.54)	(0.38)	0.39	(0.45)
Diluted	$(0.54)	$(0.38)	$0.35	$(0.45)

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (a)	$24,442	$19,538	$120,550	$16,298
Operating expenses	72,889	63,308	61,235	61,021
Net income (loss)	(51,369)	(45,098)	57,055	(46,367)
Net income (loss) per share (b):
Basic	(0.83)	(0.74)	0.95	(0.78)
Diluted	$(0.83)	$(0.74)	$0.83	$(0.78)

(a)

Revenue for the second quarter in both 2016 and 2015 was higher compared to other quarters due to revenue recognized on non-contingent upfront payments based on our revenue recognition methodology as explained in Note 2 in the notes to our consolidated financial statements.

(b)

Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income (loss) per share may not equal annual basic and diluted net income (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of convertible preferred stock and common stock (including our initial public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

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

As of December 31, 2016, we had cash and cash equivalents of approximately $173.8 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of December 31, 2016 we had short-term and long-term investments of approximately $79.4 million and $71.0 million, respectively. As of December 31, 2016, a total of $24.3 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$7,108	$(18,571)	$22,414
Investing activities	6,622	(5,868)	(107,289)
Financing activities	6,738	12,346	174,092
Effect of exchange rate changes on cash and cash equivalents	(10)	(38)	(94)
Net increase (decrease) in cash and cash equivalents	$20,458	$(12,131)	$89,123

Operating Activities

Net cash provided by operating activities was $7.1 million for the year ended December 31, 2016, which consisted primarily of net loss of $61.7 million, adjusted for non-cash items of $40.7 million and a net increase in operating assets and liabilities of $28.1 million. The significant non-cash items included stock-based compensation expense of $32.1 million, depreciation expense of $6.0 million and amortization of the premium on investments of $2.7 million. The significant items in the changes in operating assets and liabilities included increases resulted from deferred revenue of $16.8 million, accounts receivable of $5.0 million, accrued liabilities of $3.0 million, other long-term liabilities of $1.9 million, and prepaid expenses and other current assets of $1.1 million. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The changes in other long-term liabilities and prepaid expenses and other current assets were driven by the timing of invoicing and payments.

Net cash used in operating activities was $18.6 million for the year ended December 31, 2015, which consisted primarily of net loss of $85.8 million, adjusted for non-cash items of $36.3 million and a net increase in operating assets and liabilities of $31.0 million. The significant non-cash items included stock-based compensation expense of $27.7 million, depreciation expense of $5.7 million and amortization of the premium on investments of $3.0 million. The significant items in the changes in operating assets and liabilities included increases resulted from deferred revenue of $27.7 million, other long-term liabilities of $4.2 million and accounts payable of $2.0 million, partially offset by decreases resulted from accounts receivable of $2.0 million and accrued liabilities of $2.1 million. The change in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in prepaid expenses and other current assets were related to the timing of payments. The changes in other long-term liabilities, accounts payable and accrued liabilities were driven by clinical trial activity related to upcoming Phase 3 trials for roxadustat and the timing of payments.

Net cash provided by operating activities was $22.4 million for the year ended December 31, 2014, which consisted primarily of net loss of $59.5 million, adjusted for non-cash items of $23.8 million and a net increase in operating assets and liabilities of $58.1 million. The significant non-cash items included stock-based compensation expense of $18.7 million, depreciation expense of $4.5 million and amortization of bond premium/discount of $0.7 million. The significant items in the changes in operating assets and liabilities included increases resulted from deferred revenue of $33.6 million, accounts payable and accrued expenses of $22.4 million, and a accounts receivable of $4.0 million, partially offset by decreased resulted from prepaid expenses of $1.6 million. The changes in deferred revenue and accounts receivable were related to the timing of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable and accrued expenses were driven by the increase in clinical trial activity related to ongoing Phase 3 trials for roxadustat.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities for the year ended December 31, 2016 was $6.6 million, which consisted of proceeds from maturities and sales of available-for-sale securities of $16.9 million, partially offset by cash used in purchases of available-for-sale securities of $9.0 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities for the year ended December 31, 2015 was $5.9 million, which consisted of $41.7 million in purchases of available-for-sale securities and $2.0 million in purchases of property and equipment, offset by proceeds from maturities and sales of available-for-sale securities of $37.8 million.

Net cash used in investing activities for the year ended December 31, 2014 was $107.3 million, which consisted of $144.7 million in purchases of available-for-sale securities and $8.1 million in purchases of property and equipment, offset by proceeds from maturities of available-for-sale securities of $45.5 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liability.

Net cash provided by financing activities for the year ended December 31, 2016 was $6.7 million, which consisted of $9.9 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $2.7 million of cash paid for payroll taxes on restricted stock unit releases and $0.4 million of repayments on our lease liability.

Net cash provided by financing activities for the year ended December 31, 2015 was $12.3 million, which consisted of $15.0 million in proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $2.2 million of cash paid for payroll taxes on restricted stock unit releases, offset by $0.4 million of repayments on our lease liability.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Contractual Obligations and Commitments

Contractual Obligations

At December 31, 2016, our contractual obligations were as follows:

	Payments Due In
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$131	$72	$—	$—	$203
Lease financing obligations	13,977	28,614	28,802	27,208	98,601
Total contractual obligations	$14,108	$28,686	$28,802	$27,208	$98,804

The contractual obligations table excludes uncertain tax benefits of approximately $19.7 million that are disclosed in Note 12 in the notes to our consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the deferred tax assets.

Clinical Trials

As of December 31, 2016, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not cancelled such contracts.

Product Development Obligations

As of December 31, 2016, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $9.9 million of principal outstanding and $4.9 million of interest accrued related to the TEKES loans, respectively, which have been included as product development obligations on our consolidated balance sheet.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our collaboration agreements include multiple deliverables, and we follow the guidance in Accounting Standards Codification Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC Topic 605-25 (“ASC 605-25”). ASC 605-25:

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

For each unit of accounting identified within an arrangement, we determine the period over which the deliverables are provided and the performance obligation is satisfied. The period over which the co-development deliverables are provided requires us to estimate the expected development period of product candidates covered under the agreement; such expected period is subject to change as additional information regarding the completion of our research and development efforts becomes available and which would impact the amortization of our deferred revenue balances. Service revenue is recognized using a proportional performance method. Direct labor hours or full time equivalents are used as the measurement of performance. Revenue may be recognized using a straight line method when performance is expected to occur consistently over a period of time.

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

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence at December 31, 2016, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. We evaluate uncertain tax positions on a quarterly basis and adjust the liability for changes in facts and circumstances, such as new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, significant amendment to an existing tax law, or resolution of an examination. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determination is made. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law, and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded in our consolidated statements of operations. Interest and/or penalties related to income tax matters are recognized as a component of income tax expense.

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

Recently Issued and Adopted Accounting Guidance

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. ASU 2016-18 and ASU 2016-15 are effective for the annual period beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We early adopted both guidance as of December 31, 2016 and the adoption of the guidance had no impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual period ending after December 15, 2016, and for annual and interim periods thereafter. We adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements upon the adoption of this guidance.

Recently Issued Accounting Guidance Not Yet Adopted

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

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with

Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We have commenced our implementation activities related to the adoption of ASU 2014-09 and are in the process of applying the five-step model of the new standard to our various revenue related arrangements. We have completed step 1 (Identify the contract(s) with a customer) and concluded that our collaboration agreements with Astellas and AztraZeneca are the only material contracts which will be impacted by the adoption of the new revenue standards. We are in the process of completing step 2 (Identify the performance obligations in the contract) and have not yet reached a conclusion on whether the distinct criteria evaluated under ASC 605-25 for each performance obligation would result in a similar conclusion under the new revenue standards. With respect to milestones that were previously recognized under ASC 605-28, the milestone method is not applicable under the new revenue standards and are considered part of the overall arrangement consideration which will result in a deferral of revenue under the new revenue standards as part of the adoption. We will adopt the new revenue standards in the first quarter of 2018 and apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenues recognized and our views on the expected impact to the periods prior to adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. The functional currency of our FibroGen Europe Oy subsidiary is the local currency. Most of our revenue from collaboration agreements are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, China, and Europe. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

As of December 31, 2016, we had EUR 0.4 million of cash and cash equivalent and EUR 11.7 million of short-term investment that are subject to fluctuation in the exchange rate with the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates would have resulted in a gain or loss on foreign currency of approximately $1.3 million for the year ended December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

FibroGen, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and equity (deficit) and of cash flows  present fairly, in all material respects, the financial position of FibroGen, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2017

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$173,782	$153,324
Short-term investments	79,397	27,847
Accounts receivable ($4,102 and $4,455 from a related party)	10,448	15,405
Prepaid expenses and other current assets	2,889	3,988
Total current assets	266,516	200,564

Restricted time deposits	6,217	7,254
Long-term investments	71,010	131,720
Property and equipment, net	123,657	129,020
Other assets	2,152	2,016
Total assets	$469,552	$470,574

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$6,223	$6,521
Accrued liabilities ($1,615 and $2,045 to related parties)	50,914	47,932
Deferred revenue	7,988	12,728
Total current liabilities	65,125	67,181

Long-term portion of lease financing obligations	97,352	97,042
Product development obligations	14,854	15,085
Deferred rent	4,212	4,702
Deferred revenue, net of current	106,709	85,132
Other long-term liabilities	6,191	4,607
Total liabilities	294,443	273,749

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at December 31, 2016 and December 31, 2015; no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2016 and December 31, 2015; 63,665 and 61,985 shares issued and outstanding at December 31, 2016 and December 31, 2015	637	620
Stockholders' notes receivable	—	—
Additional paid-in capital	625,903	586,647
Accumulated other comprehensive loss	(960)	(1,651)
Accumulated deficit	(469,742)	(408,062)
Total stockholders’ equity	155,838	177,554
Non-controlling interests	19,271	19,271
Total equity	175,109	196,825
Total liabilities, stockholders’ equity and non-controlling interests	$469,552	$470,574

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
License and milestone revenue (includes $24,421, $18,701 and $14,453 from a related party)	$137,352	$148,093	$117,191
Collaboration services and other revenue (includes $1,357, $2,895 and $3,535 from a related party)	42,225	32,735	20,410
Total revenue	179,577	180,828	137,601

Operating expenses:
Research and development	187,206	214,089	150,794
General and administrative	46,025	44,364	36,909
Total operating expenses	233,231	258,453	187,703
Loss from operations	(53,654)	(77,625)	(50,102)

Interest and other, net
Interest expense	(10,725)	(11,033)	(11,108)
Interest income and other, net	2,628	3,121	1,706
Total interest and other, net	(8,097)	(7,912)	(9,402)

Loss before income taxes	(61,751)	(85,537)	(59,504)
Provision for (benefit from) income taxes	(71)	242	—
Net loss	$(61,680)	$(85,779)	$(59,504)

Net loss per share - basic and diluted	$(0.98)	$(1.42)	$(3.17)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	62,744	60,337	18,775

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(61,680)	$(85,779)	$(59,504)
Other comprehensive income (loss):
Foreign currency translation adjustments	532	1,662	2,082
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	140	30	(965)
Reclassification from accumulated other comprehensive gain (loss)	19	(194)	(758)
Net change in unrealized gain (loss) on available-for-sale investments	159	(164)	(1,723)
Other comprehensive income, net of taxes	691	1,498	359
Comprehensive loss	$(60,989)	$(84,281)	$(59,145)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(In thousands, except share data)

	Senior Preferred Stock		Junior Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2013	38,340,182	$168,436	46,460,057	$136,313	13,201,264	$132	$41,134	$(3,508)	$(262,779)	$27,875	$(60,833)
Net loss	—	—	—	—	—	—	—	—	(59,504)	—	(59,504)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(1,723)	—	—	(1,723)
Foreign currency translation adjustments	—	—	—	—	—	—	—	2,082	—	—	2,082
Stock options exercised	—	—	—	—	539,971	5	1,689	—	—	—	1,694
Stock-based compensation	—	—	—	—	—	—	18,698	—	—	—	18,698
Conversion of preferred stock to common stock in November 2014 in connection with the Initial Public Offering	(38,340,182)	(168,436)	(46,460,057)	(136,313)	33,919,954	339	304,410	—	—	—	168,436
Exchange of FibroGen Europe preferred shares to common stock in November 2014 in connection with the Initial Public Offering	—	—	—	—	958,996	10	8,594	—	—	(8,604)	—
Initial Public Offering, net of underwriting discounts, commission and issuance costs	—	—	—	—	9,315,000	93	151,733	—	—	—	151,826
Astra Zeneca private placement	—	—	—	—	1,111,111	11	19,989	—	—	—	20,000
Balance at December 31, 2014	—	—	—	—	59,046,296	590	546,247	(3,149)	(322,283)	19,271	240,676
Net loss	—	—	—	—	—	—	—	—	(85,779)	—	(85,779)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(164)	—	—	(164)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,662	—	—	1,662
Stock options exercised	—	—	—	—	2,361,633	24	10,088	—	—	—	10,112
Shares issued upon vesting of restricted stock units, net of payroll taxes paid, and purchases made under the employee stock purchase plan	—	—	—	—	456,355	5	2,590	—	—	—	2,595

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(CONTINUED)

(In thousands, except share data)

True up of issuance costs related to initial public offering and common stock sold by FibroGen Europe	—	—	—	—	—	—	42	—	—	—	42
Stock-based compensation	—	—	—	—	—	—	27,681	—	—	—	27,681
Warrants exercised	—	—	—	—	120,795	1	(1)	—	—	—	—
Balance at December 31, 2015	—	—	—	—	61,985,079	620	586,647	(1,651)	(408,062)	19,271	196,825
Net loss	—	—	—	—	—	—	—	—	(61,680)	—	(61,680)
Change in unrealized loss on investments	—	—	—	—	—	—	—	159	—	—	159
Foreign currency translation adjustments	—	—	—	—	—	—	—	532	—	—	532
Stock options exercised	—	—	—	—	1,169,103	12	5,895	—	—	—	5,907
Shares issued upon vesting of restricted stock units, net of payroll taxes paid, and purchases made under the employee stock purchase plan	—	—	—	—	491,656	5	1,229	—	—	—	1,234
Stock appreciation rights settled	—	—	—	—	17,855	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	32,132	—	—	—	32,132
Warrants exercised	—	—	—	—	1,591	—	—	—	—	—	—
Balance at December 31, 2016	—	$—	—	$—	63,665,284	$637	$625,903	$(960)	$(469,742)	$19,271	$175,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(61,680)	$(85,779)	$(59,504)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	6,040	5,679	4,470
Amortization of premium on investments	2,729	2,997	658
Loss on disposal of property and equipment	—	98	(10)
Stock-based compensation	32,132	27,681	18,698
Tax benefit on unrealized gain on available-for-sale securities	(211)	—	—
Realized gain on sales of available-for-sale securities	(37)	(203)	—
Changes in operating assets and liabilities:
Accounts receivable ($353, $578 and $979 from related party)	4,957	(1,952)	4,041
Prepaid expenses and other current assets	1,099	978	(1,628)
Other assets	(136)	(420)	(795)
Accounts payable	(298)	1,970	3,485
Accrued liabilities ($(430), $(2,549) and $1,828 from related party)	2,965	(2,126)	18,878
Deferred revenue	16,837	27,654	33,557
Lease financing liability	814	627	814
Other long-term liabilities	1,897	4,225	(250)
Net cash provided by (used in) operating activities	7,108	(18,571)	22,414

Investing activities
Purchases of property and equipment	(1,252)	(1,977)	(8,118)
Proceeds from sale of property and equipment	—	2	10
Purchases of available-for-sale securities	(9,041)	(41,736)	(144,727)
Proceeds from sales of available-for-sale securities	4,298	15,342	—
Proceeds from maturities of available-for-sale securities	12,617	22,501	45,546
Net cash provided by (used in) investing activities	6,622	(5,868)	(107,289)

Financing activities
Repayments of lease liability	(403)	(403)	(403)
Proceeds from initial public offering, net of underwriting discounts and commission costs	—	—	155,933
Proceeds from AstraZeneca private placement	—	—	20,000
Cash paid for payroll taxes on restricted stock unit releases	(2,740)	(2,243)	—
Proceeds from issuance of common stock	9,881	14,992	1,697
Payments of deferred offering costs	—	—	(3,135)
Net cash provided by financing activities	6,738	12,346	174,092
Effect of exchange rate change on cash and cash equivalents	(10)	(38)	(94)
Net increase (decrease) in cash and cash equivalents	20,458	(12,131)	89,123
Total cash and cash equivalents at beginning of period	153,324	165,455	76,332
Total cash and cash equivalents at end of period	$173,782	$153,324	$165,455

Supplemental cash flow information:
Interest payments	295	335	377
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	356	931	280
Deferred offering costs recorded in accounts payable and accrued liabilities	—	—	974

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

On November 19, 2014, the Company closed the initial public offering (“IPO”) of its common stock. In its IPO, the Company sold 9,315,000 shares of its common stock at a public offering price of $18.00 per share. Net proceeds from the Company’s IPO and concurrent private placement were $171.8 million, after deducting underwriting discounts and commissions of $11.7 million and offering expenses of $4.1 million. Concurrent with the closing of the IPO, AstraZeneca AB (“AstraZeneca”), one of the Company’s collaboration partners, purchased shares of FibroGen common stock in a private placement at a price per share equal to the IPO price for an aggregate purchase price of $20.0 million. Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 33,919,954 shares of common stock and 958,996 shares of FibroGen Europe Oy (“FibroGen Europe”) convertible preferred stock were converted into shares of FibroGen common stock. The Company’s proceeds from the sale of the common stock sold in the concurrent private placement were $20.0 million.

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

To conform to the current year presentation, on the statement of cash flows for the year ended December 2015 and 2014, the Company reclassified the cash paid for payroll taxes on restricted stock unit releases of $2.2 million and $0, to present the gross proceeds from issuance of common stock. This reclassification had no impact on previously reported financial position, results of operations, or cash flows.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue, estimates of accruals related to clinical trial costs, valuation allowances for deferred tax assets, and valuation and recognition of stock-based compensation. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

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

	As of December 31,
	2016	2015
Astellas Pharma Inc. (“Astellas”)—Related party	39%	29%
AstraZeneca AB (“AstraZeneca”)	61%	71%

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less and that are used in the Company’s cash management activities at the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts, various deposit accounts, and money market funds. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits as of December 31, 2016 and 2015 totaled $6.2 million and $7.3 million, respectively. As of December 31, 2016, a total of $24.3 million of the Company’s cash and cash equivalents is held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

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

Stock-Based Compensation

The Company maintains equity incentive plans under which incentive and nonqualified stock options are granted to employees and non-employee consultants. Compensation expense relating to non-employee stock options has not been material for the years ended December 31, 2016, 2015 and 2014.

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

Recently Issued and Adopted Accounting Guidance

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. ASU 2016-18 and ASU 2016-15 are effective for the annual period beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company early adopted both guidance as of December 31, 2016 and the adoption of the guidance had no impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has commenced its implementation activities related to the adoption of ASU 2014-09 and is in the process of applying the five-step model of the new standard to its various revenue related arrangements. The Company has completed step 1 (Identify the contract(s) with a customer) and concluded that its collaboration agreements with Astellas and AztraZeneca are the only material contracts which will be impacted by the adoption of the new revenue standards. The Company is in the process of completing step 2 (Identify the performance obligations in the contract) and has not yet reached a conclusion on whether the distinct criteria evaluated under ASC 605-25 for each performance obligation would result in a similar conclusion under the new revenue standards. With respect to milestones that were previously recognized under ASC 605-28, the milestone method is not applicable under the new revenue standards and are considered part of the overall arrangement consideration which will result in a deferral of revenue under the new revenue standards as part of the adoption. The Company will adopt the new revenue standards in the first quarter of 2018 and apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenues recognized and its views on the expected impact to the periods prior to adoption.

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

AstraZeneca Agreements

U.S./Rest of World Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which were fully received in various amounts through June 2016. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million. During the second quarter of 2015, the Company received a $15.0 million development milestone payment as a result of the finalization of its two audited pre-clinical carcinogenicity study reports. The Company evaluated the criteria under ASC 605-28 and concluded that the aforementioned milestone was substantive.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”), for which the Company has submitted a Clinical Trial Application in China in the first half of 2016 and an Investigational New Drug application (“NDA”) to the U.S. Food and Drug Administration in the fourth quarter of 2016. As a result, for revenue recognition purposes, during the third quarter of 2016, the Company extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS. This extension resulted in a higher portion of deferred revenue which remained as non-current as compared to December 31, 2015, with an additional $7.1 million of deferred revenue being classified as non-current during the third quarter of 2016.

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

For the Astellas agreements, the Company allocated arrangement consideration to various units of accounting based on BESP of each deliverable within each unit of accounting using the relative selling price method as the Company did not have VSOE or TPE of selling price for such deliverables. Arrangement consideration includes non-contingent upfront payments of $360.1 million and cumulative co-development billings of $136.2 million (for Europe Agreement) as of December 31, 2016.

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

•

Co-development services. This deliverable relates to co-development services which were reasonably expected to be performed by the Company at the time the Agreement was signed. Revenue is recognized as reimbursements for such co-development services are earned. The period related to this deliverable represented the Company’s determination of the non-contingent performance period, which was estimated to be 89 months from the signing of the U.S./RoW Agreement.

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

Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million. Out of this amount, $82.0 million was determined to be fixed and determinable upon the execution of the collaboration agreement. Out of the remaining payments of $292.0 million, which are contractually due, $230.0 million had extended payment terms and, accordingly, were not considered to be fixed or determinable upon the execution of the agreement. As such, for these remaining payments, the amount of revenue recognized was limited to the amount of cash consideration received; additionally, for each of the amounts received, the amount of revenue recognized was determined on the basis of applying the relative selling price method to each of the units of accounting underlying the agreement. Further, $62.0 million of the remaining payment was contingent upon the occurrence of a specified event and accordingly was also not considered fixed or determinable. The payments of totaling $374.0 million were fully received in various amounts through June 2016.

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

Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million, of which $16.2 million was received as of December 31, 2013 and was determined to be fixed and determinable upon the execution of the collaboration agreement. The remainder of the upfront payments of $12.0 million had extended payment terms and, accordingly, was not considered to be fixed or determinable upon the execution of the agreement. This payment of $12.0 million was received as of March 31, 2014.

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

Amounts recognized as revenue under the Japan Agreement are shown below (in thousands):

		Years Ended December 31,
Agreement	Deliverable	2016	2015	2014
Japan	License	$3,465	$1,024	$518
	Milestones	10,000	—	—
	Total license and milestone revenue	$13,465	$1,024	$518
	Collaboration services revenue*	$166	$198	$356

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through December 31, 2016	Deferred Revenue at December 31, 2016	Total Consideration Through December 31, 2016
License	$45,710	$—	$45,710
When and if available compounds	21	26	47
Manufacturing--clinical supplies	2,121	—	2,121
Committee services	20	—	20
Total license and collaboration services revenue	$47,872	$26	$47,898

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Years Ended December 31,
Agreement	Deliverable	2016	2015	2014
Europe	License	$10,956	$17,677	$13,935
	Milestones	—	—	—
	Total license and milestone revenue	$10,956	$17,677	$13,935
	Collaboration services revenue*	$1,191	$2,697	$3,179

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through December 31, 2016	Deferred Revenue at December 31, 2016	Total Consideration Through December 31, 2016
License	$412,272	$—	$412,272
When and if available compounds	376	409	785
Manufacturing--clinical supplies	9,875	—	9,875
Development services--in progress	33,032	—	33,032
Committee services	285	—	285
Total license and collaboration services revenue	$455,840	$409	$456,249

Amounts recognized as revenue under the U.S./RoW and China Agreements were as follows (in thousands):

		Years Ended December 31,
Agreement	Deliverable	2016	2015	2014
U.S. / RoW and China	License	$112,931	$114,392	$102,738
	Milestones	—	15,000	—
	Total license and milestone revenue	$112,931	$129,392	$102,738
	Collaboration services revenue*	$40,738	$29,731	$16,820
	China single unit of accounting**	$—	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW and China Agreements, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through December 31, 2016	Deferred Revenue at December 31, 2016	Total Consideration Through December 31, 2016
License	$402,697	$—	$402,697
Co-development, information sharing & committee services	90,775	31,659	122,434
Manufacturing--clinical supplies	357	61	418
China-single unit of accounting	—	82,542	82,542
Total license and collaboration services revenue	$493,829	$114,262	$608,091

Other Revenues

Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to the Company and collagen feasibility sales. Other revenues were immaterial for each of the three years ended December 31, 2016.

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,683	$—	$126,683
Bond and mutual funds	22,462	—	—	22,462
Equity investments	225	—	—	225
Money market funds	94,543	—	—	94,543
Certificate of deposits	—	1,037	—	1,037
Total	$117,230	$127,720	$—	$244,950

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,103	$—	$126,103
Bond and mutual funds	25,052	—	—	25,052
Equity investments	197	—	—	197
Money market funds	77,639	—	—	77,639
Certificate of deposits	—	8,215	—	8,215
Total	$102,888	$134,318	$—	$237,206

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,856	$97,856

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,445	$97,445

The fair value of the Company’s financial liabilities were each derived by using an income approach which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for the years ended December 31, 2016, 2015 or 2014.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2016	2015
Cash	$79,239	$75,685
Money market funds	94,543	77,639
Total cash and cash equivalents	$173,782	$153,324

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$18,533	$18,233
Computer equipment	5,678	5,701
Furniture and fixtures	5,533	5,361
Leasehold improvements	93,564	93,380
Building shell (Refer to Note 8)	53,879	53,879
Construction in progress	109	193
Total property and equipment	$177,296	$176,747
Less: accumulated depreciation	(53,639)	(47,727)
Property and equipment, net	$123,657	$129,020

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $6.0 million, $5.7 million, and $4.5 million, respectively.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,550	$182	$(49)	$126,683
Certificate of deposits	1,037	—	—	1,037
Bond and mutual funds	22,305	157	—	22,462
Equity investments	125	100	—	225
Total investments	$150,017	$439	$(49)	$150,407

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,522	$54	$(473)	$126,103
Certificate of deposits	8,217	—	(2)	8,215
Bond and mutual funds	25,052	—	—	25,052
Equity investments	126	71	—	197
Total investments	$159,917	$125	$(475)	$159,567

The contractual maturities of available-for-sale investments were as follows (in thousands):

December 31, 2016
Within one year	$67,075
After one year through four years	60,645
Total debt investments	127,720
Bond and mutual funds	22,462
Equity investments	225
Total investments	150,407

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Preclinical and clinical trial accruals	$29,550	$27,973
Payroll and related accruals	14,232	13,535
Professional services	1,252	1,662
Other	5,880	4,762
Total accrued liabilities	$50,914	$47,932

6.	Product Development Obligations

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2016 and 2015, the Company had $9.9 million and $10.3 million of principal outstanding, respectively, and $4.9 million and $4.8 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

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

8.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2016 are as follows (in thousands):

Year Ending	Operating Leases
2017	$131
2018	51

2019	21
Total minimum payments	$203

Facility Lease Financing Obligations

FibroGen, Inc.

In September 2006, the Company entered into a long-term property lease with Shorenstein Properties LLC (“Alexandria” or “landlord”) providing the Company with 234,249 square feet of space for an initial term of 15 years. Upon signing, a stand-by letter of credit was established in the amount of $7.3 million which has been included in restricted time deposits. During the fourth quarter of 2016, a portion of this letter of credit was released. As a result, the restriction of $1.0 million was removed, and the amount was reclassified from restricted time deposits to short-term investment as of December 31, 2016. The agreement included an expansion option to occupy part of an adjacent building within 31 months of the lease commencement date of November 20, 2008. In June 2012, the Company gave notice to its landlord that it would not exercise this expansion option, which resulted in a $5.0 million payment liability to the landlord which is being financed over the remaining lease term of its lease.

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

A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building is applied to the lease financing liability.

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

A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building is applied to the lease financing liability.

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2016 are as follows (in thousands):

Year Ending	Lease financing obligations
2017	$13,977
2018	14,199
2019	14,415
2020	14,636

2021	14,166
Thereafter	27,208
Total minimum payments	$98,601

Apart from the property leases with Alexandria and BDA Management Committee, rent expense for leased facilities under operating lease commitments was $2.8 million, $2.7 million, and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company received sublease income of $3.8 million, $3.4 million, and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were recorded as a reduction of research and development expenses and general and administrative expenses for the respective periods.

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

9.	Equity and Stock-based Compensation

Convertible Preferred Stock (“Preferred Stock”)

As of December 31, 2013 and immediately prior to the initial public offering, the Company had authorized 125,000,000 shares of Preferred Stock. All shares of Preferred Stock had a par value of $0.01 per share.

Upon the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 33,919,954 shares of common stock. As of December 31, 2016 and 2015, there was no outstanding convertible preferred stock.

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2016 and 2015, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock.

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

FibroGen China

FibroGen China had 6,758,000 Series A Preference Shares outstanding as of December 31, 2016 and 2015, respectively. The holders of the FibroGen China Series A Preference Shares have the following rights, preferences and privileges:

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

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2016 and 2015. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary. Upon the initial public offering and as described above, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSUs grant and Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2016	2015
Common stock outstanding	63,665	61,985
Stock options outstanding	13,660	13,583
RSUs outstanding	1,211	865
Common stock warrants outstanding	4	7
Shares reserved for future stock options and RSUs grant	4,032	3,394
Shares reserved for future ESPP offering	1,638	1,285
Total shares of common stock reserved	84,210	81,119

Stock Plans

Stock Option and RSU Plans

Under the Company’s Amended and Restated 2005 Stock Plan (“2005 Stock Plan”), the Company may issue shares of Common Stock and options to purchase Common Stock and other forms of equity incentives to employees, directors and consultants. Options granted under the 2005 Stock Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to employees and officers of the Company. Nonqualified stock options (“NSO”) and stock purchase rights may be granted to employees, directors and consultants. The board of directors has the authority to determine to whom options will be granted, the number of options, the term and the exercise price. Options are to be granted at an exercise price not less than fair market value for an ISO or an NSO. Options generally vest over four years. Options expire no more than 10 years after date of grant. Upon the effective date of the registration statement related to the Company’s initial public offering, the 2005 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of previously granted stock options under the 2005 Plan.

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2016, the Company has reserved 4,032,496 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2016 and 2015, no shares of Common Stock were subject to repurchase by the Company.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	13,583	$10.12
Granted	1,743	19.41
Exercised	(1,193)	5.06
Expired	(41)	21.48
Forfeited	(432)	21.81
Outstanding at December 31, 2016	13,660	11.35	5.60	$147,627
Vested and expected to vest, December 31, 2016	13,660	11.35	5.60	147,627
Exercisable at December 31, 2016	10,592	$8.50	4.72	$141,120

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $17.9 million, $48.7 million, and $6.5 million, respectively.

The following table summarizes restricted stock unit activity:

	Shares (In thousands)	Fair Value at Grant
Unvested at December 31, 2015	865	$25.58
Granted	831	19.37
Vested	(370)	25.58
Forfeited	(115)	22.63
Unvested at December 31, 2016	1,211	$21.60

The estimated weighted-average fair value of the awards granted during the years ended December 31, 2016, 2015 and 2014 was $19.37, $29.66 and $18.00, respectively.

ESPP

In September 2014, the Company adopted a 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”) which became effective on November 13, 2014. The 2014 Purchase Plan is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 Purchase Plan is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 Purchase Plan and shares reserved for issuance increases January 1 of each year commencing January 1, 2016 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were no shares purchased by employees under the 2014 Purchase Plan for the year ended December 31, 2014. There were 266,720 shares and 315,385 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2016 and 2015, respectively.

The expected term of 2014 Purchase Plan shares is the average of the remaining purchase periods under each offering period.

Stock-Based Compensation

Stock-based compensation expense allocated to research and development and general and administrative expense for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$19,070	$16,987	$10,893
General and administrative	13,062	10,694	7,805
Total stock-based compensation expense	$32,132	$27,681	$18,698

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

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2016	2015	2014
Stock Options
Expected term (in years)	5.3	5.2	5.1
Expected volatility	69.9%	69.9%	62.8%
Risk-free interest rate	1.4%	1.7%	1.7%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$11.49	$16.12	$9.51

ESPPs
Expected term (in years)	0.5 - 2.0	0.4 - 2.0	0.5 - 2.0
Expected volatility	61.9 - 80.7%	58.5 - 69.0%	61.9 - 69.0%
Risk-free interest rate	0.2 - 1.0%	0.1 - 0.6%	0.1 - 0.6%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$9.94	$13.03	$13.22

As of December 31, 2016, there was $29.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.31 years. As of December 31, 2016, there was $20.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs granted that will be recognized on a straight-line basis over the weighted-average period of 2.73 years.

Warrants

The following warrants to purchase shares of Common Stock were issued in connection with certain facility and equipment lease financing arrangements and are outstanding at December 31, 2016:

Year of Issuance	Number of Shares	Exercise Price per Share	Reason for Issuance	Expiration Date
2000	4,430	$15.00	Issued in connection with lease agreement	Five years after initial public offering or upon merger or sale of the Company’s assets, whichever occurs first

10.	Net Loss Per Share

The Company applies the two-class method to calculate basic and diluted net loss per share of Common Stock. The Junior Preferred Stock was participating security due to its dividend rights and the Senior Preferred Stock had stated dividend rates. The two-class method is an earnings allocation method under which earnings per share is calculated for Common Stock considering a participating security’s rights to undistributed earnings as if all such earnings had been distributed during the period. The Company’s participating securities were not included in the computation of net loss per share in periods of net loss because the preferred stockholders had no contractual obligation to participate in losses.

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three years presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Employee stock options	13,660	13,583	14,427
RSUs outstanding	1,211	865	560
Warrants	4	7	173
	14,875	14,455	15,160

11.	FibroGen, Inc. 401(k) Plan

Substantially all of the Company’s full-time United States of America-based employees are eligible to make contributions to the Company’s 401(k) Plan. Under this plan, participating employees may defer up to 60% of their pretax salary during the year, but not more than statutory limits. The Company may elect to match employee contributions. Matching contributions of $2.3 million, $2.5 million and $1.9 million were made during years ended December 31, 2016, 2015 and 2014, respectively.

12.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(38,156)	$(66,411)	$(46,998)
Foreign	(23,595)	(19,126)	(12,506)
Loss before provision for income taxes	$(61,751)	$(85,537)	$(59,504)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	2	2	—
Foreign	139	240	—
Total current	$141	$242	$—
Deferred:
Federal	$(212)	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$(212)	$—	$—
Total provision for (benefit from) income taxes	$(71)	$242	$—

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	34.0%	34.0%	34.0%
State tax	—%	—%	—%
Stock-based compensation expense	(7.9)%	(4.6)%	(4.6)%
Net operating losses not benefitted	(12.9)%	(21.7)%	(22.4)%
Foreign net operating losses benefitted	(13.0)%	(7.6)%	(7.1)%
Other	(0.1)%	(0.4)%	0.1%
Total	0.1%	(0.3)%	—%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Federal and state net operating loss carryforwards	$42,900	$53,393
Tax credit carryforwards	29,846	26,620
Foreign net operating loss carryforwards	11,704	8,421
Stock-based compensation	11,231	8,512
Lease obligations	4,414	4,335
Reserves and accruals	5,465	4,891
Deferred revenue	22,909	10,484
Other	741	915
Subtotal	129,210	117,571
Less: Valuation allowance	(128,995)	(116,718)
Net deferred tax assets	215	853

Fixed assets	(122)	(853)
Other	(93)	—
Net deferred tax liabilities	(215)	(853)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $12.3 million, $22.0 million and $21.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2016, the Company had net operating loss carryforwards available to offset future taxable income of approximately $170.1 million and $138.2 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2018 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $48.3 million which expire between 2017 and 2026 if not utilized.

At December 31, 2016, the Company had approximately $31.5 million of federal and $20.8 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2018 and the California research credits have no expiration dates.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2016, the impact related to stock option benefits was approximately $19.5 million.
Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2016 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $19.7 million as of December 31, 2016. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. The interest accrued as of December 31, 2016 and 2015 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2016 is as follows (in thousands):

Federal and State
Balance as of January 1, 2014	$13,519
Increase due to prior positions	1,493
Increase due to current year position	4,110
Balance as of December 31, 2014	19,122
Decrease due to prior positions	(2,382)
Increase due to current year position	7,473
Balance as of December 31, 2015	24,213
Decrease due to prior positions	(7,109)
Increase due to current year position	2,550
Balance as of December 31, 2016	$19,654

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2007 to 2016. The Company is not currently under audit in any tax jurisdiction.

13.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2016, 2015 and 2014, the Company recorded revenue related to collaboration agreements with Astellas of $25.8 million, $21.6 million, and $18.0 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recorded expense related to collaboration agreements with Astellas of $6.4 million, $9.8 million and $11.4 million, respectively.

As of December 31, 2016 and 2015, accounts receivable from Astellas were $4.1 million and $4.5 million, respectively, and amounts due to Astellas were $1.6 million and $2.0 million, respectively. The amounts due are included in accrued liabilities on the consolidated balance sheets.

Julian N. Stern, a director of the Company since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. During the year ended December 31, 2016, the Company’s payment to Goodwin Procter LLP was immaterial. During the year ended December 31, 2015, the Company made payments to Goodwin Procter LLP of $0.4 million. As of December 31, 2016, there was no accrued liability due to Goodwin Procter LLP in the consolidated balance sheet. As of December 31, 2015, the balance of accrued liability for Goodwin Procter LLP was immaterial.

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

Geographic Revenues

Geographic revenues, which are based on the bill to region, are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Europe	$153,669	$159,123	$119,559
Japan (related party)	25,778	21,596	17,987
All other	130	109	55
Total revenue	$179,577	$180,828	$137,601

Geographic Long-Lived Assets

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2016	2015
United States	$109,886	$113,628
China	13,771	15,392
Total property and equipment	$123,657	$129,020

Customer Concentration

Substantially all of the Company’s revenues to date have been generated from the following collaboration partners that respectively accounted for more than 10% of the Company’s total revenue and accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2016	2015	2014	2016	2015
Astellas—Related party	14%	12%	13%	39%	29%
AstraZeneca	86%	88%	87%	61%	71%

Schedule II: Valuation and Qualifying Accounts

(in thousands)

		Charged
	Balance at	(Credited)
	Beginning of	to Statement	Deductions,	Balance at
	Year	of Operation	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2016	$116,718	$12,277	$—	$128,995
Year ended December 31, 2015	$94,731	$21,987	$—	$116,718
Year ended December 31, 2014	$73,144	$21,587	$—	$94,731

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2016, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation of our internal control over financial reporting, management concluded that, our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II is included on page 174. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

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

FIBROGEN, INC.

Date: March 1, 2017	By:	/s/ Thomas B. Neff
Thomas B. Neff Chief Executive Officer

Date: March 1, 2017	By:	/s/ Pat Cotroneo
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

Signature	Title	Date

/s/ Thomas B. Neff	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2017
Thomas B. Neff

/s/ Pat Cotroneo	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Pat Cotroneo

/s/ Jeffrey L. Edwards	Director	March 1, 2017
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	March 1, 2017
Jeffrey W. Henderson

/s/ Thomas F. Kearns Jr.	Director	March 1, 2017
Thomas F. Kearns Jr.

/s/ Kalevi Kurkijärvi, Ph.D.	Director	March 1, 2017
Kalevi Kurkijärvi, Ph.D.

/s/ Rory B. Riggs	Director	March 1, 2017
Rory B. Riggs

/s/ Roberto Pedro Rosenkranz, Ph.D. M.B.A.	Director	March 1, 2017
Roberto Pedro Rosenkranz, Ph.D. M.B.A.

/s/ Jorma Routti, Ph.D.	Director	March 1, 2017
Jorma Routti, Ph.D.

/s/ James A. Schoeneck	Director	March 1, 2017
James A. Schoeneck

/s/ Julian N. Stern	Director	March 1, 2017
Julian N. Stern

/s/ Toshinari Tamura, Ph.D.	Director	March 1, 2017
Toshinari Tamura, Ph.D.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this exhibit index for a listing of cross-reference documents.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/1/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/1/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/1/2014

4.5	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/1/2014

4.6	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/1/2014

4.7	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1(i)+	FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(i)	10/1/2014

10.1(ii)+	Forms of stock option agreement, restricted stock purchase agreement and stock appreciation right agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(ii)	10/1/2014

10.1(iii)+	Form of stock option agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan applicable to options exchanged pursuant to FibroGen, Inc.’s 2010 amendment and exchange offer.	S-1	333-199069	10.3(iii)	10/1/2014

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.1	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	S-1	333-199069	10.11	10/1/2014

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	S-1/A	333-199069	10.17	10/23/2014

10.16†	Amended and Restated License, Development and Commercialization Agreement by and between Registrant and AstraZeneca AB, effective as of July 30, 2013.	S-1/A	333-199069	10.18	11/12/2014

10.17†	License Agreement by and between FibroGen, Inc. and the University of Miami and its School of Medicine, dated as of May 23, 1997.	S-1	333-199069	10.19	10/1/2014

10.18†	First Amendment to May 23, 1997 License Agreement by and between FibroGen, Inc. and University of Miami, effective as of July 29, 1999.	S-1	333-199069	10.20	10/1/2014

10.19	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.20	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.21†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	S-1	333-199069	10.23	10/1/2014

10.22†	License Agreement by and between FibroGen, Inc. and the Dana-Farber Cancer Institute, Inc., effective as of March 29, 2006.	S-1	333-199069	10.24	10/1/2014

10.23	Amendment No. 1 to License agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of February 28, 2006.	S-1	333-199069	10.25	10/1/2014

10.24	Amendment No. 2 to License Agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of March 14, 2006.	S-1	333-199069	10.26	10/1/2014

10.25+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.26(i)†	Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 29, 2007.	S-1	333-199069	10.28(i)	10/1/2014

10.26(ii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 26, 2008.	S-1	333-199069	10.28(ii)	10/1/2014

10.26(iii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 18, 2008.	S-1	333-199069	10.28(iii)	10/1/2014

10.26(iv)†	Amendment No. 1 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 28, 2009.	S-1	333-199069	10.28(iv)	10/1/2014

10.26(v)†	Amendment No. 3 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 5, 2010.	S-1	333-199069	10.28(v)	10/1/2014

10.26(vi)†	Amendment No. 4 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 24, 2011.	S-1	333-199069	10.28(vi)	10/1/2014

10.26(vii)†	Amendment No. 5 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of April 15, 2011.	S-1	333-199069	10.28(vii)	10/1/2014

10.26(viii)†	Amendment No. 6 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 26, 2011.	S-1	333-199069	10.28(viii)	10/1/2014

10.26(ix)†	Amendment No. 7 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 1, 2012.	S-1	333-199069	10.28(ix)	10/1/2014

10.26(x)†	Amendment No. 8 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 10, 2012.	S-1	333-199069	10.28(x)	10/1/2014

10.26(xi)†	Amendment No. 9 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 26, 2012.	S-1	333-199069	10.28(xi)	10/1/2014

10.26(xii)†	Amendment No. 10 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 21, 2013.	S-1	333-199069	10.28(xii)	10/1/2014

10.26(xiii)†	Amendment No. 11 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 9, 2013.	S-1	333-199069	10.28(xiii)	10/1/2014

10.26(xiv)†	Amendment No. 12 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 1, 2013.	S-1	333-199069	10.28(xiv)	10/1/2014

10.26(xv)†	Amendment No. 13 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 6, 2014.	S-1	333-199069	10.28(xv)	10/1/2014

10.26(xvi)†	Amendment No. 14 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 5, 2014.	S-1	333-199069	10.28(xvi)	10/1/2014

10.26(xvii)†	Amendment No. 15 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of October 20, 2014.	10-Q	001-36740	10.28(xvii)	11/12/2015

10.26(xviii)†	Amendment No. 16 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xviii)	11/12/2015

10.26(xix)†	Amendment No. 17 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xix)	11/12/2015

10.26(xx)†	Amendment No. 18 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 15, 2015.	10-Q	001-36740	10.28(xx)	11/12/2015

10.26(xxi)†	Amendment No. 19 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 1, 2015.	10-Q	001-36740	10.28(xxi)	11/12/2015

10.26(xxii)†	Amendment No. 20 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 1, 2015.	10-Q	001-36740	10.28(xxii)	11/12/2015

10.26(xxiii)†	Amendment No. 21 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 29, 2015.	10-Q	001-36740	10.28(xxiii)	11/12/2015

10.26(xxiv)†	Amendment No. 23 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of September 1, 2015.	10-Q	001-36740	10.28(xxiv)	11/12/2015

10.26(xxv)†	Amendment No. 22 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of April 14, 2016.	10-Q	001-36740	10.28(xxv)	8/8/2016

10.26(xxvi)†

Amendment No. 24 to the Process Development and Clinical Supply Agreement, by and between Fibrogen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, retroactively effective as of September 15, 2015.

		10-Q	001-36740	10.28(xxvi)	8/8/2016

10.26(xxvii)†

Amendment No. 25 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, retroactively effective as of October 15, 2015.

		10-Q	001-36740	10.28(xxvii)	8/8/2016

10.26(xxviii)†	Amendment No. 26 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of June 30, 2016.	10-Q	001-36740	10.28(xxviii)	8/8/2016

10.26(xxix)†	Amendment No. 27 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of July 25, 2016.	10-Q	001-36740	10.28(xxix)	11/8/2016

10.26(xxx)†	Amendment No. 28 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 22, 2016.	10-Q	001-36740	10.28(xxx)	11/8/2016

10.26(xxxi)*†	Amendment No. 29 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	—	—	—	—

10.26(xxxii)*†	Amendment No. 30 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	—	—	—	—

10.27+	Offer Letter, by and between FibroGen, Inc. and Frank Valone, dated as of November 3, 2008.	S-1	333-199069	10.29	10/1/2014

10.28+	Offer Letter, by and between FibroGen, Inc. and K. Peony Yu, dated as of November 21, 2008.	S-1	333-199069	10.3	10/1/2014

10.29+	Offer Letter, by and between FibroGen, Inc. and Pat Cotroneo, dated as of October 23, 2000.	S-1	333-199069	10.31	10/1/2014

10.30+	Form of Change in Control and Severance Agreement by and between FibroGen, Inc. and its officers.	S-1/A	333-199069	10.32	10/24/2014

10.31+	FibroGen, Inc. Non-Employee Director Compensation Plan, as amended.	10-Q	001-36740	10.4	5/9/2016

10.32+	Incentive Compensation Plan, effective as of June 8, 2016.	8-K	001-36740	10.1	6/10/2016

21.1	Subsidiaries of FibroGen, Inc.	S-1/A	333-199069	21.1	10/24/2014

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	XBRL Instance Document	—	—	—	—

101.SCH*	XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
†	Confidential Treatment Requested.
+	Indicates a management contract or compensatory plan.
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