Form 10-Q
period 2017-03-31
FIBROGEN INC
filed 2017-05-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of April 28, 2017 was 69,944,209.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$170,598	$173,782
Short-term investments	72,824	79,397
Accounts receivable ($3,604 and $4,102 from a related party)	7,248	10,448
Prepaid expenses and other current assets	5,911	2,889
Total current assets	256,581	266,516

Restricted time deposits	6,217	6,217
Long-term investments	53,155	71,010
Property and equipment, net	122,818	123,657
Other assets	2,985	2,152
Total assets	$441,756	$469,552

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$2,950	$6,223
Accrued liabilities ($289 and $1,615 to related parties)	49,179	50,914
Deferred revenue	7,984	7,988
Total current liabilities	60,113	65,125

Long-term portion of lease financing obligations	97,536	97,352
Product development obligations	15,152	14,854
Deferred rent	4,075	4,212
Deferred revenue, net of current	108,068	106,709
Other long-term liabilities	5,840	6,191
Total liabilities	290,784	294,443

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2017 and December 31, 2016; 64,422 and 63,665 shares issued and outstanding at March 31, 2017 and December 31, 2016	644	637
Additional paid-in capital	634,980	625,903
Accumulated other comprehensive loss	(1,020)	(960)
Accumulated deficit	(502,903)	(469,742)
Total stockholders’ equity	131,701	155,838
Non-controlling interests	19,271	19,271
Total equity	150,972	175,109
Total liabilities, stockholders’ equity and non-controlling interests	$441,756	$469,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
License and milestone revenue (includes $3,249 and $3,313 from a related party)	$19,581	$19,738
Collaboration services and other revenue (includes $340 and $352 from a related party)	7,310	8,544
Total revenue	26,891	28,282

Operating expenses:
Research and development	46,732	43,650
General and administrative	11,530	11,417
Total operating expenses	58,262	55,067
Loss from operations	(31,371)	(26,785)

Interest and other, net
Interest expense	(2,375)	(2,777)
Interest income and other, net	645	1,416
Total interest and other, net	(1,730)	(1,361)

Loss before income taxes	(33,101)	(28,146)
Provision for (benefit from) income taxes	60	(305)
Net loss	$(33,161)	$(27,841)

Net loss per share - basic and diluted	$(0.52)	$(0.45)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	64,037	62,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(33,161)	$(27,841)
Other comprehensive income (loss):
Foreign currency translation adjustments	(255)	(642)
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	179	589
Reclassification from accumulated other comprehensive loss	16	—
Net change in unrealized gain on available-for-sale investments	195	589
Other comprehensive loss, net of taxes	(60)	(53)
Comprehensive loss	$(33,221)	$(27,894)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(33,161)	$(27,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,525	1,502
Amortization of premium on investments	613	695
Unrealized loss (gain) on short-term investments	1	(620)
Loss on disposal of property and equipment	(4)	—
Stock-based compensation	8,409	7,340
Tax benefit on unrealized gain on available-for-sale securities	—	(339)
Realized gain on sales of available-for-sale securities	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	3,200	9,468
Prepaid expenses and other current assets	(2,943)	(663)
Other assets	(833)	358
Accounts payable	(3,273)	(4,978)
Accrued liabilities	(1,916)	(3,214)
Deferred revenue	1,355	190
Lease financing liability	335	136
Other long-term liabilities	(413)	708
Net cash used in operating activities	(27,135)	(17,258)

Investing activities
Purchases of property and equipment	(636)	(898)
Proceeds from sale of property and equipment	5	—
Purchases of available-for-sale securities	(30)	(19)
Proceeds from sales of available-for-sale securities	10,205	—
Proceeds from maturities of available-for-sale securities	13,864	5,976
Net cash provided by investing activities	23,408	5,059

Financing activities
Repayments of lease liability	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(2,424)	(1,261)
Proceeds from issuance of common stock	3,099	1,213
Net cash provided by (used in) financing activities	574	(149)
Effect of exchange rate change on cash and cash equivalents	(31)	(17)
Net decrease in cash and cash equivalents	(3,184)	(12,365)
Total cash and cash equivalents at beginning of period	173,782	153,324
Total cash and cash equivalents at end of period	$170,598	$140,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics agents to treat serious unmet medical needs. The Company’s focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. The Company’s most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab, or FG-3019, is the Company’s monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. The Company has taken a global approach with respect to the development and future commercialization of its product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). The Company is capitalizing on its extensive experience in fibrosis and hypoxia inducible factor (“HIF”) biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The December 31, 2016 condensed consolidated balance sheet data contained within this Form 10-Q was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016 (“2016 Form 10-K”), but does not include all disclosures required by U.S. GAAP.

The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the 2016 Form 10-K. The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2016 Form 10-K.

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

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this guidance as of January 1, 2017 and has elected to continue with its existing policy to estimate forfeitures expected to occur when calculating stock compensation expense. Upon adoption, the Company recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact to the Company’s accumulated deficit was zero, resulted from these retrospective adjustments. The adoption of this guidance had no impact to the Company’s consolidated financial statements for the three months ended March 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has commenced its implementation activities related to the adoption of ASU 2014-09 and is in the process of applying the five-step model of the new standard to its various revenue related arrangements. The Company has completed step 1 (Identify the contract(s) with a customer) and concluded that its collaboration agreements with Astellas Pharma Inc. and AstraZeneca AB are the only material contracts which will be impacted by the adoption of the new revenue standards. The Company is in the process of completing step 2 (Identify the performance obligations in the contract) and has not yet reached a conclusion on whether the distinct criteria evaluated under ASC 605-25 for each performance obligation would result in a similar conclusion under the new revenue standards. With respect to milestones that were previously recognized under ASC 605-28, the milestone method is not applicable under the new revenue standards, and they are considered part of the overall arrangement consideration which will result in a deferral of revenue under the new revenue standards as part of the adoption. The Company will adopt the new revenue standards in the first quarter of 2018 and apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenues recognized and its views on the expected impact to the periods prior to adoption.

2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). The Japan Agreement also provides for additional development and regulatory approval milestone payments up to $117.5 million, a commercial sales related milestone of $15.0 million and additional consideration based on net sales (as defined) in the low 20% range after commercial launch. A clinical milestone payment of $12.5 million was received in 2013. During the second quarter of 2016, the Company recognized $10.0 million of revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with chronic kidney disease in patients on dialysis. The amount was received in early July 2016. The Company evaluated the criteria under ASC 605-28 and concluded that the aforementioned milestone was substantive.

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

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca has agreed to pay upfront, non-contingent and time-based payments totaling $374.0 million, which were fully received in various amounts through June 2016. In addition, the U.S./RoW Agreement also provides for development and regulatory approval based milestone payments of up to $550.0 million, which include potential future indications which the companies choose to pursue, and commercial related milestone payments of up to $325.0 million. During 2015, the Company received a $15.0 million development milestone payment as a result of the finalization of its two audited pre-clinical carcinogenicity study reports. The Company evaluated the criteria under ASC 605-28 and concluded that the aforementioned milestone was substantive.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”), for which the Company has received approval from the China Food and Drug Administration for its clinical trial application for a Phase 2/3 trial and acceptance of its investigational new drug application from the U.S. Food and Drug Administration for a Phase 3 trial. As a result, for revenue recognition purposes, during the third quarter of 2016, the Company extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2017	2016
Japan	License	$212	$75
	Milestones	—	—
	Total license and milestone revenue	212	$75
	Collaboration services revenue*	11	$4

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2017	Deferred Revenue at March 31, 2017	Total Consideration Through March 31, 2017
License	$45,922	$—	$45,922
When and if available compounds	22	25	47
Manufacturing--clinical supplies	2,131	—	2,131
Committee services	20	—	20
Total license and collaboration services revenue	$48,095	$25	$48,120

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2017	2016
Europe	License	$3,037	$3,238
	Milestones	—	—
	Total license and milestone revenue	3,037	3,238
	Collaboration services revenue*	$329	$348

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2017	Deferred Revenue at March 31, 2017	Total Consideration Through March 31, 2017
License	$415,309	$—	$415,309
When and if available compounds	387	404	791
Manufacturing--clinical supplies	9,948	—	9,948
Development services--in progress	33,275	—	33,275
Committee services	287	—	287
Total license and collaboration services revenue	$459,206	$404	$459,610

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Deliverable	2017	2016
U.S. / RoW and China	License	$16,332	$16,425
	Milestones	—	—
	Total license and milestone revenue	16,332	16,425
	Collaboration services revenue*	6,970	8,184
	China single unit of accounting**	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2017	Deferred Revenue at March 31, 2017	Total Consideration Through March 31, 2017
License	$419,029	$—	$419,029
Co-development, information sharing & committee services	97,719	29,680	127,399
Manufacturing--clinical supplies	383	53	436
China-single unit of accounting	—	85,890	85,890
Total license and collaboration services revenue	$517,131	$115,623	$632,754

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$102,004	$—	$102,004
Bond and mutual funds	22,734	—	—	22,734
Equity investments	205	—	—	205
Money market funds	83,919	—	—	83,919
Certificate of deposits	—	1,036	—	1,036
Total	$106,858	$103,040	$—	$209,898

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,683	$—	$126,683
Bond and mutual funds	22,462	—	—	22,462
Equity investments	225	—	—	225
Money market funds	94,543	—	—	94,543
Certificate of deposits	—	1,037	—	1,037
Total	$117,230	$127,720	$—	$244,950

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,090	$98,090

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,856	$97,856

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Cash	$86,679	$79,239
Money market funds	83,919	94,543
Total cash and cash equivalents	$170,598	$173,782

At March 31, 2017 and December 31, 2016, a total of $24.4 million and $24.3 million, respectively, of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$101,898	$147	$(41)	$102,004
Certificate of deposits	1,036	—	—	1,036
Bond and mutual funds	22,704	205	(175)	22,734
Equity investments	126	79	—	205
Total investments	$125,764	$431	$(216)	$125,979

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,550	$182	$(49)	$126,683
Certificate of deposits	1,037	—	—	1,037
Bond and mutual funds	22,305	157	—	22,462
Equity investments	125	100	—	225
Total investments	$150,017	$439	$(49)	$150,407

At March 31, 2017, all of the available-for-sale investments had contractual maturities within two years. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2017, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Preclinical and clinical trial accruals	$31,052	$29,550
Payroll and related accruals	9,050	14,232
Professional services	1,434	1,252
Other	7,643	5,880
Total accrued liabilities	$49,179	$50,914

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$4,901	$4,496
General and administrative	3,508	2,844
Total stock-based compensation expense	$8,409	$7,340

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2017	2016
Stock Options
Expected term (in years)	5.8	5.3
Expected volatility	71.7%	69.5%
Risk-free interest rate	2.3	1.4
Expected dividend yield	—	—
Weighted average estimated fair value	$16.16	$11.46

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	63.7 - 77.2%	69.1 - 70.3%
Risk-free interest rate	0.5 - 1.0%	0.2 - 0.9%
Expected dividend yield	—	—
Weighted average estimated fair value	$8.86	$13.70

6.	Income Taxes

The provision for income taxes for the three months ended March 31, 2017 was due to foreign taxes. The benefit from income taxes for the three months ended March 31, 2016 was primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

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

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $3.6 million and $3.7 million during the three months ended March 31, 2017 and 2016, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.3 million and $1.6 million during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, accounts receivable from Astellas were $3.6 million and $4.1 million, respectively, and amounts due to Astellas were $0.3 million and $1.6 million, respectively.

Julian N. Stern, a director of the Company since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining it as of counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. During the three months ended March 31, 2017 and 2016, the Company’s payments to Goodwin Procter LLP were immaterial. As of March 31, 2017 and December 31, 2016, the balance of the accrued liability for Goodwin Proctor LLP was immaterial.

8.	Subsequent Event

On April 11, 2017, the Company closed the follow-on offering of its common stock. In this offering, the Company sold 5,228,750 shares of its common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the offering expenses were approximately $0.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a science-based biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab (FG-3019), a fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”) is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We have taken a global approach to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). We are capitalizing on our extensive experience in fibrosis and hypoxia inducible factor (“HIF”) biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

Financial Highlights

	Three Months Ended March 31,
	2017	2016
	(in thousands, except for per share data)
Result of Operations
Revenue	$26,892	$28,282
Operating expenses	$58,262	$55,067
Net loss	$(33,160)	$(27,841)
Net loss per share - basic and diluted	$(0.52)	$(0.45)

	March 31, 2017	December 31, 2016
	(in thousands)
Balance Sheet
Cash and cash equivalents	$170,598	$173,782
Short-term and long-term investments	$125,979	$150,407
Accounts receivable	$7,248	$10,448

Our revenue for the three months ended March 31, 2017 decreased compared to the same period a year ago primarily due to the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”). The decrease was partially offset by an increase in reimbursable co-development costs allocated to license and milestone revenues.

Operating expenses for the three months ended March 31, 2017 increased compared to the same period a year ago primarily due to higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, higher clinical trial expenses related to roxadustat and higher stock-based compensation and employee-related expenses. The increases were partially offset by lower research and development outside services expense related to other HIF-PH inhibitors.

During the three months ended March 31, 2017, we had a net loss of $33.2 million, or net loss per basic and diluted share of $0.52, as compared to a net loss of $27.8 million, or net loss per basic and diluted share of $0.45 for the same period a year ago, due to a decrease in revenue and an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $303.8 million at March 31, 2017, a decrease of $30.8 million from December 31, 2016, primarily due to cash used in operations.

Programs

Roxadustat – Anemia Associated with Chronic Kidney Disease

Roxadustat, the first HIF-PH inhibitor to enter Phase 3 clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), continue to advance roxadustat through our global Phase 3 program to support regulatory approvals in the United States, Europe, Japan and China in both dialysis-dependent CKD patients and CKD patients who are not dialysis-dependent. We currently anticipate filing a New Drug Application (“NDA”) for roxadustat in the U.S. in 2018.

In January 2017, we reported topline results from our China Phase 3 studies of roxadustat in CKD anemia.  We currently expect to complete the 52-week safety exposure portion of these studies in the second quarter and complete a new drug application submission for roxadustat in China in the third quarter of 2017. Additionally, the roxadustat CKD program in China has been accepted into the Major Innovative Drug program sponsored by the National Health and Family Planning Commission and Ministry of Science and Technology, among other government agencies. The program includes a financial grant, and may provide for priority review of our new drug application.

Roxadustat – Anemia Associated with Myelodysplastic Syndromes

Based on roxadustat’s safety and efficacy profile to date and its mechanism of action, we believe that in addition to treating anemia in CKD, roxadustat has the potential to treat anemia associated with many other conditions, including Myelodysplastic Syndromes.

Background of Anemia in MDS

Myelodysplastic syndromes are a group of disorders characterized by poorly formed or dysfunctional blood cells, leading to anemia in most cases. Anemia, a serious medical condition, is associated with increased risks of hospitalization, cardiovascular complications, need for blood transfusions, exacerbation of other serious medical conditions and death, and frequently leads to significant fatigue, cognitive dysfunction and decreased quality of life.

Incidence and prevalence of MDS are not yet well understood, and may be greatly underestimated.  MDS diagnosis became reportable under the World Health Organization oncology classification system only in 2001.  According to its latest available estimate the National Cancer Institute estimates approximately 4.9 per 100,000 people in the United States (“U.S.”) general population are diagnosed with MDS annually for the period of 2007-2011, increased from 3.3/100,000 per year for 2001-2003.   The incident rate increases in older population, to 30.2/100,000 people in the ages of 70 and 79 years, and further to 59.8/100,000 among those 80 years of age and older.  The population-based registries are believed to have underestimated the incidence of MDS due to underreporting and underdiagnosis.  It has been reported, using Medicare billing claims data, that the incidence of MDS in patients aged 65 years and older was approximately 162/100,000 as of 2003. The prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more MDS therapies become available and patients are living longer with MDS.

In China, the incidence of MDS has been estimated to be 1.51/100,000 in the adult population.  This is lower than those seen in other major markets such as the U.S., Western Europe, and Japan, and we believe that underdiagnosis may be contributing to the lower estimate in China.

Anemia is the most common clinical presentation in MDS, which results in red blood cell (“RBC”) transfusions and related risks such as iron overload and significant impairment of the quality of life in affected patients. Dependency on RBC transfusions has been associated with shorter life expectancy in patients with MDS.

Limitations of the Current Standard of Care for MDS and Anemia associated with MDS

As a bone marrow disorder, anemia treatment options are limited and MDS patients often rely on repeated blood transfusions. Currently, there is no drug approved for the treatment of anemia in MDS patients in China or in the U.S., and transfusions are not readily accessible in China due to limited blood supply.

Stem cell transplantation is the only treatment that can cure MDS, but is available to only a small fraction of higher risk young MDS patients who are eligible for bone marrow transplant, for whom the treatment is often delayed until the disease progresses because of the known risks associated with transplantation itself and low success rates. This treatment option is unavailable to the majority of MDS patients who are older or who are deemed low risk.

There are very limited approved pharmacologic treatments for MDS. The U.S. Food and Drug Administration (“FDA”) -approved treatments for MDS include the aza‑nucleosides (HMA) 5-azacitidine and decitabine which are typically used for treating intermediate or higher risk patients (based on the International Prognostic Scoring System). These therapies are not approved for lower risk MDS patients because of their significant undesirable effects on bone marrow. These hypomethylating agents can achieve remission in a minority of the treated patients for a short duration of time before progression to acute myeloid leukemia, and are associated with significant levels of neutropenia and thrombocytopenia on top of those caused by MDS. Lenalidomide (Revlimid®) is approved in the U.S. and in the European Union (“EU”) only for treating MDS patients with 5q (del) (a condition present in only 7% to 15% of MDS patients in whom a region of DNA has been deleted on one of the pair of chromosome 5 in the patient’s immature RBCs), and has a 61% to 67% responder rate in this sub-population, along with significant side effects such as neutropenia (55% to 75%) and thrombocytopenia (41% to 44%).

While there are no approved therapies for anemia of MDS, treatment guidelines recommend the use of Erythropoiesis Stimulating Agents (“ESAs”) to address anemia in lower risk MDS patients that have a low erythropoietin level. ESA doses used for MDS anemia are generally five times the doses typically used for treating anemia in CKD patients, and the response rates are as low as 20% to 32% in lower risk MDS patients. Reasons for the high ESA dose requirement in MDS includes inflammation contributing to ESA-resistance, which is associated with elevated hepcidin levels and functional iron deficiency, and the underlying progressive dysfunction of the bone marrow. Even those patients who initially respond to ESAs generally develop resistance to ESAs as their MDS progresses and become dependent on blood transfusions once they stop responding to ESAs.

RBC transfusion is generally reserved for severe anemia in MDS patients. RBC transfusions are usually used when Hb < 9.0 g/dL or lower in the U.S. The hemoglobin threshold for RBC transfusion is as low as < 6.0 g/dL in MDS patients in China, where transfusions are not readily accessible due to limited blood supply. Frequent RBC transfusions impose both financial and time burdens on patients and payors since frequent visits to the hospital for blood tests and transfusions are required. More importantly, transfusions are associated with risks of development of alloantibodies which is related to the number of prior transfusions, and the transmission of infectious agents which is a concern especially in MDS patients, some of whom are already immunocompromised due to neutropenia as part of their bone marrow dysplasia. Most notably, chronic RBC transfusions result in iron overload where iron can damage the heart, liver and other organs, as well as have a negative impact on clonal evolution and on hematopoietic stem cell therapy outcome. Iron overload from RBC transfusions is thought to be inhibitory on erythropoiesis and excess iron impacts hepcidin regulation causing a self-reinforcing feedback loop on erythropoiesis. For these reasons, patients with iron overload are treated with iron chelating agent in an attempt to reduce iron toxicity, but gastrointestinal and renal side effects lead to 1‑year discontinuation rate of iron chelator as high as 49%. Given these risk factors, RBC transfusion dependency is a strong non-favorable prognostic factor for survival of MDS patients.

The disease burden of anemia in MDS is high. Severe anemia interferes with MDS patients’ quality of life and their ability to work as well as negatively impacts the function of other organ systems due to insufficient oxygen delivery to tissues. When RBC transfusions become necessary to sustain bodily functions, the risk of transfusion-related complications can further threaten MDS patients’ lives and well-being.

Our Solution

We believe there is a significant need for a safer, more effective, and more convenient approach to address anemia in patients with lower-risk MDS.  Roxadustat, our orally administered small molecule HIF-PH inhibitor, stimulates the body’s natural mechanism of RBC production and iron hemostasis based on cellular-level oxygen- sensing and iron-regulation mechanisms.  Roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of RBC progenitors, an increase in the body’s production of endogenous erythropoietin, and an increase in iron availability for hemoglobin synthesis.  Moreover, in anemia of CKD, roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by C reactive protein, where ESAs have shown limited effect.  We believe that we may be able to replicate this result in MDS anemia patients, where inflammation is a significant contributing factor.

Roxadustat – Clinical Development

In the U.S., the FDA accepted our investigational new drug application (“IND”) for a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS patients. This is planned to be a global multi-center, phase 3 study in transfusion dependent lower-risk MDS patients, with up to 24 patients in the open-label lead-in portion which precedes the 160 patient randomized, double-blind, placebo-controlled part of the study, in which subjects will be randomized 3:2 to receive roxadustat or placebo three-times-weekly for 28 weeks, with safety extension to 1 year. The Primary endpoint is the proportion of patients who achieve transfusion independence. We plan on initiating this study in the third quarter of 2017.

In March 2017, we received approval from the China Food and Drug Administration on our Phase 2/3 MDS clinical trial application to evaluate roxadustat for the treatment of anemia in Chinese patients with MDS.  This Phase 2/3 clinical trial will evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower risk MDS patients with anemia. The initial open-label portion of the study is expected to enroll up to 40 patients, with 135 patients planned for the randomized, double-blind, placebo-controlled Phase 3 portion of the study, in which subjects will be randomized 2:1 to receive roxadustat or placebo three-times-weekly for 26 weeks. The primary endpoint for this study is percentage of patients with Hb response. The Phase 2/3 study is expected to initiate in the fourth quarter of 2017.

Pamrevlumab – Fibrotic Disease

Pamrevlumab (FG-3019) is our fully-human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element of the progression of fibrosis and associated serious diseases. We are currently conducting Phase 2 trials in IPF, pancreatic cancer and DMD.

IPF is a form of progressive pulmonary fibrosis that destroys the structure and function of the lungs. In the third quarter of 2017, we expect to report topline results from the 103 patient placebo-controlled portion of our Phase 2 trial in IPF and the 57 patient sub-study testing pamrevlumab in combination with either of the currently approved therapies.

The approvals and subsequent launches of Esbriet and Ofev have clearly shown the commercial potential in IPF. Hoffmann-La Roche reported worldwide sales of Esbriet in 2016 of approximately $770 million, up from approximately $560 million in 2015. Similarly, Boehringer Ingleheim reported total sales of approximately $660 million for Ofev in 2016, compared with $330 million in 2015.  Boehringer Ingleheim reported over 20,000 IPF patients treated with Ofev since its approval in 2014.

In January, at ASCO 2017 Gastrointestinal Cancers Symposium, we reported interim results for our ongoing open-label trial to determine if pamrevlumab in combination with gemcitabine and nab-paclitaxel, can convert stage 3 inoperable cancer to resectable, or operable, cancer. These interim results continue to indicate that treatment with pamrevlumab plus chemotherapy for 6 months is able to alter the tumor properties sufficiently to enhance eligibility for surgical exploration, surgery completion and survival. We expect to complete enrollment in the second quarter with surgical assessment data to follow in the fourth quarter of 2017 or the first quarter of 2018.

We also continue to enroll patients in an open-label Phase 2 trial of pamrevlumab in non-ambulatory patients with DMD.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca as described below.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into a collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Europe Agreement”). Under these agreements, we provide Astellas the right to develop and commercialize roxadustat for anemia indications in these territories.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million of revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through March 31, 2017 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of March 31, 2017, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (“U.S./RoW Agreement”). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“China Agreement”). Under these agreements we provide AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat.

Now that we have reached the $116.5 million cap on our initial funding obligations (during which time we shared 50% of the joint initial development costs), all development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China have been paid by Astellas and AstraZeneca since reaching the cap.

In China, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) will conduct the development work for CKD anemia, will hold all of the regulatory licenses issued by China regulatory authorities, and will be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million as a time based development milestone. The aggregate amount of such consideration received through March 31, 2017 totals $417.2 million.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with MDS, for which we have received approval from the China Food and Drug Administration (“CFDA”) for our clinical trial application in China for a Phase 2/3 trial and acceptance of our IND from the FDA for a Phase 3 trial in the U.S. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

AstraZeneca may terminate the U.S./RoW Agreement upon specified events, including our bankruptcy or insolvency, our uncured material breach, technical product failure, or upon 180 days prior written notice at will. If AstraZeneca terminates the U.S./RoW Agreement at will, in addition to any unpaid non-contingent payments, it will be responsible for paying for a substantial portion of the post-termination development costs under the agreed development plan until regulatory approval.

AstraZeneca may terminate the China Agreement upon specified events, including our bankruptcy or insolvency, our uncured material breach, technical product failure, or upon advance prior written notice at will. If AstraZeneca terminates our China Agreement at will, it will be responsible for paying for transition costs as well as make a specified payment to FibroGen China.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2017 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through March 31, 2017	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	417,200	1,208,500	1,625,700
Total revenue	$889,793	$1,653,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$19,581	$19,738	$(157)	(1)%
Collaboration services and other revenue	7,310	8,544	(1,234)	(14)
Total revenue	$26,891	$28,282	$(1,391)	(5)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 73% and 70% of total revenue for the three months ended March 31, 2017 and 2016, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 89 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the years presented. Collaboration services and other revenues represented 27% and 30% of total revenue for the three months ended March 31, 2017 and 2016, respectively.

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

Total revenue decreased $1.4 million, or 5% for the three months ended March 31, 2017, compared to the same periods a year ago for the reasons discussed in the sections below.

License and Milestone Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$3,249	$3,313	$(64)	(2)%
AstraZeneca	16,332	16,425	(93)	(1)
Total license and milestone revenue	$19,581	$19,738	$(157)	(1)%

License and milestone revenue recognized under our collaboration agreements with AstraZeneca remained relatively flat for the three months ended March 31, 2017, compared to the same period a year ago, due to an increase in reimbursable co-development costs allocated to license and milestone revenues. The increase was partially offset by the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS.

License and milestone revenue recognized under our collaboration agreements with Astellas remained relatively flat for the three months ended March 31, 2017, compared to the same period a year ago, with no significant offsetting impacts.

Collaboration Services and Other Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$340	$352	$(12)	(3)%
AstraZeneca	6,970	8,184	(1,214)	(15)
Total collaboration services revenue	7,310	8,536	(1,226)	(14)%
Other revenue	—	8	(8)	(100)%
Total collaboration services and other revenue	$7,310	$8,544	$(1,234)	(14)%

Collaboration services and other revenue decreased $1.2 million, or 14%, for the three months ended March 31, 2017, compared to the same periods a year ago due to a decrease in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca from the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS.

Collaboration services revenue recognized under our collaboration agreements with Astellas remained relatively flat for the three months ended March 31, 2017, compared to the same period a year ago.

Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Operating expenses
Research and development	$46,732	$43,650	$3,082	7%
General and administrative	11,530	11,417	113	1%
Total operating expenses	$58,262	$55,067	$3,195	6%

Total operating expenses increased $3.2 million, or 6%, for the three months ended March 31, 2017, compared to the same period a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
		2017	2016
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$29,952	$27,475
Pamrevlumab	Phase 2	11,361	7,889
FG-6874	Phase 1	—	90
FG-5200	Preclinical	1,127	1,143
Other research and development expenses		4,292	7,053
Total research and development expenses		$46,732	$43,650

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

Research and development expenses increased $3.1 million, or 7%, for the three months ended March 31, 2017, compared to the same period a year ago. The increase was primarily due to increases in drug development expenses of $3.4 million, clinical trial costs of $3.2 million and stock-based compensation of $0.4 million, partially offset by decreases in allocated facility related expense of $2.2 million and outside services of $1.7 million. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat. Stock-based compensation increased due to cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, decreased due to the final assessment we obtained during the current quarter, resulting in a total of $3.0 million reduction in assessed property tax. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. Other general and administrative expenses include facility-related costs and professional fees, accounting and legal services, other outside services, recruiting fees and expenses associated with obtaining and maintaining patents.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, regulatory compliance programs, and investor relations costs associated with being a public company and ceasing to be an emerging growth company. Additionally, if and when we believe the first regulatory approval of one of our product candidates appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

General and administrative expenses remained relatively flat for the three months ended March 31, 2017, compared to the same period a year ago, primarily due to increases in stock-based compensation expense of $0.7 million and employee-related costs of $0.5 million, offset by a decrease in facility related expense of $0.9 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher average compensation level. Facility related expenses decreased due to the final assessment we obtained during the current quarter, resulting in a total of $3.0 million reduction in assessed property tax.

Operating Expenses for Roxadustat Covered Under Collaboration Agreements

We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat. During the fourth quarter of 2015, the $116.5 million cap on our share of development costs for roxadustat was reached. As such, all development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China have been paid by Astellas and AstraZeneca since reaching the cap. In China, our subsidiary FibroGen Beijing will conduct the development work for CKD anemia, will hold all of the regulatory licenses issued by China regulatory authorities, and be primarily responsible for regulatory, clinical and manufacturing. All development and commercialization costs for roxadustat in China will be shared equally with AstraZeneca.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,375)	$(2,777)	$402	(14)%
Interest income and other, net	645	1,416	(771)	(54)%
Total interest and other, net	$(1,730)	$(1,361)	$(369)	27%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense decreased $0.4 million, or 14%, for the three months ended March 31, 2017, compared to the same period a year ago, primarily due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China during the second quarter of 2016.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, and realized gains (losses) on sales of investments. Interest income and other, net decreased $0.8 million, or 54%, for the three months ended March 31, 2017, compared to the same period a year ago primarily due to unrealized foreign currency translation losses on our monetary assets denominated in foreign currency as a result of U.S. Dollar strengthening.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Loss before income taxes	$(33,101)	$(28,146)
Provision for (benefit from) income taxes	60	(305)
Effective tax rate	(0.2)%	1.1%

The provision for income taxes for the three months ended March 31, 2017 was due to foreign taxes. The benefit from income taxes for the three months ended March 31, 2016 was primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

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

On April 11, 2017, we closed an offering of our common stock. In this offering, we sold 5,228,750 shares of our common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the offering expenses were approximately $0.4 million.

As of March 31, 2017, we had cash and cash equivalents of approximately $170.6 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of March 31, 2017, we had short-term and long-term investments of approximately $72.8 million and $53.2 million, respectively. As of March 31, 2017, a total of $24.4 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(27,135)	$(17,258)
Investing activities	23,408	5,059
Financing activities	574	(149)
Effect of exchange rate changes on cash and cash equivalents	(31)	(17)
Net decrease in cash and cash equivalents	$(3,184)	$(12,365)

Operating Activities

Net cash used in operating activities was $27.1 million for the three months ended March 31, 2017 and consisted primarily of net loss of $33.2 million adjusted for non-cash items of $10.5 million and a net decrease in operating assets and liabilities of $4.5 million. The significant non-cash items included stock-based compensation expense of $8.4 million and depreciation expense of $1.5 million. The significant items in the changes in operating assets and liabilities included decreases resulted from accounts payable of $3.3 million, prepaid expenses and other current assets of $2.9 million and accrued liabilities of $1.9 million, partially offset by increases resulted from accounts receivable of $3.2 million and deferred revenue of $1.4 million. The change in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in prepaid expenses and other current assets was primarily related to the refund receivable associated with the final assessment we obtained during the current quarter, resulting in a total of $3.0 million reduction in assessed property tax.

Net cash used in operating activities was $17.3 million for the three months ended March 31, 2016 and consisted primarily of net loss of $27.8 million adjusted for non-cash items of $8.6 million and a net increase in operating assets and liabilities of $2.0 million. The significant non-cash items included stock-based compensation expense of $7.3 million and depreciation expense of $1.5 million. The significant items in the changes in operating assets and liabilities included an increase resulted from accounts receivable of $9.5 million, partially offset by decreases resulted from accounts payable of $5.0 million and accrued liabilities of $3.2 million. The change in accounts receivable was related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $23.4 million for the three months ended March 31, 2017 and consisted of proceeds from maturities of available-for-sale securities of $13.9 million and sales of available-for-sale securities of $10.2 million, partially offset by cash used in purchases of property and equipment of $0.6 million.

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

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2017 and consisted primarily of $3.1 million of proceeds from the issuance of common stock upon exercise of stock options, partially offset by $2.4 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2016 and consisted of $1.3 million of cash paid for payroll taxes on restricted stock unit releases and $0.1 million of repayments on our lease liability, offset by $1.2 million of proceeds from the issuance of common stock upon exercise of stock options.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2017 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance as of January 1, 2017 and have elected to continue with our existing policy to estimate forfeitures expected to occur when calculating stock compensation expense.  Upon adoption, we recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact to our accumulated deficit was zero, resulted from these retrospective adjustments. The adoption of this guidance had no impact to our consolidated financial statements for the three months ended March 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We have commenced our implementation activities related to the adoption of ASU 2014-09 and are in the process of applying the five-step model of the new standard to our various revenue related arrangements. We have completed step 1 (Identify the contract(s) with a customer) and concluded that our collaboration agreements with Astellas and AstraZeneca are the only material contracts which will be impacted by the adoption of the new revenue standards. We are in the process of completing step 2 (Identify the performance obligations in the contract) and have not yet reached a conclusion on whether the distinct criteria evaluated under ASC 605-25 for each performance obligation would result in a similar conclusion under the new revenue standards. With respect to milestones that were previously recognized under ASC 605-28, the milestone method is not applicable under the new revenue standards, and they are considered part of the overall arrangement consideration which will result in a deferral of revenue under the new revenue standards as part of the adoption. We will adopt the new revenue standards in the first quarter of 2018 and apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenues recognized and our views on the expected impact to the periods prior to adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe there has been no material change in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab (FG-3019), in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2016, 2015 and 2014 was approximately $61.7 million, $85.8 million and $59.5 million, respectively. As of March 31, 2017, we had an accumulated deficit of $502.9 million. As of March 31, 2017, we had capital resources consisting of cash, cash equivalents and short-term investments of $243.4 million plus $53.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll over 8,000 patients for our U.S. and European program alone. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndromes (“MDS”), for which we received approval from the China Food and Drug Administration for our clinical trial application in China and acceptance of our investigational new drug application from the FDA. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. Noxxon Pharma AG has conducted Phase 2 studies with an anti-hepcidin Spiegelmer ®  lexaptepid pegol (NOX-H94), a mirror image of a natural oligonucleotide, in cancer patients for the treatment of anemia associated with chronic disease, as well as in ESA-hyporesponsive patients on dialysis. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as over 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK who recently was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia and recently announced an expansion of their U.S. collaboration with Otsuka to add markets including China. 3SBio Inc. also plans on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market in 2016.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and recently received accelerated approval in the United States for its first drug Exondys 51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Marathon Pharmaceuticals received approval for its drug Emflaza (deflazacort) on February 9, 2017 and on March 16, 2017 announced that it had sold the commercialization rights to Emflaza to PTC Therapeutics. PTC Therapeutics’ product ataluren (Translarna TM ) received conditional approval in Europe in 2014 and a Refuse to File letter from the FDA in March 2016. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however it is also limited to a subset of patients who carry a specific mutation.

Conversely, pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. For example, Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone ®/Catena ®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously the company had expected this additional trial to be confirmatory rather than necessary for submission.  Separately, the EMEA has accepted Santhera’s filing for Raxone in DMD patients.  Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and Tivorsan intends to submit an investigational new drug application and start Phase 1 in 2017. Summit and Sarepta recently announced a collaboration in which the companies have agreed to collaborate on Summit’s utrophin modulator pipeline including its lead candidate ezutromid.  The companies will co-develop the pipeline and Sarepta will receive the rights to the compounds in Europe, Turkey, and the Commonwealth of Independent States.  Sarepta also has an option on the rights to the program for Latin America.  Summit will retain commercialization rights in all other countries including the U.S.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2017, approximately $2.2 million of our cash and cash equivalents is held in China.

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

We have broad discretion in the use of the net proceeds from our underwritten public offering of common stock on April 11, 2017 (the “Offering”) and may not use them effectively.*

The net proceeds from the Offering will be used to fund the expansion of product development in China, including developing roxadustat in additional indications beyond CKD, manufacturing and commercialization activities, as well as for general corporate purposes, which may include, among other things, funding research and development, clinical trials, vendor payables, potential regulatory submissions, hiring additional personnel and capital expenditures; however, we have no current commitments or obligations to do so. Our management has broad discretion in the application of the balance of the net proceeds from the Offering and could spend the proceeds in ways our stockholders may not agree with or that fails to improve our business or enhance the value of our common stock. The failure by our management to use these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 28, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 24.74% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 28, 2017. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

FibroGen, Inc.

Dated: May 9, 2017	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Shareholders’ Agreement by and among FibroGen China Anemia Holdings, Ltd. and certain of its shareholders, dated as of July 11, 2012.	S-1	333-199069	4.15	10/01/2014

4.6	Share Purchase Agreement by and among FibroGen China Anemia Holdings, Ltd. and the purchasers party thereto, dated as of July 11, 2012.	S-1	333-199069	4.16	10/01/2014

4.7	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.26(xxxiii)*†	Amendment No. 31 to the Process Development and Clinical Supply Agreement, by and between the Company and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of March 2, 2017.	—	—	—	—

10.32*†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017	—	—	—	—

10.33*+	Form of Executive Officer Change in Control and Severance Agreement	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith
†	Confidential Treatment Requested
+	Indicates a management contract or compensatory plan