Form 10-Q
period 2017-06-30
FIBROGEN INC
filed 2017-08-07
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock outstanding as of July 31, 2017 was 71,195,226.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$290,277	$173,782
Short-term investments	69,121	79,397
Accounts receivable ($4,739 and $4,102 from a related party)	8,933	10,448
Prepaid expenses and other current assets	3,013	2,889
Total current assets	371,344	266,516

Restricted time deposits	6,217	6,217
Long-term investments	39,204	71,010
Property and equipment, net	122,591	123,657
Other assets	3,282	2,152
Total assets	$542,638	$469,552

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$3,261	$6,223
Accrued liabilities ($269 and $1,615 to related parties)	48,534	50,914
Deferred revenue	7,979	7,988
Total current liabilities	59,774	65,125

Long-term portion of lease financing obligations	97,451	97,352
Product development obligations	16,284	14,854
Deferred rent	3,936	4,212
Deferred revenue, net of current	109,579	106,709
Other long-term liabilities	6,245	6,191
Total liabilities	293,269	294,443

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2017 and December 31, 2016; 70,969 and 63,665 shares issued and outstanding at June 30, 2017 and December 31, 2016	710	637
Additional paid-in capital	766,861	625,903
Accumulated other comprehensive loss	(1,387)	(960)
Accumulated deficit	(536,086)	(469,742)
Total stockholders’ equity	230,098	155,838
Non-controlling interests	19,271	19,271
Total equity	249,369	175,109
Total liabilities, stockholders’ equity and non-controlling interests	$542,638	$469,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
License and milestone revenue (includes $4,278, $13,043, $7,527 and $16,356 from a related party)	$21,352	$73,197	$40,933	$92,935
Collaboration services and other revenue (includes $445, $326, $785 and $678 from a related party)	7,645	16,083	14,955	24,628
Total revenue	28,997	89,280	55,888	117,563

Operating expenses:
Research and development	46,981	52,392	93,713	96,041
General and administrative	13,425	10,376	24,955	21,794
Total operating expenses	60,406	62,768	118,668	117,835
Income (loss) from operations	(31,409)	26,512	(62,780)	(272)

Interest and other, net
Interest expense	(2,757)	(2,438)	(5,132)	(5,215)
Interest income and other, net	1,031	129	1,677	1,545
Total interest and other, net	(1,726)	(2,309)	(3,455)	(3,670)

Income (loss) before income taxes	(33,135)	24,203	(66,235)	(3,942)
Provision for (benefit from) income taxes	48	(113)	109	(418)
Net income (loss)	$(33,183)	$24,316	$(66,344)	$(3,524)

Net income (loss) per share:
Basic	$(0.48)	$0.39	$(0.99)	$(0.06)
Diluted	$(0.48)	$0.35	$(0.99)	$(0.06)

Weighted average number of common shares used to calculate net income (loss) per share:
Basic	69,638	62,582	66,853	62,383
Diluted	69,638	69,022	66,853	62,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(33,183)	$24,316	$(66,344)	$(3,524)
Other comprehensive income (loss):
Foreign currency translation adjustments	(994)	380	(1,249)	(262)
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	654	300	832	889
Reclassification from accumulated other comprehensive loss	(26)	—	(10)	—
Net change in unrealized gain on available-for-sale investments	628	300	822	889
Other comprehensive income (loss), net of taxes	(366)	680	(427)	627
Comprehensive income (loss)	$(33,549)	$24,996	$(66,771)	$(2,897)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(66,344)	$(3,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,072	3,007
Amortization of premium on investments	1,064	1,391
Unrealized loss (gain) on short-term investments	(1)	(273)
Gain on disposal of property and equipment	(4)	—
Stock-based compensation	17,980	15,744
Tax benefit on unrealized gain on available-for-sale securities	—	(479)
Realized gain on sales of available-for-sale securities	(95)	—
Changes in operating assets and liabilities:
Accounts receivable	1,515	(2,683)
Prepaid expenses and other current assets	(124)	283
Other assets	(1,130)	254
Accounts payable	(2,962)	(3,047)
Accrued liabilities	(3,061)	537
Deferred revenue	2,861	15,114
Lease financing liability	401	554
Other long-term liabilities	(65)	542
Net cash provided by (used in) operating activities	(46,893)	27,420

Investing activities
Purchases of property and equipment	(1,612)	(1,019)
Proceeds from sale of property and equipment	5	—
Purchases of available-for-sale securities	(66)	(46)
Proceeds from sales of available-for-sale securities	18,152	—
Proceeds from maturities of available-for-sale securities	23,849	8,217
Net cash provided by investing activities	40,328	7,152

Financing activities
Repayments of lease liability	(201)	(201)
Proceeds from follow-on offering, net of underwriting discounts and commission costs	115,050	—
Cash paid for payroll taxes on restricted stock unit releases	(3,673)	(1,791)
Proceeds from issuance of common stock	12,244	4,496
Payments of deferred offering costs	(386)	—
Net cash provided by financing activities	123,034	2,504
Effect of exchange rate change on cash and cash equivalents	26	11
Net increase in cash and cash equivalents	116,495	37,087
Total cash and cash equivalents at beginning of period	173,782	153,324
Total cash and cash equivalents at end of period	$290,277	$190,411

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

On April 11, 2017, the Company closed the follow-on offering of its common stock. In this offering, the Company sold 5,228,750 shares of its common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the offering expenses were approximately $0.6 million in total.

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

Net Income per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(33,183)	$24,316	$(66,344)	$(3,524)
Weighted average shares used to compute net income (loss) per share:
Basic	69,638	62,582	66,853	62,383
Dilutive effect of potential common shares	—	6,440	—	—
Diluted	69,638	69,022	66,853	62,383

Net income (loss) per share:
Basic	$(0.48)	$0.39	$(0.99)	$(0.06)
Diluted	$(0.48)	$0.35	$(0.99)	$(0.06)

Diluted shares did not include 6.6 million for the three months ended June 30, 2016 as they were anti-dilutive.

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this guidance as of January 1, 2017 and has elected to continue with its existing policy to estimate forfeitures expected to occur when calculating stock compensation expense. Upon adoption, the Company recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact from these retrospective adjustments was zero to the Company’s accumulated deficit. The adoption of this guidance had no impact to the Company’s consolidated financial statements for the three and six months ended June 30, 2017.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance is effective for annual reporting period beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2017	2016	2017	2016
Japan	License	$279	$43	$491	$118
	Milestones	—	10,000	—	10,000
	Total license and milestone revenue	279	$10,043	$491	$10,118
	Collaboration services revenue*	13	$3	$24	$7

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2017	Deferred Revenue at June 30, 2017	Total Consideration Through June 30, 2017
License	$46,201	$—	$46,201
When and if available compounds	23	25	48
Manufacturing--clinical supplies	2,144	—	2,144
Committee services	20	—	20
Total license and collaboration services revenue	$48,388	$25	$48,413

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2017	2016	2017	2016
Europe	License	$3,999	$3,000	$7,036	$6,238
	Milestones	—	—	—	—
	Total license and milestone revenue	3,999	3,000	7,036	6,238
	Collaboration services revenue*	$432	$323	$761	$671

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2017	Deferred Revenue at June 30, 2017	Total Consideration Through June 30, 2017
License	$419,308	$—	$419,308
When and if available compounds	399	399	798
Manufacturing--clinical supplies	10,043	—	10,043
Development services--in progress	33,596	—	33,596
Committee services	290	—	290
Total license and collaboration services revenue	$463,636	$399	$464,035

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Deliverable	2017	2016	2017	2016
U.S. / RoW and China	License	$17,074	$60,154	$33,406	$76,579
	Milestones	—	—	—	—
	Total license and milestone revenue	17,074	60,154	33,406	76,579
	Collaboration services revenue*	7,197	15,755	14,167	23,939
	China single unit of accounting**	$—	$—	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through June 30, 2017	Deferred Revenue at June 30, 2017	Total Consideration Through June 30, 2017
License	$436,103	$—	$436,103
Co-development, information sharing & committee services	104,888	27,701	132,589
Manufacturing--clinical supplies	410	43	453
China-single unit of accounting	—	89,390	89,390
Total license and collaboration services revenue	$541,401	$117,134	$658,535

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$86,305	$—	$86,305
Bond and mutual funds	20,797	—	—	20,797
Equity investments	187	—	—	187
Money market funds	85,259	—	—	85,259
Certificate of deposits	—	1,036	—	1,036
Total	$106,243	$87,341	$—	$193,584

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,683	$—	$126,683
Bond and mutual funds	22,462	—	—	22,462
Equity investments	225	—	—	225
Money market funds	94,543	—	—	94,543
Certificate of deposits	—	1,037	—	1,037
Total	$117,230	$127,720	$—	$244,950

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,056	$98,056

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,856	$97,856

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Cash	$205,018	$79,239
Money market funds	85,259	94,543
Total cash and cash equivalents	$290,277	$173,782

At June 30, 2017 and December 31, 2016, a total of $22.6 million and $24.3 million, respectively, of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$86,266	$67	$(28)	$86,305
Certificate of deposits	1,036	—	—	1,036
Bond and mutual funds	20,053	744	—	20,797
Equity investments	126	61	—	187
Total investments	$107,481	$872	$(28)	$108,325

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,550	$182	$(49)	$126,683
Certificate of deposits	1,037	—	—	1,037
Bond and mutual funds	22,305	157	—	22,462
Equity investments	125	100	—	225
Total investments	$150,017	$439	$(49)	$150,407

At June 30, 2017, all of the available-for-sale investments had contractual maturities within two years. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Preclinical and clinical trial accruals	$28,795	$29,550
Payroll and related accruals	10,673	14,232
Professional services	1,653	1,252
Other	7,413	5,880
Total accrued liabilities	$48,534	$50,914

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$5,621	$5,059	$10,521	$9,556
General and administrative	3,950	3,345	7,459	6,188
Total stock-based compensation expense	$9,571	$8,404	$17,980	$15,744

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock Options
Expected term (in years)	5.4	5.3	5.7	5.3
Expected volatility	71.0%	71.7%	71.6%	69.8%
Risk-free interest rate	1.9	1.3	2.3	1.4
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$17.06	$11.60	$16.26	$11.48

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	52.8 - 77.2%	69.1 - 80.7%	52.8 - 77.2%	61.9 - 80.7%
Risk-free interest rate	0.5 - 1.3%	0.2 - 0.9%	0.5 - 1.3%	0.2 - 0.9%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$9.10	$10.60	$8.98	$10.98

6.	Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2017 were due to foreign taxes. The benefits from income taxes for the three and six months ended June 30, 2016 were due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and expected continuing net loss, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

7.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.7 million and $13.4 million during the three months ended June 30, 2017 and 2016, respectively, and $8.3 million and $17.1 million during the six months ended June 30, 2017 and 2016, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.3 million and $1.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $3.0 million during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, accounts receivable from Astellas were $4.7 million and $4.1 million, respectively, and amounts due to Astellas were $0.3 million and $1.6 million, respectively.

Julian N. Stern, a director of the Company since November 1996, is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining as counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. There was no payment to Goodwin Procter LLP during the three and six months ended June 30, 2017. The Company’s payments to Goodwin Procter LLP during the three and six months ended June 30, 2016 were immaterial. As of June 30, 2017 and December 31, 2016, the balance of the accrued liability for Goodwin Proctor LLP was zero.

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

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
Result of Operations
Revenue	$28,997	$89,280	$55,888	$117,563
Operating expenses	$60,406	$62,768	$118,668	$117,835
Net income (loss)	$(33,183)	$24,316	$(66,344)	$(3,524)
Net income (loss) per share - basic	$(0.48)	$0.39	$(0.99)	$(0.06)
Net income (loss) per share - diluted	$(0.48)	$0.35	$(0.99)	$(0.06)

			June 30, 2017	December 31, 2016
			(in thousands)
Balance Sheet
Cash and cash equivalents			$290,277	$173,782
Short-term and long-term investments			$108,325	$150,407
Accounts receivable			$8,933	$10,448

Our revenue for the three and six months ended June 30, 2017 decreased compared to the same periods a year ago primarily due to that fact that, during the second quarter of 2016, we received an upfront payment of $62.0 million under our collaboration agreements with AstraZeneca and a $10.0 million development milestone revenue recorded under our collaboration agreements with Astellas, with no corresponding milestones in the current year periods. The decrease was also due to the impact of extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”).

Operating expenses for the three months ended June 30, 2017 decreased compared to the same period a year ago primarily due to lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, lower supply chain activities related to roxadustat and lower research and development outside services expense related to other HIF-PH inhibitors. The decreases were partially offset by higher stock-based compensation, higher employee-related expenses and higher corporate legal activities.

Operating expenses for the six months ended June 30, 2017 increased compared to the same period a year ago primarily due to higher clinical trial expenses related to roxadustat, higher stock-based compensation, and higher employee-related expenses. The increases were partially offset by a $3.0 million reduction in assessed property tax resulted from the final assessment we obtained during the first quarter of 2017, lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab and lower research and development outside services expense related to other HIF-PH inhibitors.

During the three months ended June 30, 2017, we had a net loss of $33.2 million, or net loss per basic and diluted share of $0.48, as compared to a net income of $24.3 million for the same period a year ago, due to a decrease in revenue, partially offset by a decrease in operating expenses.

During the six months ended June 30, 2017, we had a net loss of $66.3 million, or net loss per basic and diluted share of $0.99, as compared to a net loss of $3.5 million for the same period a year ago, due to a decrease in revenue and an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $407.5 million at June 30, 2017, an increase of $72.9 million from December 31, 2016, primarily due to the net proceeds of $115.1 million from the follow-on offering closed in April 2017, partially offset by cash used in operations.

Programs

Pamrevlumab – Fibrotic Disease

Pamrevlumab (FG-3019) is our fully-human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element of the progression of fibrosis and associated serious diseases. We are currently conducting Phase 2 trials in pancreatic cancer and DMD and recently concluded our Phase 2 double-blind trial in IPF.

IPF is a chronic, progressive, fatal disease characterized by fibrosis in the lungs resulting in loss of lung function. Despite the availability of new drugs for IPF within the last few years, there remains a need for better and safer treatment options. Today, we reported topline results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of pamrevlumab in patients with IPF with mild-to-moderate disease. We also reported topline results from two sub-studies added to evaluate the safety of combining pamrevlumab with recently approved IPF therapies.

In the double-blind, placebo-controlled 48-week portion of this study, one hundred-three (103) patients were randomized (1:1) to receive either 30mg/kg of pamrevlumab or placebo intravenously every 3 weeks. Lung function assessments were conducted at baseline and at weeks 12, 24, 36 and 48. Quantitative HRCT assessments were performed at baseline and on weeks 24 and 48.

Pamrevlumab met the primary efficacy endpoint of change of forced vital capacity (“FVC”) percent predicted, a measure of a patient’s lung volume as a percentage of what would be expected for such patient’s age, race, sex and height. The average decline (least squares mean) in FVC percent predicted from baseline to week 48 was 2.85 in the pamrevlumab arm as compared to an average decline of 7.17 in the placebo arm, a statistically significant difference of 4.33 (using a linear slope analysis in the Intent to Treat (“ITT”) population).

Pamrevlumab-treated patients had an average decrease (least squares mean) in FVC of 129 ml at week 48 compared to an average decrease of 308 ml in patients receiving placebo, a statistically significant difference of 178 ml (using a linear slope analysis in the ITT population).

Pamrevlumab was well tolerated in the placebo-controlled study. The treatment emergent adverse events were comparable between the pamrevlumab and placebo arms and the adverse events in the pamrevlumab arm were consistent with the known safety profile of pamrevlumab. There were fewer treatment emergent serious adverse events (“TESAEs”) leading to discontinuation of treatment and a lower number of deaths observed in the pamrevlumab arm versus the placebo arm: (3 TESAE/deaths in the pamrevlumab arm versus 7 TESAEs and 6 deaths (of which 5 were also TESAEs) in the placebo arm).

The double-blind, active-controlled combination sub-studies were designed to assess the safety of combining pamrevlumab with standard of care background medication in IPF patients.  Study subjects were on stable doses of pirfenidone or nintedanib for at least 3 months and were randomized 2:1 to receive 30 mg/kg of pamrevlumab or placebo every 3 weeks for 24 weeks.  Thirty-six (36) patients were enrolled in the pirfenidone sub-study and twenty-one (21) patients were enrolled in the nintedanib sub-study. Lung function assessments were conducted at baseline and at weeks 12 and 24.

Pamrevlumab appeared to be well tolerated when given in combination with either pirfenidone or nintedanib.

In June 2017, the U.S. Food and Drug Administration (FDA) granted Orphan Drug Designation status to pamrevlumab for the treatment of pancreatic cancer. We continue to expect to report surgical assessment data in the fourth quarter of 2017 or the first quarter of 2018 from our ongoing open-label, randomized (2:1) Phase 2 trial to determine if pamrevlumab in combination with gemcitabine and nab-paclitaxel, can convert stage 3 inoperable cancer to resectable, or operable, cancer.

We continue to enroll patients in our Phase 2 open-label trial of pamrevlumab in up to 22 non-ambulatory Duchenne muscular dystrophy patients.

Roxadustat

Roxadustat, the most advanced HIF-PH inhibitor in clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), continue to advance roxadustat through our global Phase 3 program to support regulatory approvals in the United States, Europe, Japan and China in both dialysis-dependent CKD patients and CKD patients who are not dialysis-dependent. We currently anticipate filing a New Drug Application (“NDA”) for roxadustat in the U.S. in 2018.

In January 2017, we reported topline results from our China Phase 3 studies of roxadustat in CKD anemia.  We expect to complete the new drug application submission process for our Phase 3 CKD dialysis and non-dialysis studies in China in the third quarter of 2017.

Hepcidin, the key hormone that regulates iron metabolism, is generally elevated and contributory to EPO hyporesponsiveness in patients with inflammation. Consistent with previously reported Phase 2 CKD data from the U.S. and China, a reduction of serum hepcidin levels was observed in our two China Phase 3 studies of roxadustat in CKD. In the Phase 3 dialysis study, the mean decrease in serum hepcidin level from baseline to the end of 26 weeks of treatment was 30.2 ng/mL in the roxadustat arm vs 2.2 ng/mL in the EPO comparator arm. In the Phase 3 non-dialysis study, the mean decrease in hepcidin level at the end of 8-week double blind treatment period was 56.1 ng/mL in roxadustat arm vs 15.1 ng/mL in the placebo arm (p=0.00000005).

In the U.S., we plan on initiating a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS patients in the third quarter of 2017. We plan on initiating a Phase 2/3 MDS clinical trial in China in the fourth quarter of 2017.

Intellectual Property Update

In May and June of this year, the Opposition Division of the European Patent Office conducted oral proceedings relating to oppositions filed against two FibroGen European patents, European Patent Nos. 2322155 and 2322153, within our HIF Anemia-related Technologies Patent Portfolio, relating to various uses of HIF prolyl hydroxylase inhibitors that are structural mimetics of 2-oxoglutarate.  (An opposition is a European Patent Office mechanism providing for a third-party challenge to a granted European patent.) The initial decision in the ‘155 case was unfavorable to FibroGen; this decision is currently under appeal, and the ‘155 European patent is valid and enforceable pending resolution of this appeal.  The initial decision in the ‘153 case was favorable to FibroGen, with the European Patent Office maintaining the patent. An appeal of this decision may yet be filed by one or more parties to the opposition. The ultimate outcomes of these proceedings remain uncertain, and ultimate resolution of each of the appeal proceedings may take two to four years or longer. While we believe these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of either of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca as described below.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa. Under these agreements, we provide Astellas the right to develop and commercialize roxadustat for anemia indications in these territories.

We share responsibility with Astellas for clinical development activities required for U.S. and the European Union (“EU”)regulatory approval of roxadustat, and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million of revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through June 30, 2017 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of June 30, 2017, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into the U.S./RoW Agreement a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China. In July 2013, through our China subsidiary and related affiliates, we entered into the China Agreement a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China. Under these agreements we provide AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million as a time based development milestone. The aggregate amount of such consideration received through June 30, 2017 totals $417.2 million.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with MDS, for which we have received approval from the China Food and Drug Administration (“CFDA”) for our clinical trial application in China for a Phase 2/3 trial and acceptance of our investigational new drug application (“IND”) from the FDA for a Phase 3 trial in the U.S. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2017 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through June 30, 2017	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	417,200	1,208,500	1,625,700
Total revenue	$889,793	$1,653,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$21,352	$73,197	$(51,845)	(71)%	$40,933	$92,935	$(52,002)	(56)%
Collaboration services and other revenue	7,645	16,083	(8,438)	(52)	14,955	24,628	(9,673)	(39)%
Total revenue	$28,997	$89,280	$(60,283)	(68)%	$55,888	$117,563	$(61,675)	(52)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 74% and 82% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and 73% and 79% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 89 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the years presented. Collaboration services and other revenues represented 26% and 18% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and 27% and 21% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

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

Total revenue decreased $60.3 million, or 68% for the three months ended June 30, 2017, and decreased $61.7 million, or 52% for the six months ended June 30, 2017, compared to the same periods a year ago for the reasons discussed in the sections below.

License and Milestone Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$4,278	$13,043	$(8,765)	(67)%	$7,527	$16,356	$(8,829)	(54)%
AstraZeneca	17,074	60,154	(43,080)	(72)	33,406	76,579	(43,173)	(56)%
Total license and milestone revenue	$21,352	$73,197	$(51,845)	(71)%	$40,933	$92,935	$(52,002)	(56)%

License and milestone revenue decreased $51.8 million, or 71% for the three months ended June 30, 2017, and decreased $52.0 million, or 56% for the six months ended June 30, 2017, compared to the same periods a year ago due to decreases in the license and milestone revenue recognized under both of our collaboration agreements with AstraZeneca and with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased due to an upfront payment of $62.0 million received during the second quarter of 2016, with no corresponding milestones in the current year periods, and the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS.

License and milestone revenue recognized under our collaboration agreements with Astellas decreased primarily due to a $10.0 million of development milestone revenue recorded during the second quarter of 2016, with no corresponding milestones in the current year periods.

Collaboration Services and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$445	$326	$119	37%	$785	$678	$107	16%
AstraZeneca	7,197	15,755	(8,558)	(54)	14,167	23,939	(9,772)	(41)%
Total collaboration services revenue	7,642	16,081	(8,439)	(52)%	14,952	24,617	(9,665)	(39)%
Other revenue	3	2	1	50%	3	11	(8)	(73)%
Total collaboration services and other revenue	$7,645	$16,083	$(8,438)	(52)%	$14,955	$24,628	$(9,673)	(39)%

Collaboration services and other revenue decreased $8.4 million, or 52%, for the three months ended June 30, 2017, and decreased $9.7 million, or 39%, compared to the same periods a year ago primarily due to a decrease in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca from the impact of the allocation of the upfront payment of $62.0 million during the second quarter of 2016, with no corresponding milestones in the current year periods, and the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS.

Collaboration services revenue recognized under our collaboration agreements with Astellas remained relatively flat for the three and six months ended June 30, 2017, compared to the same periods a year ago.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Operating expenses
Research and development	$46,981	$52,392	$(5,411)	(10)%	$93,713	$96,041	$(2,328)	(2)%
General and administrative	13,425	10,376	3,049	29%	24,955	21,794	3,161	15%
Total operating expenses	$60,406	$62,768	$(2,362)	(4)%	$118,668	$117,835	$833	1%

Total operating expenses decreased $2.4 million, or 4%, for the three months ended June 30, 2017, and increased $0.8 million, or 1%, for the six months ended June 30, 2017, compared to the same periods a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$32,968	$34,585	$54,346	$64,110
Pamrevlumab	Phase 2	8,463	12,860	19,557	21,704
FG-6874	Phase 1	6	—	22	78
FG-5200	Preclinical	1,157	1,242	1,742	2,568
Other research and development expenses		4,387	3,705	18,046	7,581
Total research and development expenses		$46,981	$52,392	$93,713	$96,041

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

Research and development expenses decreased $5.4 million, or 10%, for the three months ended June 30, 2017, compared to the same period a year ago. The decrease was primarily due to decreases in drug development expenses of $6.2 million and outside services of $1.2 million, partially offset by increases in employee-related costs of $1.2 million and stock-based compensation expense of $0.6 million. Drug development expenses decreased due to lower drug substance manufacturing activities related to pamrevlumab and lower supply chain activities related to roxadustat. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher headcount higher average compensation level.

Research and development expenses decreased $2.3 million, or 2%, for the six months ended June 30, 2017, compared to the same period a year ago. The decrease was primarily due to decreases in outside services of $2.9 million, drug development expenses of $2.8 million and allocated facility related expense of $2.2 million, partially offset by increases in clinical trial costs of $3.5 million, employee-related costs of $1.3 million and stock-based compensation of $1.0 million. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors. Drug development expenses decreased due to lower drug substance manufacturing activities related to pamrevlumab. Facility related expenses, as part of the allocated overhead costs, decreased due to the final assessment we obtained during the first quarter of 2017, resulting in a total of $3.0 million reduction in assessed property tax. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat. Employee-related costs increased due to higher headcount and higher average compensation level. Stock-based compensation increased due to cumulative impact of stock option grant activities.

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

General and administrative expenses increased $3.0 million, or 29%, for the three months ended June 30, 2017, compared to the same period a year ago, primarily due to increases in employee-related costs of $1.2 million, stock-based compensation expense of $0.6 million and legal expenses of $0.6 million. Employee-related costs increased due to higher average compensation level, higher headcount, and increased recruiting activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Legal expenses increased due to increased patent-related and corporate related legal activities.

General and administrative expenses increased $3.2 million, or 15%, for the six months ended June 30, 2017, compared to the same period a year ago, primarily due to increases in employee-related costs of $1.7 million and stock-based compensation expense of $1.3 million, partially offset by a decrease in facility related expense of $0.8 million. Employee-related costs increased due to higher average compensation level, higher headcount, and increased recruiting activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Facility related expenses decreased due to the final assessment we obtained during the first quarter of 2017, resulting in a total of $3.0 million reduction in assessed property tax.

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

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,757)	$(2,438)	$(319)	13%	$(5,132)	$(5,215)	$83	(2)%
Interest income and other, net	1,031	129	902	699%	1,677	1,545	132	9%
Total interest and other, net	$(1,726)	$(2,309)	$583	(25)%	$(3,455)	$(3,670)	$215	(6)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense increased $0.3 million, or 13%, for the three months ended June 30, 2017, compared to the same period a year ago, primarily due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China during the second quarter of 2016. Interest expense remained relatively flat for the six months ended June 30, 2017, compared to the same period a year ago, with no significant offsetting impacts.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, and realized gains (losses) on sales of investments. Interest income and other, net increased $0.9 million, or 699%, for the three months ended June 30, 2017, compared to the same period a year ago primarily due to the unrealized foreign currency translation gain on our monetary assets denominated in foreign currency as a result of U.S. Dollar weakening. Interest income and other, net remained relatively flat for the six months ended June 30, 2017, compared to the same period a year ago, with no significant offsetting impacts.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Income (loss) before income taxes	$(33,135)	$24,203	$(66,235)	$(3,942)
Provision for (benefit from) income taxes	48	(113)	109	(418)
Effective tax rate	(0.1)%	(0.5)%	(0.2)%	10.6%

The provisions for income taxes for the three and six months ended June 30, 2017 were due to foreign taxes. The benefits from income taxes for the three and six months ended June 30, 2016 were primarily due to the discrete tax effect arising from other comprehensive income related to available-for-sale securities.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of convertible preferred stock and common stock (including our public offering proceeds) and from the execution of certain collaboration agreements involving license payments, milestones and reimbursement for development services.

On April 11, 2017, we closed an offering of our common stock. In this offering, we sold 5,228,750 shares of our common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the total offering expenses were approximately $0.6 million.

As of June 30, 2017, we had cash and cash equivalents of approximately $290.3 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of June 30, 2017, we had short-term and long-term investments of approximately $69.1 million and $39.2 million, respectively. As of June 30, 2017, a total of $22.6 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(46,893)	$27,420
Investing activities	40,328	7,152
Financing activities	123,034	2,504
Effect of exchange rate changes on cash and cash equivalents	26	11
Net increase in cash and cash equivalents	$116,495	$37,087

Operating Activities

Net cash used in operating activities was $46.9 million for the six months ended June 30, 2017 and consisted primarily of net loss of $66.3 million adjusted for non-cash items of $22.0 million and a net decrease in operating assets and liabilities of $2.6 million. The significant non-cash items included stock-based compensation expense of $18.0 million and depreciation expense of $3.1 million. The significant items in the changes in operating assets and liabilities included decreases resulted from accrued liabilities of $3.1 million, accounts payable of $3.0 million and other assets of $1.1 million, partially offset by increases resulted from deferred revenue of $2.9 million and accounts receivable of $1.5 million. The change in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The change in other assets was primarily driven by the payment during the current year period for the land use right fee for the commercial active pharmaceutical ingredients manufacturing facility that we are establishing in China. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

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

Net cash provided by investing activities was $40.3 million for the six months ended June 30, 2017 and consisted of proceeds from maturities of available-for-sale securities of $23.8 million and sales of available-for-sale securities of $18.2 million, partially offset by cash used in purchases of property and equipment of $1.6 million.

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

Net cash provided by financing activities was $123.0 million for the three months ended June 30, 2017 and consisted primarily of $115.1 million of proceeds from follow-on offering, net of underwriting discounts and commission costs, $12.2 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $3.7 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2016 and consisted of $4.5 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $1.8 million of cash paid for payroll taxes on restricted stock unit releases and $0.2 million of repayments on our lease liability.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2017 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance as of January 1, 2017 and have elected to continue with our existing policy to estimate forfeitures expected to occur when calculating stock compensation expense.  Upon adoption, we recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact from these retrospective adjustments was zero to our accumulated deficit. The adoption of this guidance had no impact to our consolidated financial statements for the three and six months ended June 30, 2017.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance is effective for annual reporting period beginning after December 15, 2017, including interim periods, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab (FG-3019), in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2016, 2015 and 2014 was approximately $61.7 million, $85.8 million and $59.5 million, respectively. As of June 30, 2017, we had an accumulated deficit of $536.1 million. As of June 30, 2017, we had capital resources consisting of cash, cash equivalents and short-term investments of $359.4 million plus $39.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China, the China Food and Drug Administration (“CFDA”) recently issued guidance related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. However, we cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

We may also face competition from potential new anemia therapies currently in clinical development, including those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications, may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. Akebia is currently conducting two Phase 3 studies in non-dialysis dependent CKD patients primarily in the U.S., one started in December 2015 and the other in February 2016, and initiated two Phase 3 studies in DD-CKD, one in July 2016 and the other in August 2016, also primarily in the U.S. More recently, Akebia started a phase 2 study with three-times-weekly 20-week dosing in dialysis patients in May 2017. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Bayer has completed global Phase 2 studies and recently announced its HIF-PH inhibitor is now in continued development in Japan only, currently in Phase 2.  Japan Tobacco is in Phase 2b in Japan. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndromes (“MDS”), for which we received approval from the CFDA for our phase 2/3 clinical trial application in China and acceptance of our investigational new drug application and the phase 3 pivotal study protocol from the FDA, and expected to start those studies in the second half of 2017. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as over 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK who recently was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia and recently announced an expansion of their U.S. collaboration with Otsuka to add markets including China. 3SBio Inc. also announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The introduction of biosimilar ESAs into the market in the U.S. may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the end stage renal disease bundle. The patents for Amgen’s epoetin alfa, EPOGEN, expired in 2004 in the European Union (“EU”), and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development or regulatory review, including Retacrit® (epoetin zeta), marketed by Pfizer in Europe and for which Pfizer resubmitted a Biologics License Application (“BLA”) after receiving a complete response letter (“CRL”) from the FDA denying approval of its BLA submitted in October 2015. While FDA’s Advisory Committee recommended approving the BLA in May 2017, FDA issued another CRL on June 22, 2017. Sandoz, a division of Novartis, markets Binocrit ®  (epoetin alfa) in Europe and plans to file a biosimilar BLA in 2017 in the U.S.

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

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. In the potential anemia market for roxadustat, for example, large and established companies such as Amgen and Roche, among others, compete aggressively to maintain their market shares. In particular, the currently marketed ESA products are supported by large pharmaceutical companies have greater experience and expertise in commercialization in the anemia market, including in securing reimbursement, government contracts and relationships with key opinion leaders; conducting testing and clinical trials; obtaining and maintaining regulatory approvals and distribution relationships to market products; and marketing approved products. These companies also have significantly greater scale research and marketing capabilities than we do and may also have products that have been approved or are in later stages of development, and have collaboration agreements in our target markets with leading dialysis companies and research institutions. These competitors have in the past successfully prevented new and competing products from entering into the anemia market, and we expect that their resources will represent challenges for us and our collaboration partners, AstraZeneca and Astellas. If we and our collaboration partners are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

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

We may consider administrative proceedings and other means for challenging third party patents and patent applications. Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed. Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees. For example, oppositions have been filed against four FibroGen European patents within our HIF Anemia-related Technologies Patent Portfolio.  (An opposition is a European Patent Office mechanism providing for a third-party challenge to a granted European patent.) In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333 and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen.  These decisions are currently under appeal, and these three patents are valid and enforceable pending resolution of the appeals. In the fourth of the challenged cases, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153.  An appeal of this decision may be filed by one or more parties to the opposition. The ultimate outcomes of these proceedings remain uncertain, and ultimate resolution of each of the appeal proceedings may take two to four years or longer. While we believe these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. In order to prevent or mitigate any delay in commercialization, we are establishing a 5,500 square meter commercial API manufacturing facility in Cangzhou, Hebei, with the intention of being operational shortly after NDA approval.  Any delays related to these regulations or our new manufacturing facility could adversely affect the cost timing of our commercialization in China.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2017, approximately $10.0 million of our cash and cash equivalents is held in China.

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

Our business and operations would suffer in the event of computer system failures.*

Despite the implementation of security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We have recently upgraded our disaster data recovery program, however to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.*

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. While we have recently upgraded our disaster data recovery program a successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Our headquarters and data storage facilities are located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations and financial condition.*

We and some of the third party service providers on which we depend for various support functions, such as data storage, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires.

We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place are unlikely to provide adequate protection in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of July 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 23.93% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of July 31, 2017. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

FibroGen, Inc.

Dated: August 7, 2017	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2017	By:	/s/ Pat Cotroneo
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