Form 10-Q
period 2017-09-30
FIBROGEN INC
filed 2017-11-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock outstanding as of October 31, 2017 was 82,008,777.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$651,373	$173,782
Short-term investments	78,599	79,397
Accounts receivable ($4,580 and $4,102 from a related party)	8,628	10,448
Prepaid expenses and other current assets	2,856	2,889
Total current assets	741,456	266,516

Restricted time deposits	6,217	6,217
Long-term investments	16,767	71,010
Property and equipment, net	126,643	123,657
Other assets	3,809	2,152
Total assets	$894,892	$469,552

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$6,407	$6,223
Accrued liabilities ($479 and $1,615 to related parties)	54,117	50,914
Deferred revenue	7,974	7,988
Total current liabilities	68,498	65,125

Long-term portion of lease financing obligations	97,370	97,352
Product development obligations	16,922	14,854
Deferred rent	3,799	4,212
Deferred revenue, net of current	110,844	106,709
Other long-term liabilities	6,690	6,191
Total liabilities	304,123	294,443

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2017 and December 31, 2016; 81,814 and 63,665 shares issued and outstanding at September 30, 2017 and December 31, 2016	818	637
Additional paid-in capital	1,146,112	625,903
Accumulated other comprehensive loss	(1,609)	(960)
Accumulated deficit	(573,823)	(469,742)
Total stockholders’ equity	571,498	155,838
Non-controlling interests	19,271	19,271
Total equity	590,769	175,109
Total liabilities, stockholders’ equity and non-controlling interests	$894,892	$469,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
License and milestone revenue (includes $4,125, $4,371, $11,652 and $20,727 from a related party)	$19,997	$20,867	$60,930	$113,802
Collaboration services and other revenue (includes $445, $436, $1,230 and $1,114 from a related party)	7,275	9,235	22,230	33,863
Total revenue	27,272	30,102	83,160	147,665

Operating expenses:
Research and development	50,336	40,558	144,049	136,599
General and administrative	12,953	11,646	37,908	33,440
Total operating expenses	63,289	52,204	181,957	170,039
Loss from operations	(36,017)	(22,102)	(98,797)	(22,374)

Interest and other, net
Interest expense	(2,769)	(2,760)	(7,901)	(7,975)
Interest income and other, net	1,106	866	2,783	2,411
Total interest and other, net	(1,663)	(1,894)	(5,118)	(5,564)

Loss before income taxes	(37,680)	(23,996)	(103,915)	(27,938)
Provision for (benefit from) income taxes	57	158	166	(260)
Net loss	$(37,737)	$(24,154)	$(104,081)	$(27,678)

Net loss per share - basic and diluted	$(0.50)	$(0.38)	$(1.49)	$(0.44)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	75,891	62,858	69,899	62,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(37,737)	$(24,154)	$(104,081)	$(27,678)
Other comprehensive income (loss):
Foreign currency translation adjustments	(578)	(184)	(1,827)	(446)
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	403	(144)	1,250	745
Reclassification from accumulated other comprehensive loss	(47)	19	(72)	19
Net change in unrealized gain on available-for-sale investments	356	(125)	1,178	764
Other comprehensive income (loss), net of taxes	(222)	(309)	(649)	318
Comprehensive loss	$(37,959)	$(24,463)	$(104,730)	$(27,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(104,081)	$(27,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,582	4,520
Amortization of premium on investments	1,503	2,080
Unrealized loss (gain) on short-term investments	3	(436)
Gain on disposal of property and equipment	3	—
Stock-based compensation	27,608	24,256
Tax benefit on unrealized gain on available-for-sale securities	—	(371)
Realized gain on sales of available-for-sale securities	(143)	(37)
Changes in operating assets and liabilities:
Accounts receivable	1,820	7,713
Prepaid expenses and other current assets	33	23
Other assets	(1,657)	23
Accounts payable	184	(4,482)
Accrued liabilities	(114)	4,231
Deferred revenue	4,121	14,733
Lease financing liability	474	690
Other long-term liabilities	337	388
Net cash provided by (used in) operating activities	(65,327)	25,653

Investing activities
Purchases of property and equipment	(4,992)	(1,106)
Proceeds from sale of property and equipment	5	—
Purchases of available-for-sale securities	(102)	(72)
Proceeds from sales of available-for-sale securities	21,109	4,298
Proceeds from maturities of available-for-sale securities	33,849	12,617
Net cash provided by investing activities	49,869	15,737

Financing activities
Repayments of lease liability	(302)	(302)
Proceeds from follow-on offering, net of underwriting discounts and commission costs	471,205	—
Cash paid for payroll taxes on restricted stock unit releases	(5,970)	(2,242)
Proceeds from issuance of common stock	28,556	6,137
Payments of deferred offering costs	(430)	—
Net cash provided by financing activities	493,059	3,593
Effect of exchange rate change on cash and cash equivalents	(10)	(24)
Net increase in cash and cash equivalents	477,591	44,959
Total cash and cash equivalents at beginning of period	173,782	153,324
Total cash and cash equivalents at end of period	$651,373	$198,283

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

On April 11, 2017, the Company closed the follow-on offering of its common stock. In this offering, the Company sold 5,228,750 shares of its common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the offering expenses were approximately $0.6 million in total. On August 24, 2017, the Company completed another follow-on offering of its common stock. In this offering, the Company sold a total of 9,200,000 shares of its common stock at a public offering price of $40.75 per share. Net proceeds from this offering were $356.2 million, after deducting underwriting discounts and commissions of $18.7 million. In addition, the offering expenses were approximately $0.4 million in total.

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

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this guidance as of January 1, 2017 and has elected to continue with its existing policy to estimate forfeitures expected to occur when calculating stock compensation expense. Upon adoption, the Company recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact from these retrospective adjustments was zero to the Company’s accumulated deficit. The adoption of this guidance had no impact to the Company’s consolidated financial statements for the three and nine months ended September 30, 2017.

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

In October 2017, the China Food and Drug Administration accepted the Company’s recently submitted New Drug Application (“NDA”) for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (NDD-CKD) patients. This NDA submission triggers a $15.0 million milestone payment to the Company by AstraZeneca, which is expected to be received and fully recognized under the Company’s current revenue recognition policy as license and milestone revenue in the fourth quarter of 2017.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2017	2016	2017	2016
Japan	License	$445	$3,041	$936	$3,159
	Milestones	—	—	—	10,000
	Total license and milestone revenue	445	$3,041	$936	$13,159
	Collaboration services revenue*	22	$144	$46	$151

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2017	Deferred Revenue at September 30, 2017	Total Consideration Through September 30, 2017
License	$46,646	$—	$46,646
When and if available compounds	24	24	48
Manufacturing--clinical supplies	2,164	—	2,164
Committee services	21	—	21
Total license and collaboration services revenue	$48,855	$24	$48,879

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2017	2016	2017	2016
Europe	License	$3,680	$1,330	$10,716	$7,568
	Milestones	—	—	—	—
	Total license and milestone revenue	3,680	1,330	10,716	7,568
	Collaboration services revenue*	$423	$292	$1,184	$963

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2017	Deferred Revenue at September 30, 2017	Total Consideration Through September 30, 2017
License	$422,988	$—	$422,988
When and if available compounds	434	394	828
Manufacturing--clinical supplies	10,132	—	10,132
Development services--in progress	33,892	—	33,892
Committee services	293	—	293
Total license and collaboration services revenue	$467,739	$394	$468,133

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Deliverable	2017	2016	2017	2016
U.S. / RoW and China	License	$15,872	$16,496	$49,278	$93,075
	Milestones	—	—	—	—
	Total license and milestone revenue	15,872	16,496	49,278	93,075
	Collaboration services revenue*	6,830	8,784	20,997	32,723
	China single unit of accounting**	$—	$—	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through September 30, 2017	Deferred Revenue at September 30, 2017	Total Consideration Through September 30, 2017
License	$451,974	$—	$451,974
Co-development, information sharing & committee services	111,693	25,723	137,416
Manufacturing--clinical supplies	436	34	470
China-single unit of accounting	—	92,643	92,643
Total license and collaboration services revenue	$564,103	$118,400	$682,503

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

3.	Fair Value Measurements

The fair values of our financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$75,872	$—	$75,872
Bond and mutual funds	18,251	—	—	18,251
Equity investments	207	—	—	207
Money market funds	546,498	—	—	546,498
Certificate of deposits	—	1,036	—	1,036
Total	$564,956	$76,908	$—	$641,864

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,683	$—	$126,683
Bond and mutual funds	22,462	—	—	22,462
Equity investments	225	—	—	225
Money market funds	94,543	—	—	94,543
Certificate of deposits	—	1,037	—	1,037
Total	$117,230	$127,720	$—	$244,950

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

The fair values of our financial liabilities that are carried at historical cost are as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,028	$98,028

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,856	$97,856

The fair values of our financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash	$104,875	$79,239
Money market funds	546,498	94,543
Total cash and cash equivalents	$651,373	$173,782

At September 30, 2017 and December 31, 2016, a total of $19.1 million and $24.3 million, respectively, of our cash and cash equivalents were held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$75,826	$62	$(16)	$75,872
Certificate of deposits	1,036	—	—	1,036
Bond and mutual funds	17,182	1,069	—	18,251
Equity investments	126	81	—	207
Total investments	$94,170	$1,212	$(16)	$95,366

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,550	$182	$(49)	$126,683
Certificate of deposits	1,037	—	—	1,037
Bond and mutual funds	22,305	157	—	22,462
Equity investments	125	100	—	225
Total investments	$150,017	$439	$(49)	$150,407

At September 30, 2017, all of the available-for-sale investments had contractual maturities within two years. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Preclinical and clinical trial accruals	$26,989	$29,550
Payroll and related accruals	14,654	14,232
Professional services	2,144	1,252
Other	10,330	5,880
Total accrued liabilities	$54,117	$50,914

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$5,538	$5,074	$16,060	$14,629
General and administrative	4,090	3,438	11,548	9,627
Total stock-based compensation expense	$9,628	$8,512	$27,608	$24,256

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock Options
Expected term (in years)	5.3	5.3	5.7	5.3
Expected volatility	69.5%	72.5%	71.5%	69.8%
Risk-free interest rate	1.9	1.2	2.2	1.4
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$26.47	$10.73	$16.63	$11.46

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	52.8 - 76.0%	63.7 - 80.7%	52.8 - 77.2%	61.9 - 80.7%
Risk-free interest rate	0.6 - 1.3%	0.4 - 0.9%	0.5 - 1.3%	0.2 - 0.9%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$9.67	$9.04	$9.15	$10.27

6.	Income Taxes

The provisions for income taxes for the three and nine months ended September 30, 2017 were due to foreign taxes.

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

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.6 million and $4.8 million during the three months ended September 30, 2017 and 2016, respectively, and $12.9 million and $21.8 million during the nine months ended September 30, 2017 and 2016, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.2 million and $1.8 million during the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $4.8 million during the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, accounts receivable from Astellas were $4.6 million and $4.1 million, respectively, and amounts due to Astellas were $0.5 million and $1.6 million, respectively.

Julian N. Stern, a director of the Company from November 1996 through June 2017, is currently serving as corporate secretary of the Company and is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining as counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. There was no payment to Goodwin Procter LLP during the three and nine months ended September 30, 2017. The Company’s payments to Goodwin Procter LLP during the three and nine months ended September 30, 2016 were immaterial. As of September 30, 2017 and December 31, 2016, the balance of the accrued liability for Goodwin Proctor LLP was zero.

8.	Subsequent Event

In October 2017, the China Food and Drug Administration accepted the Company’s recently submitted NDA for registration of roxadustat for anemia in dialysis-dependent CKD and NDD-CKD patients. This NDA submission triggers a $15.0 million milestone payment to the Company by AstraZeneca, which is expected to be received and fully recognized under the Company’s current revenue recognition policy as license and milestone revenue in the fourth quarter of 2017.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
Result of Operations
Revenue	$27,272	$30,102	$83,160	$147,665
Operating expenses	$63,289	$52,204	$181,957	$170,039
Net loss	$(37,737)	$(24,154)	$(104,081)	$(27,678)
Net loss per share - basic and diluted	$(0.50)	$(0.38)	$(1.49)	$(0.44)

			September 30, 2017	December 31, 2016
			(in thousands)
Balance Sheet
Cash and cash equivalents			$651,373	$173,782
Short-term and long-term investments			$95,366	$150,407
Accounts receivable			$8,628	$10,448

Our revenue for the three and nine months ended September 30, 2017 decreased compared to the same periods a year ago primarily due to the impact of extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”). Our revenue for the nine months ended September 30, 2017 decreased also due to that fact that, during the second quarter of 2016, we received an upfront payment of $62.0 million under our collaboration agreements with AstraZeneca and a $10.0 million development milestone revenue recorded under our collaboration agreements with Astellas, with no corresponding milestones in the current year periods.

Operating expenses for the three and nine months ended September 30, 2017 increased compared to the same period a year ago primarily due to higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, higher clinical  activities related to MDS, higher employee-related expenses, and higher stock-based compensation. The increases were partially offset by lower research and development outside services expense related to other HIF-PH inhibitors. Operating expenses for the nine months ended September 30, 2017 were also impacted by a $3.0 million reduction in assessed property tax resulted from the final assessment we obtained during the first quarter of 2017.

During the three and nine months ended September 30, 2017, we had a net loss of $37.7 million and $104.1 million, respectively, or net loss per basic and diluted share of $0.50 and $1.49, respectively, as compared to a net loss of $24.2 million and $27.7 million for the same periods a year ago, due to a decrease in revenue and an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $755.4 million at September 30, 2017, an increase of $420.8 million from December 31, 2016, primarily due to the net proceeds from the follow-on offerings of $115.1 million closed in April 2017 and $356.2 million closed in August 2017, partially offset by cash used in operations.

Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat, the most advanced HIF-PH inhibitor in clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners, Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), continue to advance roxadustat through a global Phase 3 program to support regulatory approvals in the United States, Europe, Japan, and China in both dialysis-dependent CKD patients and CKD patients who are not dialysis-dependent. We are currently targeting a New Drug Application (“NDA”) filing for roxadustat in the U.S. in 2018, subject to accrual of sufficient major adverse cardiac events (“MACE”) for pooled analyses.

In January 2017, we reported topline results from our two China Phase 3 studies of roxadustat in CKD anemia.  In October 2017, the China Food and Drug Administration (“CFDA”) accepted for review our new drug application for the registration of roxadustat to treat anemia in dialysis-dependent and non-dialysis-dependent CKD patients.

In the double-blind, placebo-controlled non-dialysis Phase 3 trial in China, 151 anemia patients were randomized 2:1 to receive roxadustat (n=101) or placebo (n=50) for 8 weeks. As reported in January 2017, roxadustat met its primary efficacy endpoint of correcting anemia, by achieving a statistically significant increase in hemoglobin levels compared to placebo over eight weeks. After week 8, placebo patients were converted to roxadustat treatment and patients originally in the roxadustat arm continued treatment through week 26. Anemia correction and hemoglobin maintenance were observed up to week 27.

FGCL-4592-808: Mean Change in Hemoglobin Over Time in Phase 3 China Non-Dialysis CKD Patients (26 Weeks) Including Placebo Crossover to Roxadustat

In the 26-week portion of this China Phase 3 non-dialysis study, 97.6 % of patients who received up to 26 weeks of roxadustat achieved anemia correction with Hb ≥10.0g/dL. For patients who crossed over from placebo to roxadustat, there was an increase in mean hemoglobin levels over 18 weeks of roxadustat treatment, with mean hemoglobin increasing from 8.6 g/dL (averaged over weeks 7 to 9) to 10.8 g/dL (averaged over weeks 23 to 27); a statistically significant increase (p <0.0001). Hemoglobin levels declined after week 27 when patients were no longer receiving roxadustat, as illustrated by the figure above.

In the 26-week portion of this non-dialysis study, roxadustat was shown to increase hemoglobin regardless of baseline inflammation status: both in patients with inflammation (CRP >4.9 mg/L) and patients without inflammation (CRP ≤4.9 mg/L). In addition, in the 8-week portion of this non-dialysis study, roxadustat led to significant reduction in serum hepcidin levels (-56.1 ng/mL for roxadustat patients vs -15.1 ng/mL for placebo, p=0.00000005). Anemia treatment with roxadustat was effective without the use of IV iron and there was no iron parameter (ferritin or TSAT) requirement for patients at study entry.

The durability of roxadustat’s effect on hemoglobin levels was further supported by data from the subset of patients (n=23) who participated in the 52-week safety extension of this non-dialysis China Phase 3 study. Approximately 95% of the non-dialysis patients who completed the 52-week safety extension period maintained Hb ≥10.0g/dL at the end of treatment.

In our Phase 3 dialysis study in China, 304 patients previously on epoetin alfa were randomized to and treated with roxadustat (n=204) or epoetin alfa (n=100) for 26 weeks. 112 roxadustat patients continued treatment in a safety extension study for a total of 52 weeks. Approximately 96% of the dialysis patients who completed the 52-week safety extension period maintained Hb ≥10.0 g/dL at the end of treatment.

Roxadustat was generally well tolerated and there were no safety signals observed in the China Phase 3 clinical trials, including through the 52-week safety extension periods. There were no study drug-related deaths. The AEs and SAEs reported in the Phase 3 studies were generally representative of the underlying patient population and associated co-morbidities. Treatment of anemia with roxadustat in these Phase 3 clinical trials did not lead to an increase in blood pressure.

In Japan, Astellas completed the first of six roxadustat Phase 3 trials in Japan, evaluating roxadustat for the treatment of anemia in CKD patients on peritoneal dialysis (PD), with or without previous treatment with erythropoiesis-stimulating agents (ESAs). The study enrolled a total of 56 PD patients, of whom 43 patients had previously received ESAs (ESA-conversion patients), and 13 patients who had not previously received ESAs (ESA-naïve patients). Roxadustat was well tolerated and shown to correct hemoglobin levels in ESA-naïve patients and maintain hemoglobin (Hb) levels within the target range in both ESA-conversion patients and ESA-naïve patients.

The Hb maintenance rate, as measured by the proportion of subjects with average Hb levels within the target Hb range of 10.0 to 12.0 g/dL for weeks 18 to 24, was 92% in ESA-naïve patients who were corrected from baseline hemoglobin levels and 74% in ESA-conversion patients. The preliminary safety analysis for this trial is consistent with the safety profile of roxadustat in previous clinical trials.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes (MDS)

We plan to initiate a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS patients in the United States in the fourth quarter of 2017. We also plan on initiating a Phase 2/3 MDS clinical trial in China in the fourth quarter of 2017 or the first quarter of 2018.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our fully human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element of the progression of fibrosis and associated serious diseases. We are currently conducting Phase 2 trials in pancreatic cancer and DMD and recently concluded our Phase 2 double-blind trial in IPF.

In August 2017, we reported positive topline results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF. We also reported topline results from two sub-studies that were added to evaluate the safety of combining pamrevlumab with recently approved IPF therapies.

Pamrevlumab met the primary efficacy endpoint of change of forced vital capacity (“FVC”) percent predicted, a measure of a patient’s lung volume as a percentage of what would be expected for such patient’s age, race, sex and height. The average decline (least squares mean) in FVC percent predicted from baseline to week 48 was 2.85 in the pamrevlumab arm (n=50) as compared to an average decline of 7.17 in the placebo arm (n=51), a statistically significant difference of 4.33 (p=0.0331, using a linear slope analysis in the Intent to Treat (“ITT”) population).

Pamrevlumab-treated patients had an average decrease (least squares mean) in FVC of 129 ml at week 48 compared to an average decrease of 308 ml in patients receiving placebo, a statistically significant difference of 178 ml (p=0.0249, using a linear slope analysis in the ITT population). In addition, the pamrevlumab-treated arm had a lower proportion of patients (10%) who experienced a decline in FVC percent predicted of greater than or equal to 10% or death than did the placebo arm (31.4%) at week 48 (p=0.0103). The percentage of pamrevlumab patients who experienced decline in lung function of FVC percent predicted of 10% or more and discontinued therapy was less than 15% of that in the placebo arm.

Pamrevlumab was well tolerated in the placebo-controlled study. The treatment emergent adverse events were comparable between the pamrevlumab and placebo arms and the adverse events in the pamrevlumab arm were consistent with the known safety profile of pamrevlumab.

The double-blind, active-controlled combination sub-studies were designed to assess the safety of combining pamrevlumab with standard of care medication in IPF patients. Study subjects were on stable doses of pirfenidone or nintedanib for at least three months and were randomized 2:1 to receive 30 mg/kg of pamrevlumab or placebo every three weeks for 24 weeks. Thirty-six patients were enrolled in the pirfenidone sub-study and 21 patients were enrolled in the nintedanib sub-study. Pamrevlumab appeared to be well tolerated when given in combination with either pirfenidone or nintedanib.

In pancreatic cancer, we continue to follow patients in our ongoing open-label, randomized (2:1) Phase 2 trial designed to determine if pamrevlumab in combination with gemcitabine and nab-paclitaxel, can convert stage 3 inoperable cancer to resectable, or operable, cancer. We expect to define a registrational strategy in the first half of 2018.

We continue to enroll patients in our Phase 2 open-label trial of pamrevlumab in up to 22 non-ambulatory DMD patients.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million of revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through September 30, 2017 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of September 30, 2017, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million as a time based development milestone. The aggregate amount of such consideration received through September 30, 2017 totals $417.2 million.

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

In October 2017, the China Food and Drug Administration accepted our recently submitted NDA for registration of roxadustat for anemia in dialysis-dependent CKD and NDD-CKD patients. This NDA submission triggers a $15.0 million milestone payment to FibroGen by AstraZeneca, which is expected to be received and fully recognized under our revenue recognition policy as license and milestone revenue in the fourth quarter of 2017.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2017 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through September 30, 2017	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	28,200	348,500	376,700
Total AstraZeneca	417,200	1,208,500	1,625,700
Total revenue	$889,793	$1,653,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$19,997	$20,867	$(870)	(4)%	$60,930	$113,802	$(52,872)	(46)%
Collaboration services and other revenue	7,275	9,235	(1,960)	(21)%	22,230	33,863	(11,633)	(34)%
Total revenue	$27,272	$30,102	$(2,830)	(9)%	$83,160	$147,665	$(64,505)	(44)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 73% and 69% of total revenue for the three months ended September 30, 2017 and 2016, respectively, and 73% and 77% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 89 months. Other revenues consist of royalty payments received, which are recorded on a monthly basis as they are reported to us, and have been included with collaboration services and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the years presented. Collaboration services and other revenues represented 27% and 31% of total revenue for the three months ended September 30, 2017 and 2016, respectively, and 27% and 23% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

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

Total revenue decreased $2.8 million, or 9% for the three months ended September 30, 2017, and decreased $64.5 million, or 44% for the nine months ended September 30, 2017, compared to the same periods a year ago for the reasons discussed in the sections below.

License and Milestone Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$4,125	$4,371	$(246)	(6)%	$11,652	$20,727	$(9,075)	(44)%
AstraZeneca	15,872	16,496	(624)	(4)%	49,278	93,075	(43,797)	(47)%
Total license and milestone revenue	$19,997	$20,867	$(870)	(4)%	$60,930	$113,802	$(52,872)	(46)%

License and milestone revenue decreased $0.9 million, or 4% for the three months ended September 30, 2017, and decreased $52.9 million, or 46% for the nine months ended September 30, 2017, compared to the same periods a year ago due to decreases in the license and milestone revenue recognized under both of our collaboration agreements with AstraZeneca and with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased due to the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS. License and milestone revenue for the nine months ended September 30, 2017 was also impacted by an upfront payment of $62.0 million received during the second quarter of 2016, with no corresponding milestones in the current year periods.

License and milestone revenue recognized under our collaboration agreements with Astellas decreased primarily due to a $10.0 million of development milestone revenue recorded during the second quarter of 2016, with no corresponding milestones in the current year periods.

Collaboration Services and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$445	$436	$9	2%	$1,230	$1,114	$116	10%
AstraZeneca	6,830	8,784	(1,954)	(22)%	20,997	32,723	(11,726)	(36)%
Total collaboration services revenue	7,275	9,220	(1,945)	(21)%	22,227	33,837	(11,610)	(34)%
Other revenue	—	15	(15)	(100)%	3	26	(23)	(88)%
Total collaboration services and other revenue	$7,275	$9,235	$(1,960)	(21)%	$22,230	$33,863	$(11,633)	(34)%

Collaboration services and other revenue decreased $2.0 million, or 21%, for the three months ended September 30, 2017, and decreased $11.6 million, or 34%, for the nine months ended September 30, 2017, compared to the same periods a year ago primarily due to a decrease in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca from the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS. Collaboration services and other revenue for the nine months ended September 30, 2017 was also impacted by the allocation of the upfront payment of $62.0 million during the second quarter of 2016, with no corresponding milestones in the current year periods.

Collaboration services revenue recognized under our collaboration agreements with Astellas remained relatively flat for the three and nine months ended September 30, 2017, compared to the same periods a year ago.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Operating expenses
Research and development	$50,336	$40,558	$9,778	24%	$144,049	$136,599	$7,450	5%
General and administrative	12,953	11,646	1,307	11%	37,908	33,440	4,468	13%
Total operating expenses	$63,289	$52,204	$11,085	21%	$181,957	$170,039	$11,918	7%

Total operating expenses increased $11.1 million, or 21%, for the three months ended September 30, 2017, and $11.9 million, or 7%, for the nine months ended September 30, 2017, compared to the same periods a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$32,493	$30,880	$92,595	$94,953
Pamrevlumab	Phase 2	12,230	5,206	37,366	26,898
FG-6874	Phase 1	18	—	41	123
FG-5200	Preclinical	1,319	1,040	3,457	3,602
Other research and development expenses		4,276	3,432	10,590	11,023
Total research and development expenses		$50,336	$40,558	$144,049	$136,599

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

Research and development expenses increased $9.8 million, or 24%, for the three months ended September 30, 2017, compared to the same period a year ago. The increase was primarily due to increases in drug development expenses of $6.8 million, employee-related costs of $3.4 million, clinical trial costs of $0.7 million, and stock-based compensation expense of $0.5 million, partially offset by a decrease in outside services of $2.0 million. Drug development expenses increased primarily due to higher drug substance manufacturing activities related to pamrevlumab. Employee-related costs increased due to higher headcount and higher average compensation level. Clinical trial costs increased as a result of the progression of the MDS studies. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors.

Research and development expenses increased $7.5 million, or 5%, for the nine months ended September 30, 2017, compared to the same period a year ago. The increase was primarily due to increases in employee-related costs of $4.7 million, clinical trial costs of $4.2 million, drug development expenses of $4.0 million, and stock-based compensation of $1.4 million, partially offset by decreases in outside services of $4.9 million, and allocated facility related expense of $2.0 million. Employee-related costs increased due to higher headcount and higher average compensation level. Clinical trial costs increased as a result of the progression of the Phase 3 trials for roxadustat and MDS studies. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab. Stock-based compensation increased due to cumulative impact of stock option grant activities. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors. Facility related expenses, as part of the allocated overhead costs, decreased due to the final assessment we obtained during the first quarter of 2017, resulting in a total of $3.0 million reduction in assessed property tax.

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

General and administrative expenses increased $1.3 million, or 11%, for the three months ended September 30, 2017, compared to the same period a year ago, primarily due to increases in employee-related costs of $1.2 million, stock-based compensation expense of $0.7 million, partially offset by a decrease in outside services expenses of $0.4 million. Employee-related costs increased due to higher average compensation level, higher headcount, and increased recruiting activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Outside services expenses decreased primarily due to the lower administrative consulting activities.

General and administrative expenses increased $4.5 million, or 13%, for the nine months ended September 30, 2017, compared to the same period a year ago, primarily due to increases in employee-related costs of $2.9 million and stock-based compensation expense of $1.9 million, partially offset by a decrease in facility related expense of $0.9 million. Employee-related costs increased due to higher average compensation level, higher headcount, and increased recruiting activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Facility related expenses decreased due to the final assessment we obtained during the first quarter of 2017, resulting in a total of $3.0 million reduction in assessed property tax.

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

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,769)	$(2,760)	$(9)	—%	$(7,901)	$(7,975)	$74	(1)%
Interest income and other, net	1,106	866	240	28%	2,783	2,411	372	15%
Total interest and other, net	$(1,663)	$(1,894)	$231	(12)%	$(5,118)	$(5,564)	$446	(8)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained relatively flat for the three and nine months ended September 30, 2017, compared to the same period a year ago, with no significant offsetting impacts.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments. Interest income and other, net increased $0.2 million, or 28%, increased $0.4 million, or 15%, for the three and nine months ended September 30, 2017, compared to the same periods a year ago primarily due to higher interest earned on our cash, cash equivalents and investments associated with the higher average balances, partially offset by the unrealized foreign currency translation gain on our monetary assets denominated in foreign currency as a result of U.S. Dollar weakening.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Loss before income taxes	$(37,680)	$(23,996)	$(103,915)	$(27,938)
Provision for (benefit from) income taxes	57	158	166	(260)
Effective tax rate	(0.2)%	(0.7)%	(0.2)%	0.9%

The provisions for income taxes for the three and nine months ended September 30, 2017 were due to foreign taxes.

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

On April 11, 2017, we closed an offering of our common stock. In this offering, we sold 5,228,750 shares of our common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the total offering expenses were approximately $0.6 million. On August 24, 2017, the Company completed another follow-on offering of its common stock. In this offering, the Company sold a total of 9,200,000 shares of its common stock at a public offering price of $40.75 per share. Net proceeds from this offering were $356.2 million, after deducting underwriting discounts and commissions of $18.7 million. In addition, the offering expenses were approximately $0.4 million in total

As of September 30, 2017, we had cash and cash equivalents of $651.4 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of September 30, 2017, we had short-term and long-term investments of $78.6 million and $16.8 million, respectively. As of September 30, 2017, a total of $19.1 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(65,327)	$25,653
Investing activities	49,869	15,737
Financing activities	493,059	3,593
Effect of exchange rate changes on cash and cash equivalents	(10)	(24)
Net increase in cash and cash equivalents	$477,591	$44,959

Operating Activities

Net cash used in operating activities was $65.3 million for the nine months ended September 30, 2017 and consisted primarily of net loss of $104.1 million adjusted for non-cash items of $33.6 million and a net increase in operating assets and liabilities of $5.2 million. The significant non-cash items included stock-based compensation expense of $27.6 million, depreciation expense of $4.6 million and amortization of premium on investments of $1.5 million. The significant items in the changes in operating assets and liabilities included increases resulted from deferred revenue of $4.1 million and accounts receivable of $1.8 million, partially offset by a decrease resulted from other assets of $1.7 million. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in other assets was primarily driven by the payment during the current year period for the land use right fee for the commercial active pharmaceutical ingredients manufacturing facility that we are establishing in China.

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

Net cash provided by investing activities was $49.9 million for the nine months ended September 30, 2017 and consisted of proceeds from maturities of available-for-sale securities of $33.8 million and sales of available-for-sale securities of $21.1 million, partially offset by cash used in purchases of property and equipment of $5.0 million.

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

Net cash provided by financing activities was $493.1 million for the three months ended September 30, 2017 and consisted primarily of $471.2 million of total proceeds from follow-on offerings in April and August of 2017, net of underwriting discounts and commission costs, $28.6 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $6.0 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2016 and consisted of $6.1 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $2.2 million of cash paid for payroll taxes on restricted stock unit releases and $0.3 million of repayments on our lease liability.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2017 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance as of January 1, 2017 and have elected to continue with our existing policy to estimate forfeitures expected to occur when calculating stock compensation expense.  Upon adoption, we recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact from these retrospective adjustments was zero to our accumulated deficit. The adoption of this guidance had no impact to our consolidated financial statements for the three and nine months ended September 30, 2017.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab (FG-3019), in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2016, 2015 and 2014 was approximately $61.7 million, $85.8 million and $59.5 million, respectively. As of September 30, 2017, we had an accumulated deficit of $573.8 million. As of September 30, 2017, we had capital resources consisting of cash, cash equivalents and short-term investments of $730.0 million plus $16.8 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll over 8,000 patients for our U.S. and European programs alone. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third party collaboration revenues will allow us to fund our operating plans through at least the next

12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Our preclinical and Phase 2 results to date for pamrevlumab may not be indicative of the results that may be obtained in larger, controlled Phase 2 clinical trials or Phase 3 clinical trials required for approval.*

Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome, even if successful. We have conducted only a limited number of Phase 2 clinical trials with pamrevlumab. We have conducted a randomized placebo-controlled study in 103 IPF patients with substudies comparing pamrevlumab to 57 IPF patients receiving one of two standards of care, an open-label Phase 2 dose escalation study of pamrevlumab for IPF in 89 patients, a Phase 2 dose finding trial of pamrevlumab combined with gemcitabine plus erlotinib in 75 patients with pancreatic cancer and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B. We cannot be sure that the results of these trials will be substantiated in double-blinded trials with larger numbers of patients, that larger trials will demonstrate the efficacy of pamrevlumab for these or other indications or that safety issues will not be uncovered in further trials. In the Phase 2 clinical trial for IPF, we used quantitative high resolution computed tomography (“HRCT”), to measure the extent of lung fibrosis. While we believe that quantitative HRCT is an accurate measure of lung fibrosis, it is a novel technology that has not yet been accepted by the FDA as a primary endpoint in pivotal clinical trials. In addition, while we believe that the animal studies that we have conducted to date suggest that pamrevlumab has the potential to arrest or reverse fibrosis and reduce tumor mass, we cannot be sure that these results will be indicative of the effects of pamrevlumab in human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab in a manner that negatively impacts the safety profile of our product candidate. If the additional clinical trials that we are planning or are currently conducting for pamrevlumab do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining marketing approval for pamrevlumab in one or both of these indications.

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

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials and commercial supply. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. For example, prior to agreement with regulatory authorities on the scope of our Phase 3 IPF trial design, there is uncertainty as to whether our supply plans will meet our clinical requirements in a timely manner. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

As an organization, we have never completed a Phase 3 clinical trial or received approval for a New Drug Application (“NDA”) before, and may be unable to do so efficiently or at all for roxadustat or any product candidate we are developing.

We are currently conducting Phase 2 clinical trials for pamrevlumab and plan on initiating Phase 3 clinical trials for pamrevlumab in the future. We have initiated Phase 3 clinical trials of roxadustat. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not received approval for an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ®  and Erypo ®/Eprex ® , marketed by Johnson & Johnson Inc., and Espo ®  marketed by Kyowa Hakko Kirin (“KHK”), in Japan and China), darbepoetin (Amgen/KHK’s Aranesp ®  and NESP ® ) and Mircera ®  marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma (formerly a company of Galenica Group (“Vifor”)), a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for over 20 years, serving a significant majority of dialysis dependent CKD patients. While NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications, may be in competition with roxadustat for patient recruitment and enrollment for clinical trials and may be in direct competition with roxadustat if and when it is approved and launched commercially. Akebia is currently conducting two Phase 3 studies in non-dialysis-dependent CKD patients primarily in the U.S., one started in December 2015 and the other in February 2016, and initiated two Phase 3 studies in DD-CKD, one in July 2016 and the other in August 2016, also primarily in the U.S. More recently, Akebia started a Phase 2 study with three-times-weekly 20-week dosing in dialysis patients in May 2017. In September 2017, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, announced topline results from a vadadustat Japan Phase 2 study in 51 NDD patients, and its plan to start a Japan Phase 3 development program, rather than including Japan sites in their global Phase 3 program.   GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Bayer has completed global Phase 2 studies and recently announced its HIF-PH inhibitor is now in continued development in Japan only, currently in Phase 2.  In September 2017, Japan Tobacco started two Phase 3 open label studies in Japan, one in 30 peritoneal dialysis patients and one in 26 ESA naïve hemodialysis patients. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndromes (“MDS”), for which we received approval from the CFDA for our Phase 2/3 clinical trial application in China and acceptance of our investigational new drug application (“IND”) and the Phase 3 pivotal study protocol from the FDA, and expected to start those studies in the second half of 2017. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as over 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK who recently was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and recently announced an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. also announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

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

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively, provide dialysis care to approximately 70% of the U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita recently entered into a new 6-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera ®  in a significant portion of its U.S. dialysis patients since Mircera was made available by Vifor. Successful penetration of this market may require AstraZeneca to reach a significant agreement with Fresenius or DaVita on favorable terms and on a timely basis.

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Promedior Inc.’s PRM-151, Biogen-Idec’s STX-100, and Prometic Life Sciences Inc.’s PBI-4050.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Pfizer, Summit plc and Tivorsan Pharmaceuticals. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and recently received accelerated approval in the United States for its first drug Exondys 51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Marathon Pharmaceuticals received approval for its drug Emflaza (deflazacort) on February 9, 2017 and on March 16, 2017 announced that it had sold the commercialization rights to Emflaza to PTC Therapeutics. PTC Therapeutics’ product ataluren (Translarna TM ) received conditional approval in Europe in 2014 and a complete response letter from the FDA in October of 2017 stating that the FDA is unable to approve the application in its current form. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however it is also limited to a subset of patients who carry a specific mutation.

Conversely, pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. For example, Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone ®/Catena ®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously we had expected this additional trial to be confirmatory rather than necessary for submission.   Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit plc and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and Tivorsan intends to submit an IND and start Phase 1 in 2017. In October 2016, Summit and Sarepta announced a collaboration in which the companies have agreed to collaborate on Summit’s utrophin modulator pipeline including its lead candidate ezutromid.  The companies will co-develop the pipeline and Sarepta will receive the rights to the compounds in Europe, Turkey, and the Commonwealth of Independent States.  Sarepta also has an option on the rights to the program for Latin America.  Summit will retain commercialization rights in all other countries including the U.S.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our clinical studies and product manufacturing, and these third parties may not perform satisfactorily.*

We do not have any operating manufacturing facilities at this time other than our roxadustat and FG-5200 manufacturing facility in China, and our current commercial manufacturing facility plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. Risks arising from our reliance on third party manufacturers include:

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

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast and that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, we and IRIX have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. In 2015, Patheon Pharmaceuticals Inc., a business unit of DPx Holdings B.V. (“Patheon”), acquired IRIX, and in 2017 ThermoFisher Scientific Inc. acquired Patheon.

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

We are planning on using our own manufacturing facilities in China to produce roxadustat drug product, FG-5200 corneal implants, and possibly roxadustat API. As an organization, we have limited experience in the construction, licensure, or operation of a manufacturing plant, and, accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.*

In 2014, we received a Pharmaceutical Production Permit (“PPP”) for our facility in Beijing, China, and are currently building a manufacturing facility in Cangzhou, Hebei, in which we intend to manufacture roxadustat for commercial sale. The PPP allowed us to produce the NDA registration campaign of roxadustat according to cGMP. However, we have not yet received a license for commercial manufacture of roxadustat. As an organization, we have limited experience building and licensing manufacturing facilities which must be constructed, licensed and operated in conformity with applicable cGMP requirements. We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will receive and maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facilities meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will succeed for licensure or continue to be successful in meeting these requirements.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the CFDA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We have not yet received a license to manufacture FG-5200 in our Beijing manufacturing facility or at scale, and we will have to show that FG-5200 from our China manufacturing facility meets the applicable regulatory requirements. There can be no assurance that we can meet these requirements or that FG-5200 can be approved for development, manufacture and sale in China.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2017, approximately $2.4 million of our cash and cash equivalents is held in China.

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

As we expand our operations in China and other jurisdictions internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and other anti-bribery and anti-corruption laws. Our compliance programs will need to include policies addressing not only the FCPA, but also the provisions of a variety of anti-bribery and anti-corruption laws in multiple foreign jurisdictions, including China, provisions relating to books and records that apply to us as a public company, and include effective training for our personnel throughout our organization. The creation and implementation of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

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

We are subject to China Labor Contract Law, which provides strong protections for employees and imposes many obligations on employers. The Labor Contract Law places certain restrictions on the circumstances under which employers may terminate labor contracts and require economic compensation to employees upon termination of employment, among other things. In addition, companies operating in China are generally required to contribute to labor union funds and the mandatory social insurance and housing funds. Any failure by us to comply with Chinese labor and social insurance laws may subject us to late fees, fines and penalties, or cause the suspension or termination of our ability to conduct business in China, any of which could have a material and adverse effect on business, results of operations and prospects.

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

Our business and operations would suffer in the event of computer system failures.*

Despite the implementation of security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We have recently upgraded our disaster data recovery program, however, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.*

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. While we have recently upgraded our disaster data recovery program, a successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

We have broad discretion in the use of the net proceeds from our underwritten public offerings of common stock completed on April 11, 2017 (the “April 2017 Offering”)and completed on August 24, 2017 (the “August 2017 Offering”) and may not use them effectively.*

The net proceeds from the April 2017 Offering is intended to be used to fund the expansion of product development in China, including developing roxadustat in additional indications beyond CKD, manufacturing and commercialization activities, as well as for general corporate purposes. The net proceeds from the August 2017 Offering is intended to be used to fund the expansion of product development, including our development of pamrevlumab beyond current Phase 2 programs, manufacturing and commercialization activities, as well as for general corporate purposes. These general corporate purposes, may include, among other things, funding research and development, clinical trials, vendor payables, potential regulatory submissions, hiring additional personnel and capital expenditures. However, we have no current commitments or obligations to use the net proceeds in the manner described above. Our management has broad discretion in the application of the balance of the net proceeds from the April 2017 Offering and the August 2017 Offering, and could spend the proceeds in ways our stockholders may not agree with or that fails to improve our business or enhance the value of our common stock. The failure by our management to use these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 31, 2017, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 21.21% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of July 31, 2017. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6*	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	—	—	—	—

10.9*	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: November 8, 2017	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2017	By:	/s/ Pat Cotroneo
Pat Cotroneo
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)