Form 10-K
period 2017-12-31
FIBROGEN INC
filed 2018-02-27
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $1,674.4 million. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2018 was 82,666,979.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report filed on Form 10-K and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for roxadustat, pamrevlumab and our other product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, our ability to operate in China, expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering and the concurrent private placement, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section of this Annual Report captioned “Risk Factors” and elsewhere in this Annual Report.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a science-based biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab (FG-3019), a fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”), is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We have taken a global approach to the development and future commercialization of our product candidates, which includes development and commercialization in the People’s Republic of China (“China”).

We are capitalizing on our extensive experience in fibrosis and hypoxia inducible factor (“HIF”) biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease, cancer, corneal blindness, and other serious unmet medical needs. The chart below is a summary of our most advanced product candidates.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE

Roxadustat is an internally discovered HIF-PH inhibitor that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. Roxadustat, the first HIF-PH inhibitor to enter Phase 3 clinical development, represents a new paradigm for the treatment of anemia with the potential to offer a safer, more effective, more convenient, and more accessible therapy than the current therapies available for anemia in CKD, such as injectable erythropoiesis stimulating agents (“ESAs”).

Roxadustat is currently in Phase 3 development and we and our collaboration partners have enrolled more than 8,000 patients in our Phase 3 global program for the treatment of anemia in patients with CKD. More than 1,400 subjects have participated in 26 completed Phase 1 and Phase 2 clinical studies for roxadustat in North America, Europe, and Asia. These studies have demonstrated roxadustat’s potential for a favorable safety and efficacy profile in anemic CKD patients for those who are dialysis-dependent (“DD-CKD’), including difficult-to-treat patients who are hyporesponsive to ESAs, and those who are not dialysis-dependent (“NDD-CKD”). According to IMS Health, 2013 global ESA sales in all anemia indications totaled $8.6 billion. While the use of ESAs to treat anemia in CKD has largely been limited to the DD-CKD population, we and our partners believe that, as an oral agent with a potentially more favorable safety profile, roxadustat could increase accessibility and expand the market for anemia treatment by penetrating the NDD-CKD market. In the long term, we believe roxadustat has the potential to address non-CKD anemia markets, including chemotherapy-induced anemia, anemia related to inflammation (such as inflammatory bowel disease, lupus, and rheumatoid arthritis), myelodysplastic syndromes (“MDS”), and surgical procedures requiring red blood cell transfusions.

We, along with our collaboration partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), have designed a major global Phase 3 program to support regulatory approval of roxadustat for both NDD-CKD and DD-CKD patients in the United States (“U.S.”), the European Union (“EU”), Japan, and China. Our U.S. and EU Phase 3 program has an aggregate target enrollment of more than 8,000 patients worldwide and is the largest Phase 3 clinical program ever conducted for an anemia product candidate. In addition, we have completed a 456-patient Phase 3 program in China, and our partner, Astellas, has completed three of its six Phase 3 trials in Japan, studying approximately 1,000 additional patients. Our U.S. Phase 3 program is designed to incorporate major adverse cardiac event (“MACE”) composite safety endpoints that we believe will be required for approval in the U.S. for all new anemia therapies. These Phase 3 programs are evaluating the use of roxadustat in multiple populations, including patients within the first four months of initiating dialysis, or incident dialysis, and non-incident, or stable dialysis patients and include numerous placebo-controlled NDD-CKD studies of roxadustat.

Background of Anemia in CKD

Anemia is a serious medical condition in which patients have insufficient red blood cells and low levels of hemoglobin (“Hb”), a protein in red blood cells that carries oxygen to cells throughout the body. Anemia is associated with increased risk of hospitalization, cardiovascular complications, need for blood transfusion, exacerbation of other serious medical conditions, and death. In addition, anemia frequently causes significant fatigue, cognitive dysfunction, and decreased quality of life. The more severe the anemia, as measured by lower Hb levels, the greater the health impact on patients. Severe anemia is common in patients with CKD, cancer, MDS, inflammatory diseases, and other serious illnesses. Even when it accompanies prevalent and serious diseases, anemia is often not effectively treated.

Anemia is particularly prevalent in patients with CKD, which is a critical healthcare problem in the U.S. and Europe, and most commonly caused by diabetes and hypertension. CKD affects more than 200 million people worldwide and significantly increases healthcare costs for those patients. CKD is generally a progressive disease characterized by gradual loss of kidney function that may eventually lead to kidney failure, which is also known as end-stage renal disease (“ESRD”). Patients with ESRD require renal replacement therapy — either dialysis treatment or kidney transplantation. CKD accompanied by anemia is associated with worse health outcomes than CKD alone, including more rapid disease progression and an increased death rate. There are five stages of CKD that are primarily defined by a measure of the filtration function of the kidney (GFR).

Stages of CKD and Prevalence in the U.S.

*	U.S. prevalence is estimated for adults 20 years of age or older
†	GFR: Glomerular Filtration Rate (ml/min/1.73 m2)

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

Sources: The prevalence of anemia in stage 1 through stage 4 CKD and stage 5 NDD-CKD was derived from Stauffer and Fan, Prevalence of Anemia in Chronic Kidney Disease in the United States, PLoS ONE (2014). The prevalence of anemia in patients undergoing dialysis was derived from Goodkin et al., Naturally Occurring Higher Hemoglobin Concentration Does Not Increase Mortality among Hemodialysis Patients, J Am Soc Nephrol (2011).

In the U.S., according to the USRDS, a majority of dialysis eligible CKD patients are currently on dialysis. Of the approximately 475,000 patients receiving dialysis in the U.S., approximately 83% were being treated with ESAs for anemia. Despite the presence of anemia in stages 3 and 4 CKD patients, in clinical practice, patients typically do not receive ESA treatment for their anemia until they initiate dialysis. As of 2014, approximately 14% of U.S. NDD-CKD patients were being treated with ESAs prior to initiation of dialysis (2016 USRDS ADR). In many CKD patients, the disease progresses gradually over decades and patients can spend years suffering from the symptoms and negative health effects of anemia before they receive treatment. Many of these patients die from cardiovascular events before they initiate dialysis.

Limitations of the Current Standard of Care for Anemia in CKD

Current therapies to treat anemia in CKD include injectable ESAs, intravenous (“IV”) iron, oral iron, and blood transfusions. ESAs have been used in the treatment of anemia in CKD for more than 20 years and are administered intravenously or subcutaneously, typically in conjunction with IV iron. NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated. ESAs currently on the market are all synthetic recombinant versions of human erythropoietin (“EPO”), a hormone that stimulates erythropoiesis and increases Hb levels by binding to receptors on red blood cell precursors in the bone marrow.

The market introduction of the first ESA in 1989 was viewed as a major advance in the treatment of anemia in CKD because it significantly decreased the need for blood transfusions. Since then, ESAs have become one of the most commercially successful drug classes. Because ESAs were never studied relative to placebo in large randomized clinical trials prior to approval, safety issues were elucidated post commercialization. In particular, studies published during 2006 to 2009 demonstrated the safety risks of higher ESA doses used to reach target Hb levels of 13 to 15 g/dL, prompting physicians to balance serious safety concerns against the efficacy of ESAs. The safety concerns observed with injectable ESAs in these studies included an increased risk of cardiovascular adverse events and death, as well as a potentially increased rate of tumor recurrence in patients with cancer.

These safety issues resulted in several changes to ESA drug labeling. The combination of safety concerns and labeling changes, in addition to the subsequent reimbursement limitations described below, led to a steady decline in ESA sales revenues, beginning in 2007. While we believe the decline in ESA sales is primarily due to complete suspension of the label for use in anemias associated with cancer, and restrictions on use in chemotherapy-induced anemia, we also believe the decline in sales is partly due to the progressive decline in ESA dose administered to CKD patients. Compared to the average ESA dose at the end of 2006, the mean monthly ESA dose in patients on hemodialysis (“HD”) dropped by 18%, 36%, 45%, and 45% by the end of 2010, 2011, 2012, and 2013 respectively (2015 USRDS ADR).

Safety Issues of ESAs

Several large clinical trials were designed to demonstrate that targeting higher as opposed to lower Hb levels results in better outcomes. Instead these studies generated data showing that targeting higher Hb levels with ESAs resulted in an increase in adverse events, including cardiovascular adverse events. These adverse events were initially observed in 1998 in the NHCT (Normal Hematocrit Cardiac Trial) in CKD patients on dialysis, where the high Hb level treatment arm targeted Hb levels of 13 to 15 g/dL. Additional safety concerns emerged following the CHOIR (Correction of Hemoglobin in Outcomes and Renal Insufficiency), CREATE (Cardiovascular Risk Reduction by Early Anemia Treatment with Epoetin Beta), and TREAT (Trial to Reduce Cardiovascular Events with Aranesp Therapy) studies in NDD-CKD patients, that were published between 2006 and 2009.

Secondary analyses of NHCT, CHOIR and TREAT, as well as subsequent observational studies in dialysis patients, suggest that these safety concerns, particularly the increased cardiovascular risk associated with ESAs, may result from the high ESA doses used to target higher Hb levels rather than the Hb levels achieved. For example, a secondary analysis of CHOIR showed that patients who achieved the desired Hb level with the lowest amounts of ESA had the lowest risk of adverse cardiovascular outcomes, as measured by composite endpoints consisting of hospitalization for heart failure, heart attack, stroke, and death. Patients who were treated with the highest ESA doses and, particularly those who achieved the lowest Hb levels, had the greatest risk for these events. In addition, observational studies in patients undergoing dialysis highlighted these risks with high ESA doses and also indicated that higher Hb levels achieved with lower ESA doses were associated with better outcomes.

For example, in an analysis of data from the USRDS of 94,569 HD patients, increased mortality was found in patients with increased epoetin alfa dose. Patients who achieved the highest hematocrit level (which is a measure of the percentage of volume of whole blood made up of red blood cells; under typical conditions, Hb level can be estimated as one-third of the hematocrit level) and received the lowest ESA doses (lowest dose quartile, Q1) had the lowest mortality rate, and, at any particular ESA dose quartile, patients with higher hematocrit levels tended to have lower mortality levels, according to Zhang et al. (Am J Kidney Dis 44:866-876) as illustrated in the chart below.

Unadjusted One-Year Mortality Rates (per 1000)

by Hematocrit and ESA dosing quartile

Warnings about these risks have been incorporated into treatment guidelines and position papers from major kidney societies and thought leaders in the industry. Kidney Disease: Improving Global Outcomes (“KDIGO”), a non-profit foundation established in 2003 and operated by the National Kidney Foundation, committed to improving global clinical guidelines for kidney patients, for example, states that, “[t]here may be toxicity from high doses of ESA, as suggested, though not proven, by recent post-hoc analyses of major ESA randomized controlled trials, especially in conjunction with the achievement of high Hb levels. Therefore, in general ESA dose escalation should be avoided.” In addition, the European Renal Best Practices Group specified in a recent position statement that caution should be used in ESA therapy in patients with specific risk factors.

Limited Effectiveness of ESAs in Certain Patient Populations

Hb responses to ESA doses are on a continuum with some patients responding with a satisfactory Hb increase to a small ESA dose and others responding very poorly to very high doses. In addition, patients’ responsiveness to ESAs can change over time and as a result of circumstances such as acute illness or surgery. In an attempt to reach target Hb level, ESA doses are increased in treatment-resistant patients (hyporesponders), which can result in up to a 40-fold difference in ESA doses between the most ESA-resistant and the most ESA-responsive DD-CKD patients. Even with high doses of ESAs and concomitant IV iron, some of these hyporesponders are unable to reach target Hb levels.

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

A major cause of ESA hyporesponsiveness is an underlying chronic inflammatory state that exists in many CKD patients. Chronic inflammation has a suppressive effect on erythropoiesis in CKD via two main mechanisms. Firstly, pro-inflammatory cytokines such as tumor necrosis factor alpha (“TNF-alpha”) and interleukin-6 (“IL-6”) have been implicated in the suppression of erythropoiesis through inhibition of the response of erythroid progenitor cells to EPO. Secondly, pro-inflammatory cytokines such as IL-6 elevate the levels of hepcidin, the major hormone regulating iron metabolism. The consequence of elevated hepcidin levels is a reduction in iron absorption from the gastrointestinal tract (“GI tract”) and the trapping of iron in cellular stores. Together, this leads to inadequate availability of iron to keep pace with the demands of the bone marrow for erythropoiesis, despite adequate total body iron stores. This condition is referred to as functional iron deficiency.

In the presence of inflammation, even high doses of ESAs may be ineffective to achieve target Hb levels, and to the extent Hb levels are raised, the risks associated with the higher ESA doses required may outweigh the benefits.

Requirement for IV Iron to Support ESA Activity and Associated Safety Risks

IV iron supplementation is used to support anemia correction in a majority of HD patients treated with ESAs in the U.S. ESA labeling indicates that physicians should evaluate the iron status in all patients before and during CKD anemia treatment and maintain iron repletion. However, many CKD patients have deficient iron stores, or absolute iron deficiency, and cannot absorb enough iron from diet or oral iron supplements to correct this deficiency. Physicians administer IV iron to ensure these patients are iron replete prior to initiating ESA treatment and continue to receive IV iron to mitigate iron depletion caused by ESA-mediated erythropoiesis.

Additionally, many CKD patients who have adequate iron stores suffer from functional iron deficiency. IV iron is administered to these patients, in an attempt to address this shortage of available iron, resulting in many patients having elevated body iron stores. While IV iron can help correct anemia when used in combination with ESAs, published studies have suggested both acute and chronic risk of morbidity and mortality associated with the use of IV iron. The acute risks of IV iron supplementation include infection and hypersensitivity reactions, which can be life-threatening. The warning of anaphylaxis risk appears in every IV iron product package insert in the U.S. Less severe but more common side effects include skin problems, hypotension, and GI tract symptoms. In addition to these acute side effects, there may be chronic adverse effects resulting from the volume of iron administered and associated cumulative deposits of iron in organ systems.

Increased use of IV iron has been associated with increased risk of hospitalization and death. Using data from 12 countries obtained over the past 12 years, Bailie et al. demonstrated a direct dose risk relationship between the amount of IV iron administered monthly to dialysis patients and the risk of hospitalization and death (Kidney International (2014)). The study identified that, even after controlling for other risk factors and adjusting for different practice patterns globally, dialysis patients receiving greater than 300 mg of IV iron per month had a greater risk of hospitalization or death than those receiving less than 300 mg. Mortality was 13% greater among those receiving between 300 mg and 400 mg of IV iron per month and 18% greater among those receiving greater than 400 mg of IV iron per month. Furthermore, hospitalization risk was 12% greater among those who received greater than 300 mg per month. The current paradigm of administrating greater doses of IV iron to decrease ESA doses in light of this recently described associated risk underscores the significant unmet need in the treatment of anemia. However, new and purportedly safer and more effective iron supplementation therapies are being developed and introduced, and if such new therapies are accepted by patients and physicians as a superior alternative to traditional IV iron supplementation therapies, they may help maintain or increase the attractiveness of ESA therapy.

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

Increased Thromboembolism and Vascular Access Thrombosis

ESA use has been associated with thromboembolic events, including stroke, vascular access thrombosis (where the dialysis access shunt is blocked due to blood-clotting), and blood clots in the leg, which may in part be due to increases in circulating platelet levels. ESA labels now carry a warning for an increased risk of thromboembolic events.

FDA Restrictions on ESA Usage

In response to safety concerns elucidated in the large clinical studies described above, the U.S. Food and Drug Administration (“FDA”), steadily increased restrictions on the use of injectable ESAs from 2007 through 2011. During 2007, following the NHCT, CHOIR, CREATE, and several oncology studies, the FDA mandated the inclusion of a boxed warning, or “Black Box” warning, in the package insert for ESAs. A Black Box warning is the strongest warning that the FDA can mandate for prescription drugs. Further, in June 2011, the FDA required additional modification to the package insert for ESA use. The current label carries a black box warning of increased risk of death, myocardial infarction, or heart attack, stroke, venous thromboembolism, thrombosis of vascular access, and tumor progression or recurrence. In addition, the current package insert recommends more conservative dosing guidelines for the use of injectable ESAs in anemic CKD patients. More specifically, the FDA removed the prior target Hb range of 10 g/dL to 12 g/dL and recommends that physicians initiate treatment of CKD patients when the Hb level is less than 10 g/dL, and reduce or interrupt ESA dosing if the Hb level approaches or exceeds 10 g/dL for NDD-CKD patients and 11 g/dL for DD-CKD patients. In addition, physicians are advised to use only the lowest dose needed to avoid red blood cell transfusions.

Reimbursement Challenges Associated with ESAs

In addition to the safety concerns and labeling changes for ESAs, dialysis reimbursement, including associated drugs such as ESAs, has also changed significantly in recent years, which has made ESAs less economically attractive for healthcare providers to administer. Prior to January 2011, the Centers for Medicare and Medicaid Services (“CMS”) reimbursed dialysis centers and other healthcare providers for use of ESAs at average selling price plus a premium to their cost, which enabled providers to realize a profit on the administration of ESAs, regardless of the quantity dosed. Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the bundle now covers drugs, services, lab tests, and supplies under a single treatment base rate for reimbursement by CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without dose adjustment.

ESAs administered to NDD-CKD patients have long been reimbursed under Medicare Part B, which requires providers to purchase and store ESAs in advance of being reimbursed, and in many healthcare practices, the amount reimbursed does not cover the cost of ESA administration. For many of these providers, including in nephrology practices where purchase and storing is most common, due to label changes and related reduction in patients available for treatment, ESA administration in NDD-CKD has become economically unattractive. Furthermore, non-nephrologists generally have elected not to provide ESAs. Accordingly, ESA treatment is limited outside of dialysis centers.

Inconvenience of ESAs

In addition to safety, labeling, reimbursement, and efficacy limitations, ESAs must be administered intravenously or subcutaneously, often with IV iron in order for ESAs to be effective at treating to target Hb levels. ESAs are therefore inconvenient for the NDD-CKD population, the peritoneal dialysis (“PD”) population, for whom treatment is often administered at home, and other non-CKD anemia patients who are not already regularly visiting a hospital or dialysis center.

Our Solution

We believe that there is a significant need for a safer, more effective, more convenient, and more accessible alternative to injectable ESAs for the treatment of anemia in CKD patients. In addition, we believe there is a significant opportunity for treatment of anemia in markets not effectively addressed by ESAs, such as in the NDD-CKD population, DD-CKD in the presence of inflammation, and non-CKD anemia markets.

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

Coordinated erythropoiesis includes both the stimulation of red blood cell progenitors, by increasing the body’s production of EPO, and an increase in iron availability for Hb synthesis. Patients taking roxadustat typically have circulating endogenous EPO levels at peak concentration within or near the physiologic range naturally experienced by people adapting to hypoxic conditions such as at high altitude, following blood donation or impaired lung function, such as pulmonary edema. By contrast, ESAs act only to stimulate red blood cell progenitors without a corresponding increase in iron availability, and are typically dosed at well above the natural physiologic range of EPO. The sudden demand for iron stimulated by ESA-induced erythropoiesis can lead to functional or absolute iron deficiency. We believe these high doses of ESAs are a main cause of the significant safety issues that have been attributed to this class of drugs. In contrast, the differentiated mechanism of action of roxadustat, which involves induction of the body’s own natural pathways to achieve a more complete erythropoiesis, has the potential to provide a safer and more effective treatment of anemia, including in the presence of inflammation, which normally limits iron availability.

Our HIF-PH inhibitor technology relies on the natural mechanism by which the body responds to low oxygen levels. HIF is a transcription factor comprised of a HIF-alpha and a HIF-beta subunit, both of which are required to stimulate erythropoiesis. Under normal oxygen conditions, the HIF-alpha subunit is targeted for rapid degradation through the activity of a family of HIF-PH enzymes. However, under low oxygen conditions, the HIF-PH enzymes cannot function and HIF-alpha accumulates. HIF-alpha then combines with HIF-beta, and the newly formed HIF complex initiates transcription of a number of genes involved in erythropoiesis, which ultimately leads to increased oxygen delivery to tissues. Roxadustat works by reversibly inhibiting the HIF-PH enzymes, thus mimicking this coordinated natural erythropoiesis through genes encoding the proteins shown below involved in iron absorption, mobilization and transport, as well as stimulation of red blood cell progenitors.

Our discovery and development of roxadustat resulted from years of experience working with prolyl hydroxylase enzymes, such as those that regulate HIF, and a deep understanding of the complexities of HIF biology. We have explored therapeutic activation of HIF to treat anemia from an integrated perspective with a focus on applying our HIF-PH inhibitor technology to produce coordinated effects on erythropoiesis, iron homeostasis, and metabolism. As part of these progressive efforts, we have explored the ability of our HIF-PH inhibitor technology to increase sensitivity to endogenous EPO by increasing EPO receptor expression on red blood cell progenitors. We have investigated multiple effects of HIF-PH inhibitors on iron metabolism, including their ability to regulate genes that can increase iron bioavailability. We have also shown that administration of HIF-PH inhibitors can decrease expression of hepcidin, the key hormone that regulates iron metabolism. Hepcidin is elevated under conditions of chronic inflammation, leading to reduced iron availability for erythropoiesis. Based on our gene expression and hepcidin data, we believe HIF-PH inhibitors can increase intestinal iron absorption and enhance the mobilization and uptake of iron. In addition, we have shown that HIF-PH inhibitors can improve transferrin saturation (“TSAT”), a measure of circulating iron available for erythropoiesis, and can correct anemia associated with chronic inflammation by overcoming the hepcidin-mediated sequestration of iron.

We selected roxadustat from our extensive library of compounds from various chemical classes of HIF-PH inhibitors, including heterocyclic carboxamides and 2-oxoglutarate mimetics. Roxadustat was selected based on our belief that stabilizing the two main forms of HIF in the cell, HIF-1 and HIF-2, leads to more complete erythropoiesis.

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

Potential Cardiovascular Benefits

The CKD patient population is at high risk for cardiovascular events such as heart attacks and strokes. One known side effect of ESAs is elevation of blood pressure, which is particularly dangerous in this high-risk patient population. In contrast, we did not observe increases in blood pressure in patients treated with roxadustat beyond the background levels observed for the comparable, placebo-treated patients in a NDD-CKD Phase 2 trial. However, these data should be cautiously assessed due to the limited number of patients exposed. In Study 041, the NDD-CKD patients treated with roxadustat three-times weekly for more than 12 weeks had a modest decrease in blood pressure in a subgroup analysis of our Phase 2 NDD-CKD study.

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

1 Milledge & Cotes (1985) J Appl Physiol 59:360;2 Goldberg et al. (1993), Clin Biochem 26:183, Maeda et al. (1992), Int J Hematol 55:111; 3Kato et al. (1994) Ren Fail 16:645; 4The transient peak endogenous EPO concentrations (“Cmax”), data for roxadustat was derived from a subset of 243 patients who achieved a Hb response to roxadustat in our Phase 2 studies for whom we believe doses depicted approximated therapeutic doses. Hb target ranges for these patients were above the Hb levels specified in the current ESA package insert for CKD patients. Only doses in those patients whose Hb responded in Phase 2 studies are reflected in the figure. The subset of patients included 134 NDD-CKD patients treated to thrice-weekly, twice-weekly, or weekly doses of roxadustat for >16 weeks. The subset also included 109 DD-CKD patients, including incident dialysis patients whose anemia was corrected with therapeutic doses and stable dialysis patients who received maintenance doses. Cmax of endogenous EPO levels were not measured in all patients; instead the range of EPO Cmax levels were estimated based on data derived from a more limited number of patients in whom EPO levels were measured at various roxadustat doses and among whom there was substantial variation in measured EPO levels. Accordingly, individual patients who received roxadustat may have realized EPO Cmax levels significantly above or below these estimated levels. Moreover, the estimates reflected in the graph may not be reflective or predictive of actual EPO Cmax levels or ranges that will be realized in larger populations of patients receiving roxadustat in our Phase 3 clinical trials. 5EPO Cmax was computed from ESA dose distributions based on Flaherty et al. (1990) Clin Pharmacol Ther 47:557.

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

Our preclinical studies indicate that roxadustat can overcome the direct suppressive effects of inflammatory cytokines on erythropoiesis. In these studies, we observed roxadustat’s ability to reduce hepcidin expression, thus increasing absorption of iron from the GI tract and the release of iron from intracellular stores and mitigating the functional iron deficiency associated with chronic inflammation.

In our Phase 2 studies, patients’ Hb response to roxadustat was independent of the degree of underlying inflammation, as assessed by circulating levels of C-reactive protein (“CRP”), a well-recognized marker of inflammation. Incident dialysis patients are known to have the highest levels of mortality of all dialysis patients. The incident dialysis period is also the period during which mean ESA doses are generally highest. To the extent the increased levels of mortality are associated with high ESA doses, roxadustat may offer a benefit to incident dialysis patients. The median roxadustat dose in our dialysis Study 053 was 1.3 mg/kg; the Cmax of endogenous EPO levels usually associated with this dose level are comparable to the physiologic range naturally experienced by people adapting to high altitude or following blood donation. Refer to additional information on endogenous EPO levels under the heading “Potential for Anemia Correction with Moderate EPO Levels.”

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

Our Phase 2 clinical trials have shown that roxadustat can significantly reduce hepcidin levels in patients with DD-CKD and NDD-CKD. The following figure shows an average reduction in serum hepcidin level of approximately two thirds, observed at week 5, in 52 incident dialysis patients treated with roxadustat. Roxadustat’s ability to reduce hepcidin levels was also confirmed in our Phase 3 studies in China.

Reduction of Serum Hepcidin Levels (Study 053) in Incident Dialysis Patients

In addition, we believe roxadustat increases the levels of proteins involved in iron uptake, release, and transport. Data from our Phase 2 clinical trials indicate that oral iron supplementation alone is adequate to correct anemia during treatment with roxadustat, in contrast to ESAs, which typically require IV iron supplementation. Additionally, our data indicate that unlike ESAs, roxadustat treatment does not require that patients be iron replete before initiating therapy.

Avoiding IV iron helps to avoid the significant safety risks associated with IV iron described above, and, because the cost of oral iron is significantly less than the cost of IV iron, could also confer significant costs savings.

Potential Reimbursement and Convenience Advantages

Potentially Differentiated Reimbursement Framework

ESAs are included in the MIPPA bundled payment system in the DD-CKD setting and reimbursed under Medicare Part B in the NDD-CKD setting. Based on our roxadustat data to date, we believe roxadustat has the potential to correct anemia through a differentiated mechanism of action and that offers different therapeutic effects and the potential to displace multiple drugs in current use (such as ESAs and IV iron), and/or those in development (such as agents for suppression of hepcidin). Although the bundle currently covers ESAs or oral equivalents of ESAs or other IV products encompassed by the bundle, due to the differentiated nature of roxadustat, it is unclear whether roxadustat will be included in or excluded from the bundle. We believe that there may be commercial benefits in either event but are unable to predict the potential benefits until further guidance from CMS becomes available.

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

Oral Administration

Many physicians that treat CKD patients, particularly cardiologists, endocrinologists, and internists, do not typically stock or administer ESAs. An easily accessible oral agent that is dispensed by pharmacies could significantly increase the number of physicians treating anemia in patients with CKD, and therefore, the number of patients receiving treatment.

In addition, the oral administration of roxadustat potentially offers a significant convenience advantage for CKD patients who have yet to initiate dialysis and are therefore not regularly visiting a dialysis center. Patients can more easily self-administer medicine in any setting, rather than being subject to the inconvenience and restrictions of regular visits to physicians’ offices or infusion centers to receive treatment with ESAs.

Potential Pharmacoeconomic Advantages

Based on our Phase 2 clinical trial results to date, we believe that roxadustat’s potential pharmacoeconomic advantages over ESA therapy may include safety (with a potential decrease in cardiovascular events and consequently lower associated treatment costs), lower administrative cost, reduction or elimination of IV iron and potentially other medications. If demonstrated in our Phase 3 studies, these pharmacoeconomic advantages may support reimbursement worldwide, including in Europe and China.

The Market Opportunity for Roxadustat

We believe that there is a significant opportunity for roxadustat to address markets currently served by injectable ESAs. According to IMS Health, 2013 global ESA sales in all indications totaled $8.6 billion, driven primarily by $6.2 billion sold in the U.S. and Europe. We believe that a substantial portion of ESA sales are for CKD anemia. For example, in the U.S., EPOGEN, which is primarily used in the DD-CKD patient population, had 2014 sales of approximately $2 billion. We further believe that the number of patients requiring anemia therapy will grow steadily as the global CKD population and access to dialysis care continue to expand, particularly in China and other emerging markets including the rest of Asia, Latin America, Eastern Europe, the Middle East, and the Commonwealth of Independent States.

Furthermore, we believe that there is a significant opportunity for roxadustat to address patient segments that are currently not effectively served by ESAs, such as anemia in the NDD-CKD patient population, which is substantially larger than the DD-CKD patient population. Diabetes and hypertension are the leading causes of secondary CKD. Although we estimate approximately 36% of diabetic and 20% of hypertensive CKD patients are anemic (Hb<12 g/dL), we believe the majority of these patients are currently untreated for anemia since they are under the care of non-nephrology specialists, such as endocrinologists, diabetologists, cardiologists, and internists, where ESA therapies are not readily available.

We also believe that roxadustat may provide a safer option to re-establish the chemotherapy-induced anemia market, which was once a market of comparable size to the DD-CKD anemia market. Other non-CKD anemias, including anemia related to inflammatory diseases, MDS and surgical procedures requiring transfusions, which are not addressed adequately with currently available therapies, could form another opportunity.

OUR DEVELOPMENT PROGRAM FOR ROXADUSTAT

We along with our partners, Astellas and AstraZeneca, have designed our global Phase 3 programs to support regulatory approval of roxadustat in both NDD-CKD and DD-CKD patients in the U.S., EU, Japan, and China. These Phase 3 programs are studying multiple patient populations, including incident dialysis patients and stable dialysis patients being compared to epoetin alfa as an active comparator, and include multiple NDD-CKD studies comparing roxadustat against placebo controls.

For our U.S. program, we have agreed with our partner, AstraZeneca, on the timing to complete our Phase 3 studies. We believe at that time we will have accrued sufficient MACE events. We now plan to complete enrollment in the second quarter of 2018, report topline results in the fourth quarter of 2018, and file the NDA for roxadustat in CKD anemia during the first half of 2019.

In 2017, we and our China subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), reported topline results from our two Phase 3 CKD anemia studies in China. Primary efficacy endpoints were met in both the NDD-CKD and the DD-CKD trials. Results are included below in the section titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China”. We completed the 52-week safety exposure in the China Phase 3 studies, and in October 2017 the China Food and Drug Administration (“CFDA”) accepted for review our New Drug Application (“NDA”) submission for the registration of roxadustat to treat anemia for DD-CKD patients and NDD-CKD patients. We currently anticipate a market approval decision for our CKD anemia NDA in China by the end of 2018.

In Japan, Astellas is conducting six Phase 3 anemia studies, four in DD-CKD and two in NDD-CKD, of which three have been completed. These studies include conversion studies, studies in ESA-naïve patients, studies in HD and PD, and studies comparing roxadustat to active control.

The table below summarizes our ongoing and completed Phase 3 clinical trials of roxadustat for the treatment of anemia associated with CKD, all of which include Hb level maintenance as a study objective, once correction or conversion is achieved. The chart emphasizes the differences, by regulatory approval region in estimated patient enrollment numbers.

Roxadustat Phase 3 Clinical Trials

		Estimated or Completed # of Patients Enrolled
Study Sponsor, Number	Comparator	U.S.	Europe	China	Japan
Non-Dialysis
FibroGen - FGCL-4592-060	Placebo	-------- 900 --------
Astellas - 1517-CL-0608	Placebo	-------- 597 --------
AstraZeneca - D5740C00001	Placebo	2,700
Astellas - 1517-CL-0610	Darbepoetin alfa		570
FibroGen - FGCL-4592-808	Placebo			151
Astellas - 1517-CL-0310*	Darbepoetin alfa				325
Astellas - 1517-CL-0314*	None				100
NDD-CKD Sub Total by Region		~4,200	~2,100	151	425

Incident Dialysis
FibroGen - FGCL-4592-063*	Epoetin alfa	-------- 900 --------

Stable and Incident Dialysis
AstraZeneca - D5740C00002*	Epoetin alfa	2,100

Stable Dialysis
FibroGen - FGCL-4592-064*	Epoetin alfa	-------- 820 --------
Astellas - 1517-CL-0613	Epoetin alfa or Darbepoetin alfa	-------- 838 --------
FibroGen - FGCL-4592-806	Epoetin alfa			304
Astellas - 1517-CL-0302	None				50
Astellas - 1517-CL-0307	Darbepoetin alfa				300
Astellas - 1517-CL-0308	None				70
Astellas - 1517-CL-0312	None				164
DD-CKD Sub Total by Region		~4,700	~2,600	304	584

Total by Approval Region		~8,900	~4,700	455**	~1,000
Combined U.S. and EU total		~ 9,500

*	Currently recruiting.
**	Mandatory post-approval safety study of approximately 2,000 patients expected to be required in China.

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

Our U.S. and European Phase 3 Program

Our U.S. and European Phase 3 program has an aggregate target enrollment of more than 8,000 patients worldwide. Our U.S. Phase 3 program is also designed and sized for to demonstrate non-inferiority to comparators for the MACE composite safety endpoints in separate patient pools of NDD-CKD and DD-CKD. Five of the six Phase 3 studies supporting approval in the EU will also support approval in the U.S.

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
•

The primary safety endpoints for U.S. approval will be MACE, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. These results will be pooled across multiple studies and evaluated separately in our NDD-CKD and our DD-CKD trials.

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

o

Total cholesterol, LDL-cholesterol, and very low-density-cholesterol levels in roxadustat-treated patients relative to placebo-treated patients with NDD-CKD and relative to ESA-treated patients in all three anemic CKD patient populations.

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

•

Identified Dosing Regimen. The dosing regimens for our Phase 3 studies are designed to achieve an appropriate rate and magnitude of Hb rise. In our Phase 2 studies, we explored ranges of therapeutic doses under several dosing regimens, including both tier-weight and fixed starting doses and conversion doses. Our Phase 3 program is using two tier-weight starting doses for ESA-naive patients (70 mg for patients between 45 and 70 kg, and 100 mg for patients between 70 and 160 kg). Our Phase 3 dosing strategies are based on our understanding of effective approaches, derived from our Phase 2 studies, tested in modeling and simulation, and designed to achieve Hb correction for patients with varying dose requirements in a manner that is optimal for both patients and physicians.

•

Dose Titration. Our Phase 3 program is using a predetermined sequence of dose steps to titrate to a patient’s particular response to roxadustat, which had we found simple to implement and sufficient to correct anemia in our Phase 2 studies. In our Phase 2 anemia correction studies, only one or two cycles of dose titration were necessary to achieve Hb correction in at least 80% of patients on average.

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

•

Dose Frequency. In preclinical and Phase 1 studies, we observed that intermittent dosing yielded optimal responses to roxadustat. Our Phase 2 studies indicated that three-times weekly, twice weekly and once weekly dosing regimens achieved Hb maintenance. In our Phase 3 program we are dosing three-times weekly for all studies except two (060 and 0608), which are dosing some patients twice per week and some patients once per week. We believe that intermittent dosing may help ensure a consistent and durable treatment effect for several reasons:

o

Greater Hb Response While Minimizing Total Drug Exposure. Early preclinical studies in rodents with a HIF-PH inhibitor (that was not roxadustat) indicated that a greater Hb response could be achieved using a lower total weekly dose with intermittent dosing compared to daily dosing. In the studies shown below, rats were dosed with HIF-PH inhibitor using either a daily or twice weekly dosing regimen. Both a higher Hb response and a better dose response were observed in animals dosed with HIF-PH inhibitor twice weekly compared to animals that were dosed daily. Furthermore, the total weekly dose required to achieve this greater Hb response was lower than daily dosing exposure.

In addition, our previous preclinical studies suggested that a wider therapeutic window was achieved with intermittent dosing as compared to daily dosing. Preclinical observations such as these led us to conclude that intermittent dosing could enable a better Hb response with a lower overall drug exposure and offer a potentially wider therapeutic window.

o

Reduce the Risk of Changing the HIF Set Point. The HIF system has a built-in negative feedback mechanism. Genes for two of the prolyl hydroxylase domain (“PHD”) enzymes that are responsible for degrading HIF under normal oxygen conditions are actually HIF target genes. Thus, while these PHD enzymes are inhibited by hypoxia, or by a HIF-PH inhibitor, the resulting HIF activation leads to an increase in the very enzymes that are responsible for its degradation following the re-oxygenation, or potential removal of the HIF-PH inhibitor. This negative feedback mechanism is important in enabling the HIF system to reset. However, under chronically hypoxic conditions, it has been shown that the elevation in PHD enzyme levels is maintained, leading to a change in the HIF set point. Based on this knowledge of HIF biology, it is our belief that prolonged HIF activation by a HIF-PH inhibitor drug could similarly lead to a change in the HIF set point, which we believe may require an increased HIF-PH inhibitor dose to elicit the same HIF response. In an effort to avoid this potential outcome, and to potentially prolong drug effectiveness, we have undertaken an intermittent dosing regimen.

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

o

Potential Commercial Advantages. We expect that a dosing regimen that enables dosing concurrently with HD treatment, typically administered three-times weekly, will be more commercially attractive in the dialysis market.

Our Phase 2 studies indicate that intermittent dosing enabled anemia correction up to 24 weeks and Hb maintenance up to 19 weeks when converting a patient from ESA.

Clinical Trial Eligibility, Iron Status, and Iron Supplementation During Treatment

Unlike ESA clinical trials where patient study eligibility criteria included a requirement of adequate iron availability (measured by ferritin ≥100 ng/mL and TSAT ≥ 20%) and encouraged IV iron use, roxadustat Phase 2 studies included anemic NDD-CKD patients with ferritin ≥ 30 ng/mL and TSAT ≥ 5% and anemic DD-CKD patients with ferritin ≥ 50 ng/mL and TSAT ≥ 10%, which permitted the inclusion of iron-deficient patients. Hb response was generally achieved in iron deficient NDD-CKD and DD-CKD patients (ferritin <100 ng/mL and TSAT<20%), despite the fact that IV iron was not allowed during roxadustat treatment.

Our placebo-controlled Phase 3 NDD-CKD studies are using the same iron eligibility criteria employed in our Phase 2 studies, which allow oral iron, but prohibit the use of IV iron (except as a rescue medication). In our Phase 3 DD-CKD studies, since ESA serves as the comparator and similar treatment conditions are required for roxadustat and ESA, study eligibility criteria include ferritin ≥ 100 ng/mL and TSAT ≥ 20%. Patients are randomized to roxadustat or ESA, and are encouraged to take oral iron as a first-line supplemental agent. IV iron is permitted if there is inadequate Hb response to treatment and if the patient is iron deficient (ferritin <100 ng/mL and TSAT<20%).

Our Phase 2 Program

We and our partner have completed eight roxadustat Phase 2 studies, four in NDD-CKD patients and four in DD-CKD patients, to assess the efficacy of roxadustat to both correct anemia (correction) and maintain the Hb response (maintenance). Two of the six completed Phase 2 studies were conducted in China and are discussed in the section below titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China”. The efficacy and safety data generated from our China studies were consistent with our U.S. Phase 2 studies and further contributed to the promising efficacy and safety results reported to date. In addition, we announced positive Hb correction and maintenance data from Astellas’ Phase 2 DD-CKD and NDD-CKD studies in Japan in July of 2016 and these studies are discussed in the section below titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in Japan”.

Of the remaining four studies, data have been published and presented at various medical conferences and in medical journals. The data from our completed Phase 2 studies demonstrated that roxadustat achieved a clinically meaningful increase in Hb levels in anemic NDD-CKD and DD-CKD patients and maintained Hb levels in DD-CKD patients who were converted from ESA therapy. Roxadustat corrected anemia without the need for IV iron supplementation and exhibited an acceptable safety profile. Specifically, our Phase 2 studies achieved the following objectives:

•	Identified optimal roxadustat dosing regimens for anemia correction and maintenance of Hb response.
•	Demonstrated roxadustat’s potential to treat anemia in both NDD-CKD and DD-CKD patients, including incident dialysis patients, the most unstable and high-risk CKD patient population.
•	Generated substantial safety data, indicating that roxadustat is well tolerated, appears safe, and could offer an improved cardiovascular profile relative to ESAs.
•	Demonstrated that roxadustat may be able to treat anemia without the need for IV iron supplementation.
•	Demonstrated that roxadustat can reduce hepcidin levels and potentially treat anemia in a significant subset of patients with inflammation.

The following chart summarizes the design of our completed Phase 2 studies outside of Japan and China (discussed in their respective sections below) and the primary objectives of each study.

Completed Phase 2 Studies

				Number of
Study Number,			Number of	Comparator			Treatment
Study	CKD Patient	Study	Roxadustat	Patients		Total Number of	Duration
Location	Population	Objective	Patients	Placebo	ESA	Patients in Study	(Weeks)	Dose Frequencies
FGCL-4592-017 US	Non-dialysis	Correction, Pharmacokinetics	88	29		117	4	TIW, BIW
FGCL-4592-041 US	Non-dialysis	Correction & Maintenance	145			145	16;24	TIW, BIW, QW
FGCL-4592-040 US	Stable Dialysis	Conversion & Maintenance	117	4	40	161	6;19	TIW
FGCL-4592-053 Russia, US, Hong Kong	Incident Dialysis	Correction	60			60	12	TIW
FGCL- 4592-059 US*	Non-dialysis & Dialysis	Long-Term Safety & Maintenance	15			15	Up to 5 years	TIW, BIW, QW
Total			425			498

*	Study conducted by Astellas
**	5 patients remain in ongoing study

QW = weekly; BIW = twice weekly; TIW = three-times weekly

Study 017: Dose-Escalating Study in NDD-CKD patients

Study 017 established proof of concept for roxadustat by showing a significant increase in Hb in a dose-dependent manner, and providing data on the relationship between roxadustat dose and Hb response. This formed the basis for the dosing rules that we applied in subsequent studies of longer duration and in a larger number of patients.

This study, a randomized, single-blind, placebo-controlled, dose-escalation study, was the first Phase 2 study to assess the safety and efficacy of a range of roxadustat doses in the correction of anemia in NDD-CKD stage 3 and 4 patients, over four weeks of treatment, and a 12-week safety follow-up period. A total of 117 patients (of which 96 were evaluable) were randomized sequentially into four weight-based dose cohorts: 1 mg/kg, 1.5 mg/kg, 2 mg/kg, and 0.7 mg/kg, respectively. Roxadustat was administered either twice weekly or three-times weekly.

Weight-Based, Three-Times Weekly and Twice Weekly Dosing Leads to Hb Improvement. We tested four different roxadustat weight-based doses administered for four weeks with Hb measurements over a six-week period. As shown in the table below, all of the patients in the highest weight-based dose cohort met the criteria for response in that they achieved Hb rise >1 g/dL in four weeks. As roxadustat achieved 100% Hb response at the 2 mg/kg dose, higher doses were not pursued in this study despite the absence of dose-limiting toxicities. Roxadustat was well tolerated without any safety concerns.

Significant, Dose-Dependent Increases in Hb. As shown in the table below, the dose-dependent change in Hb from baseline in roxadustat patients was statistically significant from placebo by day eight (p=0.025) and remained so at each assessment through week six (p=0.0001 at Day 22; p<0.0001 at Day 26–29/end of treatment).

A p-value is a statistical measure of the probability that the difference in two values could have occurred by chance. The smaller the p-value, the greater the statistical significance and confidence in the result. Typically, results are considered statistically significant if they have a p-value less than 0.05, meaning that there is less than a one-in-twenty likelihood that the observed results occurred by chance. The FDA requires that sponsors demonstrate the effectiveness and safety of their product candidates through the conduct of adequate and well-controlled studies in order to obtain marketing approval. Generally, the FDA requires a p-value of less than 0.05 to establish the statistical significance of a clinical trial, although there are no laws or regulations requiring that clinical data be statistically significant, or that require a specific p-value, in order for the FDA to grant approval.

Hb Responses to a Range of Roxadustat Doses in FGCL-4592-017

		0.7 mg/kg		1 mg/kg		1.5 mg/kg
	Placebo	BIW	TIW	BIW	TIW	BIW	TIW
N	23	10	12	5	5	10	11
Mean Maximum Change in Hb	0.44	0.82	1.22	1.12	0.81	1.74	2.03
Standard Error of the Mean	0.11	0.28	0.37	0.26	0.45	0.32	0.26
% Hb Responder	13%	30%	58%	60%	40%	80%	91%
Median Time to Response (Days)	NA	NA	26.5	42	NA	24.5	14

BIW = twice weekly; TIW = three-times weekly

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

Study 041: Study for Optimization of Starting Dose and Dose Titration in NDD-CKD Patients

Study 041 demonstrated that both tier-weight and fixed starting doses can initiate anemia correction. In tier-weight based dosing for this study, we used starting doses based on the patient’s body weight category: high, middle or low. This randomized, open-label Phase 2 study was designed to evaluate the efficacy and safety of roxadustat over 16 to 24 weeks in 145 NDD-CKD patients (of which 143 were efficacy evaluable), and to evaluate the effects of dosing regimens in order to determine an optimized approach to anemia correction. In this trial, we tested six different starting dose regimens: three fixed doses and three tier-weight doses. In fixed dosing, all patients in the same cohort were given the same starting dose. Results from this study were published in the June 2016 Clinical Journal of the American Society of Nephrology.

We tested both three-times weekly and twice weekly dosing frequencies for anemia correction, similar to Study 017, and further demonstrated that Hb levels can be maintained using three dosing frequencies (three-times weekly, twice weekly, and weekly) once target Hb ≥11 g/dL was achieved. We also studied various dose adjustment rules, with dose adjustment decisions made from five weeks onward, and every four weeks thereafter, to seek the best dose titration scheme.

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

TIW = three-times weekly; BIW = twice weekly; QW= once weekly

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

FGCL-4592-041 Mean (± SE) Serum Hepcidin Level (ng/mL)

Hb Correction Without IV Iron and in Patients Who Have Low Iron Levels at Study Initiation. We also evaluated several iron parameters to assess roxadustat’s ability to improve Hb without the use of IV iron. At baseline, 49% of the efficacy evaluable patients did not have sufficient iron levels in the body to qualify for initiation of ESA treatment under current practice guidelines and would have been excluded from participation in all prior ESA Phase 3 trials. These patients would not be considered iron replete and are typically first treated with IV iron prior to ESA treatment initiation in an effort to ensure an adequate response to ESA and to minimize the risk of iron depletion. Of all patients in this study receiving roxadustat, only 38% were taking oral iron supplements. A mean Hb increase of 1.8 g/dL was achieved in the first 16 weeks of treatment without IV iron supplementation. There was no evidence for iron depletion as reticulocyte Hb content (“CHr” or the amount of Hb in newly formed red blood cells) was maintained. On the other hand, there was evidence for improved iron utilization with increases in the MCV and increase in mean corpuscular Hb concentration (MCHC) over the first 16 weeks of treatment with roxadustat from baseline (p=0.0018 and p<0.0001, respectively); both MCV and MCHC typically decrease when there is iron deficiency.

Despite the minimal use of oral iron and lack of IV iron usage, patients who were not iron replete had similar Hb responses at week 16 as patients who were iron replete.

Reduction in Cholesterol Levels. In a post-hoc analysis of all cohorts, total cholesterol decreased during treatment with roxadustat by a mean of 26 (SD+/- 30) mg/dL after eight weeks of therapy. Mean reductions in total cholesterol were greater for patients with abnormally high cholesterol levels (>200 mg/dL). Decreases in cholesterol levels were independent of whether patients were taking statins or other lipid lowering agents. Furthermore, the HDL/LDL ratio improved with roxadustat treatment in the subgroup of patients in which lipid profiles were conducted.

Improvement in Quality of Life. Finally, in an analysis of exploratory endpoints we observed improved quality of life in patients treated with roxadustat using a standard questionnaire called the SF-36 HRQOL. The largest positive changes from baseline occurred in the Vitality subscale (>4 points, p<0.0001) and Physical Component (>1.6 points, p<0.005) subscales of the questionnaire. We believe these data demonstrate that roxadustat may improve quality of life by correcting patients’ anemia.

Study 040: ESA Conversion Study in DD-CKD Patients

Study 040 was designed to evaluate the short- and long-term dosing of roxadustat in patients on HD treatment. These results established a conversion dose relationship between ESAs and roxadustat that will be used for Phase 3 trials. Roxadustat maintained Hb without the use of IV iron, which is generally required for the treatment of anemia by ESAs.

This randomized, single-blind study was the first roxadustat study in patients on HD treatment. Part 1 was a six-week, open-label Phase 2 dose ranging study in 54 patients (of whom 42 were efficacy evaluable) to evaluate the impact of four sequential doses of roxadustat on dialysis patients’ Hb levels over six weeks upon switching from epoetin alfa, in comparison to those continuing prior epoetin alfa doses. Part 2 was a 19-week treatment study in 90 patients (of whom 83 were efficacy evaluable) to establish optimal conversion doses and dose adjustments. Patients included had previously demonstrated a wide range of ESA-responsiveness. In Part 1, study 040 met its primary endpoint of maintaining Hb in patients previously treated with epoetin alfa at week 6, indicating that roxadustat can replace ESAs in DD-CKD. In Part 2, study 040 also met its primary endpoint of maintaining Hb at week 19, indicating that roxadustat may be effective at long-term maintenance of Hb. IV iron was prohibited in both roxadustat-treated patients and ESA-treated control patients during this study.

Maintenance of Hb Levels Following Conversion from ESAs. In Part 1 of this study (six-week treatment), 41 patients were randomized to one of four roxadustat dose cohorts, and 13 were randomized to continue on epoetin alfa treatment. The primary endpoint of this study was to maintain an Hb level equal to or above 0.5 g/dL below baseline Hb by the end of six weeks. As shown in the figure below, roxadustat had a dose-response effect for maintaining Hb levels. The lowest roxadustat dose cohort of 1.0 mg/kg was comparable to epoetin alfa with maintenance in 44% of roxadustat patients and 33% of the control arm, patients who continued treatment with epoetin alfa (but who were required to stop concomitant treatment with IV iron). Roxadustat doses of 1.5 mg/kg or higher performed better than epoetin alfa in maintaining Hb, with 79.2% overall maintenance and 80% maintenance at the 1.5 mg/kg roxadustat dose, 80% maintenance at the 1.8 mg/kg roxadustat dose and 77.8% maintenance at 2 mg/kg roxadustat dose.

In Part 2 of the study (19-week treatment), 67 patients (with baseline ESA dose requirements ranging from 7 to 164.5 U/kg three-times weekly) were randomized to seven cohorts of roxadustat (with various starting doses) and 23 patients were randomized to continue on epoetin alfa. Hb correction in the roxadustat treated patients pooled across all treatment cohorts was maintained over the 19-week treatment period and was comparable to epoetin alfa. The average roxadustat dose requirement for Hb maintenance was approximately 1.70 mg/kg three-times weekly.

In Part 1, which was dose ranging, we observed an increase in Hb level at doses of 1.5 to 2.0 mg/kg TIW as shown in the figures below. In Part 2, which was to establish the optimal conversion dose, we observed similar Hb maintenance between roxadustat and epoetin alfa.

FGCL-4592-040 Mean: (± SE) Hb over Time During Anemia Treatment with Roxadustat or Epoetin Alfa in Dialysis Patients

Part 1 (6-Weeks Dosing)	Part 2 (19-Weeks Dosing)

In addition, in an exploratory analysis of this study we observed a dose-dependent decrease in hepcidin in Part 1 of this study.

FGCL-4592-040: Change in Hepcidin Level from Baseline (ng/mL)

*	n at baseline
**	p<0.05 (comparing hepcidin change from baseline between the 2.0 mg/kg roxadustat group and the epoetin alfa group).

DD-CKD patients who switched from ESA treatment to treatment with 2.0 mg/kg roxadustat had significantly greater reduction in serum hepcidin level than those who continued ESA treatment (p=0.038).

FGCL-4592-040 Mean (± SE) Serum Hepcidin Level (ng/mL)

Roxadustat Doses are Associated with Lower Circulating EPO Levels than Epoetin Alfa. The following chart shows the result of six patients who were highly responsive to epoetin alfa and participated in a sub study in which their EPO levels during treatment with roxadustat were compared to EPO levels when the patients were receiving epoetin alfa prior to randomization. Their mean peak EPO concentration after an average dose of 44 U/kg was significantly higher when patients were receiving epoetin alfa relative to when they were receiving a mean roxadustat dose of 1.3 mg/kg as illustrated below. This observation is consistent with the mechanisms of action of ESA and roxadustat, respectively, and we believe the lower EPO exposure observed with roxadustat offers potential safety benefits.

FGCL-4592-040: Mean (+SE) Plasma EPO Levels During Treatment with Roxadustat Compared with Prior Epoetin Alfa Dosing in the Same Patients (n=6)

Maintenance of Adequate Iron Supply. The concentration of Hb within newly formed red blood cells (“CHr”) is a measure of iron availability for erythropoiesis. In an exploratory analysis of this study, without IV iron supplementation (which was prohibited in this study), CHr was maintained during roxadustat treatment but declined in patients who continued treatment with epoetin alfa. This finding indicates that unlike epoetin alfa, roxadustat allows endogenous stores of iron to provide an adequate supply to newly forming red blood cells without IV iron supplementation.

FGCL-4592-040: Mean Reticulocyte Hb Content (CHr) over Time in Subjects Treated with Roxadustat and Epoetin Alfa

*	n at baseline

Reduction in Total Cholesterol. Consistent with our Phase 2 studies in NDD-CKD patients, we observed in a post-hoc analysis that roxadustat reduced total cholesterol levels in stable dialysis patients, and this effect appeared durable throughout the 19-week treatment period as depicted below.

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

This randomized, open-label study was designed to evaluate the safety and efficacy of roxadustat for correction of anemia in 60 incident dialysis patients (of whom 55 were efficacy evaluable) who were on dialysis for at least two weeks and not more than four months and had not been treated with ESAs, and to compare the treatment responses to roxadustat under the different iron supplementation conditions. All treatment groups in Study 053 met their primary endpoint of increasing Hb level during treatment: each cohort achieved maximum mean Hb increases from baseline, ranging between 2.8 g/dL to 3.5 g/dL, resulting from 12 weeks of roxadustat treatment. We observed that at week 12 in excess of 90% of the patients achieved a greater than 1 g/dL increase in Hb from baseline. In addition, while roxadustat corrected anemia without iron supplementation, oral iron enabled an optimal Hb response. More importantly, oral iron was as effective as IV iron for Hb correction by roxadustat. In contrast, ESA therapy requires IV iron supplementation in this patient population.

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

The 48 HD patients were randomized to one of the three iron supplementation options: oral iron, IV iron, or no iron. Included in the 60 patients were 12 PD patients who received oral iron. This study incorporated the same tier-weight based dosing regimen utilized in Study 041.

Hb Correction in Incident Dialysis Patients without IV Iron Administration. All three cohorts of roxadustat-treated HD patients (no iron, oral iron or IV iron supplementation) and PD patients (oral iron) achieved a significant increase in the maximum Hb change from baseline, which was the primary efficacy endpoint. Most importantly, the maximum increase in Hb was not significantly different between roxadustat-treated HD patients supplemented with oral iron (3.5 g/dL) and those supplemented with IV iron (3.5 g/dL). In contrast, a published study of ESAs in this patient population showed that patients supplemented with oral iron achieved an Hb response comparable to no iron supplementation and significantly lower Hb response than those supplemented with IV iron. These Phase 2 data demonstrate that roxadustat, unlike ESAs, may eliminate the need for IV iron and thus avoid the side effects of IV iron in DD-CKD patients.

FGCL-4592-053: Hb over Time During Anemia Correction with Roxadustat in Incident Dialysis Patients, with No Iron, Oral Iron, or IV Iron Supplementation

Note: Hb = hemoglobin; HD = hemodialysis; PD = peritoneal dialysis; n = number of patients

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

Significant Reduction in Hepcidin. Consistent with our other studies, in an exploratory analysis of this study we observed that patients’ hepcidin levels were significantly reduced, most notably in the no iron and oral iron cohorts, by >50% from baseline, and to a lesser extent in the IV iron cohort. At follow up (four weeks after stopping roxadustat), hepcidin levels approached baseline values. Hepcidin reduction may be one of the mechanisms for overcoming the Hb suppressive effects of inflammation by making iron more available for roxadustat-induced erythropoiesis.

Safety Summary

In addition to the more than 1,100 subjects who have been exposed to roxadustat in Phase 1 and Phase 2 clinical studies, including treatment of some Phase 2 study patients for 24 weeks and several patients for approximately four years in a safety extension study, our ongoing Phase 3 program provides significant additional long-term safety data.

A range of roxadustat doses, up to 3.0 mg/kg in DD-CKD patients and up to 5.0 mg/kg in healthy volunteers, have been administered and all roxadustat doses have been well-tolerated. In December 2017, the roxadustat data safety monitoring board completed its scheduled review of the data from all active Phase 3 roxadustat clinical trials and recommended that the program proceed with no protocol changes. The following summarizes the safety findings of our preclinical, Phase 1 and Phase 2 studies:

•

No Overall Safety Signals. An independent data monitoring committee consisting of external experts in nephrology, hepatology, and biostatistics reviewed safety data from all U.S. and Europe Phase 2 studies, and determined there were no safety signals. The overall frequency and type of treatment-emergent adverse events (“TEAEs”) and serious adverse events (“SAEs”) observed in these clinical studies reflect events that would be expected to occur in each of the NDD-CKD and DD-CKD patient populations. Safety analyses did not reveal any association between the rates of occurrence of cardiovascular events with roxadustat dose, rate of Hb rise or Hb level. The SAEs experienced in our studies identified by the principal investigator as possibly related to roxadustat were a stroke in a patient with a prior history of multiple strokes, one incident of vomiting, and one incident of deep venous thrombosis. The most commonly reported TEAE in the Phase 2 studies were diarrhea, nausea, urinary tract infection, nasopharyngitis, peripheral edema, hyperkalemia, headache, hypertension, and upper respiratory tract infection.

Of our completed Phase 2 clinical studies outside of Japan and China (discussed in their respective sections below), two (Studies 017 and 040) were controlled, and two were not, one with placebo and one with ESA.

For Study 017, which had a treatment period of four weeks, for 88 subjects on roxadustat, and 28 subjects on placebo, we observed treatment-emergent SAEs (“TSAEs”), in four patients (4.5%) on roxadustat, with zero cardiovascular SAEs and zero SAEs for the composite safety endpoint. There were also TSAEs in one patient (3.6%) in the placebo arm of the study, including one cardiovascular SAE and zero SAEs for the composite safety endpoint. The composite safety endpoint (exploratory analysis) includes death, myocardial infarction, congestive heart failure, subendocardial ischemia, cerebrovascular accident, thrombosis (fistula), arteriovenous fistula occlusion, angina pectoris, and vascular graft thrombosis. A patient may experience more than one SAE, in which case a patient is only counted once in this analysis. TSAEs observed in patients treated with roxadustat were arteriovenous fistula site complications, dyspnea, femoral neck fracture, and non-cardiac chest pain. SAEs observed in patients treated with placebo were acute renal failure and pericarditis.

For Study 040, for those who had a treatment period of 19 weeks, for 66 subjects on roxadustat, and 23 subjects on ESAs, we observed TSAEs in 15 patients on roxadustat (22.7%), including one cardiovascular SAEs (1.5%), and eight SAEs for the composite safety endpoint (12.1%), and TSAEs in four patients on ESAs (17.4%), including two cardiovascular SAEs (8.7%), and four SAEs (17.4%) for the composite safety endpoint. TSAEs categorized by System Organ Class, a standard event classification, observed in patients treated with roxadustat were infections and infestations (5), metabolism and nutrition disorders (2), cardiac disorders (1), gastrointestinal disorders (1), nervous system disorders (2), respiratory, thoracic and mediastinal disorders (2), skin and subcutaneous tissue disorders (1), injury, poisoning, and procedural complications (2), and psychiatric disorders (1). TSAEs categorized by System Organ Class observed in patients treated with ESA were infections and infestations (3), metabolism and nutrition disorders (3), cardiac disorders (1), respiratory, thoracic and mediastinal disorders (1), blood and lymphatic system disorders (1), and vascular disorders (1).

The differences in the SAE percentages described are not considered statistically significant.

The three SAEs described above that were considered by the principal investigator to be possibly related to roxadustat did not occur in these four other studies.

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

•

Extensive Evaluation of Cancer Risk. Furthermore, to assess the potential cancer risk of roxadustat, we conducted 12 tumor studies in rodents. These studies included xenograft, syngeneic, or spontaneous tumors of lung, colon, breast, pancreas, melanoma, ovarian, renal, prostate, and leukemic origin, several of which are reported to be dependent on vascular endothelial growth factor (“VEGF”), a protein that can be regulated by HIF for which increased levels have potentially been linked to increased tumor growth. No effect on tumor promotion was observed with roxadustat in any of the studies. In addition, roxadustat had no effect on tumor initiation or metastasis in the studies in which these end-points were also measured. Five other HIF-PH inhibitors from our library have been evaluated in many of the same rodent tumor models as roxadustat, as well as some additional ones (35 studies of six HIF-PH inhibitors in 18 models total), with no observed effect on tumor initiation, promotion or metastasis. Finally, no significant increases in plasma VEGF levels have been observed in any of our nonclinical studies at clinically relevant doses of roxadustat.

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

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN CHINA

We believe there is a particularly significant unmet medical need for the treatment of anemia in CKD in China. Specifically, anemia is undertreated in the rapidly growing population of dialysis patients. In the non-dialysis population, only a small percentage receive any anemia treatment, and those who do, do so only at a minimal level, including patients who are eligible for dialysis and are severely anemic. In the context of the rapidly growing Chinese pharmaceutical market, we believe that the demand for anemia therapy will continue to grow as a result of an expanding CKD population, as well as the central government’s mandate to make dialysis, which is still in the early stages of infrastructure development, more available through expansion of government reimbursement and build-out of dialysis facilities. We believe that roxadustat is a particularly promising product candidate for this market. China’s approved generic drug name for roxadustat (also referred to as FG-4592) is 罗沙司他.

Phase 3 Studies in China

In January 2017, we reported topline results from our two China Phase 3 studies of roxadustat in CKD anemia. In October 2017, the CFDA accepted for review our NDA submission for the registration of roxadustat to treat anemia in DD-CKD and NDD-CKD patients. We currently anticipate a market approval decision for our CKD anemia NDA in China by the end of 2018.

Study 4592-808: Eight-Week Placebo-Controlled Portion of 26-Week Correction in China NDD-CKD Patients

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

A significantly higher proportion of roxadustat patients achieved Hb response (an increase ≥1g/dL from baseline) after eight weeks vs. placebo patients, 84.2% compared to 0.0% (p<0.000000000000001). 67% of the roxadustat treated patients vs 6% of placebo- patients achieved Hb correction to be at or above the desired range of Hb≥10 g/dL within eight weeks, p=0.000000000000077.

There was a significant increase in Hb level from baseline at every weekly measurement between weeks two to eight per figure below.

FGCL-4592-808: Mean (+/- SE) Change from Baseline in Hemoglobin (Hb)

After week eight, placebo patients were converted to roxadustat treatment and patients originally in the roxadustat arm continued treatment through week 26. Anemia correction and hemoglobin maintenance were observed up to week 27.

FGCL-4592-808: Mean Change in Hemoglobin over Time in Phase 3 China Non-Dialysis CKD Patients (26 Weeks) Including Placebo Crossover to Roxadustat

In the 26-week portion of this China Phase 3 non-dialysis study, 97.6 % of patients who received up to 26 weeks of roxadustat achieved anemia correction with Hb ≥10.0g/dL. For patients who crossed over from placebo to roxadustat, there was an increase in mean hemoglobin levels over 18 weeks of roxadustat treatment, with mean hemoglobin increasing from 8.6 g/dL (averaged over weeks seven to nine) to 10.8 g/dL (averaged over weeks 23 to 27); a statistically significant increase (p <0.0001). Hemoglobin levels declined after week 27 when patients were no longer receiving roxadustat, as illustrated by the figure above.

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

In addition, in the eight-week portion of this non-dialysis study, roxadustat led to significant reduction in serum hepcidin levels (-56.1 ng/mL for roxadustat patients vs -15.1 ng/mL for placebo, p=0.00000005). Anemia treatment with roxadustat was effective without the use of IV iron and there was no iron parameter (ferritin or TSAT) requirement for patients at study entry.

Study 4592-806: 26-Week Maintenance in China DD-CKD Patients

In the Phase 3 DD-CKD study, 304 patients (271 HD and 33 PD patients) previously on epoetin alfa were randomized to and treated with roxadustat (n=204) or epoetin alfa (n=100) for 26 weeks. Prior to randomization, patients in this study were previously treated with stable doses of EPO: 7% patients were treated with 利血宝® (“Li Xue Bao”) epoetin alfa, manufactured in Japan and marketed in China by Kyowa Hakko Kirin China Pharmaceutical Co., Ltd. (“Kirin EPO”) and 93% of patients were treated with one of eight other brands of EPO commercially available in China. All the patients randomized to the active comparator arm were treated with Kirin EPO.

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

FGCL-4592-806: Mean (+/- SE) Change from Baseline in Hemoglobin (Hb)

We performed a subgroup analysis based on patients’ levels of inflammation, a common co-morbidity with CKD patients. Roxadustat raised and maintained hemoglobin levels in patients with inflammation (defined as having baseline CRP levels > ULN 4.9 µg/L) at doses that were equal to or lower than those received by the patients without inflammation. In contrast, patients with inflammation in the Kirin EPO arm realized lower Hb levels than patients with normal CRP levels (despite receiving higher doses of EPO than patients without inflammation), reflecting roxadustat’s potential to overcome the hyporesponsiveness seen in ESA treatment, as discussed in the section above titled “Limitations of the Current Standard of Care for Anemia in CKD”. The two figures below show mean change in Hb with mean patient dose, and mean Hb levels with mean patient dose, in patients with and without inflammation.

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

Hepcidin, the key hormone that regulates iron metabolism, is generally elevated and contributory to EPO hyporesponsiveness in patients with inflammation. Consistent with previously reported Phase 2 CKD data from the U.S. and China, a reduction of serum hepcidin levels was observed in our two China Phase 3 studies of roxadustat in CKD. In the Phase 3 dialysis study, the mean decrease in serum hepcidin levels from baseline to the end of 26 weeks of treatment was 30.2 ng/mL in the roxadustat arm vs 2.2 ng/mL in the EPO comparator arm. In the Phase 3 non-dialysis study, the mean decrease in hepcidin levels at the end of 8-week double-blind treatment period was 56.1 ng/mL in roxadustat arm vs 15.1 ng/mL in the placebo arm (p=0.00000005).

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

Study 047: Eight-Week Placebo-Controlled Correction in China NDD-CKD Patients

In this multi-center, double-blind, placebo-controlled study, 91 anemic CKD patients were randomized 2:1 to roxadustat or placebo treatment groups, respectively, in two sequential dose cohorts or placebo. Results from this study were published in the August 2015 Journal of Nephrology Dialysis Transplantation. Iron repletion at baseline was not required and IV iron supplementation was prohibited during the trial; oral iron supplementation was allowed during the trial, similar to the corresponding U.S. Study 041. The study used tier-weight starting dose for four weeks after which the roxadustat dose was adjusted, depending upon the initial response to treatment. Study 047 met its primary endpoint of a mean maximum increase from baseline Hb at the end of week 8. The mean Hb increases at the end of eight weeks of treatment were 1.6 g/dL and 2.4 g/dL in the low-dose and the high dose cohort, respectively, compared to 0.4 g/dL for placebo, p <0.0001 for each cohort compared to placebo.

FGCL-4592-047: Hb over Time (g/dL) in Chinese NDD-CKD Patients

n at baseline

For Study 047, which had a treatment period of eight weeks, for 61 subjects on roxadustat, and 30 subjects on placebo, we observed TSAEs in eight patients on roxadustat (13.1%), with zero cardiovascular SAEs, and zero SAEs for the composite safety endpoint, and TSAEs in four patients on placebo (13.3%), including one cardiovascular SAE (3.3%), and one SAE (3.3%) for the composite safety endpoint. TSAEs observed in patients treated with roxadustat were chronic renal failure (4), upper respiratory tract infection (1), hyperkalaemia (2) and urinary tract infection (1). TSAEs observed in patients treated with placebo were unstable angina (1), anemia (1), retinal detachment (1), pneumonia (1) and gastritis (1).

Study 048: Six-Week Conversion in China DD-CKD Patients

In this multi-center, open-label, ESA-controlled study, 87 HD patients (of which 82 were efficacy evaluable) with Hb 9 to 12 g/dL previously maintained with ESAs were randomized 3:1 to roxadustat or epoetin alfa treatment groups, respectively, in three sequential dose cohorts of increasing starting doses of roxadustat. Results from this study were published in the February 2016 American Journal of Kidney Disease. This study design was similar to Part 1 of Study 040. Study 048, an exploratory study, achieved its objective of number (%) of patients with successful dose conversion whose Hb levels are maintained at no lower than 0.5 g/dL below their mean baseline value at the end of weeks five and six (59.1% for the low-dose, 88.9% for the mid-dose, and 100% for the high dose). The Hb responses to the roxadustat treatment of Chinese dialysis patients, with the low dose cohort were numerically similar to epoetin alfa, while the mid-dose and the high-dose cohorts each had a statistically significantly higher Hb response rate than epoetin alfa. Hb responses to the roxadustat treatment of Chinese dialysis patients (as shown in the figure below) were similar to Part 1 of Study 040 in the U.S.

FGCL-4592-048: Hb over Time in Chinese Stable Dialysis Patients

For Study 048 which had a treatment period of six weeks, for 74 subjects on roxadustat, and 22 subjects on ESAs, we observed zero TSAEs in patients on roxadustat, including cardiovascular SAEs and for the composite safety endpoint. There were also zero TSAEs in the patients taking ESAs.

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

Addressable Patient Populations in China

Based on a large-scale cross-sectional survey performed between September 2009 and September 2010 published in the Lancet (Zhang, et al. Lancet (2012)), there are an estimated 119.5 million CKD patients in China. Based on the prevalence ratios, there were approximately 19 million patients in CKD stage 3, stage 4, and stage 5 which we have grouped into three categories: DD-CKD patients; Dialysis Eligible patients who need dialysis under treatment guidelines but are not dialyzed (“Dialysis Eligible NDD-CKD”); and stages 3 and 4 patients as well as stage 5 patients who are not eligible for dialysis (“Other NDD-CKD”).

DD-CKD (Dialysis)

Dialysis can be delivered in the form of HD or PD. In China, HD is mostly performed at dialysis clinics within hospitals, not at freestanding dialysis centers outside of hospitals which is the common practice in the U.S. PD is self-administered at home by patients, and they visit their nephrologists on a monthly basis at the hospital for monitoring and follow-up.

Dialysis Eligible NDD-CKD

Dialysis Eligible NDD-CKD refers to patients who need dialysis under Chinese treatment guidelines but are not dialyzed. The Chinese treatment guidelines recommend initiation of dialysis at eGFR<10 mL/min/1.73 m 2 (and eGFR<15 mL/min/1.73m 2 for diabetic nephropathy patients). The then Minister of Health estimated that one to two million people in China were eligible for dialysis in 2011. Of the Chinese population potentially eligible for dialysis, however, we believe that only 500,000 were on dialysis as of 2016. While the size of the dialysis population in China is similar to that of the U.S. (the second largest dialysis population in the world), it nevertheless falls far short of the number who require dialysis treatment. We believe that this Dialysis Eligible NDD-CKD population is characteristic of developing markets like China and is at risk for severe anemia.

Other NDD-CKD

Other NDD-CKD refers to the other sub-groups of CKD patients within non-dialysis who are earlier stage: CKD patients in stage 3 and stage 4, as well as stage 5 who are not eligible for dialysis. Some of these patients receive medical care in endocrinology, cardiology or internal medicine clinics outside of nephrology where they are treated for their primary disease.

Unmet Medical Need

DD-CKD Patients are Under-Treated for Anemia

We believe there is chronic under-treatment for anemia within the DD-CKD patient population, as many patients do not reach target Hb levels despite ESA therapy. The consensus opinion of the expert panel assembled by the Chinese Journal of Nephrology in 2013 advocated treating to Hb 11.0 g/dL to 13.0 g/dL, whereas we believe, based on our discussions with key opinion leaders, that in clinical practice, nephrologists generally target Hb 10.0 g/dL. However, according to the 2012 Shanghai Dialysis Registry, approximately 50% of patients in Shanghai did not exceed a Hb level of 10.0 g/dL and approximately 75% did not exceed Hb 11.0 g/dL. Over 19% of dialysis patients failed to reach a severely low Hb level of 8.0 g/dL. The Chinese Renal Data System reported that in 2015, the most recently reported data, the average Hb level of DD-CKD patients in the registry was approximately 10.0 g/dL.

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

•	The use of IV iron, which is often needed to correct Hb to target levels with ESAs, is limited due to limited reimbursement and perceived clinical risk.
•	The PD population who receive dialysis treatment at home face the same logistical issues that impede ESA use in the NDD-CKD population discussed below.

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

•

Generally, under the Chinese healthcare system, patients do not have a personal physician but rather are seen by the physician on the schedule on the day of the visit. This absence of continuity of care makes managing the potential risks of ESAs and the titration of ESA treatment (needed to maintain Hb within target range) particularly difficult.

•

Hypertension and associated cardiovascular co-morbidities are top risk factors for the CKD population. Many physicians in China believe that for the outpatient NDD-CKD population, the risk of developing new or exacerbating existing hypertension from ESA with the attendant risk of worsening renal failure outweigh the potential benefits of ESA use.

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

•

Non-dialysis patients are covered under outpatient reimbursement, unlike dialysis patients who are covered under Severe Disease reimbursement. The lower level of reimbursement coverage means a higher patient co-pay, which further limits ESA use and compliance.

We believe that these impediments have contributed to a low rate of ESA use in the NDD-CKD population in China, and that roxadustat, as an oral agent triggering the HIF mechanism of action, has the potential to make this population accessible for effective anemia treatment in CKD.

Growing Market Opportunity

China is the second largest pharmaceutical market after the U.S. Healthcare expenditures in China have been estimated to be approximately $640 billion in 2015. We believe several factors will continue to drive the growth of the overall pharmaceutical market in China as well as the market for the treatment of anemia in CKD. These factors include continuing urbanization, an aging population and the increasing prevalence of chronic diseases (particularly diabetes and hypertension which are common causes of CKD), and income growth. We also believe that the increasing standard of living will drive higher rates of disease awareness, leading to greater rates of diagnosis and treatment.

Current ESA Market Size and Drivers of Market Growth in China

Total ESA sales in China were approximately $330 million in 2017, of which an estimated 80%, or approximately $275 million, is derived from CKD sales, based on data from IMS Health China. The ESA market in China has grown at a 12% compound annual growth rate between 2013 and 2017 based on data from IMS Health China.

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

•

Expansion of Dialysis Infrastructure. We believe the number of DD-CKD patients increased from approximately 275,000 in 2011 to approximately 500,000 in 2016 and has grown at a compound annual growth rate of 13% per year from 2011 to 2016. Despite this substantial rate of growth, the Ministry of Health and the Chinese Society of Nephrology have publicly recognized the need for further investment in dialysis infrastructure to accommodate the expected continued growth of the patient population requiring dialysis. PD is an alternative to HD and does not require the level of capital investment in facilities and equipment that is necessary to enable HD. At the end of 2015, PD was estimated to account for 14% of the current dialysis population.

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

Commercialization

Regulatory Strategy

We are committed to bringing first-in-class innovative medicines to China on an accelerated basis, and consistent with this commitment, roxadustat is being advanced in China as a Domestic Class 1 applicant under the CFDA designations. Innovation by domestic companies has become a top priority for the Chinese government. “Domestic” means that all clinical data for approval is generated from within China, and manufacturing for both drug substance and drug product is conducted in China. Whereas any new chemical entity (“NCE”) that has not yet been approved anywhere in the world can be designated as Class 1, roxadustat is also first-in-class, defined as the first NCE for a brand new mechanism of action.

The NDA that was accepted by the CFDA in October 2017 is the first NDA filing of any HIF-PHI worldwide. China could become the first in-world approval country for a first-in-class drug. Upon NDA approval, we expect to be granted a license through the Marketing Authorization Holder (“MAH”) pilot program, described further in the Manufacturing Certification section below.

Manufacturing Certification

As a Domestic Class 1 applicant, FibroGen will be performing commercial manufacturing for both drug substance and drug product in China. FibroGen Beijing has been operating a 4,800 square meter manufacturing facility in Beijing after we received a Pharmaceutical Production Permit (“PPP”) from the Beijing CFDA in August 2014. The PPP is a general certification by the CFDA that the facility is deemed ready for current good manufacturing practices (“cGMP”) production. We expect to be granted the Manufacturing License for Drug Substance and Drug Product for roxadustat at the time of NDA approval, and will become the sole licensed manufacturer for each in China.

Under the current regulatory system in China, it is the manufacturer, not the sponsor, who has the right to sell the manufactured product to the market. A recently implemented CFDA regulation has opened up manufacturing and supply chain options that were previously not possible. In November 2015, China announced the three-year MAH pilot program in certain regions, and implemented the program in August 2016. Under this system, a sponsor of a compound such as roxadustat has the right to obtain additional drug supply from contract manufacturing organizations without giving up its manufacturing license. We intend to participate in this program and if accepted, we may be able to outsource drug product or active pharmaceutical ingredient (“API”) manufacturing to third parties to support commercialization.

We submitted an application to be designated MAH at NDA approval. Considering that FibroGen is both the sponsor and the manufacturer, FibroGen would have the right to market and sell even without MAH. However, under MAH, we may also have the ability to contract for additional supply (for redundancy and to meet capacity needs) from contract manufacturing organizations without giving up our manufacturing license.

There are evolving environmental and manufacturing regulations in China which would limit chemical manufacturing in large cities such as Beijing. In order to prevent or mitigate delay in commercialization, we are establishing a 5,500 square meter commercial API manufacturing facility in Cangzhou, China, and expect it to be operational shortly after NDA approval.

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

Reimbursement

As roxadustat is potentially a chronic use drug that addresses an unmet medical need and is intended to benefit large numbers of Chinese patients, we intend to apply for reimbursement by the Chinese government. Pricing for drugs sold without reimbursement is determined by the drug manufacturer, whereas pricing for drugs under reimbursement is negotiated with the government. We believe the compelling pharmaco-economic value proposition will support fair pricing for roxadustat.

AstraZeneca

We have entered into an agreement with AstraZeneca relating to roxadustat in China. Under the agreement, FibroGen Beijing will hold all of the regulatory licenses issued by China regulatory authorities at NDA approval, including the New Drug License, the Drug Approval Code, and the GMP License. During development, FibroGen is primarily responsible for regulatory, clinical and development-stage manufacturing activities. After NDA approval, FibroGen will be responsible for commercial manufacturing, pharmacovigilance, and medical affairs.

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

Planned Phase 4 Studies

The CFDA imposes a five-year monitoring surveillance period after NDA approval on all Class 1 innovative drugs like roxadustat. Based on current CFDA guidelines, we believe we will need to conduct a 2,000 subject post-approval safety study to demonstrate the long-term safety of roxadustat, as well as provide additional information related to the quality of the manufacturing process for roxadustat. The study design and patient size will be determined after Phase 3 data become available, in consultation with the CFDA as part of NDA review.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN JAPAN

In Japan, Astellas has completed three of its six Phase 3 studies of roxadustat for the treatment of anemia in DD-CKD and NDD-CKD patients. Astellas anticipates topline results from its long-term ESA conversion Phase 3 study in patients on HD and its Phase 3 correction (ESA-naïve) study in the first quarter of 2018.

Phase 3 Study 1517-CL-0302: 24-Week Trial in Peritoneal Dialysis (PD) Patients in Japan

In 2017, Astellas and FibroGen reported results from Astellas’ multi-center, open-label Phase 3 study of roxadustat in PD CKD patients with anemia. This 24-week study enrolled a total of 56 PD patients, of whom 43 patients had previously received ESAs (ESA-conversion patients), and 13 patients had not previously received ESAs (ESA-naïve patients). Roxadustat was well tolerated and shown to correct hemoglobin levels in ESA-naïve patients and maintain hemoglobin levels within the target range in both ESA-conversion patients and ESA-naïve patients.

The Hb maintenance rate, as measured by the proportion of subjects with average Hb levels within the target Hb range of 10.0 g/dL to 12.0 g/dL for weeks 18 to 24, was 92% in ESA-naïve patients who were corrected from baseline hemoglobin levels and 74% in ESA-conversion patients. The preliminary safety analysis for this trial is consistent with the safety profile of roxadustat in previous clinical trials.

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

Study 1517-CL-0303: 24-Week Placebo-Controlled Correction in Japan NDD-CKD Patients

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

Study 1517-CL-0304: 24-Week Trial in Japan DD-CKD Patients

This was a multi-center, randomized, parallel-group, darbepoetin-controlled, double-blind (roxadustat arms)/open-label (darbepoetin) study over 24 weeks in DD-CKD patients on chronic stable dialysis. The 120 subjects discontinued previous standard-of-care therapy (erythropoiesis-stimulating agents) to reach Hb levels of <9.5 g/dL and were then randomized to one of three roxadustat arms (administered orally TIW at a fixed dose) or to the darbepoetin arm (darbepoetin administered intravenously QW) over the first six weeks of the study to evaluate dose response of efficacy and safety, followed by dose titration to the desired Hb level every four weeks. During weeks 18 to 24, average Hb levels achieved (a secondary endpoint) in the full analysis set were 10.31 g/dL (1.33 g/dL Hb increase), 10.20 g/dL (1.37 g/dL Hb increase), and 10.53 g/dL (1.57 g/dL Hb increase), respectively, in the roxadustat treatment arms, compared to 10.25 g/dL (1.42 g/dL Hb increase) in the darbepoetin arm.

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

ROXADUSTAT FOR THE TREATMENT OF ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

Based on roxadustat’s safety and efficacy profile to date and its mechanism of action, we believe that in addition to treating anemia in CKD, roxadustat has the potential to treat anemia associated with many other conditions, including MDS.

Background of Anemia in MDS

MDS are a group of disorders characterized by poorly formed or dysfunctional blood cells, leading to anemia in most cases. Anemia, a serious medical condition, is associated with increased risks of hospitalization, cardiovascular complications, need for blood transfusions, exacerbation of other serious medical conditions, and death, and frequently leads to significant fatigue, cognitive dysfunction, and decreased quality of life.

Incidence and prevalence of MDS are not yet well understood, and may be greatly underestimated. MDS diagnosis became reportable under the World Health Organization oncology classification system only in 2001. According to its latest available data, the National Cancer Institute estimates approximately 4.9/100,000 people in the U.S. general population were diagnosed with MDS annually for the period of 2007 to 2011, increased from 3.3/100,000 annually for 2001 to 2003. The incident rate increases with older populations, to 30.2/100,000 people among those 70 and 79 years of age, and further to 59.8/100,000 among those 80 years of age and older. The population-based registries are believed to have underestimated the incidence of MDS due to under diagnosis. It has been reported, using Medicare billing claims data, that the incidence of MDS in patients aged 65 years and older was approximately 162/100,000 as of 2003. The prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more MDS therapies become available and patients are living longer with MDS.

In China, the incidence of MDS has been estimated to be 1.51/100,000 in the adult population. This is lower than those seen in other major markets such as the U.S., Western Europe, and Japan, and we believe that under diagnosis may be a contributing factor to the lower estimate in China.

Anemia is the most common clinical presentation in MDS, which results in red blood cell transfusions and related risks such as iron overload and significant impairment of the quality of life in affected patients. Dependency on red blood cell transfusions has also been associated with shorter life expectancy in patients with MDS.

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

There are very limited approved pharmacologic treatments for MDS. The FDA-approved treatments for MDS include the aza‑nucleosides (HMA) 5-azacitidine and decitabine which are typically used for treating intermediate or higher risk patients (based on the International Prognostic Scoring System). These therapies are not approved for lower risk MDS patients because of their significant undesirable effects on bone marrow. These hypomethylating agents can achieve remission in a minority of the treated patients for a short duration of time before progression to acute myeloid leukemia, and are associated with significant levels of neutropenia and thrombocytopenia on top of those caused by MDS. Revlimid ® (lenalidomide) is approved in the U.S. and in the EU only for treating MDS patients with 5q (del) (a condition present in only 7% to 15% of MDS patients in whom a region of DNA has been deleted on one of the pair of chromosome 5 in the patient’s immature red blood cells), and has a 61% to 67% responder rate in this sub-population, along with significant side effects such as neutropenia (55% to 75%) and thrombocytopenia (41% to 44%).

While there are no approved therapies for anemia of MDS in the U.S., treatment guidelines recommend the use of ESAs to address anemia in lower risk MDS patients that have a low EPO level. ESA doses used for MDS anemia are generally five times the doses typically used for treating anemia in CKD patients, and the response rates are as low as 20% to 32% in lower risk MDS patients. Reasons for the high ESA dose requirement in MDS include inflammation contributing to ESA-resistance, which is associated with elevated hepcidin levels and functional iron deficiency, and the underlying progressive dysfunction of the bone marrow. Even patients who initially respond to ESAs generally will develop resistance to ESAs as their MDS progresses and become dependent on blood transfusions once they stop responding to ESAs.

Red blood cell transfusion is generally reserved for severe anemia in MDS patients. Red blood cell transfusions are usually used when Hb <9.0 g/dL or lower in the U.S. The hemoglobin threshold for red blood cell transfusion is as low as <6.0 g/dL in MDS patients in China, where transfusions are not readily accessible due to limited blood supply. Frequent red blood cell transfusions impose both financial and time burdens on patients and payors since frequent visits to the hospital for blood tests and transfusions are required. More importantly, transfusions are associated with risks of development of alloantibodies, which is related to the number of prior transfusions, and the transmission of infectious agents, which is a significant concern especially in MDS patients, some of whom are already immunocompromised due to neutropenia as part of their bone marrow dysplasia. Most notably, chronic red blood cell transfusions result in iron overload where iron can damage the heart, liver and other organs, as well as have a negative impact on clonal evolution and on hematopoietic stem cell therapy outcome. Iron overload from red blood cell transfusions is thought to be inhibitory on erythropoiesis and excess iron impacts hepcidin regulation causing a self-reinforcing feedback loop on erythropoiesis. For these reasons, patients with iron overload are treated with iron chelating agent in an attempt to reduce iron toxicity, but gastrointestinal and renal side effects lead to 1‑year discontinuation rate of iron chelator as high as 49%. Given these risk factors, red blood cell transfusion dependency is a strong non-favorable prognostic factor for survival of MDS patients.

The disease burden of anemia in MDS is high. Severe anemia interferes with MDS patients’ quality of life and their ability to work, in addition to imparting a negative effect on the function of other organ systems due to insufficient oxygen delivery to tissues. When red blood cell transfusions become necessary to sustain bodily functions, the risk of transfusion-related complications can further threaten MDS patients’ lives and well-being.

Our Solution

We believe there is a significant need for a safer, more effective, and more convenient approach to address anemia in patients with lower-risk MDS. Roxadustat, our orally administered small molecule HIF-PH inhibitor, stimulates the body’s natural mechanism of red blood cell production and iron hemostasis based on cellular-level oxygen-sensing and iron-regulation mechanisms. Roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of red blood cell progenitors, an increase in the body’s production of endogenous EPO, and an increase in iron availability for hemoglobin synthesis. Moreover, in anemia of CKD, roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by C-reactive protein, where ESAs have shown limited effect. We believe that we may be able to replicate this result in MDS anemia patients, where inflammation is a significant contributing factor.

Clinical Development of Roxadustat in MDS

For the U.S. and Europe, we have begun enrolling patients for our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS. This is a global multi-center Phase 3 study in transfusion-dependent, lower risk MDS patients with up to 24 patients in the open-label, lead-in portion which precedes the 160 patient randomized, double-blind, placebo-controlled part of the study, in which subjects will be randomized 3:2 to receive roxadustat or placebo three-times-weekly for 28 weeks, with safety extension to one year. The primary endpoint is the proportion of patients who achieve transfusion independence.

In March 2017, we received approval from the CFDA on our Phase 2/3 MDS clinical trial application to evaluate roxadustat for the treatment of anemia in patients with MDS. This Phase 2/3 clinical trial will evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower risk MDS patients with anemia. The initial open-label portion of the study is expected to enroll up to 40 patients, with 135 patients planned for the randomized, double-blind, placebo-controlled Phase 3 portion of the study, in which subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients with Hb response. This Phase 2/3 study is expected to initiate in the first half of 2018.

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

We believe that inhibitors selectively targeting certain prolyl hydroxylases could have important therapeutic applications beyond anemia. For example, as PHD1 has been implicated in ischemic tissue injury, it has been proposed that PHD1 inhibitors may provide a novel therapeutic approach to protect organs and tissues from ischemic damage. PHD3 on the other hand has been implicated in insulin signaling, raising the possibility that PHD3 inhibitors may have therapeutic utility in the treatment of diabetes. Despite the challenges associated with selectively inhibiting just one enzyme from a closely related family, we have made important advances in the identification of selective HIF-PH inhibitors.

We currently have active research programs focused on exploring the therapeutic utility of selective prolyl hydroxylase inhibitors.

PAMREVLUMAB FOR THE TREATMENT OF FIBROSIS AND CANCER

We were founded to discover and develop therapeutics for fibrosis. We began studying CTGF shortly after its discovery. Our ongoing internal research, efforts with collaboration partners and the work of other investigators have consistently demonstrated elevated CTGF levels in pathologic fibrotic conditions characterized by sustained production of extracellular matrix (“ECM”), elements that are key molecular components of fibrosis. Our accumulated discovery research efforts indicate that CTGF is a critical common element in the progression of serious diseases associated with fibrosis.

From our library of fully-human monoclonal antibodies that bind to different parts of the CTGF protein and block various aspects of CTGF biological activity, we selected pamrevlumab, for which we have exclusive worldwide rights. We believe that pamrevlumab blocks CTGF and inhibits its central role in causing diseases associated with fibrosis. Our data to date indicate that pamrevlumab is a promising and highly differentiated product with broad potential to treat a number of fibrotic diseases and cancers. We are currently conducting Phase 2 trials in pancreatic cancer and DMD. In 2017, we completed the double-blind and comparator portions of our Phase 2 trial in IPF. Pamrevlumab has received orphan drug designation in IPF in the U.S.

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

Certain cancers have a prominent ECM component that contributes to metastasis and progressive disease. Specifically, ECM is the connective tissue framework of an organ or tissue; all tumors have ECM. In the case of fibrotic tumors, ECM is more pronounced and there is more fibrosis than in other tumor types. In mouse models of pancreatic cancer, pamrevlumab treatment has demonstrated reduction of tumor mass, slowing of metastasis and improvement in survival. In an open-label Phase 2 study of pamrevlumab plus gemcitabine and erlotinib, pamrevlumab demonstrated a dose-dependent improvement in one year survival rate. We are also currently conducting a randomized, active-control, neoadjuvant clinical trial combining pamrevlumab with nab-paclitaxel plus gemcitabine in patients with locally advanced pancreatic cancer.

DMD is an inherited disorder of the dystrophin gene that leads to progressive muscle loss and results in early death due to pulmonary or cardiac failure. Numerous pre-clinical studies including those in the mdx model of DMD suggest that CTGF contributes to the process by which muscle is replaced by fibrosis and fat and that CTGF may also impair muscle cell differentiation during muscle repair after injury. pamrevlumab treatment has improved muscle strength and exercise endurance in the mdx model of DMD. In December 2015, we began an open label single arm trial in non-ambulatory boys with DMD.

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

Multiple biological agents and pathways have been implicated in the fibrotic process (Wynn J Pathol (2008)). Many fibrosis pathways converge on CTGF (refer to figure below), which the scientific literature demonstrates to be a central mediator of fibrosis (Oliver et al., J Inv Derm (2010)). In the case of cancer, the sustained tumor-associated fibrotic tissue promotes tumor cell survival and metastasis. The figure below shows the commonality of cellular mechanisms that may result in fibrosis and cancer.

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

Clinical Development of Pamrevlumab — Overview

We have performed clinical trials of pamrevlumab in IPF, pancreatic cancer, liver fibrosis and diabetic kidney disease. In eleven Phase 1 and Phase 2 clinical studies involving pamrevlumab to date, including more than 450 patients who were treated with pamrevlumab (about half of patients dosed for more than six months), pamrevlumab has been well-tolerated across the range of doses studied, and there have been no dose-limiting toxicities seen thus far.

In IPF, we completed the double-blind portion and the comparator sub-study of our randomized, placebo-controlled Phase 2 trial of pamrevlumab for first-line treatment of IPF in patients with mild-to-moderate disease. The sub-study examined the safety of pamrevlumab in combination with approved therapies. We reported topline pulmonary function and safety data from the study in the third quarter of 2017 and presented these results at the 2017 European Respiratory Society meeting.

In pancreatic cancer, we are currently conducting a randomized, active-control, neoadjuvant Phase 2 trial combining pamrevlumab with nab-paclitaxel plus gemcitabine in 37 patients with locally advanced pancreatic cancer. Interim results were reported at ASCO 2017 Gastrointestinal Cancers Symposium in San Francisco, showing an improvement in survival among patients in the combination arm, as compared to chemotherapy alone. In addition, a greater proportion of subjects treated on the combination arm containing pamrevlumab were converted from unresectable to fully resectable status. We completed enrollment in the first half of 2017 and completed the six-month treatment period at the end of 2017. Previously we performed an open-label, dose-finding Phase 2 trial in a total of 75 patients with advanced pancreatic cancer.

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

The table below provides a summary of our clinical trials involving pamrevlumab.

Completed and Ongoing Pamrevlumab Clinical Trials

Study, Study #	Study Design	Dose (mg/kg)	Frequency	Treatment Duration (weeks)	Subjects
Phase 1—IPF, FGCL-MC3019-002	Open-label, dose- escalation	1, 3, or 10	Single		21
Phase 2—IPF, FGCL-3019-049	Open-label, dose- escalation	15 or 30	Every 3 weeks	45 weeks	89
Phase 2—IPF, FGCL-3019-067	Double-blind, placebo- controlled (1:1)	30 mg/kg	Every 3 weeks	45 weeks	103
'067 Sub-study	Double-blind, active- controlled (2:1)	30 mg/kg	Every 3 weeks	24 weeks	57
Phase 1/2 —Pancreatic Cancer, FGCL-MC3019- 028	Open-label, dose- escalation	3, 10, 15, 25, 35, or 45 17.5 or 22.5	Every other week weekly	Until disease progression 1 to 89 weeks	75
Phase 1/2—Pancreatic Cancer, FGCL-3019-069	Open-label, active control (1:1)	35	Cycle 1 = Days 1, 8 and 15 Subsequent Cycles = Every other week	24 weeks	37
Phase 2—Liver Fibrosis, due to HBV, FGCL-3019- 801	Double-blind, placebo- controlled (2:1)	15 or 45	Every 3 weeks	45 weeks	114
Phase 2 – Duchenne muscular dystrophy, non-ambulatory FGCL-3019-079	Open-label, single arm	35	Every 2 weeks	45 weeks	Target 22*
Phase 1—Diabetic Kidney Disease, FGCL- MC3019-003	Open-label, dose- escalation	3 or 10	Days 0, 14, 28 and 42	6 weeks	24
Phase 2—Diabetic Kidney Disease, FGCL- 3019-029	Double-blind, placebo- controlled (1:1:1)	5 or 10	Every 2 weeks Every 4 weeks	12 weeks 12 weeks	38
Phase 2—Diabetic Kidney Disease, FGCL- 3019-032	Double-blind, placebo- controlled	3 or 10	Every 2 weeks	26 weeks	46
Phase 1—Focal Segmental Glomerular Sclerosis, FGCL- MC3019-026	Open-label, single arm	5	Every 2 weeks	8 weeks	2
*	Currently enrolling.

Idiopathic Pulmonary Fibrosis

Understanding IPF and the Limitations of Current Therapies

IPF is a form of progressive pulmonary fibrosis, or abnormal scarring, which destroys the structure and function of the lungs. As tissue scarring progresses in the lungs, transfer of oxygen into the bloodstream is increasingly impaired. Average life expectancy at the time of confirmed diagnosis of IPF is estimated to be between three to five years, with approximately two-thirds of patients dying within five years of diagnosis. Thus, the survival rates are comparable to some of the most deadly cancers. The cause of IPF is unknown but is believed to be related to unregulated cycles of injury, inflammation and fibrosis.

Patients with IPF experience debilitating symptoms, including shortness of breath and difficulty performing routine functions, such as walking and talking. Other symptoms include chronic dry, hacking cough, fatigue, weakness, discomfort in the chest, loss of appetite, and weight loss. Over the last decade, refinements in diagnosis criteria and enhancements in high-resolution computed tomography imaging technology (“quantitative HRCT”) have enabled more reliable diagnosis of IPF without the need for a lung biopsy more clear distinction from other interstitial lung diseases.

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

There are currently two therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib. The approvals and subsequent launches of pirfenidone and nintedanib have clearly shown the commercial potential in IPF. Hoffmann-La Roche (“Roche”) reported worldwide sales of pirfenidone for 2016 of approximately $770 million, and approximately $930 million for 2017. Similarly, Boehringer Ingelheim Pharma GmbH & Co. KG (“Boehringer Ingelheim”) reported total sales of approximately $660 million for nintedanib in 2016, and approximately $527 million in the first half of 2017.

We believe that pamrevlumab has the potential to have a measurable and significant effect on lung fibrosis and if approved, improve the prognosis for patients with IPF. We expect to receive feedback from the FDA on our Phase 3 plan in IPF in mid-2018.

Study 067 – Randomized, Double-Blind, Placebo-Controlled Phase 2 Trial of Pamrevlumab in IPF

In August 2017, we reported positive topline results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial (Study 067) designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF (baseline forced vital capacity (“FVC”) percentage predicted between 55% and 90%), as well as topline results from two sub-studies that were added to evaluate the safety of combining pamrevlumab with recently approved IPF therapies.

In the double-blind, placebo-controlled 48-week portion of this study, one hundred-three (103) patients were randomized (1:1) to receive either 30mg/kg of pamrevlumab or placebo intravenously every three weeks. Lung function assessments were conducted at baseline and at weeks 12, 24, 36 and 48. Quantitative HRCT assessments were performed at baseline and on weeks 24 and 48.

Pamrevlumab met the primary efficacy endpoint of change of FVC percent predicted, a measure of a patient’s lung volume as a percentage of what would be expected for such patient’s age, race, sex and height. The average decline (least squares mean) in FVC percent predicted from baseline to week 48 was 2.85 in the pamrevlumab arm (n=50) as compared to an average decline of 7.17 in the placebo arm (n=51), a statistically significant difference of 4.33 (p=0.0331, using a linear slope analysis in the Intent to Treat (“ITT”) population).

Pamrevlumab-treated patients had an average decrease (least squares mean) in FVC of 129 ml at week 48 compared to an average decrease of 308 ml in patients receiving placebo, a statistically significant difference of 178 ml (p=0.0249, using a linear slope analysis in the ITT population). This represents a 57.9% relative difference. In addition, the pamrevlumab-treated arm had a lower proportion of patients (10%) who experienced disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10%) or death, than did the placebo arm (31.4%) at week 48 (p=0.0103). The percentage of pamrevlumab patients who experienced disease progression and discontinued therapy was less than 15% of that in the placebo arm.

In this study, we measured change in quantitative lung fibrosis from baseline to week 24 and week 48 using quantitative HRCT. This analysis showed a statistically significant attenuation of lung fibrosis in the pamrevlumab-treated group as compared to the placebo-treated group at week 24 and week 48. Missing or unreadable 24 or 48-week data were imputed using the multiple imputation method. As in our previous open label Phase 2 study, a correlation between FVC percent predicted and quantitative lung fibrosis was confirmed at both week 24 and 48 in this study.

We are not aware of any IPF therapies that have shown a statistically significant effect on lung fibrosis as measured by quantitative HRCT analysis.

The treatment effects of pamrevlumab were demonstrated not only on change in FVC, a measure of pulmonary function and IPF disease progression, and change in fibrosis using quantitative HRCT, but pamrevlumab treated patients also showed a trend of clinically meaningful improvement in a measure of health-related quality of life using the St. George’s Respiratory Questionnaire (SGRQ) vs a reduction in quality of life seen in placebo patients over the 48 weeks of treatment. The SGRQ quality of life measurement has been validated in chronic obstructive pulmonary disease. In the patients that were evaluated by the UCSD Shortness of Breath Questionnaire, pamrevlumab treated patients had a significant attenuation of their worsening dyspnea in comparison to placebo.

Pamrevlumab was well tolerated in the placebo-controlled study. The TEAEs were comparable between the pamrevlumab and placebo arms and the adverse events in the pamrevlumab arm were consistent with the known safety profile of pamrevlumab. In this study, as compared with the placebo group, fewer pamrevlumab patients were hospitalized, following an IPF-related or respiratory TEAE, or died for any reason.

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

Study 049 – Open-Label Phase 2 Trial of Pamrevlumab in IPF

We completed the open-label extension of Study 049, a Phase 2 open-label, dose-escalation study to evaluate the safety, tolerability, and efficacy of pamrevlumab in 89 patients with IPF. During the initial one-year treatment period, pamrevlumab was administered at a dose of 15 mg/kg in Cohort 1 (53 patients) and 30 mg/kg in Cohort 2 (36 patients) by IV infusion every three weeks for 45 weeks. After 45 weeks of dosing, subjects whose FVC declined less than predicted were allowed to continue dosing in an extension study until they had disease progression. Nineteen patients from Cohort 1 (35.8%) and 18 patients from Cohort 2 (50.0%) entered the extension study. Efficacy endpoints were pulmonary function assessments, extent of pulmonary fibrosis as measured by quantitative imaging and measures of health-related quality of life. We presented data from our open-label Phase 2 IPF extension study (049) at the International Colloquium on Lung and Airway Fibrosis in November 2016, reporting that no safety issues were observed during prolonged treatment with pamrevlumab. Some of the 37 patients who enrolled in the extension study were treated with pamrevlumab for up to five years. Trends regarding improved or stable pulmonary function and stable fibrosis observed during the initial one-year study were also observed in the extension study.

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

Disease Severity in Enrolled and Evaluated Patients Treated with Pamrevlumab in FGCL-3019-049

		Cohort 1				Cohort 2
		Severe	Moderate	Mild		Severe	Moderate	Mild
	FVC % Predicted	<55%	55% to 80%	>80%		<55%	55% to 80%	>80%
		N			Total	N			Total
Total	Enrolled	16	34	3	53	4	22	10	36
	Complete	5	30	3	38	1	17	10	28
Evaluated	Enrolled		34	3	37		22	10	32
	Complete		30	3	33		17	10	27

The table below provides a summary of the observed quantitative change in fibrosis for mild to moderate patients in Cohorts 1 and 2 as measured by quantitative HRCT. Twenty-four percent of these patients had improved fibrosis at week 48. We believe that this is the first trial to demonstrate reversal of fibrosis in a subset of IPF patients. Stable fibrosis has been considered the only achievable favorable outcome in IPF. The table below sets forth the number of patients who showed stable or improved fibrosis at weeks 24 and 48 compared to the amount of fibrosis at the start of the trial.

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

Fibrosis improvement or stabilization in patients with mild to moderate disease as measured as reticular fibrosis by quantitative HRCT correlated with improvement or stabilization of pulmonary function measured by FVC (p<0.0001; r=-0.59 Cohorts 1 and 2 combined). The figure below shows FVC changes up to week 48 for mild to moderate patients with stable or improved fibrosis versus patients with worsening fibrosis. Patients with stable or improved fibrosis showed improved pulmonary function, on average, which was significantly different or better than patients with worsening fibrosis who showed a substantial decline in FVC (p= 0.0001, Cohorts 1 and 2 combined). Patients with worsening fibrosis had pulmonary function that was similar to the annual decline in pulmonary function for typical IPF patients.

Categorical Analysis of FVC Change from Baseline (BL) (mean ±SE) in FGCL-3019-049

Eighty-nine patients had at least one adverse event. The most common reported events were cough, fatigue, shortness of breath, upper respiratory tract infection, sore throat, bronchitis, nausea, dizziness, and urinary tract infection. To date, including the open-label extension, there have been 45 SAEs in 31 patients, four of which were considered possibly related by the principal investigator to study treatment. During the first year of treatment there were 38 TSAEs in 24 patients. Adverse events observed to date are consistent with typical conditions observed in this patient population.

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

Open-Label Phase 1 Trial of Pamrevlumab in IPF

Study 002 was a Phase 1 open-label study to determine the safety and pharmacokinetics of escalating single doses of pamrevlumab. Patients with a diagnosis of IPF by clinical features and surgical lung biopsy received a single IV dose of pamrevlumab at 1, 3, or 10 mg/kg. A total of 21 patients were enrolled in the study; six patients received a dose of 1 mg/kg, nine patients received 3 mg/kg, and six patients received 10 mg/kg. Pamrevlumab was well tolerated across the range of doses studied; and there were no dose-limiting toxicities. TEAE that were considered to be possibly related by the principal investigator to pamrevlumab were mild and self-limited, consisting of pyrexia, cough and headache.

Pancreatic Cancer

Understanding Pancreatic Cancer and the Limitations of Current Therapies

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the fourth leading cause of cancer deaths in the U.S. According to the World Health Organization, and based on data from the United Nations Population Division, there were approximately 79,000 new cases of pancreatic cancer and approximately 78,000 deaths in the EU in 2012. The National Cancer Center of Japan estimated that in 2010 (latest year available) there were 32,330 new cases of pancreatic cancer. In 2013, Decision Resources Group estimated that there will be approximately $1.3 billion in sales of pancreatic cancer drugs in 2022. According to the U.S. National Cancer Institute, in 2016, there were approximately 53,000 new cases of pancreatic cancer projected in the U.S. Fifty percent of new cases are metastatic. Another 15-20% have localized resectable tumors. The remaining 30-35% have localized but unresectable tumors. For those with non-resectable tumors, median survival is eight to 12 months post-diagnosis, and about 7% realize five years of survival; similar to metastatic cases. For those with resectable tumors, 50% survive 17 to 27 months post-diagnosis and ~20% report five-year survival.

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

The duration of effect of approved anti-cancer agents to treat pancreatic cancer is limited. Gemcitabine demonstrated improvement in median overall survival from approximately four to six months, and erlotinib in combination with gemcitabine demonstrated an additional ten days of survival. Nab-paclitaxel in combination with gemcitabine was approved by the FDA in 2013 for the treatment of pancreatic cancer, having demonstrated median survival of 8.5 months. The combination of folinic acid, 5-fluorouracil, irinotecan and oxaliplatin (FOLFIRINOX) was reported to increase survival to 11.1 months from 6.8 months with gemcitabine. These drugs illustrate that progress in treatment for pancreatic cancer has been modest, and there remains a need for substantial improvement in patient survival and quality of life.

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

Clinical Development of Pamrevlumab in Pancreatic Cancer

We continue to follow patients in our ongoing open-label, randomized (2:1) Phase 1/2 trial (FGC004C-3019-069) of pamrevlumab combined with gemcitabine plus nab-paclitaxel chemotherapy versus the chemotherapy regimen alone in patients with inoperable locally advanced pancreatic cancer that has not been previously treated. We enrolled 37 patients in this study and completed the six-month treatment period and surgical assessment at the end of 2017. The overall goal of the trial is to determine whether the pamrevlumab combination can convert inoperable pancreatic cancer to operable, or resectable, cancer. Tumor removal is the only chance for cure of pancreatic cancer, but only approximately 15% to 20% of patients are eligible for surgery.

We have continued to see a majority of pamrevlumab treated patients converted from unresectable to resectable cancer, consistent with what we reported at the 2017 American Society of Clinical Oncology GastroIntestinal Cancer Meeting (“ASCO-GI”). The patients continue to be followed for disease progression and overall survival. Our goal is to reach agreement with the FDA on a pivotal trial design by mid-2018.

We reported on 23 evaluable patients at the 2017 ASCO-GI. Of the 22 patients randomized to pamrevlumab plus standard of care (gemcitabine and nab-paclitaxel), 10 continue on treatment, three discontinued therapy due to SAEs unrelated to study drug and seven were reassessed as eligible for resection based on standard scoring criteria set forth in the protocol; three having complete resection (R0) and one having an R1 resection (microscopic evidence of residual tumor cells at the resection margins), while the remaining patients’ tumors were not resected due to the presence of metastatic disease observed during surgery. Of the eleven patients randomized to gemcitabine and nab-paclitaxel alone, five experienced progressive disease, as defined in the protocol, prior to completing treatment, five remained inoperable and one was converted to operable cancer having an R0 resection. After six cycles of treatment, plasma levels of CA19.9, a non-specific tumor marker, showed a mean reduction of 78.3% with pamrevlumab plus chemotherapy compared to 48.7% with chemotherapy alone. In addition, this interim data showed improvement in survival among patients in the combination arm, as compared to chemotherapy alone. Patients with locally advanced unresectable pancreatic cancer have median survival of less than 12 months, only slightly better than patients with metastatic pancreatic cancer, whereas patients with resectable pancreatic cancer have a much better prognosis with median survival of approximately 23 months and some patients being cured. If pamrevlumab in combination with chemotherapy continues to demonstrate an enhanced rate of conversion from unresectable cancer to resectable cancer, it may support the possibility that pamrevlumab could provide a substantial survival benefit for locally advanced pancreatic cancer patients.

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

A post-hoc analysis found that there was a significant relationship between survival and trough levels of plasma pamrevlumab measured immediately before the second dose (Cmin), as illustrated below. Cmin greater than or equal to 150 µg/mL was associated with significantly improved progression-free survival (p=0.01) and overall survival (p=0.03) versus those patients with Cmin less than 150 µg/mL. For patients with Cmin >150 µg/mL median survival was 9.0 months compared to median survival of 4.4 months for patients with Cmin <150 µg/mL. Similarly, 34.2% of patients with Cmin >150 µg/mL survived for longer than one year compared to 10.8% for patients with Cmin <150 µg/mL. These data suggest that sufficient blockade of CTGF requires pamrevlumab threshold blood levels of approximately 150 µg/mL in order to improve survival in patients with advanced pancreatic cancer.

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

In the study, the majority of adverse events were mild to moderate, and were consistent with those observed for erlotinib plus gemcitabine treatment without pamrevlumab. There were 99 TSAEs; six of which were assessed as possibly related by the principal investigator, and 93 as not related to study treatment. We did not identify any evolving dose-dependent pattern, and higher doses of pamrevlumab were not associated with higher numbers of SAEs or greater severity of the SAEs observed.

In both the KPC mouse study and in this clinical trial, pamrevlumab treatment had a substantial effect on survival with no apparent increase to the toxicity of the chemotherapeutic regimen.

Pamrevlumab for Duchenne Muscular Dystrophy

Understanding DMD and the Limitations of Current Therapies

In the U.S., one in 3,500 boys have DMD, and there are currently no approved disease-modifying treatments. Most children, despite taking steroids to mitigate progressive muscle loss, are wheelchair bound by age 12, and median survival is age 25. DMD is caused by absence of the dystrophin protein resulting in abnormal muscle structure and function and buildup of fibrosis in muscle, leading to diminished mobility, pulmonary function and cardiac function. Constant myofiber breakdown results in persistent activation of myofibroblasts and altered production of ECM resulting in extensive fibrosis in skeletal muscles of DMD patients. Desguerre et al. (2009) showed that muscle fibrosis was the only myo-pathologic parameter that significantly correlated with poor motor outcome as assessed by quadriceps muscle strength, manual muscle testing of upper and lower limbs, and age at ambulation loss.

Clinical Development of Pamrevlumab for DMD

We continue to enroll patients in our Phase 2 open-label trial of pamrevlumab in non-ambulatory DMD patients. We have enrolled 18 of the 22 patients targeted for enrollment in this study. The primary endpoint is change in pulmonary function compared to each individual subject’s historical decline in lung function. Other endpoints include assessments of cardiac fibrosis and function assessed by magnetic resonance imaging (“MRI”), arm muscle fibrosis and fat assessed by MRI and upper body strength. We have amended our protocol and inclusion criteria with the aim of increasing enrollment.

Other Potential Indications for Pamrevlumab

We believe that pamrevlumab has potential to be a treatment for cancers and a broad array of fibrotic disorders, including:

•	Cancers — melanoma, breast cancer, hepatoma
•	Liver — non-alcoholic steatohepatitis
•	Lung — scleroderma lung disease
•	Radiation induced fibrosis
•	Muscular dystrophies other than DMD
•	Kidney — diabetic nephropathy, focal segmental glomerular sclerosis
•	Cardiovascular system — congestive heart failure, pulmonary arterial hypertension

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

In China, there are ethical or religious beliefs, cultural norms and significant infrastructure barriers that limit organ donation or tissue banking possibilities, resulting in an extreme shortage of cadaver corneas. In September 2017, the Chinese State Council issued a regulation banning the importation of human tissue which is expected to further diminish the availability of cadaver corneas for implantation in China. In April 2015, a subsidiary of China Regenerative Medicine International Limited received approval for their acellular porcine cornea stroma medical device for the indication of repair of corneal ulcers in China. However, alternatives to cadaver corneas, such as synthetic corneas using collagen derived from porcine tissue or fish scales, are either experimental or to our knowledge, have not yielded satisfactory results for restoration of vision in patients with corneal blindness. In many cases of corneal blindness, infection and other factors lead to serious risks to the patient.

Market Opportunity

Approximately 40,000 corneal grafts were performed in the U.S. in 2011 using tissue from human cadavers. In contrast, while there are approximately four to five million patients in China with corneal blindness and an incidence of 100,000 cases of corneal blindness each year, there were only about 3,000 corneal grafts performed in China in 2007 using tissue from human cadavers. We believe the number of corneal grafts using cadaver tissue in China may decrease significantly due to recent changes in government policy.

FG-5200 as a Potential Solution to This Unmet Medical Need

FG-5200 Corneal Implant

Our expertise in fibrosis and ECM proteins has allowed us to develop processes for producing human collagen types I, II and III, as well as coordinate expression of several enzymes involved in assembly of collagen. We have successfully produced a proprietary version of recombinant human collagen III that is suitable for use in cornea repair.

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

In animal models, FG-5200 allows for native tissue to completely regrow in less than one year, including both epithelium (the outer cell layer of the cornea) and stroma. The stroma in these animal models is seen to be infiltrated with nerve fibers, leading to the reacquisition of the touch response critical to the avoidance of additional corneal damage.

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

Clinical Testing of FG-5200

An initial clinical study outside of China has been conducted to test the safety and feasibility of using a biosynthetic implant composed of our recombinant human collagen, and substantially similar to FG-5200, for the treatment of severe corneal damage as an alternative to human donor tissue. Ten patients with advanced keratoconus, or severe corneal scarring, were implanted with the recombinant collagen implants and have been followed for more than five years. Two-year follow-up data were reported in Science Translational Medicine (Fagerholm et al., (2010)) and four-year follow-up data were reported in Biomaterials (Fagerholm et al., Biomaterials (2014)). Key clinical findings include the following:

•	Patients with biosynthetic implants had a four-year mean corrected visual acuity of 20/54 and gained on average more than five Snellen lines of vision on an eye chart.
•	Nerve re-growth and touch sensitivity was closer to that of healthy corneas and significantly better in corneas with biosynthetic implants than in human donor corneas.
•	Corneas with biosynthetic implants maintained a stable shape and thickness without any need for a long course of immunosuppression therapy.
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

We currently plan to manufacture FG-5200 preclinical and clinical trial material in our aseptic good manufacturing practices production suite located at our Beijing manufacturing plant. We completed the process technology transfer and the registration campaign in 2017. Materials from this campaign are being used in preclinical studies that we expect to complete in 2018 or early 2019. We expect to file a CTA for a pivotal clinical trial after final results of the preclinical studies and discussion with the CFDA.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through December 31, 2017 totals $472.6 million.

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

Under the AstraZeneca agreements, we receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million time based development milestone. In October 2017, the CFDA accepted our recently submitted NDA for registration of roxadustat for anemia in DD CKD and NDD-CKD patients. This NDA submission triggered a $15.0 million milestone payment to FibroGen by AstraZeneca, which was received and fully recognized under our revenue recognition policy as license and milestone revenue in the fourth quarter of 2017. The aggregate amount of such consideration received through December 31, 2017 totals 432.2 million.

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

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive, particularly in some of the indications we are developing drug candidates, including anemia in CKD, IPF, pancreatic cancer, and DMD. We face competition from multiple other pharmaceutical and biotechnology companies, many of which have significantly greater financial, technical and human resources and experience in product development, manufacturing and marketing. These potential advantages of our competitors are particularly a risk in IPF, pancreatic cancer, and DMD, where we do not currently have a development or commercialization partner.

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

Roxadustat — Anemia in CKD

If roxadustat is approved for the treatment of anemia in patients with CKD and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ® marketed by Amgen Inc. in the U.S., Procrit ® and Erypo ®/Eprex ®, marketed by Johnson & Johnson, Inc. and Espo ® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp ® and NESP ® ) and Mircera ® marketed by Roche outside the U.S. and by Vifor Pharma (formerly a company of Galenica Group (“Vifor”)), a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of dialysis patients. While NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patients segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF-PH inhibitors for anemia in CKD indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. Akebia is currently conducting two Phase 3 studies in NDD-CKD, one started in December 2015 and the other in February 2016, as well as two Phase 3 studies in DD-CKD, one started in July 2016 and the other in August 2016. Akebia also started a Phase 2 study in May 2017 with 20-week dosing initially in ESA-hyporesponsive DD-CKD patients but recently announced that is now modified to include non-hyporesponsive DD-CKD patients. More recently, Akebia announced an updated plan for a Phase 3 study with three-times a week dosing versus once a day dosing in DD-CKD population, which is expected to start in 2018. In September 2017, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, announced topline results from a vadadustat Japan Phase 2 study in 51 NDD patients, and its plan to start a Japan Phase 3 development program, rather than including Japan sites in their global Phase 3 program. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and started Japan Phase 3 studies in NDD-CKD and DD-CKD in December 2017. As of September 2017, Japan Tobacco is currently conducting four Phase 3 studies in NDD-CKD and DD-CKD in Japan. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. We have begun enrolling for our Phase 3 trial in the U.S. and EU and we received approval from the CFDA for our Phase 2/3 Clinical Trial Application in China. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The introduction of biosimilar ESAs into the U.S. market may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the ESRD bundle. The patents for Amgen’s epoetin alfa (EPOGEN) expired in 2004 in the EU, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development or regulatory review, including Retacrit® (epoetin zeta), marketed by Pfizer in Europe, and for which Pfizer resubmitted a Biologics License Application (“BLA”) after receiving a complete response letter (“CRL”) from the FDA denying approval of its BLA submitted in October 2015. While the FDA’s Advisory Committee recommended approving the BLA in May 2017, the FDA issued another CRL on June 22, 2017. Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and plans to file a biosimilar BLA in 2017 in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three-times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to approximately 70% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita recently entered into a new 6-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera® in a significant portion of its U.S. dialysis patients since Mircera was made available by Vifor. Successful penetration in this market may require a significant agreement with Fresenius or DaVita, on favorable terms and on a timely basis.

Pamrevlumab

We are currently in Phase 2 development of pamrevlumab to treat DMD, IPF, and pancreatic cancer. Most of our competitors have significantly more resources and expertise in development, commercialization and manufacturing, particularly due to the fact that we have not yet established a co-development partnership for pamrevlumab. For example, both Roche (through its acquisition of InterMune) and Boehringer Ingelheim , who have received approval for product candidates for the treatment of IPF in the U.S., have successfully developed and commercialized drugs in various indications and have built sales organizations that we do not currently have; both have more resources and more established relationships when competing with us for patient recruitment and enrollment for clinical trials or, if we are approved, in the market.

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

Pamrevlumab is an injectable protein, which may be more expensive and less convenient than small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Promedior, Inc.’s PRM-151, Biogen-Idec’s STX-100, Prometic Life Sciences Inc.’s PBI-4050, and Kadmon Holdings, Inc.’s KD025.

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

On September 19, 2016 the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51 (eteplirsen). This was the first drug approved to treat DMD. Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping therapy. This mutation represents a subset of approximately 13% of patients with DMD.

On February 9, 2017, the FDA approved Marathon Pharmaceuticals’ (“Marathon”) corticosteroid Emflaza (deflazacort) for the treatment of patients five years and older with DMD. Although approved for other indications outside of the US, this was the first approval for deflazacort in the U.S. and the first approval in the U.S. for the use of a corticosteroid to treat DMD. On March 16, 2016, Marathon announced it had sold the commercialization rights of Emflaza to PTC Therapeutics.

If approved and launched commercially in Europe, pamrevlumab will face competition from PTC Therapeutics’ product ataluren (Translarna TM ). Ataluren received conditional approval in Europe in 2014 and a CRL from the FDA in October 2017 stating that the FDA is unable to approve the application in its current form. Translarna targets a different set of DMD patients from those targeted by Sarepta’s drug; however, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation. Pavrevlumab may also face competition from other drugs currently in clinical development which have filed regulatory approval in Europe, including Santhera Pharmaceuticals’ drug idebenone (Raxone ® /Catena ® ) and Sarepta’s Exondys-51 which has not yet been approved in Europe. Pamrevlumab could also face competition from other drugs in clinical development including drugs from Catabasis Pharmaceuticals, Pfizer, Summit Therapeutics plc (“Summit”), and Tivorsan Pharmaceuticals. Catabasis Pharmaceuticals recently reported positive Phase 2 data from its clinical trial candidate edasalonexent. Edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent. The company plans to start a placebo controlled phase 3 trial in 2018. Pfizer’s product candidate, which is in Phase 2 development, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. The goal of these programs is to increase the production of the utrophin protein to compensate for the nonfunctional dystrophin protein produced by DMD patients. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and reported positive interim results from this Phase 2 trial on January 25, 2018. Summit expects to report topline results from this trial in the third quarter of 2018.

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

Review of Application

Once the NDA or BLA submission has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 12 months from the date of submission. The review process is often extended by FDA requests for additional information or clarification. The FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and will also inspect clinical trial sites for integrity of data supporting safety and efficacy. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”), is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS; the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or BLA or a CRL detailing the deficiencies and information required in order for reconsideration of the application.

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

Moreover, on November 27, 2013, the federal Drug Supply Chain Security Act was signed into law, which imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new federal legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Under the applicable drug registration regulations, drug registration applications are divided into three different types, namely Domestic NDA, Domestic Generic Drug Application, and Imported Drug Application. Drugs fall into one of three categories, namely chemical medicine, biological product or traditional Chinese or natural medicine.

FibroGen Beijing as a domestic entity has submitted a Domestic NDA under the Domestic Class 1 designation which refers to a new drug which has never been marketed in any country.

In order to obtain market authorization, FibroGen Beijing has submitted to the CFDA an NDA package that contains information similar to what is necessary for a U.S. NDA, including preclinical data, clinical data, technical data on API and drug product, and related stability data. The stability data has been generated from a three-batch registration campaign that was conducted at our Beijing facility, from which samples will be tested by the CFDA.

If the NDA package is acceptable, FibroGen Beijing will be granted a New Drug License confirming the drug as suitable for marketing. In addition, FibroGen Beijing will be granted a Manufacturing License which lists the Drug Approval Code as well as the name and address of the Manufacturing License holder. Manufacturing further requires a PPP as well as cGMP certification. In 2014, we received a PPP certifying that our manufacturing facility and manufacturing process in that facility are suitable for the manufacture of a drug for clinical or commercial purposes, but we will need to apply for another PPP for our Cangzhou manufacturing facility currently under construction. A PPP requires demonstration that the facility has: (i) legally qualified pharmaceutical and engineering professionals and necessary technical workers; (ii) the premises, facilities and hygienic environment required for drug manufacturing; (iii) institutions, personnel, instruments and equipment necessary to conduct quality control and testing for drugs to be produced; and (iv) rules and regulations to ensure the quality of drugs. The PPP is required prior to conducting the registration campaign for stability and other data for the NDA.

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

Drug Price Controls

The administration of price control of pharmaceutical products is vested in the national and provincial price administration authorities. Depending on the categories of pharmaceutical products in question, the prices of pharmaceutical products listed in the Medical Insurance Catalogs, drugs with patents and other drugs whose production or trading may constitute monopolies, are subject to the control of the National Development and Reform Commission of China and the relevant provincial or local price administration authorities. With respect to pharmaceutical products manufactured in China, the national price administration authority from time to time publishes price control lists setting out the names of pharmaceutical products and their respective price ceilings. The provincial price administration authorities also publish price control lists in respect of the pharmaceutical products which are manufactured within their respective areas. The main purpose of the price control policy is to set an upper limit to the prices of pharmaceutical products to prevent excessive increases in the prices of such products. Price controls on medicines are determined based on profit margins that the relevant authority deems acceptable, the type and quality of the medicine, its production costs, the prices of substitutes and the manufacturer’s compliance with applicable cGMP standards. Drug companies may apply for an increase in the retail price of their drug to the relevant national or provincial authority if their product has superior effectiveness or other advantages.

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

Regulatory Exclusivity for Approved Products

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The patent term restoration period is generally one-half the time between the effective date of an initial IND and the submission date of an NDA or BLA, plus the time between the submission date of the NDA or BLA and the approval of that product candidate application. Patent term restoration cannot, however, extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. In addition, only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for any patent term extension or restoration. In the future, we expect to apply for restoration of patent term for patents relating to each of our product candidates in order to add patent life beyond the current expiration date of such patents, depending on the length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of companies seeking to reference another company’s NDA or BLA. The Hatch-Waxman Act provides a 5-year period of exclusivity to any approved NDA for a product containing a NCE never previously approved by FDA either alone or in combination with another active moiety. No application or abbreviated NDA directed to the same NCE may be submitted during the 5-year exclusivity period, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement of the patents listed with the FDA by the innovator NDA.

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

Our extensive worldwide patent portfolio includes multiple granted and pending patent applications relating to roxadustat and pamrevlumab. Currently granted patents relating to composition-of-matter for roxadustat and for pamrevlumab are expected, for each product candidate, to expire in 2024 or 2025, in each case exclusive of any patent term extension that may be available. U.S. and foreign patents relating to crystalline forms of roxadustat are expected to expire in 2033, exclusive of any extension. Additional patents and patent applications relating to manufacturing processes, formulations, and various therapeutic uses, including treatment of specific indications and improvement of clinical parameters, provide further protection for product candidates.

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

Roxadustat Patent Portfolio

Our roxadustat patent portfolio includes multiple granted U.S. patents offering protection for roxadustat, including protection for roxadustat composition-of-matter, for pharmaceutical compositions containing roxadustat, and for methods for treating anemia using roxadustat or its analogs. Exclusive of any patent term extension, the granted U.S. patents relating to the composition-of-matter of roxadustat are due to expire in 2024 or 2025, and granted foreign patents are due to expire in 2024. U.S. and foreign patents relating to crystalline forms of roxadustat are due to expire in 2033.

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

Roxadustat China Patent Portfolio

Our roxadustat China patent portfolio includes granted patents covering roxadustat composition-of-matter, pharmaceutical compositions, methods of use, and manufacturing processes for roxadustat, as well as medicaments containing roxadustat for treating anemia and other conditions. Patents relating to roxadustat composition-of-matter and crystalline forms are due to expire in 2024 and 2033, respectively.

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

HIF Anemia-related Technologies Patent Portfolio

We also have an extensive worldwide patent portfolio providing broad protection for proprietary technologies relating to the treatment of anemia and associated conditions. This portfolio currently contains granted patents and pending patent applications providing exclusivity for use of compounds falling within various and overlapping classes of HIF-PH inhibitors to achieve various therapeutic effects.

This portfolio reflects a series of discoveries we made from the initial days of our HIF program through the present time. Our research efforts have resulted in progressive innovation, and the corresponding patents and patent applications reflect the success of our HIF program. Such discoveries include the ability of HIF-PH inhibitors:

•	To induce endogenous EPO in anemic CKD patients.
•	To increase efficacy of EPO signaling.
•	To enhance EPO responsiveness of the bone marrow, for example, by increasing EPO receptor expression.
•	To overcome the suppressive and inhibitory effects of inflammatory cytokines, such as members of the interleukin-1 and IL-6 cytokine families, on EPO production and responsiveness.
•	To increase effective metabolism of iron.
•	To increase iron absorption and bioavailability, as measured using clinical parameters such as percent TSAT%.
•	To overcome iron deficiency through effects on iron regulatory factors such as ferroportin and hepcidin.
•	To provide coordinated erythropoiesis resulting in increased CHr and increased mean corpuscular volume.
•	To improve kidney function.

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

On June 30, 2016, GSK filed with the U.S. Patent and Trademark Office petitions for inter partes review (“IPR”) of six of the above-listed U.S. patents (U.S. Patent Nos. 8,466,172; 8,614,204; 8,629,131; 8,604,012; 8,609,646; and 8,604,013). IPR is a process through which a third party can challenge the validity of an issued U.S. patent. Each of these petitions was denied in final and non-appealable decisions by the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. We previously stated that, even in the case that these patents are narrowed in scope or revoked in their entirety, these actions do not challenge FibroGen’s exclusivity or freedom-to-operate for roxadustat.

Akebia and others have filed oppositions against certain European patents corresponding to some of the above-listed cases. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In the fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153. These decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of such may take two to four years or longer. While we believe these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

Pamrevlumab Patent Portfolio

Our pamrevlumab patent portfolio includes U.S. patents providing composition-of-matter protection for pamrevlumab and related antibodies, and for methods of using such in the treatment of fibroproliferative disorders, including IPF, liver fibrosis, and pancreatic cancer. Exclusive of any patent term extension, U.S. patents relating to pamrevlumab composition-of-matter are due to expire in 2024 or 2025. Corresponding foreign patents are due to expire, exclusive of any patent term extension, in 2024.

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

Bristol-Myers Squibb Company (Medarex, Inc.)

Effective July 9, 1998 and as amended on June 30, 2001 and January 28, 2002, we entered into a research and commercialization agreement with Medarex, Inc. and its wholly-owned subsidiary GenPharm International, Inc. (now, collectively, part of Bristol-Myers Squibb Company (“Medarex”)) to develop fully human monoclonal antibodies for potential anti-fibrotic therapies. Under the agreement, Medarex was responsible for using its proprietary immunizable transgenic mice (“HuMAb-Mouse technology”) during a specified research period (“the Research Period”), to produce fully human antibodies against our proprietary antigen targets, including CTGF, for our exclusive use.

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

EMPLOYEES

As of January 31, 2018, we had 423 full-time employees, 103 of whom held Ph.D. or M.D. degrees, 330 of whom were engaged in research and development and 93 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us. We consider our employee relations to be good.

FACILITIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 35,000 square feet subleased. The lease for our San Francisco headquarters expires in 2023. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China. Our lease in China expires in 2021. We are constructing a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Research and development expenses for fiscal years ended December 31, 2017, 2016 and 2015 were $196.5 million, $187.2 million and $214.1 million, respectively. We expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. For fiscal years ended December 31, 2017, 2016 and 2015, substantially all of our revenue was related to our collaboration agreements.

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

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and pamrevlumab (FG-3019), in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses in each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2017, 2016 and 2015 was approximately $126.2 million, $61.7 million and $85.8 million, respectively. As of December 31, 2017, we had an accumulated deficit of $595.9 million. As of December 31, 2017, we had capital resources consisting of cash, cash equivalents and short-term investments of $735.7 million plus $10.5 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll more than 8,000 patients for our U.S. and European programs alone. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

During the years ended December 2017, 2016 and 2015, substantially all of our revenues recognized were from our collaboration partners.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat, which is currently our lead product candidate. Roxadustat is our only product candidate that has advanced into a potentially pivotal trial, and it may be years before the studies required for its approval are completed, if ever. Our other product candidates are less advanced in development and may never enter into pivotal studies. We have completed 26 Phase 1 and 2 clinical studies with roxadustat in North America, Europe and Asia, in which more than 1,400 subjects have participated and for which we reported favorable primary and secondary safety and efficacy endpoint results. Based on our discussions with regulatory authorities, we believe that we have an acceptable plan for the conduct of our Phase 3 clinical programs to support NDA submissions in the U.S. and China. We have discussed our Phase 3 clinical development program with three national health authorities in the EU and obtained scientific advice from the European Medicines Agency. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful Phase 3 development and commercialization of roxadustat.

Our other lead product candidate, pamrevlumab, is currently in clinical development for IPF, pancreatic cancer and DMD. Pamrevlumab requires substantial further development and investment. We do not have a collaboration partner for support of this compound, and, while we have promising open-label safety data and potential signals of efficacy, we would need to complete larger and more extensive controlled clinical trials to validate the results to date in order to continue further development of this product candidate. In addition, although there are many potentially promising indications beyond IPF, pancreatic cancer and DMD, we are still exploring indications for which further development of, and investment for, pamrevlumab may be appropriate. Accordingly, the costs and time to complete development and related risks are currently unknown. Moreover, pamrevlumab is a monoclonal antibody, which may require experience and expertise that we may not currently possess as well as financial resources that are potentially greater than those required for our small molecule lead compound, roxadustat.

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

•	the timely initiation and completion of our Phase 2 clinical trials for pamrevlumab, including in IPF, pancreatic cancer, and DMD;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•	the ability to successfully commercialize our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and pamrevlumab will never receive regulatory approval in any country. Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or pamrevlumab for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer, or DMD;

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

We have conducted only a limited number of Phase 2 clinical trials with pamrevlumab. We have conducted a randomized placebo-controlled study in 103 IPF patients with substudies in 57 IPF patients comparing pamrevlumab to one of two standards of care, an open-label Phase 2 dose escalation study of pamrevlumab for IPF in 89 patients, a Phase 2 dose finding trial of pamrevlumab combined with gemcitabine plus erlotinib in 75 patients with pancreatic cancer and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B, and we are currently conducting an open-label randomized, active-control, neoadjuvant Phase 2 trial in pancreatic cancer combining pamrevlumab with nab-paclitaxel plus gemcitabine in 37 patients. We cannot be sure that the results we have received to date from these trials will be substantiated in double-blinded pivotal trials with larger numbers of patients, that larger trials will demonstrate the efficacy of pamrevlumab for these or other indications, or that safety issues will not be uncovered in further trials. In the Phase 2 clinical trial for IPF, we used quantitative high-resolution computed tomography (“quantitative HRCT”), to measure the extent of lung fibrosis. While we believe that quantitative HRCT is an accurate measure of lung fibrosis, it is a novel technology that has not yet been accepted by the FDA as a primary endpoint in pivotal clinical trials. In addition, while we believe that the limited animal and human studies conducted to date suggest that pamrevlumab has the potential to arrest or reverse fibrosis and reduce tumor mass in some patients or diseases, we cannot be sure that these results will be indicative of the effects of pamrevlumab in larger human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab in a manner that negatively impacts the safety profile of our product candidate. If the additional clinical trials that we are planning or are currently conducting for pamrevlumab do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining marketing approval for pamrevlumab in one or both of these indications.

In the past we developed an earlier generation product candidate aimed at treating anemia in CKD that resulted in a clinical hold for a safety signal seen in that product in Phase 2 clinical trials. The clinical hold applied to that product candidate and roxadustat was lifted for both product candidates after submission of the requested information to the FDA. While we have not seen similar safety concerns involving roxadustat to date, our Phase 2 clinical trials have involved a relatively small number of patients exposed to roxadustat for a relatively short period of time compared to the Phase 3 clinical trials that we are conducting, and only a fraction of the patients in the Phase 2 clinical trials were randomized to placebo. Accordingly, the Phase 2 clinical trials that we have conducted may not have uncovered safety issues, even if they exist. Some of the safety concerns associated with the treatment of patients with anemia in CKD using erythropoiesis stimulating agents (“ESAs”) did not emerge for many years until placebo-controlled studies had been conducted in large numbers of patients. And while the data monitoring committee for our global Phase 3 anemia trials has consistently determined that our trials should continue without modification to the protocol, safety issues may still be discovered upon review of unblinded data when studies are completed. The biochemical pathways that we believe are affected by roxadustat are implicated in a variety of biological processes and disease conditions, and it is possible that the use of roxadustat to treat larger numbers of patients will demonstrate unanticipated adverse effects, including possible drug interactions, which may negatively impact the safety profile, use and market acceptance of roxadustat. We studied the potential interaction between roxadustat and three statins (atorvastatin, rosuvastatin, and simvastatin), which are used to lower levels of lipids in the blood. An adverse effect associated with increased statin plasma concentration is myopathy, which typically presents in a form of myalgia. The studies indicated the potential for increased exposure to those statins when roxadustat is taken simultaneously with those statins and suggested the need for statin dose reductions for patients receiving higher statin doses. We performed additional clinical pharmacology studies to evaluate if the effect of any such interaction could be minimized or eliminated by a modification of the dosing schedule that would separate the administration of roxadustat and the statin, however, such studies showed no minimization of effect. It is possible that the potential for interaction between roxadustat and statins could lead to label provisions for statins or roxadustat relating, for example, to dose scheduling or recommended statin dose limitations. In CKD patients, statin therapy is often initiated earlier than treatment for anemia, and risks of myopathy have been shown to decrease with increased time on drug. While we believe the prior statin treatment history of such patients at established doses may reduce the risk of adverse effects from any interaction with roxadustat and facilitate any appropriate dose adjustments, we cannot be sure that this will be the case.

Our Phase 3 trials include a major adverse cardiac event (“MACE”) safety endpoint, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. In addition, we expect that our Phase 3 clinical trials supporting approval in Europe will be required to include MACE+ as a safety endpoint which, in addition to the MACE endpoints, also incorporates measurements of hospitalization rates due to heart failure or unstable angina. As a result, our ongoing Phase 3 clinical trials may identify unanticipated safety concerns in the patient population under study. The FDA has also informed us that the MACE endpoint will need to be evaluated separately for our Phase 3 trials in non-dialysis dependent (“NDD”)-CKD patients and our Phase 3 trials in dialysis dependent (“DD”)-CKD patients. The MACE endpoint will be evaluated in pooled analysis across Phase 3 studies of similar study populations and requires demonstration of non-inferiority relative to comparator, which means that the MACE event rate in roxadustat-treated patients must have less than a specified probability of exceeding the rate in the comparator trial by a specified hazard ratio. The number of patients necessary in order to permit a statistical analysis with adequate ability to detect the relative risk of MACE or MACE+ events in different arms of the trial, referred to as statistical power, depends on a number of factors, including the rate at which MACE or MACE+ events occur per patient-year in the trial, treatment duration of the patients, the required hazard ratio, and the required statistical power and confidence intervals.

In addition, we cannot be sure that the potential advantages we believe roxadustat may have for treatment of patients with anemia in CKD, as compared to the use of ESAs, will be substantiated by our larger U.S. and European Phase 3 clinical trials, or that we will be able to include a discussion of such advantages in our labeling should we obtain approval. We believe that roxadustat may have certain benefits as compared to ESAs based on the data from our Phase 2 clinical trials and China Phase 3 trials conducted to date, including safety benefits, the absence of a hypertensive effect, the potential to lower cholesterol levels and the potential to correct anemia without the use of IV iron. However, our belief that roxadustat may offer those benefits is based on a limited amount of data from our clinical trials to date, and our understanding of the likely mechanisms of action for roxadustat. Some of these benefits, such as those associated with the apparent effects on blood pressure and cholesterol, are not fully understood and, even if roxadustat receives marketing approval, we do not expect that it will be approved for the treatment of high blood pressure or high cholesterol based on the data from our Phase 3 trials, and we may not be able to refer to any such benefits in the labeling. While the data from our Phase 2 trials suggests roxadustat may reduce low-density lipoprotein (“LDL”), and reduce the ratio of LDL to high-density lipoprotein (“HDL”), the data show it may also reduce HDL, which may be a risk to patients. In addition, causes of the safety concerns associated with the use of ESAs to achieve specified target Hb levels have not been fully elucidated. While we believe that the issues giving rise to these concerns with ESAs are likely due to factors other than the Hb levels achieved, we cannot be certain that roxadustat will not be associated with similar, or more severe, safety concerns.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. In addition, the CKD patient population has many afflictions that may cause severe illness or death, which may be attributed to roxadustat in a manner that negatively impacts the safety profile of our product candidate. If the results of our ongoing or future clinical trials for roxadustat are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during clinical trials, we may be prevented from or delayed in obtaining marketing approval for roxadustat, and even if we obtain marketing approval, any sales of roxadustat may suffer.

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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. There have been other products, including ESAs, for which safety concerns have been uncovered following approval by regulatory authorities. Such safety concerns have led to labeling changes or withdrawal of ESAs products from the market. While our most advanced product candidate is chemically unique from ESAs, it or any of our product candidates may be subject to similar risks. For example, roxadustat for use in anemia in CKD is being developed to address a very diverse patient population expected to have many serious health conditions at the time of administration of roxadustat, including diabetes, high blood pressure and declining kidney function.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates. Patients may be unwilling to participate in clinical trials of our product candidates for a variety of reasons, some of which may be beyond our control:

•	severity of the disease under investigation;
•	availability of alternative treatments;
•	size and nature of the patient population;
•	eligibility criteria for and design of the study in question;
•	perceived risks and benefits of the product candidate under study;
•	ongoing clinical trials of competitive agents;
•	physicians’ and patients’ perceptions of the potential advantages of our product candidates being studied in relation to available therapies or other products under development;
•	our CRO’s and our trial sites’ efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients and collect patient data adequately during and after treatment.

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

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China, the China Food and Drug Administration (“CFDA”) issued guidance in March 2016 related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. However, we cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ® and Erypo ®/Eprex ®, marketed by Johnson & Johnson Inc., and Espo ® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp ® and NESP ®) and Mircera ® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma (formerly a company of Galenica Group (“Vifor”)), a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of DD-CKD patients. While NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. Akebia is currently conducting two Phase 3 studies in NDD–CKD, one started in December 2015 and the other in February 2016, and initiated two Phase 3 studies in DD-CKD, one started in July 2016 and the other in August 2016. Akebia also started a Phase 2 study in May 2017 with 20-week dosing initially in ESA-hyporesponsive DD-CKD patients but recently announced that is now modified to include non-hyporesponsive DD-CKD patients. More recently, Akebia announced an updated plan for a Phase 3 study with three-times a week dosing versus once a day dosing in DD-CKD population, which is expected to start in 2018. In September 2017, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, announced topline results from a vadadustat Japan Phase 2 study in 51 NDD patients, and its plan to start a Japan Phase 3 development program, rather than including Japan sites in their global Phase 3 program. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and started Japan Phase 3 studies in NDD-CKD and DD-CKD in December 2017. Beginning in September 2017, Japan Tobacco is currently conducting four Phase 3 open label studies in NDD-CKD and DD-CKD in Japan. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndromes (“MDS”), for which we received approval from the CFDA for our Phase 2/3 clinical trial application in China and acceptance of our Investigational New Drug Application (“IND”) and the Phase 3 pivotal study protocol from the FDA, and expect to start additional studies in the first half of 2018. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the CFDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. also announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

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

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three-times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to approximately 70% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita recently entered into a new 6-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera® in a significant portion of its U.S. dialysis patients since Mircera was made available by Vifor. Successful penetration of this market may require a significant agreement with Fresenius or DaVita on favorable terms and on a timely basis.

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim Pharma GmbH & Co. KG’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Promedior Inc.’s PRM-151, Biogen-Idec’s STX-100, Prometic Life Sciences Inc.’s PBI-4050, and Kadmon Holdings, Inc.’s KD025.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Catabasis Pharmaceuticals, Pfizer, Summit Therapeutics plc (“Summit”) and Tivorsan Pharmaceuticals. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and recently received accelerated approval in the U.S. for its first drug Exondys 51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Marathon Pharmaceuticals received approval for its drug Emflaza (deflazacort) on February 9, 2017 and on March 16, 2017 announced that it had sold the commercialization rights to Emflaza to PTC Therapeutics. PTC Therapeutics’ product ataluren (Translarna TM) received conditional approval in Europe in 2014 and a complete response letter from the FDA in October of 2017 stating that the FDA is unable to approve the application in its current form. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however it is also limited to a subset of patients who carry a specific mutation.

Conversely, pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. For example, Santhera Pharmaceuticals recently reported positive Phase 3 data with its drug idebenone (Raxone ®/Catena ®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously we had expected this additional trial to be confirmatory rather than necessary for submission. Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and reported positive interim data from this trial on January 25, 2018. Summit anticipates reporting topline data in the third quarter of 2018.

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

Catabasis Pharmaceuticals recently reported positive Phase 2 data from its clinical trial candidate edasalonexent. Edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent. The company plans to start a placebo controlled Phase 3 trial in 2018.

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

No or limited reimbursement or insurance coverage of our approved products, if any, by third party payors may render our products less attractive to patients and healthcare providers.

Market acceptance and sales of any approved products will depend significantly on reimbursement or coverage of our products by the Chinese government or third party payors, and may be affected by existing and future healthcare reform measures or prices of related products for which the government or third party reimbursement applies. Coverage and reimbursement by the government or a third party payor may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

The cycle for the Chinese government to update their reimbursement lists (national or provincial) is unpredictable and is beyond the control of companies.

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

We may consider administrative proceedings and other means for challenging third party patents and patent applications. Third parties may also challenge our patents and patent applications, through interference, reexamination, IPR, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through other comparable proceedings, such as oppositions or invalidation proceedings, before foreign patent offices. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed. Even if we are successful, participation in administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and time on the part of our management and other employees. For example, oppositions have been filed against four FibroGen European patents (European Patent Nos. 1463823, 1633333, 2322155, and 2322153) within our HIF Anemia-related Technologies Patent Portfolio.

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

•

foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

•

the Trade Agreements Act (“TAA”), which requires that drugs sold to the U.S. Government must be manufactured in the U.S. or in TAA approved and designated countries. Drugs manufactured in countries not approved under the TAA, may not be sold to the U.S. without specific regulatory approval. We have little experience with this regulation and there is a risk that drugs made from Chinese-made API may not be sold to an entity of the U.S. such as the Veterans Health Administration (“VA”) due to our inability to obtain regulatory approval. While there have been recent VA policy changes that appear to allow for sale of drugs from non-TAA approved countries, this policy may change or there may be additional policies or legislation that affect our ability to sell drug to the U.S. Government.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with the FCPA, and other anti-corruption and anti-bribery laws;
•	U.S. and foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

We are planning on using our own manufacturing facilities in China to produce roxadustat drug product, roxadustat API, and FG-5200 corneal implants. As an organization, we have limited experience in the construction, licensure, or operation of a manufacturing plant, and, accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.

In 2014, we received a Pharmaceutical Production Permit (“PPP”) for our facility in Beijing, and are currently building a manufacturing facility in Cangzhou, Hebei, in which we intend to manufacture roxadustat API for commercial use. The PPP allowed us to produce the NDA registration campaign of roxadustat in the Beijing facility according to cGMP. However, we will not receive a license for commercial manufacture of roxadustat in either facility until after NDA approval. For Cangzhou, we will first need to obtain a PPP and secure manufacturing site change approval. As an organization, we have limited experience building and licensing manufacturing facilities which must be constructed, licensed and operated in conformity with applicable cGMP, building and other requirements. There can be no assurance that we will be successful or timely in receiving licensure in Cangzhou or Beijing, either of which would be expected to delay or preclude our ability to develop and commercialize roxadustat in China and may materially adversely affect our business and operations and prospects in China.

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

We would require separate approval for the manufacture of FG-5200. In addition, we may convert our existing manufacturing process of FG-5200 to a semi-automated process which may require us to show that implants from our new manufacturing process are comparable to the implants from our existing manufacturing process. There can be no assurance that we will successfully receive licensure and maintain approval for the manufacture of FG-5200, either of which would be expected to delay or preclude our ability to develop FG-5200 in China and may materially adversely affect our business and operations and prospects in China.

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

Our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), is currently seeking approval for roxadustat in China as a Domestic Class 1 Drug, which we believe, if approved, would be the first CFDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the U.S. and Europe. Because of this largely novel regulatory pathway, the CFDA approval process may take longer than we currently expect, or the CFDA may require us to submit additional data including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could impact the CFDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the CFDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the CFDA regarding the domestic drug approval process and the clinical and manufacturing (including bio-equivalency) data currently required for approval and the timing and process of a potential approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical or manufacturing data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

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

In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. In order to prevent or mitigate any delay in commercialization, we are establishing a 5,500 square meter commercial API manufacturing facility in Cangzhou, Hebei, with the intention of being operational shortly after NDA approval. We have limited experience building and licensing manufacturing facilities which must be constructed, licensed and operated in conformity with applicable cGMP, building and other requirements. Any delays related to these regulations or our new manufacturing facility could adversely affect the cost timing of our commercialization in China.

In May 2016, China announced implementation of a three-year pilot program for the Marketing Authorization Holder System (“MAH”) in certain piloted regions. We have applied to participate in this program, and if accepted, we may be able to outsource drug product or API manufacturing to third parties. However, we cannot know if we will be accepted into the MAH program, or how long such program will be available.

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

The Chinese government is implementing a new “Two Invoices” regulation which could impact the way we structure our distributorship relationships for roxadustat in China.

The Chinese government is expected to implement a regulation for implementation in the 31 Chinese provinces. Although we expect interpretation to vary the impact of this regulation across provinces, there may be a negative impact on our current distribution plans. For example, if the new policy is implemented in its entirety as proposed, and adhered to strictly by a local province, the restrictions on pricing and invoicing and how pharmaceutical product distribution compensation in China is implemented might negatively affect the structure of the FibroGen-AstraZeneca commercial distribution plan by imposing higher costs or slowing our ability under the agreement to sell products to our principal customers. Any change in distribution would be expected to have an adverse impact on the cost of delivery of product to the end user customer, potentially raising cost of operations through the chain of distribution and potentially delaying launch or initial sales. Although we have time to prepare to some degree in advance of our commercial launch, we may not have sufficient visibility and understanding of the implementation across some or all of the various provinces, the result of which may be a delay in the planned distribution efforts and near-term potential for sales growth in China for roxadustat as we and our distribution partners understand and adjust our distribution plans in response to the new regulation.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2017, approximately $11.2 million of our cash and cash equivalents is held in China.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”). We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the EU could adversely affect us.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We upgraded our disaster and data recovery capabilities in June 2017, however, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We have broad discretion in the use of the net proceeds from our underwritten public offerings of common stock completed on April 11, 2017 (the “April 2017 Offering”)and completed on August 24, 2017 (the “August 2017 Offering”) and may not use them effectively.

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

As of January 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 27.26% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2018. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in the U.S., state and local, or various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

On December 22, 2017, the U.S. enacted the Tax Act that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2017, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the Corporate Tax Rate Change. We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 35,000 square feet subleased. The lease for our San Francisco headquarters expires in 2023. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China. Our lease in China expires in 2021. We are constructing a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported on the NASDAQ.

	High	Low
2017:
Quarter ended March 31, 2017	$26.45	$21.30
Quarter ended June 30, 2017	32.55	22.95
Quarter ended September 30, 2017	53.90	32.55
Quarter ended December 31, 2017	60.10	41.95
2016:
Quarter ended March 31, 2016	$30.50	$14.76
Quarter ended June 30, 2016	22.15	14.85
Quarter ended September 30, 2016	22.46	16.44
Quarter ended December 31, 2016	23.40	15.60

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

Stockholders

As of January 31, 2018, there were 193 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street name by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated results of operations data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The selected consolidated results of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except for per share data)
Result of Operations
Revenue:
License and milestone revenue	$96,056	$137,352	$148,093	$117,191	$94,961
Collaboration services and other revenue	29,612	42,225	32,735	20,410	7,209
Total revenue	125,668	179,577	180,828	137,601	102,170
Operating expenses:
Research and development (1)	196,517	187,206	214,089	150,794	85,710
General and administrative (1)	51,760	46,025	44,364	36,909	24,409
Total operating expenses	248,277	233,231	258,453	187,703	110,119
Loss from operations	(122,609)	(53,654)	(77,625)	(50,102)	(7,949)
Total interest and other, net	(3,273)	(8,097)	(7,912)	(9,402)	(6,994)
Loss before income taxes	(125,882)	(61,751)	(85,537)	(59,504)	(14,943)
Provision for (benefit from) income taxes	321	(71)	242	—	—
Net loss	$(126,203)	$(61,680)	$(85,779)	$(59,504)	$(14,943)
Net loss per share - basic and diluted	$(1.73)	$(0.98)	$(1.42)	$(3.17)	$(1.13)
Weighted-average number of common shares used in net loss per share - basic and diluted	72,987	62,744	60,337	18,775	13,186

(1) Stock-based compensation expense included in our results of operations:
	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Research and development	$21,807	$19,070	$16,987	$10,893	$1,925
General and administrative	15,732	13,062	10,694	7,805	1,519
Total stock-based compensation expense	$37,539	$32,132	$27,681	$18,698	$3,444

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$673,658	$173,782	$153,324	$165,455	$76,332
Short-term and long-term investments	72,566	150,407	159,567	158,633	61,833
Working capital	671,712	201,391	133,383	135,484	106,164
Total assets	898,650	469,552	470,574	483,528	296,952
Deferred revenue	120,199	114,697	97,860	70,206	36,649
Lease financing obligations	98,476	97,856	97,445	97,221	96,809
Senior preferred stock	—	—	—	—	168,436
Junior preferred stock	—	—	—	—	136,313
Accumulated deficit	(595,945)	(469,742)	(408,062)	(322,283)	(262,779)
Total stockholders' equity (deficit)	563,179	155,838	177,554	221,405	(88,708)
Non-controlling interests	19,271	19,271	19,271	19,271	27,875
Total equity (deficit)	$582,450	$175,109	$196,825	$240,676	$(60,833)

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a science-based biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of hypoxia inducible factor (“HIF”) prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab (FG-3019), a fully-human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”) is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We have taken a global approach to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). We are capitalizing on our extensive experience in fibrosis and HIF biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

Financial Highlights

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except for per share data)
Result of Operations
Revenue	$125,668	$179,577	$180,828
Operating expenses	248,277	233,231	258,453
Net loss	(126,203)	(61,680)	(85,779)
Net loss per share - basic and diluted	$(1.73)	$(0.98)	$(1.42)

		December 31, 2017	December 31, 2016
		(in thousands)
Balance Sheet
Cash and cash equivalents		$673,658	$173,782
Short-term and long-term investments		$72,566	$150,407

Our revenue for the year ended December 31, 2017 decreased compared to the prior year primarily due to the fact that, during the fourth quarter of 2017, we received a $15.0 million milestone revenue recorded under our collaboration agreements with AstraZeneca AB (“AstraZeneca”), as compared to an upfront payment of $62.0 million under our collaboration agreements with AstraZeneca and a $10.0 million development milestone revenue recorded under our collaboration agreements with Astellas Pharma Inc. (“Astellas”) during the second quarter of 2016. Our revenue decreased also due to the impact of extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”).

Operating expenses increased for the year ended December 31, 2017 compared to the prior year primarily due to $13.2 million higher employee-related expenses, $8.2 million higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, and $5.4 million higher stock-based compensation. The increases were partially offset by a total reduction of $3.6 million in assessed property tax resulted from the final assessment we obtained during 2017, as compared to a $2.9 million additional assessed property tax in 2016, and $5.8 million lower research and development outside services expense related to other HIF-PH inhibitors.

Our research and development expenses were $196.5 million, $187.2 million and $214.1 million for the years ended December, 31, 2017, 2016 and 2015, respectively. Since inception and through December 31, 2017, we have incurred a total of $1,516.2 million in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next several years and we expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. We will not generate revenue based on product sales unless and until we or one of our partners successfully complete development of and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming.

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

During the year ended December 31, 2017, we had a net loss of $126.2 million, or net loss per basic and diluted share of $1.73, as compared to a net loss of $61.7 million, or net loss per basic and diluted share of $0.98 for the prior year, primarily due to a decrease in revenue and an increase in operating expenses.

Cash and cash equivalents, and short-term and long-term investments totaled $746.2 million at December 31, 2017, an increase of $422.0 million from December 31, 2016, primarily due to the net proceeds from the follow-on offerings of $115.1 million closed in April 2017 and $356.2 million closed in August 2017, partially offset by cash used in operations.

Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat, the most advanced HIF-PH inhibitor in clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners, Astellas and AstraZeneca, continue to advance roxadustat through a global Phase 3 program to support regulatory approvals in the United States (“U.S.”), Europe, Japan, and China in both dialysis-dependent CKD (“DD-CKD”) patients and non-dialysis-dependent CKD (“NDD-CKD”) patients. For our U.S. program, we have agreed with our partner, AstraZeneca, on the timing to complete our Phase 3 studies, based on our current analysis of MACE event accrual. We now plan to complete enrollment in the second quarter of 2018, report topline results in the fourth quarter of 2018, and file the NDA for roxadustat in CKD anemia during the first half of 2019.

In 2017, we and our Chinese subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), reported topline results from our two Phase 3 CKD anemia studies in China. Primary efficacy endpoints were met in both the NDD-CKD trial and the DD-CKD trial. Results are included below in the section titled “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China”. We have also completed the 52-week safety exposure in the China Phase 3 studies, and in October 2017 submitted a new drug application for roxadustat in China for CKD anemia.

In Japan, Astellas is conducting six Phase 3 anemia studies, four in DD-CKD and two in NDD-CKD, of which three have been completed. These studies include conversion studies and studies in ESA-naïve patients, studies in hemodialysis and peritoneal dialysis, and studies comparing roxadustat to active control.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes (MDS)

We have initiated a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS patients in the United States and plan on initiating a Phase 2/3 MDS clinical trial in China in the first half of 2018.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our fully human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element of the progression of fibrosis and associated serious diseases. We are currently conducting Phase 2 trials in pancreatic cancer and DMD, and in August 2017 we completed the double-blind and comparator portions of our Phase 2 trial in IPF. Pamrevlumab has received orphan drug designation in IPF in the U.S.

In IPF, we completed the double-blind portion and the comparator sub-study of our randomized, placebo-controlled Phase 2 trial of pamrevlumab for first-line treatment of IPF in patients with mild-to-moderate disease. The sub-study examined the safety and efficacy of pamrevlumab in combination with approved therapies. Both components of the Phase 2 trial were designed to evaluate the safety of pamrevlumab and the effects of pamrevlumab on pulmonary function, extent of fibrosis and health-related quality of life. We reported topline pulmonary function and safety data from the study in the third quarter of 2017 and presented these results at the 2017 European Respiratory Society meeting.

In pancreatic cancer, we are currently conducting a randomized, active-control, neoadjuvant Phase 2 trial combining pamrevlumab with nab-paclitaxel plus gemcitabine in 37 patients with locally advanced pancreatic cancer. Interim results were reported at ASCO 2017 Gastrointestinal Cancers Symposium in San Francisco, showing an improvement in survival among patients in the combination arm, as compared to chemotherapy alone. In addition, a greater proportion of subjects treated on the combination arm containing pamrevlumab were converted from unresectable to fully resectable status. We completed enrollment in the first half of 2017 and completed the six-month treatment period at the end of 2017. Previously we performed an open-label, dose-finding Phase 2 trial in a total of 75 patients with advanced pancreatic cancer.

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

We share responsibility with Astellas for clinical development activities required for the United States (“U.S.”) and the European Union (“EU”) regulatory approval of roxadustat, and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2016, we recognized $10.0 million of revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. The amount was received in early July 2016. The aggregate amount of such consideration received through December 31, 2017 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of December 31, 2017, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million as a time based development milestone. In October 2017, the China Food and Drug Administration accepted our recently submitted NDA for registration of roxadustat for anemia in DD CKD and NDD-CKD patients. This NDA submission triggered a $15.0 million milestone payment to FibroGen by AstraZeneca, which was received and fully recognized under our revenue recognition policy as license and milestone revenue in the fourth quarter of 2017. The aggregate amount of such consideration received through December 31, 2017 totals $432.2 million.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with MDS, for which we have received approval from the China Food and Drug Administration (“CFDA”) for our clinical trial application in China for a Phase 2/3 trial and acceptance of our Investigational New Drug Application (“IND”) from the U.S. Food and Drug Administration (“FDA”) for a Phase 3 trial in the U.S. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

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

Total cash consideration received through December 31, 2017 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through December 31, 2017	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	43,200	333,500	376,700
Total AstraZeneca	432,200	1,193,500	1,625,700
Total revenue	$904,793	$1,638,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(dollars in thousands)
Revenue:
License and milestone revenue	$96,056	$137,352	$148,093	$(41,296)	(30)%	$(10,741)	(7)%
Collaboration services and other revenue	29,612	42,225	32,735	(12,613)	(30)%	9,490	29%
Total revenue	$125,668	$179,577	$180,828	$(53,909)	(30)%	$(1,251)	(1)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the relative selling price method from other consideration received (other than substantive milestone payments) during the periods. This revenue is generally recognized as deliverables are met and services are performed. Milestone revenue includes payments from milestones which are deemed to be substantive in nature and is recognized in its entirety in the period in which the milestone is achieved. License and milestone revenues represented 76%, 76% and 82% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Collaboration services include co-development services, manufacturing of clinical supplies, committee services and information sharing. Collaboration services revenues are recognized over the non-contingent performance period, ranging from 36 to 89 months. Other revenues consist primarily of collagen material sold for research purposes, and have been included with collaboration services and other revenue in the consolidated statements of operations, as they have not been material for any of the years presented. Collaboration services and other revenues represented 24%, 24% and 18% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Total revenue decreased by $53.9 million, or 30% for the year ended December 31, 2017 compared to the year ended December 31, 2016, and decreased by $1.3 million, or 1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, for the reasons discussed in the sections below.

License and Milestone Revenue

	Years Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(dollars in thousands)
License and milestone revenue:
Astellas	$15,307	$24,421	$18,701	$(9,114)	(37)%	$5,720	31%
AstraZeneca	80,749	112,931	129,392	(32,182)	(28)%	(16,461)	(13)%
Total license and milestone revenue	$96,056	$137,352	$148,093	$(41,296)	(30)%	$(10,741)	(7)%

Comparison of the years ended December 31, 2017 and 2016

License and milestone revenue decreased by $41.3 million, or 30% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to decreases in the license and milestone revenue recognized under both of our collaboration agreements with AstraZeneca and with Astellas.

License and milestone revenue recognized under our collaboration agreements with AstraZeneca decreased due to the impact of $15.0 million milestone revenue during the fourth quarter of 2017, as compared to an upfront payment of $62.0 million during the second quarter of 2016. The revenue was also impacted by the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS.

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

Collaboration Services and Other Revenue

	Years Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(dollars in thousands)
Collaboration services revenue:
Astellas	$1,578	$1,357	$2,895	$221	16%	$(1,538)	(53)%
AstraZeneca	28,010	40,738	29,731	(12,728)	(31)%	11,007	37%
Total collaboration services revenue	29,588	42,095	32,626	(12,507)	(30)%	9,469	29%
Other revenue	24	130	109	(106)	(82)%	21	19%
Total collaboration services and other revenue	$29,612	$42,225	$32,735	$(12,613)	(30)%	$9,490	29%

Comparison of the years ended December 31, 2017 and 2016

Collaboration services and other revenue decreased $12.6 million, or 30%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease in the collaboration services revenue recognized under our collaboration agreements with AstraZeneca from the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS. Collaboration services and other revenue for the year ended December 31, 2017 was also impacted by the allocation of the upfront payment of $62.0 million during the second quarter of 2016, with no corresponding milestones in the current year.

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

Collaboration services revenue recognized under our collaboration agreements with AstraZeneca increased primarily due to the fact that we had reached the cap during fourth quarter of 2015 on our initial funding obligations. Therefore during 2016, we billed 100% of our development costs, as compared to only 50% during the majority of the prior year, for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China. This increase was partially offset by a decrease in reimbursable co-development costs, as well as the decrease in allocated collaboration services revenue recognized under our collaboration agreements with AstraZeneca from the upfront payment of $62.0 million received during 2016, as compared to the upfront payment of $120.0 million during 2015.

Collaboration services revenue recognized under our collaboration agreements with Astellas decreased due to a decrease in reimbursable co-development costs allocated to collaboration services.

Operating Expenses

	Years Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(dollars in thousands)
Operating expenses
Research and development	$196,517	$187,206	$214,089	$9,311	5%	$(26,883)	(13)%
General and administrative	51,760	46,025	44,364	5,735	12%	1,661	4%
Total operating expenses	$248,277	$233,231	$258,453	$15,046	6%	$(25,222)	(10)%

Total operating expenses increased by $15.0 million, or 6%, for the year ended December 31, 2017 compared to December 31, 2016, and decreased by $25.2 million, or 10%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017, 2016 and 2015:

		Years Ended December 31,
		2017	2016	2015
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$125,144	$132,562	$151,342
Pamrevlumab	Phase 2	52,260	34,876	35,651
FG-6874	Phase 1	50	179	1,425
FG-5200	Preclinical	4,628	4,989	5,620
Other research and development expenses		14,435	14,600	20,051
Total research and development expenses		$196,517	$187,206	$214,089

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

Comparison of the years ended December 31, 2017 and 2016

Research and development expenses increased by $9.3 million, or 5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to increases in employee-related costs of $8.6 million, drug development expenses of $8.2 million and stock-based compensation of $2.7 million, partially offset by decreases in outside services of $5.8 million and allocated facility related expense of $4.5 million. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab. Employee-related costs increased due to higher headcount and higher average compensation level. Stock-based compensation increased due to cumulative impact of stock option grant activities. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors. Facility related expenses, as part of the allocated overhead costs, decreased due to the final assessment we obtained during 2017 resulting in a reduction in assessed property tax, as compared to an additional assessed property tax in 2016.

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

Comparison of the years ended December 31, 2017 and 2016

General and administrative expenses increased $5.7 million, or 12%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to increases in employee-related costs of $4.5 million and stock-based compensation expense of $2.7 million, partially offset by a decrease in facility related expense of $1.9 million. Employee-related costs increased due to higher average compensation level, higher headcount, and increased recruiting activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Facility related expenses decreased due to the final assessment we obtained during 2017 resulting in a reduction in assessed property tax, as compared to an additional assessed property tax in 2016.

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

Interest and Other, Net

	Years Ended December 31,			Change 2017 vs. 2016		Change 2016 vs. 2015
	2017	2016	2015	$	%	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(9,706)	$(10,725)	$(11,033)	$1,019	(10)%	$308	(3)%
Interest income and other, net	6,433	2,628	3,121	3,805	145%	(493)	(16)%
Total interest and other, net	$(3,273)	$(8,097)	$(7,912)	$4,824	(60)%	$(185)	2%

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

Comparison of the years ended December 31, 2017 and 2016

Interest expense decreased $1.0 million, or 10%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen Beijing during the fourth quarter of 2017.

Comparison of the years ended December 31, 2016 and 2015

Interest expense decreased $0.3 million, or 3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen Beijing during the second quarter of 2016.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, and realized gains (losses) on sales of investments.

Comparison of the years ended December 31, 2017 and 2016

Interest income and other, net increased $3.8 million, or 145%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a total of approximately $2.0 million government industry subsidies received by FibroGen Beijing during the fourth quarter of 2017, $1.7 million higher interest earned on our cash, cash equivalents and investments associated with the higher average balances, partially offset by the unrealized foreign currency translation loss on our monetary assets and liabilities denominated in foreign currency.

Comparison of the years ended December 31, 2016 and 2015

Interest income and other, net decreased $0.5 million, or 16%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to lower interest income resulting from lower average balances of investments during 2016, as well as lower realized gains on sales of investments.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Loss before income taxes	$(125,882)	$(61,751)	$(85,537)
Provision for (benefit from) income taxes	321	(71)	242
Effective tax rate	(0.3)%	0.1%	(0.3)%

The provisions for income taxes for the year end December 31, 2017 were due to foreign taxes. The benefit from income taxes for the year ended December 31, 2016 was due to the tax effect arising from unrealized gains recognized during the current year in other comprehensive income related to available-for-sale securities, partially offset by foreign taxes. The provision for income taxes for the year ended December 31, 2015 was primarily due to foreign taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our 2017 year end income tax provision with our best estimate of the impact of the Act in accordance with our understanding of the Act and guidance available as of the issuance of the consolidated financial statements. The tax rate decrease resulted in a reduction of $55.2 million in our deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance.

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

SELECTED QUARTERLY FINANCIAL DATA

The following tables present unaudited quarterly results for 2017 and 2016. These tables include all adjustments, consisting only of normal recurring adjustments that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Payments from our collaboration partners have caused, and are likely to continue to cause, fluctuations in our quarterly results. These unaudited quarterly results of operations should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (a)	$42,509	$27,272	$28,996	$26,891
Operating expenses	66,320	63,289	60,406	58,262
Net loss	(22,122)	(37,737)	(33,183)	(33,161)
Net loss per share - basic and diluted (b):	$(0.27)	$(0.50)	$(0.48)	$(0.52)

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (a)	$31,913	$30,102	$89,280	$28,282
Operating expenses	63,192	52,204	62,768	55,067
Net income (loss)	(34,001)	(24,154)	24,316	(27,841)
Net income (loss) per share (b):
Basic	(0.54)	(0.38)	0.39	(0.45)
Diluted	$(0.54)	$(0.38)	$0.35	$(0.45)

(a)

Revenue for the fourth quarter of 2017 was higher compared to other quarters due to revenue recognized on a milestone payment, and revenue for the second quarter of 2016 was higher compared to other quarters due to revenue recognized on non-contingent upfront payments, based on our revenue recognition methodology as explained in Note 2 in the notes to our consolidated financial statements.

(b)

Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income (loss) per share may not equal annual basic and diluted net income (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of convertible preferred stock and common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

On April 11, 2017, we closed an offering of our common stock. In this offering, we sold 5,228,750 shares of our common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the total offering expenses were approximately $0.6 million. On August 24, 2017, the Company completed another follow-on offering of its common stock. In this offering, the Company sold a total of 9,200,000 shares of its common stock at a public offering price of $40.75 per share. Net proceeds from this offering were $356.2 million, after deducting underwriting discounts and commissions of $18.7 million. In addition, the total offering expenses were approximately $0.4 million.

During the fourth quarter of 2017, we received and recognized a $15.0 million milestone payment under China Agreement, related to our NDA submission accepted by the China Food and Drug Administration for registration of roxadustat for anemia in DD CKD and NDD-CKD patient. During the second quarter of 2016, we received a $62.0 million upfront payment under U.S./RoW Agreement. During the second quarter of 2016, we also recognized $10.0 million milestone revenue under Japan Agreement, the amount of which was submitted in early July 2016. During the year ended December 31, 2015, we received a $120.0 million upfront payment and a $15.0 million development milestone payment under the U.S./RoW Agreement. The development milestone payment was related to the finalization of our two audited pre-clinical carcinogenicity study reports.

As of December 31, 2017, we had cash and cash equivalents of $673.7 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of December 31, 2017 we had short-term and long-term investments of $62.1 million and $10.5 million, respectively. As of December 31, 2017, a total of $32.3 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the issuance of this Annual Report on Form 10-K. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(66,513)	$7,108	$(18,571)
Investing activities	69,866	6,622	(5,868)
Financing activities	496,472	6,738	12,346
Effect of exchange rate changes on cash and cash equivalents	51	(10)	(38)
Net increase in cash and cash equivalents	$499,876	$20,458	$(12,131)

Operating Activities

Net cash used in operating activities was $66.5 million for the year ended December 31, 2017, which consisted primarily of net loss of $126.2 million, adjusted for non-cash items of $45.3 million and a net increase in operating assets and liabilities of $14.3 million. The significant non-cash items included stock-based compensation expense of $37.5 million, depreciation expense of $6.1 million and amortization of bond premium/discount of $1.8 million. The significant items in the changes in operating assets and liabilities included increases resulted from accrued expenses of $9.2 million, deferred revenue of $5.5 million, accounts receivable of $2.0 million and other long-term liabilities of $1.6 million, partially offset by decreases resulted from other assets of $2.4 million and prepaid expenses and other current assets of $1.9 million. The changes in accrued liabilities and other long-term liabilities were primarily driven by clinical trial activities and the timing of payments. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in other assets was primarily driven by the input valuation added tax accumulated during the current year and payment for the land use right fee for the commercial active pharmaceutical ingredients manufacturing facility that we are establishing in China. The change in prepaid expenses and other current assets was primarily driven by the timing of invoicing and payments.

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

Net cash provided by investing activities for the year ended December 31, 2017 was $69.9 million, which consisted of proceeds from maturities and sales of available-for-sale securities of $78.5 million, partially offset by cash used in purchases of property and equipment of $8.5 million.

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

Net cash provided by financing activities for the year ended December 31, 2017 was $496.5 million, which consisted primarily of $471.2 million of total proceeds from follow-on offerings in April and August of 2017, net of underwriting discounts and commission costs, $34.9 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $8.3 million of cash paid for payroll taxes on restricted stock unit releases.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Contractual Obligations and Commitments

Contractual Obligations

At December 31, 2017, our contractual obligations were as follows:

	Payments Due In
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$445	$465	$41	$—	$951
Lease financing obligations	14,250	29,153	28,506	12,873	84,782
Total contractual obligations	$14,695	$29,618	$28,547	$12,873	$85,733

The contractual obligations table excludes uncertain tax benefits of approximately $23.3 million that are disclosed in Note 12 in the notes to our consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the deferred tax assets.

Clinical Trials

As of December 31, 2017, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not cancelled such contracts.

Product Development Obligations

As of December 31, 2017, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $11.3 million of principal outstanding and $5.9 million of interest accrued related to the TEKES loans, respectively, which have been included as product development obligations on our consolidated balance sheet.

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

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence at December 31, 2017, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. We adopted this guidance as of January 1, 2017 and have elected to continue with our existing policy to estimate forfeitures expected to occur when calculating stock compensation expense. Upon adoption, we recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of our U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact from these retrospective adjustments was zero to our accumulated deficit. The adoption of this guidance had no impact to our consolidated financial statements for the year ended December 31, 2017.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance is effective for annual reporting period beginning after December 15, 2017, including interim periods, with early adoption permitted. While we are in the process of finalizing our assessment, we expect the impact on our consolidated financial statements to be immaterial upon the adoption of this guidance.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. While we are in the process of finalizing our assessment, we expect the impact on our consolidated financial statements to be immaterial upon the adoption of this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We have substantially completed our evaluation related to the adoption of ASU 2014-09, applying the five-step model of the new standard to our various revenue related arrangement. We have concluded that our collaboration agreements with Astellas and AstraZeneca are the only material contracts which will be impacted by the adoption of the new revenue standards. We have concluded the distinct criteria evaluated under ASC 605-25 for each performance obligation will result in a similar conclusion under the new revenue standards. With respect to milestones that were previously recognized under ASC 605-28, the milestone method is not applicable under the new revenue standards, and they are considered part of the overall arrangement consideration which will result in a deferral of revenue under the new revenue standards as part of the adoption. We will adopt the new revenue standards in the first quarter of 2018 and apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. Based on the current evaluation, we expect to record an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, a reduction in revenue of $8.4 million for the year ended December 31, 2015, and an increase in the opening accumulative deficit of $35.2 million as of January 1, 2015. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. We are still in the process of finalizing our evaluation of the effect of the new revenue standards on our historical financial statements and disclosures. As we complete our evaluation of these new revenue standards, new information may arise that could change our current understanding of the impact to revenues recognized and our views on the expected impact to the periods prior to adoption.

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

As of December 31, 2017, we had EUR 0.8 million of cash and cash equivalent and EUR 6.8 million of short-term investment that are subject to fluctuation in the exchange rate with the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates would have resulted in a gain or loss on foreign currency of approximately $0.9 million for the year ended December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2018

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$673,658	$173,782
Short-term investments	62,060	79,397
Accounts receivable ($4,004 and $4,102 from a related party)	8,452	10,448
Prepaid expenses and other current assets	4,800	2,889
Total current assets	748,970	266,516

Restricted time deposits	5,181	6,217
Long-term investments	10,506	71,010
Property and equipment, net	129,476	123,657
Other assets	4,517	2,152
Total assets	$898,650	$469,552

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$5,509	$6,223
Accrued liabilities ($272 and $1,615 to a related party)	63,781	50,914
Deferred revenue	7,968	7,988
Total current liabilities	77,258	65,125

Long-term portion of lease financing obligations	97,763	97,352
Product development obligations	17,244	14,854
Deferred rent	3,657	4,212
Deferred revenue, net of current	112,231	106,709
Other long-term liabilities	8,047	6,191
Total liabilities	316,200	294,443

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2017 and December 31, 2016; 82,498 and 63,665 shares issued and outstanding at December 31, 2017 and December 31, 2016	825	637
Additional paid-in capital	1,160,094	625,903
Accumulated other comprehensive loss	(1,795)	(960)
Accumulated deficit	(595,945)	(469,742)
Total stockholders’ equity	563,179	155,838
Non-controlling interests	19,271	19,271
Total equity	582,450	175,109
Total liabilities, stockholders’ equity and non-controlling interests	$898,650	$469,552

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
License and milestone revenue (includes $15,307, $24,421 and $18,701 from a related party)	$96,056	$137,352	$148,093
Collaboration services and other revenue (includes $1,578, $1,357 and $2,895 from a related party)	29,612	42,225	32,735
Total revenue	125,668	179,577	180,828

Operating expenses:
Research and development	196,517	187,206	214,089
General and administrative	51,760	46,025	44,364
Total operating expenses	248,277	233,231	258,453
Loss from operations	(122,609)	(53,654)	(77,625)

Interest and other, net
Interest expense	(9,706)	(10,725)	(11,033)
Interest income and other, net	6,433	2,628	3,121
Total interest and other, net	(3,273)	(8,097)	(7,912)

Loss before income taxes	(125,882)	(61,751)	(85,537)
Provision for (benefit from) income taxes	321	(71)	242
Net loss	$(126,203)	$(61,680)	$(85,779)

Net loss per share - basic and diluted	$(1.73)	$(0.98)	$(1.42)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	72,987	62,744	60,337

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(126,203)	$(61,680)	$(85,779)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,022)	532	1,662
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	1,259	140	30
Reclassification from accumulated other comprehensive loss	(72)	19	(194)
Net change in unrealized gain on available-for-sale investments	1,187	159	(164)
Other comprehensive income (loss), net of taxes	(835)	691	1,498
Comprehensive loss	$(127,038)	$(60,989)	$(84,281)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2014	59,046,296	$590	$546,247	$(3,149)	$(322,283)	$19,271	$240,676
Net loss	—	—	—	—	(85,779)	—	(85,779)
Change in unrealized loss on investments	—	—	—	(164)	—	—	(164)
Foreign currency translation adjustments	—	—	—	1,662	—	—	1,662
Shares issued from stock plans, net of payroll taxes paid	2,817,988	29	12,678	—	—	—	12,707
True up of issuance costs related to initial public offering and common stock sold by FibroGen Europe	—	—	42	—	—	—	42
Stock-based compensation	—	—	27,681	—	—	—	27,681
Warrants exercised	120,795	1	(1)	—	—	—	—
Balance at December 31, 2015	61,985,079	620	586,647	(1,651)	(408,062)	19,271	196,825
Net loss	—	—	—	—	(61,680)	—	(61,680)
Change in unrealized loss on investments	—	—	—	159	—	—	159
Foreign currency translation adjustments	—	—	—	532	—	—	532
Shares issued from stock plans, net of payroll taxes paid	1,660,759	17	7,124	—	—	—	7,141
Stock appreciation rights settled	17,855	—	—	—	—	—	—
Stock-based compensation	—	—	32,132	—	—	—	32,132
Warrants exercised	1,591	—	—	—	—	—	—
Balance at December 31, 2016	63,665,284	637	625,903	(960)	(469,742)	19,271	175,109
Net loss	—	—	—	—	(126,203)	—	(126,203)
Change in unrealized loss on investments	—	—	—	1,187	—	—	1,187
Foreign currency translation adjustments	—	—	—	(2,022)	—	—	(2,022)
Follow-on Offerings, net of underwriting discounts, commission and issuance costs	14,428,750	144	470,082	—	—	—	470,226
Shares issued from stock plans, net of payroll taxes paid	4,404,094	44	26,570	—	—	—	26,614
Stock-based compensation	—	—	37,539	—	—	—	37,539
Balance at December 31, 2017	82,498,128	$825	$1,160,094	$(1,795)	$(595,945)	$19,271	$582,450

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(126,203)	$(61,680)	$(85,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,099	6,040	5,679
Amortization of premium on investments	1,844	2,729	2,997
Unrealized loss (gain) on short-term investments	2	—	—
Gain on disposal of property and equipment	3	—	98
Stock-based compensation	37,539	32,132	27,681
Tax benefit on unrealized gain on available-for-sale securities		(211)	—
Realized gain on sales of available-for-sale securities	(143)	(37)	(203)
Changes in operating assets and liabilities:
Accounts receivable ($98, $353 and $578 from related party)	1,996	4,957	(1,952)
Prepaid expenses and other current assets	(1,911)	1,099	978
Other assets	(2,365)	(136)	(420)
Accounts payable	(714)	(298)	1,970
Accrued liabilities ($(1,343), $(430) and $(2,549) from related party)	9,196	2,965	(2,126)
Deferred revenue	5,502	16,837	27,654
Lease financing liability	1,023	814	627
Other long-term liabilities	1,619	1,897	4,225
Net cash provided by (used in) operating activities	(66,513)	7,108	(18,571)

Investing activities
Purchases of property and equipment	(8,500)	(1,252)	(1,977)
Proceeds from sale of property and equipment	5	—	2
Purchases of available-for-sale securities	(169)	(9,041)	(41,736)
Proceeds from sales of available-for-sale securities	21,109	4,298	15,342
Proceeds from maturities of available-for-sale securities	57,421	12,617	22,501
Net cash provided by (used in) investing activities	69,866	6,622	(5,868)

Financing activities
Repayments of lease liability	(403)	(403)	(403)
Proceeds from follow-on offerings, net of underwriting discounts and commission costs	471,205	—	—
Cash paid for payroll taxes on restricted stock unit releases	(8,296)	(2,740)	(2,243)
Proceeds from issuance of common stock	34,910	9,881	14,992
Payments of deferred offering costs	(944)	—	—
Net cash provided by financing activities	496,472	6,738	12,346
Effect of exchange rate change on cash and cash equivalents	51	(10)	(38)
Net increase (decrease) in cash and cash equivalents	499,876	20,458	(12,131)
Total cash and cash equivalents at beginning of period	173,782	153,324	165,455
Total cash and cash equivalents at end of period	$673,658	$173,782	$153,324

Supplemental cash flow information:
Interest payments	255	295	335
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	3,781	356	931
Deferred offering costs recorded in accounts payable and accrued liabilities	35	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics agents to treat serious unmet medical needs. The Company’s focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. The Company’s most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”). Pamrevlumab, or FG-3019, is the Company’s monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”) and liver fibrosis. The Company has taken a global approach with respect to the development and future commercialization of its product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). The Company is capitalizing on its extensive experience in fibrosis and HIF biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

On April 11, 2017, the Company closed a follow-on offering of its common stock. In this offering, the Company sold 5,228,750 shares of its common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the offering expenses were approximately $0.6 million in total. On August 24, 2017, the Company completed another follow-on offering of its common stock. In this offering, the Company sold a total of 9,200,000 shares of its common stock at a public offering price of $40.75 per share. Net proceeds from this offering were $356.2 million, after deducting underwriting discounts and commissions of $18.7 million. In addition, the offering expenses were approximately $0.4 million in total.

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

Based upon the current status of, and plans for, its product development, the Company believes that its existing cash and cash equivalents and its short term and long term investments, in addition to expected milestone payments related to certain collaboration agreements, will be adequate to satisfy the Company’s capital needs through at least the next 12 months from the issuance of the consolidated financial statements. However, the process of developing and commercializing products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory approvals. These costs, together with the Company’s general and administrative expenses, are expected to result in operating losses until the commercialization of the Company’s products or partner collaborations generate sufficient revenue to cover expenses. To achieve sustained profitability, the Company, alone or with others, must successfully develop its product candidates, obtain required regulatory approvals and successfully manufacture and market its products.

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

	December 31,
	2017	2016
Astellas Pharma Inc. (“Astellas”)—Related party	47%	39%
AstraZeneca AB (“AstraZeneca”)	53%	61%

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less and that are used in the Company’s cash management activities at the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts, various deposit accounts, and money market funds. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits as of December 31, 2017 and 2016 totaled $5.2 million and $6.2 million, respectively. As of December 31, 2017, a total of $32.3 million of the Company’s cash and cash equivalents is held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

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

Stock-Based Compensation

The Company maintains equity incentive plans under which incentive and nonqualified stock options are granted to employees and non-employee consultants. Compensation expense relating to non-employee stock options has not been material for all the periods presented.

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

Recently Issued and Adopted Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this guidance as of January 1, 2017 and has elected to continue with its existing policy to estimate forfeitures expected to occur when calculating stock compensation expense. Upon adoption, the Company recorded a retrospective increase of $19.5 million in deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets, as substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance. As such, the net impact from these retrospective adjustments was zero to the Company’s accumulated deficit. The adoption of this guidance had no impact to the Company’s consolidated financial statements for the year ended December 31, 2017.

Recently Issued Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance is effective for annual reporting period beginning after December 15, 2017, including interim periods, with early adoption permitted. While the Company is in the process of finalizing its assessment, it expects the impact on its consolidated financial statements to be immaterial upon the adoption of this guidance.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. While the Company is in the process of finalizing its assessment, it expects the impact on its consolidated financial statements to be immaterial upon the adoption of this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has substantially completed its evaluation related to the adoption of ASU 2014-09, applying the five-step model of the new standard to its various revenue related arrangement. The Company has concluded that its collaboration agreements with Astellas Pharma Inc. and AstraZeneca AB are the only material contracts which will be impacted by the adoption of the new revenue standards. The Company has concluded the distinct criteria evaluated under ASC 605-25 for each performance obligation will result in a similar conclusion under the new revenue standards. With respect to milestones that were previously recognized under ASC 605-28, the milestone method is not applicable under the new revenue standards, and they are considered part of the overall arrangement consideration which will result in a deferral of revenue under the new revenue standards as part of the adoption. The Company will adopt the new revenue standards in the first quarter of 2018 and apply the full retrospective method to restate each prior reporting period presented in the consolidated financial statements. Based on the current evaluation, the Company expects to record an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, a reduction in revenue of $8.4 million for the year ended December 31, 2015, and an increase in the opening accumulative deficit of $35.2 million as of e January 1, 2015. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of finalizing its evaluation of the effect of the new revenue standards on the Company’s historical financial statements and disclosures. As the Company completes its evaluation of these new revenue standards, new information may arise that could change the Company's current understanding of the impact to revenues recognized and its views on the expected impact to the periods prior to adoption.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”), for which the Company has received approval from the China Food and Drug Administration for its clinical trial application for a Phase 2/3 trial and acceptance of its Investigational New Drug Application from the U.S. Food and Drug Administration for a Phase 3 trial. As a result, for revenue recognition purposes, during the third quarter of 2016, the Company extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

In October 2017, the China Food and Drug Administration accepted the Company’s recently submitted New Drug Application (“NDA”) for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (NDD-CKD) patients. This NDA submission triggered a $15.0 million milestone payment to the Company by AstraZeneca, which has been received and fully recognized under the Company’s current revenue recognition policy as license and milestone revenue in the fourth quarter of 2017.

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

For the Astellas agreements, the Company allocated arrangement consideration to various units of accounting based on BESP of each deliverable within each unit of accounting using the relative selling price method as the Company did not have VSOE or TPE of selling price for such deliverables. Arrangement consideration includes non-contingent upfront payments of $360.1 million and cumulative co-development billings of $151.7 million (for Europe Agreement) as of December 31, 2017.

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

Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events.

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

Amounts recognized as revenue under the Japan Agreement are shown below (in thousands):

		Years Ended December 31,
Agreement	Deliverable	2017	2016	2015
Japan	License	$1,310	$3,465	$1,024
	Milestones	—	10,000	—
	Total license and milestone revenue	$1,310	$13,465	$1,024
	Collaboration services revenue*	$64	$166	$198

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

The total arrangement consideration has been allocated to each of the following deliverables under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through December 31, 2017	Deferred Revenue at December 31, 2017	Total Consideration Through December 31, 2017
License	$47,020	$—	$47,020
When and if available compounds	25	24	49
Manufacturing--clinical supplies	2,180	—	2,180
Committee services	21	—	21
Total license and collaboration services revenue	$49,246	$24	$49,270

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Years Ended December 31,
Agreement	Deliverable	2017	2016	2015
Europe	License	$13,997	$10,956	$17,677
	Milestones	—	—	—
	Total license and milestone revenue	$13,997	$10,956	$17,677
	Collaboration services revenue*	$1,514	$1,191	$2,697

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

The total arrangement consideration has been allocated to each of the following deliverables under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through December 31, 2017	Deferred Revenue at December 31, 2017	Total Consideration Through December 31, 2017
License	$426,270	$—	$426,270
When and if available compounds	423	388	811
Manufacturing--clinical supplies	10,210	—	10,210
Development services--in progress	34,153	—	34,153
Committee services	295	—	295
Total license and collaboration services revenue	$471,351	$388	$471,739

Amounts recognized as revenue under the U.S./RoW and China Agreements were as follows (in thousands):

		Years Ended December 31,
Agreement	Deliverable	2017	2016	2015
U.S. / RoW and China	License	$65,749	$112,931	$114,392
	Milestones	15,000	—	15,000
	Total license and milestone revenue	$80,749	$112,931	$129,392
	Collaboration services revenue*	$28,010	$40,738	$29,731
	China single unit of accounting**	$—	$—	$—

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

The total arrangement consideration has been allocated to each of the following deliverables under the U.S./RoW and China Agreements, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through December 31, 2017	Deferred Revenue at December 31, 2017	Total Consideration Through December 31, 2017
License	$468,446	$—	$468,446
Co-development, information sharing & committee services	118,679	23,744	142,423
Manufacturing--clinical supplies	463	24	487
China-single unit of accounting	—	96,019	96,019
Total license and collaboration services revenue	$587,588	$119,787	$707,375

Other Revenues

Other revenues consist primarily of collagen material sold for research purposes. Other revenues were immaterial for each of the three years ended December 31, 2017.

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$53,943	$—	$53,943
Bond and mutual funds	18,402	—	—	18,402
Equity investments	221	—	—	221
Money market funds	569,942	—	—	569,942
Total	$588,565	$53,943	$—	$642,508

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$126,683	$—	$126,683
Bond and mutual funds	22,462	—	—	22,462
Equity investments	225	—	—	225
Money market funds	94,543	—	—	94,543
Certificate of deposits	—	1,037	—	1,037
Total	$117,230	$127,720	$—	$244,950

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,476	$98,476

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$97,856	$97,856

The fair value of the Company’s financial liabilities were each derived by using an income approach which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for the years ended December 31, 2017, 2016 or 2015.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2017	2016
Cash	$103,716	$79,239
Money market funds	569,942	94,543
Total cash and cash equivalents	$673,658	$173,782

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$19,497	$18,533
Computer equipment	6,006	5,678
Furniture and fixtures	5,575	5,533
Leasehold improvements	93,758	93,564
Building shell (Refer to Note 8)	53,879	53,879
Construction in progress	10,402	109
Total property and equipment	$189,117	$177,296
Less: accumulated depreciation	(59,641)	(53,639)
Property and equipment, net	$129,476	$123,657

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $6.1 million, $6.0 million, and $5.7 million, respectively.

Investments

All investments are classified as available-for-sale. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$53,985	$4	$(46)	$53,943
Bond and mutual funds	17,249	1,153	—	18,402
Equity investments	126	95	—	221
Total investments	$71,360	$1,252	$(46)	$72,566

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$126,550	$182	$(49)	$126,683
Certificate of deposits	1,037	—	—	1,037
Bond and mutual funds	22,305	157	—	22,462
Equity investments	125	100	—	225
Total investments	$150,017	$439	$(49)	$150,407

The contractual maturities of available-for-sale investments were as follows (in thousands):

December 31, 2017
Within one year	$53,943
After one year through four years	—
Total debt investments	53,943
Bond and mutual funds	18,402
Equity investments	221
Total investments	$72,566

Available-for-sale investments are reported at fair value and as such, their associated unrealized gains and losses are reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Preclinical and clinical trial accruals	$32,321	$29,550
Payroll and related accruals	18,810	14,232
Property taxes and other	4,201	451
Professional services	1,991	1,252
Other	6,458	5,429
Total accrued liabilities	$63,781	$50,914

6.	Product Development Obligations

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2017 and 2016, the Company had $11.3 million and $9.9 million of principal outstanding, respectively, and $5.9 million and $4.9 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

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

8.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2017 are as follows (in thousands):

Year Ending	Operating Leases
2018	$445
2019	310
2020	155
2021	25
2022	16
Total minimum payments	$951

Facility Lease Financing Obligations

FibroGen, Inc.

In September 2006, the Company entered into a long-term property lease with Shorenstein Properties LLC (“Alexandria” or “landlord”) providing the Company with 234,249 square feet of space for an initial term of 15 years. Upon signing, a stand-by letter of credit was established in the amount of $7.3 million which has been included in restricted time deposits. Starting the fourth quarter of 2016, on an annual basis, 1/8th of this letter of credit was released. As a result, the restriction of a $1.0 million was removed, and the amount was reclassified from restricted time deposits to short-term investment during the fourth quarter of 2016 and 2017, respectively. The agreement included an expansion option to occupy part of an adjacent building within 31 months of the lease commencement date of November 20, 2008. In June 2012, the Company gave notice to its landlord that it would not exercise this expansion option, which resulted in a $5.0 million payment liability to the landlord which is being financed over the remaining lease term of its lease.

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

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2017 are as follows (in thousands):

Year Ending	Lease financing obligations
2018	$14,250
2019	14,466
2020	14,687
2021	14,171
2022	14,335
Thereafter	12,873
Total minimum payments	$84,782

Apart from the property leases with Alexandria and BDA Management Committee, rent expense for leased facilities under operating lease commitments was $3.0 million, $2.8 million, and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company received sublease income of $3.9 million, $3.8 million, and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were recorded as a reduction of research and development expenses and general and administrative expenses for the respective periods.

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

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2017 and 2016, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock.

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

FibroGen China

FibroGen China had 6,758,000 Series A Preference Shares outstanding as of December 31, 2017 and 2016, respectively. The holders of the FibroGen China Series A Preference Shares have the following rights, preferences and privileges:

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

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2017 and 2016. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary. Upon the initial public offering and as described above, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

Common Stock

Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSUs grant and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2017	2016
Common stock outstanding	82,498	63,665
Stock options outstanding	11,550	13,660
RSUs outstanding	1,562	1,211
Common stock warrants outstanding	4	4
Shares reserved for future stock options and RSUs grant	4,190	4,032
Shares reserved for future ESPP offering	2,024	1,638
Total shares of common stock reserved	101,828	84,210

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

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2017, the Company has reserved 4,190,412 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2017 and 2016, no shares of Common Stock were subject to repurchase by the Company.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	13,660	$11.35
Granted	1,923	26.95
Exercised	(3,827)	8.10
Expired	(34)	24.58
Forfeited	(172)	22.05
Outstanding at December 31, 2017	11,550	14.82	5.80	$376,670
Vested and expected to vest, December 31, 2017	11,550	14.82	5.80	376,670
Exercisable at December 31, 2017	8,319	$10.98	4.71	$303,049

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $111.9 million, $17.9 million, and $48.7 million, respectively.

The following table summarizes RSU activity:

	Shares (In thousands)	Fair Value at Grant
Unvested at December 31, 2016	1,211	$21.60
Granted	978	26.59
Vested	(563)	21.34
Forfeited	(64)	23.34
Unvested at December 31, 2017	1,562	$24.75

Among the vested RSUs during the year ended December 31, 2017, 326,626 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2017, 2016 and 2015 was $26.59, $19.37 and $29.66, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP which became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year commencing January 1, 2016 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 250,834 shares, 266,720 shares and 315,385 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2017, 2016 and 2015, respectively.

The expected term of 2014 ESPP shares is the average of the remaining purchase periods under each offering period.

Stock-Based Compensation

Stock-based compensation expense allocated to research and development and general and administrative expense for the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$21,807	$19,070	$16,987
General and administrative	15,732	13,062	10,694
Total stock-based compensation expense	$37,539	$32,132	$27,681

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

Expected Volatility. While the Company considers its historical data regarding the volatility of its Common Stock, the expected volatility is currently based upon the historical volatility of comparable public entities. In evaluating comparable companies, the Company considered factors such as industry, stage of life cycle, size and duration as a public company.

Risk-Free Interest Rate. Expressed as a weighted-average, the risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2017	2016	2015
Stock Options
Expected term (in years)	5.7	5.3	5.2
Expected volatility	71.5%	69.9%	69.9%
Risk-free interest rate	2.2%	1.4%	1.7%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$16.96	$11.49	$16.12

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.4 - 2.0
Expected volatility	52.8 - 77.2%	61.9 - 80.7%	58.5 - 69.0%
Risk-free interest rate	0.5 - 1.6%	0.2 - 1.0%	0.1 - 0.6%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$9.41	$9.94	$13.03

As of December 31, 2017, there was $37.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.39 years. As of December 31, 2017, there was $29.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs granted that will be recognized on a straight-line basis over the weighted-average period of 2.70 years.

Warrants

The following warrants to purchase shares of Common Stock were issued in connection with certain facility and equipment lease financing arrangements and are outstanding at December 31, 2017:

Year of Issuance	Number of Shares	Exercise Price per Share	Reason for Issuance	Expiration Date
2000	4,430	$15.00	Issued in connection with lease agreement	Five years after initial public offering or upon merger or sale of the Company’s assets, whichever occurs first
	4,430

10.	Net Loss Per Share

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three years presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Employee stock options	11,550	13,660	13,583
RSUs outstanding	1,562	1,211	865
Warrants	4	4	7
	13,116	14,875	14,455

11.	FibroGen, Inc. 401(k) Plan

Substantially all of the Company’s full-time United States of America-based employees are eligible to make contributions to the Company’s 401(k) Plan. Under this plan, participating employees may defer up to 60% of their pretax salary during the year, but not more than statutory limits. The Company may elect to match employee contributions. Matching contributions of $2.5 million, $2.3 million and $2.5 million were made during years ended December 31, 2017, 2016 and 2015, respectively.

12.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$(101,234)	$(38,156)	$(66,411)
Foreign	(24,648)	(23,595)	(19,126)
Loss before provision for income taxes	$(125,882)	$(61,751)	$(85,537)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	2	2	2
Foreign	319	139	240
Total current	$321	$141	$242
Deferred:
Federal	$—	$(212)	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$(212)	$—
Total provision for (benefit from) income taxes	$321	$(71)	$242

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	34.0%	34.0%	34.0%
State tax	—%	—%	—%
Stock-based compensation expense	18.5%	(7.9)%	(4.6)%
Change in deferred tax assets due to rate change	43.9%	—%	—%
Change in valuation allowance due to rate change	(43.9)%	—%	—%
Net operating losses not benefitted	(43.8)%	(12.9)%	(21.7)%
Foreign net operating losses benefitted	(6.7)%	(13.0)%	(7.6)%
Orphan drug credit	(2.0)%	—%	—%
Other	(0.3)%	(0.1)%	(0.4)%
Total	(0.3)%	0.1%	(0.3)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Federal and state net operating loss carryforwards	$71,256	$42,900
Tax credit carryforwards	39,488	29,846
Foreign net operating loss carryforwards	15,052	11,704
Stock-based compensation	7,835	11,231
Lease obligations	2,737	4,414
Reserves and accruals	4,851	5,465
Deferred revenue	18,103	22,909
Other	420	741
Subtotal	159,742	129,210
Less: Valuation allowance	(159,540)	(128,995)
Net deferred tax assets	202	215

Fixed assets	(181)	(122)
Other	(21)	(93)
Net deferred tax liabilities	(202)	(215)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $30.5 million, $12.3 million and $22.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2017, the Company had net operating loss carryforwards available to offset future taxable income of approximately $306.0 million and $143.4 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2018 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $63.5 million which expire between 2018 and 2027 if not utilized.

At December 31, 2017, the Company had approximately $38.8 million of federal and $22.9 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2018 and the California research credits have no expiration dates.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as. The Company has calculated its best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and guidance available as of the issuance of the consolidated financial statements. The tax rate decrease resulted in a reduction of $55.2 million in the Company’s deferred tax assets, and a corresponding decrease of the same amount in the valuation allowance against these deferred tax assets, as substantially all of the Company’s U.S. and foreign deferred tax assets, net of deferred tax liabilities, are subject to a full valuation allowance.

Due to the adoption of ASU 2016-09 in 2017, the Company recorded a retrospective increase of $19.5 million in the deferred tax assets for previously unrecognized excess tax benefits that existed as of December 31, 2016, and a corresponding increase of $19.5 million in the valuation allowance against these deferred tax assets. In addition, all excess tax benefits and deficiencies are recognized as income tax expense and will result in increased volatility in the Company’s income tax.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2017 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $23.3 million as of December 31, 2017. Approximately $0.4 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2017 and 2016 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2017 is as follows (in thousands):

Federal and State
Balance as of December 31, 2014	$19,122
Decrease due to prior positions	(2,382)
Increase due to current year position	7,473
Balance as of December 31, 2015	24,213
Decrease due to prior positions	(7,109)
Increase due to current year position	2,550
Balance as of December 31, 2016	19,654
Increase due to prior positions	303
Increase due to current year position	5,448
Decrease due to U.S. tax rate change	(2,044)
Balance as of December 31, 2017	$23,361

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2008 to 2017. The Company is not currently under audit in any tax jurisdiction.

13.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2017, 2016 and 2015, the Company recorded revenue related to collaboration agreements with Astellas of $16.9 million, $25.8 million, and $21.6 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recorded expense related to collaboration agreements with Astellas of $1.0 million, $6.4 million and $9.8 million, respectively.

As of December 31, 2017 and 2016, accounts receivable from Astellas were $4.0 million and $4.1 million, respectively, and amounts due to Astellas were $0.3 million and $1.6 million, respectively. The amounts due are included in accrued liabilities on the consolidated balance sheets.

Julian N. Stern, a director of the Company from November 1996 through June 2017, is currently serving as corporate secretary of the Company and is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining as counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. There was no payment to Goodwin Procter LLP during the year ended December 31, 2017. During the year ended December 31, 2016, the Company’s payment to Goodwin Procter LLP was immaterial. During the year ended December 31, 2015, the Company made payments to Goodwin Procter LLP of $0.4 million. There was no accrued liability due to Goodwin Procter LLP in the consolidated balance sheet as of December 31, 2017 or 2016.

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

Geographic Revenues

Geographic revenues, which are based on the bill to region, are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Europe	$108,759	$153,669	$159,123
Japan (related party)	16,885	25,778	21,596
All other	24	130	109
Total revenue	$125,668	$179,577	$180,828

Geographic Long-Lived Assets

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2017	2016
United States	$107,228	$109,886
China	22,248	13,771
Total property and equipment	$129,476	$123,657

Customer Concentration

Substantially all of the Company’s revenues to date have been generated from the following collaboration partners that respectively accounted for more than 10% of the Company’s total revenue and accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2017	2016	2015	2017	2016
Astellas—Related party	13%	14%	12%	47%	39%
AstraZeneca	87%	86%	88%	53%	61%

Schedule II: Valuation and Qualifying Accounts

(in thousands)

		Charged	Charged
	Balance at	(Credited)	to Other
	Beginning of	to Statement	Accounts -	Deductions,	Balance at
	Year	of Operation	Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2017	$128,995	$11,039	$19,506	$—	$159,540
Year ended December 31, 2016	$116,718	$12,277	$—	$—	$128,995
Year ended December 31, 2015	$94,731	$21,987	$—	$—	$116,718

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2017, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation of our internal control over financial reporting, management concluded that, our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II is included on page 181. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed below. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this table for a listing of cross-reference documents.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/1/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/1/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/1/2014

4.5	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.6	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1(i)+	FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(i)	10/1/2014

10.1(ii)+	Forms of stock option agreement, restricted stock purchase agreement and stock appreciation right agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(ii)	10/1/2014

10.1(iii)+	Form of stock option agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan applicable to options exchanged pursuant to FibroGen, Inc.’s 2010 amendment and exchange offer.	S-1	333-199069	10.3(iii)	10/1/2014

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

		S-1	333-199069	10.3(v)	10/1/2014

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	10-K	001-36740	10.5	3/26/2015

10.5+	FibroGen, Inc. 2018 Bonus Plan.	8-K	—	10.5	2/16/2018

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.9	11/8/2017

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	S-1/A	333-199069	10.17	10/23/2014

10.16†	Amended and Restated License, Development and Commercialization Agreement by and between Registrant and AstraZeneca AB, effective as of July 30, 2013.	10-Q/A	001-36740	10.16	12/14/2017

10.17†	License Agreement by and between FibroGen, Inc. and the University of Miami and its School of Medicine, dated as of May 23, 1997.	S-1	333-199069	10.19	10/1/2014

10.18†	First Amendment to May 23, 1997 License Agreement by and between FibroGen, Inc. and University of Miami, effective as of July 29, 1999.	S-1	333-199069	10.20	10/1/2014

10.19	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.20	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.21†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	S-1	333-199069	10.23	10/1/2014

10.22†	License Agreement by and between FibroGen, Inc. and the Dana-Farber Cancer Institute, Inc., effective as of March 29, 2006.	S-1	333-199069	10.24	10/1/2014

10.23	Amendment No. 1 to License agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of February 28, 2006.	S-1	333-199069	10.25	10/1/2014

10.24	Amendment No. 2 to License Agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of March 14, 2006.	S-1	333-199069	10.26	10/1/2014

10.25+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.26(i)†	Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 29, 2007.	S-1	333-199069	10.28(i)	10/1/2014

10.26(ii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 26, 2008.	S-1	333-199069	10.28(ii)	10/1/2014

10.26(iii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 18, 2008.	S-1	333-199069	10.28(iii)	10/1/2014

10.26(iv)†	Amendment No. 1 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 28, 2009.	S-1	333-199069	10.28(iv)	10/1/2014

10.26(v)†	Amendment No. 3 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 5, 2010.	S-1	333-199069	10.28(v)	10/1/2014

10.26(vi)†	Amendment No. 4 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 24, 2011.	S-1	333-199069	10.28(vi)	10/1/2014

10.26(vii)†	Amendment No. 5 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of April 15, 2011.	S-1	333-199069	10.28(vii)	10/1/2014

10.26(viii)†	Amendment No. 6 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 26, 2011.	S-1	333-199069	10.28(viii)	10/1/2014

10.26(ix)†	Amendment No. 7 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 1, 2012.	S-1	333-199069	10.28(ix)	10/1/2014

10.26(x)†	Amendment No. 8 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 10, 2012.	S-1	333-199069	10.28(x)	10/1/2014

10.26(xi)†	Amendment No. 9 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 26, 2012.	S-1	333-199069	10.28(xi)	10/1/2014

10.26(xii)†	Amendment No. 10 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 21, 2013.	S-1	333-199069	10.28(xii)	10/1/2014

10.26(xiii)†	Amendment No. 11 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 9, 2013.	S-1	333-199069	10.28(xiii)	10/1/2014

10.26(xiv)†	Amendment No. 12 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 1, 2013.	S-1	333-199069	10.28(xiv)	10/1/2014

10.26(xv)†	Amendment No. 13 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 6, 2014.	S-1	333-199069	10.28(xv)	10/1/2014

10.26(xvi)†	Amendment No. 14 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 5, 2014.	S-1	333-199069	10.28(xvi)	10/1/2014

10.26(xvii)†	Amendment No. 15 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of October 20, 2014.	10-Q	001-36740	10.28(xvii)	11/12/2015

10.26(xviii)†	Amendment No. 16 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xviii)	11/12/2015

10.26(xix)†	Amendment No. 17 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xix)	11/12/2015

10.26(xx)†	Amendment No. 18 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 15, 2015.	10-Q	001-36740	10.28(xx)	11/12/2015

10.26(xxi)†	Amendment No. 19 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 1, 2015.	10-Q	001-36740	10.28(xxi)	11/12/2015

10.26(xxii)†	Amendment No. 20 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 1, 2015.	10-Q	001-36740	10.28(xxii)	11/12/2015

10.26(xxiii)†	Amendment No. 21 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 29, 2015.	10-Q	001-36740	10.28(xxiii)	11/12/2015

10.26(xxiv)†	Amendment No. 23 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of September 1, 2015.	10-Q	001-36740	10.28(xxiv)	11/12/2015

10.26(xxv)†	Amendment No. 22 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of April 14, 2016.	10-Q	001-36740	10.26(xxv)	8/8/2016

10.26(xxvi)†

Amendment No. 24 to the Process Development and Clinical Supply Agreement, by and between Fibrogen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, retroactively effective as of September 15, 2015.

		10-Q	001-36740	10.26(xxvi)	8/8/2016

10.26(xxvii)†

Amendment No. 25 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, retroactively effective as of October 15, 2015.

		10-Q	001-36740	10.26(xxvii)	8/8/2016

10.26(xxviii)†	Amendment No. 26 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of June 30, 2016.	10-Q	001-36740	10.26(xxviii)	8/8/2016

10.26(xxix)†	Amendment No. 27 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of July 25, 2016.	10-Q	001-36740	10.26(xxix)	11/8/2016

10.26(xxx)†	Amendment No. 28 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 22, 2016.	10-Q	001-36740	10.26(xxx)	11/8/2016

10.26(xxxi)†	Amendment No. 29 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxi)	3/1/2017

10.26(xxxii)†	Amendment No. 30 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxii)	3/1/2017

10.26(xxxiii)†	Amendment No. 31 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of March 2, 2017	10-Q	001-36740	10.26(xxxiii)	5/9/2017

10.26(xxxiv)*†	Amendment No. 32 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	—	—	—	—

10.26(xxxv)*†	Work Order No. 1 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	—	—	—	—

10.27†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017	10-Q	001-36740	10.32	5/9/2017

10.28+	Offer Letter, by and between FibroGen, Inc. and Frank Valone, dated as of November 3, 2008.	S-1	333-199069	10.29	10/1/2014

10.29+	Offer Letter, by and between FibroGen, Inc. and K. Peony Yu, dated as of November 21, 2008.	S-1	333-199069	10.30	10/1/2014

10.30+	Offer Letter, by and between FibroGen, Inc. and Pat Cotroneo, dated as of October 23, 2000.	S-1	333-199069	10.31	10/1/2014

10.31+	Form of Change in Control and Severance Agreement by and between FibroGen, Inc. and its officers.	S-1/A	333-199069	10.32	10/24/2014

10.32+	Form of Executive Officer Change in Control and Severance Agreement	10-Q	001-36740	10.33	5/9/2017

10.33+	FibroGen, Inc. Non-Employee Director Compensation Plan, as amended.	10-Q	001-36740	10.4	5/9/2016

21.1	Subsidiaries of FibroGen, Inc.	S-1/A	333-199069	21.1	10/24/2014

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	XBRL Instance Document	—	—	—	—

101.SCH*	XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
†	Confidential Treatment Requested.
+	Indicates a management contract or compensatory plan.
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

FIBROGEN, INC.

Date: February 27, 2018	By:	/s/ Thomas B. Neff
Thomas B. Neff Chief Executive Officer

Date: February 27, 2018	By:	/s/ Pat Cotroneo
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

Signature	Title	Date

/s/ Thomas B. Neff	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2018
Thomas B. Neff

/s/ Pat Cotroneo	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Pat Cotroneo

/s/ Jeffrey L. Edwards	Director	February 27, 2018
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	February 27, 2018
Jeffrey W. Henderson

/s/ Thomas F. Kearns Jr.	Director	February 27, 2018
Thomas F. Kearns Jr.

/s/ Kalevi Kurkijärvi, Ph.D.	Director	February 27, 2018
Kalevi Kurkijärvi, Ph.D.

/s/ Gerald Lema	Director	February 27, 2018
Gerald Lema

/s/ Rory B. Riggs	Director	February 27, 2018
Rory B. Riggs

/s/ Roberto Pedro Rosenkranz, Ph.D. M.B.A.	Director	February 27, 2018
Roberto Pedro Rosenkranz, Ph.D. M.B.A.

/s/ Jorma Routti, Ph.D.	Director	February 27, 2018
Jorma Routti, Ph.D.

/s/ James A. Schoeneck	Director	February 27, 2018
James A. Schoeneck

/s/ Toshinari Tamura, Ph.D.	Director	February 27, 2018
Toshinari Tamura, Ph.D.