Form 10-Q
period 2018-03-31
FIBROGEN INC
filed 2018-05-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding as of April 30, 2018 was 83,522,252.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$659,007	$673,658
Short-term investments	44,761	62,060
Accounts receivable ($4,452 and $4,004 from a related party)	9,975	8,452
Prepaid expenses and other current assets	3,420	4,800
Total current assets	717,163	748,970

Restricted time deposits	5,181	5,181
Long-term investments	10,506	10,506
Property and equipment, net	129,880	129,476
Other assets	4,881	4,517
Total assets	$867,611	$898,650

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$3,549	$5,509
Accrued liabilities ($592 and $272 to a related party)	62,859	63,781
Deferred revenue	16,934	16,670
Total current liabilities	83,342	85,960

Long-term portion of lease financing obligations	97,620	97,763
Product development obligations	17,824	17,244
Deferred rent	3,503	3,657
Deferred revenue, net of current	137,972	138,241
Other long-term liabilities	8,561	8,047
Total liabilities	348,822	350,912

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2018 and December 31, 2017; 83,421 and 82,498 shares issued and outstanding at March 31, 2018 and December 31, 2017	834	825
Additional paid-in capital	1,173,109	1,160,094
Accumulated other comprehensive loss	(3,622)	(1,795)
Accumulated deficit	(670,803)	(630,657)
Total stockholders’ equity	499,518	528,467
Non-controlling interests	19,271	19,271
Total equity	518,789	547,738
Total liabilities, stockholders’ equity and non-controlling interests	$867,611	$898,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(Note 1)
Revenue:
License revenue (includes $0 and $0 from a related party)	$—	$—
Development and other revenue (includes $5,172 and $4,686 from a related party)	31,925	29,442
Total revenue	31,925	29,442

Operating expenses:
Research and development	56,974	46,732
General and administrative	15,550	11,530
Total operating expenses	72,524	58,262
Loss from operations	(40,599)	(28,820)

Interest and other, net
Interest expense	(2,769)	(2,375)
Interest income and other, net	2,071	645
Total interest and other, net	(698)	(1,730)

Loss before income taxes	(41,297)	(30,550)
Provision for income taxes	99	60
Net loss	$(41,396)	$(30,610)

Net loss per share - basic and diluted	$(0.50)	$(0.48)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	82,863	64,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(Note 1)
Net loss	$(41,396)	$(30,610)
Other comprehensive income (loss):
Foreign currency translation adjustments	(527)	(255)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(50)	179
Reclassification from accumulated other comprehensive loss	—	16
Net change in unrealized gain on available-for-sale investments	(50)	195
Other comprehensive loss, net of taxes	(577)	(60)
Comprehensive loss	$(41,973)	$(30,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(Note 1)
Operating activities
Net loss	$(41,396)	$(30,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,519	1,525
Amortization of premium on investments	277	613
Unrealized loss (gain) on short-term investments	(165)	1
Gain on disposal of property and equipment	—	(4)
Stock-based compensation	10,878	8,409
Realized gain on sales of available-for-sale securities	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,523)	3,200
Prepaid expenses and other current assets	1,380	(2,943)
Other assets	(364)	(833)
Accounts payable	(1,960)	(3,273)
Accrued liabilities	(1,066)	(1,916)
Deferred revenue	(5)	(1,196)
Lease financing liability	14	335
Other long-term liabilities	448	(413)
Net cash used in operating activities	(31,963)	(27,135)

Investing activities
Purchases of property and equipment	(1,837)	(636)
Proceeds from sale of property and equipment	—	5
Purchases of available-for-sale securities	(44)	(30)
Proceeds from sales of available-for-sale securities	—	10,205
Proceeds from maturities of available-for-sale securities	17,180	13,864
Net cash provided by investing activities	15,299	23,408

Financing activities
Repayments of lease liability	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(6,813)	(2,424)
Proceeds from issuance of common stock	8,959	3,099
Net cash provided by financing activities	2,045	574
Effect of exchange rate change on cash and cash equivalents	(32)	(31)
Net decrease in cash and cash equivalents	(14,651)	(3,184)
Total cash and cash equivalents at beginning of period	673,658	173,782
Total cash and cash equivalents at end of period	$659,007	$170,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a research-based biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics agents to treat serious unmet medical needs. The Company’s focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. The Company’s most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”). Pamrevlumab, or FG-3019, is the Company’s monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). The Company is taking a global approach with respect to the development and future commercialization of its product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). The Company is capitalizing on its extensive experience in fibrosis and HIF biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (“2017 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2017 Form 10-K, except for the following:

Revenue Recognition

Substantially all of the Company’s revenues to date have been generated from its collaboration agreements.

The Company’s collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. The Company’s process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 2 “Collaboration Agreements.” Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

The Company identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 2 “Collaboration Agreements.”

For revenue recognition purposes, the Company determines that the term of its collaboration agreements begin on the effective date and ends upon the completion of all performance obligations contained in the agreements. In each agreement, the contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. The Company believes that the existence of what it considers to be substantive termination penalties on the part of the counterparty create sufficient incentive for the counterparty to avoid exercising its right to terminate the agreement unless in exceptionally rare situations.

The transaction price for each collaboration agreement is determined based on the amount of consideration the Company expects to be entitled for satisfying all performance obligations within the agreement. The Company’s collaboration agreements include payments to the Company of one or more of the following: non-refundable upfront license fees; co-development billings; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

Upfront license fees are non-contingent and non-refundable in nature and are included in the transaction price at the point when the license fees become due to the Company.  The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under its collaboration agreements, are considered variable consideration. Determining the amount of variable consideration from co-development billings requires the Company to make estimates of future research and development efforts, which involves significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

Milestone payments are also considered variable consideration, which requires the Company to make estimates of when achievement of a particular milestone becomes probable. Similar to other forms of variable consideration, milestone payments are included in the transaction price when it becomes probable that such inclusion would not result in a significant revenue reversal. Milestone payments are therefore included in the transaction price when achievement of the milestone becomes probable.

For arrangements that include sales-based royalties and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from its collaboration arrangements.

The transaction price is allocated to performance obligations based on their relative standalone selling price (“SSP”), with the exception of co-development billings allocated entirely to co-development services performance obligations. The SSP is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, then the Company will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The process for determining SSP involves significant judgment and includes consideration of multiple factors, including assumptions related to the market opportunity and the time needed to commercialize a product candidate pursuant to the relevant license, estimated direct expenses and other costs, which include the rates normally charged by contract research and contract manufacturing organizations for development and manufacturing obligations, and rates that would be charged by qualified outsiders for committee services.

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of the Company’s significant judgments is outlined in Note 2 “Collaboration Agreements.”

For each performance obligation identified within an arrangement, the Company determines the period over which the promised services are transferred and the performance obligation is satisfied. Service revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of co-development services and certain other related performance obligations, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred.  The Company believes this measure of progress provides a faithful depiction of the transfer of services because other measures do not measure as accurately how the Company transfers its performance obligations to its collaboration partners.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. Those investments with maturities less than 12 months are considered short-term investments. Those investments with maturities greater than 12 months are considered long-term investments. The Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Marketable equity securities are equity securities with readily determinable fair value, and are measured and recorded at fair value. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue, estimates of accruals related to clinical trial costs, valuation allowances for deferred tax assets, and valuation and recognition of stock-based compensation. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Recently Issued and Adopted Accounting Guidance

New Revenue Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standards”).

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company adopted the new revenue standards as of January 1, 2018 using the full retrospective method, which required the Company to recast the prior reporting period presented in the condensed consolidated financial statements. The primary impact upon adoption of the new revenue standards relates to the manner in which revenue is recognized for co-development billings and milestone payments under the Company’s collaboration arrangements. Under the new revenue standards, both of these elements of consideration are considered variable consideration which requires the Company to make estimates of when co-development billings become due or when achievement of a particular milestone becomes probable. Payments are included in the transaction price when it becomes probable that inclusion would not lead to a significant revenue reversal.

The Company has recast its condensed consolidated statement of operations and condensed balance sheet from amounts previously reported due to the adoption of the new revenue standards. The adoption of the new revenue standards had no impact to the Company’s previously reported condensed consolidated statement of cash flows.

Select line items from the Company’s condensed consolidated statement of operations and condensed balance sheet, which reflect the adoption of the new revenue standards are as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	New Revenue Standards Adjustment	As Recast
Statement of Operations
License revenue	$19,581	$(19,581)	$—
Development and other revenue	7,310	22,132	29,442
Total revenue	26,891	2,551	29,442
Net loss	(33,161)	2,551	(30,610)
Net loss per share - basic and diluted	$(0.52)	$0.04	$(0.48)

	December 31, 2017
	As Previously Reported	New Revenue Standards Adjustment	As Recast
Balance Sheet
Deferred revenue, current	$7,968	$8,702	$16,670
Deferred revenue, net of current	112,231	26,010	138,241
Accumulated deficit	(595,945)	(34,712)	(630,657)

The adoption of the new revenue standards resulted in an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in the opening accumulative deficit of $43.7 million as of January 1, 2016.

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance was effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2018 using the modified retrospective approach. The impacts to the Company’s accumulated other comprehensive loss and accumulated deficit upon adoption of this guidance are as follows (in thousands):

	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance at December 31, 2017	$(1,795)	$(630,657)	*
Impact of change in accounting principle upon adoption of ASU 2016-01	(1,250)	1,250
Opening balance as of January 1, 2018	$(3,045)	$(629,407)

*	Recast to reflect the adoption of the new revenue standards. See above.

The adoption of this guidance had no impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2018.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. The Company adopted this guidance as of January 1, 2018, and the adoption of this guidance had no impact to the Company’s condensed consolidated financial statements.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires companies to recognize the income tax effects of intercompany sales or transfer of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfer sales or transfer of assets remains in place for intercompany inventory sales and transfers.  This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method. The adoption of this guidance did not result in any recognition of previously unrecognized deferred charges using a modified retrospective method, thus had no impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company will adopt this guidance on January 1, 2019 and does not anticipate a material reclassification between its accumulated other comprehensive loss and accumulated deficit upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance as of January 1, 2019 and is currently evaluating the related accounting, transition, disclosure requirements and the impact on its consolidated financial statements upon the adoption of this guidance.

2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. A clinical milestone payment of $12.5 million was received in 2013. During the second quarter of 2016, Astellas initiated the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with chronic kidney disease in patients on dialysis, and the related $10.0 million milestone payment was received in early July 2016. The Company evaluated this milestone based on variable consideration requirements under the new revenue standards and concluded that the milestone was probable of being achieved in the first quarter of 2016. Accordingly, consideration associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the same period.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). Under the Europe Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $425.0 million in potential milestone payments, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Clinical milestone payments of $40.0 million and $50.0 million were received in 2010 and 2012, respectively. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million, which were fully received in various amounts through June 2016. Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. During 2015, the Company received a $15.0 million development milestone payment as a result of the finalization of its two audited pre-clinical carcinogenicity study reports. The Company evaluated this milestone based on variable consideration requirements under the new revenue standards and concluded that the milestone was probable of being achieved in the first quarter of 2015. Accordingly, consideration associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the same period.

Under the U.S./RoW Agreement, the Company and AstraZeneca shared equally in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached during the fourth quarter of 2015). Development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) are fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for delivery of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca paid upfront, non-contingent and non-refundable payments totaling $28.2 million, which were fully received in 2014. Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events.  The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development.

In October 2017, the SDA accepted the Company’s submitted New Drug Application (“NDA”) for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (“NDD-CKD”) patients. This NDA submission triggered a $15.0 million milestone payment to the Company by AstraZeneca. The Company evaluated this milestone based on variable consideration requirements under the new revenue standards and concluded that the milestone was probable of being achieved in the third quarter of 2017. Accordingly, consideration associated with this milestone was included in the transaction price and allocated to performance obligations under the China Agreement in the same period.

Accounting for the Astellas Agreements

For each of the Astellas agreements, the Company has evaluated the promised services within the respective arrangements and has identified performance obligations representing those services and bundles of services that are distinct.

Promised services that were not distinct have been combined with other promised services to form a distinct bundle of promised services, with revenue being recognized on the bundle of services rather than the individual services. There are no right-of-return provisions for the delivered items in the Astellas agreements.

As of March 31, 2018, the transaction price for the Japan Agreement included $40.1 million of non-contingent upfront payments, $22.5 million of variable consideration related to payments for milestones considered probable of being achieved, and $12.3 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement included $320.0 million of non-contingent upfront payments, $90.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $183.0 million of variable consideration related to co-development billings.

For revenue recognition purposes, the Company determined that the term of each collaboration agreement with Astellas begins on the effective date and ends upon the completion of all performance obligations contained in the agreement. The contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. The Company believes that the requirement to continue funding development for a substantive period of time and loss of product rights, along with non-refundable upfront payments already remitted by Astellas, create significant disincentive for Astellas to exercise its right to terminate the agreements.

For the Astellas agreements, the Company allocated the transaction price to the various performance obligations based on the relative SSP of each performance obligation, with the exception of co-development billings allocated entirely to co-development services performance obligations.

For the technology license under the Japan Agreement and Europe Agreement, SSP was determined primarily by using the discounted cash flow (“DCF”) method, which aggregates the present value of future cash flows to determine the valuation as of the effective date of each of the agreements. The DCF method involves the following key steps: 1) the determination of cash flow forecasts and 2) the selection of a range of comparative risk-adjusted discount rates to apply against the cash flow forecasts. The discount rates selected were based on expectations of the total rate of return, the rate at which capital would be attracted to the Company and the level of risk inherent within the Company. The discounts applied in the DCF analysis ranged from 17.5% to 20.0%. The Company’s cash flow forecasts were derived from probability-adjusted revenue and expense projections by territory. Such projections included consideration of taxes and cash flow adjustments. The probability adjustments were made after considering the likelihood of technical success at various stages of clinical trials and regulatory approval phases. SSP also considered certain future royalty payments associated with commercial performance of the Company’s compounds, transfer prices and expected gross margins.

The promised services that were analyzed, along with their general timing of satisfaction and recognition as revenue, are as follows:

(1)

License to the Company’s technology existing at the effective date of the agreements. For both of the Astellas agreements, the license was delivered at the beginning of the agreement term. In both cases, the Company concluded at the time of the agreement that its collaboration partner, Astellas, would have the knowledge and capabilities to fully exploit the licenses without the Company’s further involvement. However, the Japan Agreement has contractual limitations that might affect Astellas’ ability to fully exploit the license and therefore, potentially, the conclusion as to whether the license is capable of being distinct. In the Japan Agreement, Astellas does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the agreement should lead to a conclusion that the license was not distinct in the context of the agreement, the Company considered the ability of Astellas to benefit from the license together with other resources readily available to Astellas. Finally, the Company considered the fact that at the time of delivery of the license, the development services were beyond the preclinical development phase and any remaining development work in either agreement would not be expected to result in any significant modification or customization to the licensed technology. As such, the development services are separately identifiable from the licensed technology, indicating that the license is a distinct performance obligation.

Manufacturing rights. In the case of the Japan Agreement, the Company retained manufacturing rights largely because of the way the parties chose for FibroGen to be compensated under the agreement. At the time the agreement was signed, the Company believed that it was more advantageous upon commercialization to have a transfer price revenue model in place as opposed to a traditional sales-based model. The manufacturing process does not require specialized knowledge or expertise uniquely held by FibroGen, and notwithstanding contractual restrictions, Astellas could employ manufacturing services from readily available third parties in order to benefit from the license. Therefore, along with the foregoing paragraph, the Company determined that the license in Japan is a distinct performance obligation despite the retention of manufacturing rights by the Company.

In summary, the Company concludes that item (1) represents a performance obligation. The portion of the transaction price allocated to this performance obligation based on a relative SSP basis is recognized as revenue in its entirety at the point in time the license transfers to Astellas.

(2)

Co-development services (Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period. Co-development services are expected to continue over the development period which is currently estimated to continue through the end of 2019. There was no provision for co-development services in the Japan Agreement.

(3)

License to the Company’s technology developed during the term of the agreement and development (referred to as “when and if available”) and information sharing services. These promises are generally satisfied throughout the term of the agreements.

(4)

Manufacturing of clinical supplies of products. This promise is satisfied as supplies for clinical product are delivered for use in the Company’s clinical trial programs during the development period, or pre-commercialization period.

(5)	Committee service. This promise is satisfied throughout the course of the agreements as meetings are attended.

Items (3)-(5) are bundled into a single performance obligation which is distinct given the fact that all are highly interrelated during the development period (pre-commercial phase of development) such that satisfying them independently is not practicable. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period.

(6)

Manufacturing commercial supplies of products. This promised service is distinct as services are not interrelated with any of the other performance obligations. Payments received for commercial supplies of products represent sales-based payments related predominately to the license of intellectual property under both Astellas agreements. Revenue is recognized as supplies are shipped for commercial use during the commercialization period. To date, no such revenue has been recognized.

Accounting for the AstraZeneca Agreements

The Company evaluated whether the U.S./RoW Agreement and China Agreement should be accounted for as a single or separate arrangements and concluded that the agreements should be accounted for as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. The key points the Company considered in reaching this conclusion are as follows:

1.

While the two agreements were largely negotiated separately, those negotiations proceeded concurrently, and were intended to be completed contemporaneously, presuming AstraZeneca decided to proceed with licenses in all regions available.

2.

Throughout negotiations for both agreements, the Company and the counterparties understood and considered the possibility that one arrangement may be executed without the execution of the other arrangement. However, the preference for the Company and the counterparties during the negotiations was to execute both arrangements concurrently.

3.

The two agreements were executed as separate agreements because different development, regulatory and commercial approaches required certain terms of the agreements to be structured differently, rather than because the Company or the counterparties considering the agreements to be fundamentally separate negotiations.

Accordingly, as the agreements are being accounted for as a single arrangement, upfront and other non-contingent consideration received and to be received has been and will be pooled together and allocated to each of the performance obligations in both the U.S./RoW Agreement and China Agreement based on their relative SSPs.

For each of the AstraZeneca agreements, the Company has evaluated the promised services within the respective arrangements and has identified performance obligations representing those services and bundled services that are distinct.

Promised services that were not distinct have been combined with other promised services to form a distinct bundle of promised services, with revenue being recognized on the bundle of services rather than the individual promised services. There are no right-of-return provisions for the delivered items in the AstraZeneca agreements.

As of March 31, 2018, the transaction price for the U.S./RoW Agreement and China Agreement included $402.2 million of non-contingent upfront payments, $30.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $682.2 million of variable consideration related to co-development billings.

For the AstraZeneca agreements, the Company allocated the transaction price to the various performance obligations based on the relative SSP of each performance obligation, with the exception of co-development billings. Co-development billings under the U.S./RoW Agreement were allocated entirely to the U.S./RoW co-development services performance obligation, and co-development billings under the China Agreement were allocated entirely to the combined performance obligation under the China Agreement.

For revenue recognition purposes, the Company determined that the term of its collaboration agreements with AstraZeneca begin on the effective date and ends upon the completion of all performance obligations contained in the agreements. The contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. The Company believes that the requirement to continue funding development for a substantive period of time and the loss of product rights, along with non-refundable upfront payments already remitted by AstraZeneca, represent substantive termination penalties that create significant disincentive for AstraZeneca to exercise its right to terminate the agreement.

For the technology license under the AstraZeneca U.S./RoW Agreement, SSP was determined based on a two-step process. The first step involved determining an implied royalty rate that would result in the net present value of future cash flows to equal to zero (i.e. where the implied royalty rate on the transaction would equal the target return for the investment). This results in an upper bound estimation of the magnitude of royalties that a hypothetical acquirer would reasonably pay for the forecasted cash flow stream. The Company’s cash flow forecasts were derived from probability-adjusted revenue and expense projections. Such projections included consideration of taxes and cash flow adjustments. The probability adjustments were made after considering the likelihood of technical success at various stages of clinical trials and regulatory approval phases. The second step involved applying the implied royalty rate, which was determined to be 40%, against the probability-adjusted projected net revenues by territory and determining the value of the license as the net present value of future cash flows after adjusting for taxes. The discount rate utilized was 17.5%.

U.S./RoW Agreement:

The promised services that were analyzed, along with their general timing of satisfaction and recognition as revenue, are as follows:

(1)

License to the Company’s technology existing at the effective date of the agreements. For the U.S./RoW Agreement, the license was delivered at the beginning of the agreement term. The Company concluded that AstraZeneca has the knowledge and capabilities to fully exploit the license under the U.S./RoW Agreement without the Company’s further involvement. Finally, the Company considered the fact that at the time of delivery of the license, the development services were beyond the preclinical development phase and any remaining development work would not be expected to result in any significant modification or customization to the licensed technology. As such, the development services are separately identifiable from the licensed technology, indicating that the license is a distinct performance obligation. Therefore, the Company has concluded that the license is distinct and represents a performance obligation. The portion of the transaction price allocated to this performance obligation based on a relative SSP basis is recognized as revenue in its entirety at the point in time the license transfers to AstraZeneca.

(2)

Co-development services. This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred Co-development services are expected to continue over the development period which is estimated to continue through the end of 2020.

(3)

Manufacturing of clinical supplies of products. This promise is satisfied as supplies for clinical product are delivered for use in the Company’s clinical trial programs during the development period, or pre-commercialization period.

(4)	Information sharing and committee service. These promises are satisfied throughout the course of the agreement as services are provided.

Items (3)-(4) are bundled into a single performance obligation which is distinct given the fact that all are highly interrelated during the development period (pre-commercial phase of development) such that delivering them independently is not practicable. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period.

(5)

Manufacturing commercial supplies of products. This promise is distinct as services are not interrelated with any of the other performance obligations. Payments received for commercial supplies of products represent sales-based royalties related predominately to the license of intellectual property under the agreement. Revenue is recognized as supplies are shipped for commercial use during the commercialization period.  To date, no such revenue has been recognized.

China Agreement:

The performance obligation that were analyzed, along with their general timing of satisfaction and recognition as revenue, are as follows:

•

License to the Company’s technology existing at the effective date of the agreement. The license was delivered at the beginning of the agreement term. However, the China Agreement with AstraZeneca has contractual limitations that might affect AstraZeneca’s ability to fully exploit the license and therefore, potentially, the conclusion as to whether the license is distinct in the context of the agreement. In the China Agreement, AstraZeneca does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the arrangement should lead to a conclusion that the license was not distinct in the context of the agreement, the Company considered the ability of AstraZeneca to benefit from the license on its own or together with other resources readily available to AstraZeneca.

For the China Agreement, the Company retained manufacturing rights as an essential part of a strategy to pursue domestic regulatory pathway for product approval which requires the regulatory licensure of the manufacturing facility in order to commence commercial shipment. The prospects for the collaboration as a whole would have been substantially different had manufacturing rights been provided to AstraZeneca. Due to certain regulatory restrictions in China, manufacturing services of commercial drug product in China are not readily available to AstraZeneca or any other parties.  Therefore, AstraZeneca cannot benefit from the license on its own or together with other readily available resources.  Accordingly, all the promises identified, including co-development services, under the China Agreement have been bundled into a single performance obligation and amounts of the transaction price allocable to this performance obligation is deferred until control of the manufactured commercial drug product has begun to transfer to AstraZeneca. Upon commencement of the transfer of control to commercial drug product, revenue would be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Summary of Revenue Recognized Under the Collaboration Agreements

The table below summarizes the accounting treatment for the various performance obligations pursuant to each of the Astellas and AstraZeneca agreements. License amounts identified below are included in the “License revenue” line item in the condensed consolidated statements of operations. All other elements identified below are included in the “Development and other revenue” line item in the condensed consolidated statements of operations.

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2018	2017 *
Japan	License revenue	$—	$—
	Development revenue	$449	$296

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2018	Deferred Revenue at March 31, 2018	Total Consideration Through March 31, 2018
License	$59,766	$—	$59,766
Manufacturing--clinical supplies	11,957	436	12,393
Total license and development revenue	$71,723	$436	$72,159

The remainder of the transaction price related to the Japan Agreement includes $2.8 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2018	2017 *
Europe	License revenue	$—	$—
	Development revenue	$4,723	$4,390

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2018	Deferred Revenue at March 31, 2018	Total Consideration Through March 31, 2018
License	$370,481	$—	$370,481
Manufacturing--clinical supplies	189,056	6,101	195,157
Total license and development revenue	$559,537	$6,101	$565,638

The remainder of the transaction price related to the Europe Agreement includes $27.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2018	2017 *
U.S. / RoW and China	License revenue	$—	$—
	Development revenue	26,723	24,756
	China performance obligation	$—	$—

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

	Cumulative Revenue Through March 31, 2018	Deferred Revenue at March 31, 2018	Total Consideration Through March 31, 2018
License	$286,216	$—	$286,216
Co-development, information sharing & committee services	330,391	36,360	366,751
China performance obligation	—	112,009	112,009
Total license and development revenue	$616,607	$148,369	$764,976

The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $284.1 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Other Revenues

Other revenues consist primarily of collagen material sold for research purposes. Other revenues were immaterial for all periods presented.

Deferred Revenue

Deferred revenue represents amounts billed to the Company’s collaboration partners for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. The long term portion of deferred revenue represents amounts to be recognized after one year through the end of the non-contingent performance period of the underlying performance obligations. The long term portion of deferred revenue also includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China, which is not expected to occur within the next year.

3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$36,437	$—	$36,437
Bond and mutual funds	18,631	—	—	18,631
Equity investments	199	—	—	199
Money market funds	589,448	—	—	589,448
Total	$608,278	$36,437	$—	$644,715

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$53,943	$—	$53,943
Bond and mutual funds	18,402	—	—	18,402
Equity investments	221	—	—	221
Money market funds	569,942	—	—	569,942
Total	$588,565	$53,943	$—	$642,508

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,389	$98,389

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,476	$98,476

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash	$69,559	$103,716
Money market funds	589,448	569,942
Total cash and cash equivalents	$659,007	$673,658

At March 31, 2018 and December 31, 2017, a total of $27.7 million and $32.3 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$36,529	$—	$(92)	$36,437
Bond and mutual funds	17,293	1,338	—	18,631
Equity investments	125	74	—	199
Total investments	$53,947	$1,412	$(92)	$55,267

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$53,985	$4	$(46)	$53,943
Bond and mutual funds	17,249	1,153	—	18,402
Equity investments	126	95	—	221
Total investments	$71,360	$1,252	$(46)	$72,566

At March 31, 2018, all of the available-for-sale investments had contractual maturities within one year. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2018, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Preclinical and clinical trial accruals	$37,717	$32,321
Payroll and related accruals	11,919	18,810
Property taxes and other	3,150	4,201
Professional services	2,520	1,991
Other	7,553	6,458
Total accrued liabilities	$62,859	$63,781

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$6,370	$4,901
General and administrative	4,508	3,508
Total stock-based compensation expense	$10,878	$8,409

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2018	2017
Stock Options
Expected term (in years)	5.4	5.8
Expected volatility	67.9%	71.7%
Risk-free interest rate	2.7%	2.3%
Expected dividend yield	—	—
Weighted average estimated fair value	$32.18	$16.16

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	54.9 - 75.3%	63.7 - 77.2%
Risk-free interest rate	0.8 - 1.6%	0.5 - 1.0%
Expected dividend yield	—	—
Weighted average estimated fair value	$10.93	$8.86

6.	Income Taxes

The provisions for income taxes for the three months ended March 31, 2018 and 2017 were due to foreign taxes.

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

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $5.2 million and $4.7 million during the three months ended March 31, 2018 and 2017, respectively. The related party revenue was recast for the three months ended March 31, 2017 as a result of adoption of the new revenue standards. See Note 1 for details.

The Company recorded expense related to collaboration agreements with Astellas of $0.6 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, accounts receivable from Astellas were $4.5 million and $4.0 million, respectively, and amounts due to Astellas were $0.6 million and $0.3 million, respectively.

Julian N. Stern, a director of the Company from November 1996 through June 2017, is currently serving as corporate secretary of the Company and is of counsel to the law firm of Goodwin Procter LLP, which he joined in 2008. He has received, and continues to receive, no compensation from Goodwin Procter LLP since joining as counsel. The Company retains Goodwin Procter LLP as legal counsel for various matters, primarily consisting of intellectual property matters. There was no payment to Goodwin Procter LLP during the three months ended March 31, 2018. The Company’s payments to Goodwin Procter LLP during the three months ended March 31, 2017 were immaterial. As of March 31, 2018 and December 31, 2017, the balance of the accrued liability for Goodwin Proctor LLP was zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a science-based biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of hypoxia inducible factor (“HIF”) prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”). Pamrevlumab (FG-3019), a human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”) is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We are taking a global approach to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). We are capitalizing on our extensive experience in fibrosis and HIF biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

Financial Highlights

	Three Months Ended March 31,
	2018	2017 *
	(in thousands, except for per share data)
Result of Operations
Revenue	$31,925	$29,442
Operating expenses	$72,524	$58,262
Net loss	$(41,396)	$(30,610)
Net loss per share - basic and diluted	$(0.50)	$(0.48)

	March 31, 2018	December 31, 2017
	(in thousands)
Balance Sheet
Cash and cash equivalents	$659,007	$673,658
Short-term and long-term investments	$55,267	$72,566

*	Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Our revenue for the three months ended March 31, 2018 increased compared to the same period a year ago primarily due to an increase in co-development billings related to the development of roxadustat.

Operating expenses for the three months ended March 31, 2018 increased compared to the same period a year ago primarily due to higher employee-related expenses resulting from higher average compensation level and higher headcount; higher facility related expenses relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments; and higher stock-based compensation due to cumulative impact of stock option grant activities.

During the three months ended March 31, 2018, we had a net loss of $41.4 million, or net loss per basic and diluted share of $0.50, as compared to a net loss of $30.6 million for the same period a year ago, due to an increase in operating expenses, partially offset by an increase in revenue.

Cash and cash equivalents, investments and accounts receivable totaled $724.2 million at March 31, 2018, a decrease of $30.5 million from December 31, 2017, primarily due to the cash used in operations.

Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat, the most advanced HIF-PH inhibitor in clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners, Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), are advancing roxadustat through a global Phase 3 program to support regulatory approvals in the United States (“U.S.”), Europe, Japan, and China for both dialysis-dependent CKD (“DD-CKD”) patients and non-dialysis-dependent CKD (“NDD-CKD”) patients. These Phase 3 programs are studying multiple patient populations, including incident dialysis patients and stable dialysis patients in which roxadustat is compared to epoetin alfa, as well as non-dialysis patients in which roxadustat is compared to placebo.

For our U.S. CKD anemia program, we have agreed with our partner, AstraZeneca, to complete enrollment of our Phase 3 studies in the second quarter of 2018, have the last patient visit in the third quarter of 2018, report topline individual study results in the fourth quarter of 2018, and report pooled safety data prior to the submission of the New Drug Application (“NDA”) for roxadustat in the first half of 2019.

The China Food and Drug Administration (now reorganized and known as the State Drug Administration (“SDA”)) continues to review our NDA submission for the registration of roxadustat to treat anemia for DD-CKD patients and NDD-CKD patients in China. We currently anticipate a market approval decision for our CKD anemia NDA in China by the end of 2018. We recently passed an inspection of our manufacturing facility in Cangzhou, Hebei, and received a Pharmaceutical Production Permit, a significant step before certification of this facility for commercial manufacturing of the active pharmaceutical ingredient for roxadustat.

In Japan, Astellas has completed four of its six Phase 3 anemia studies. In 2017, Astellas and FibroGen reported results from Astellas’ multi-center, open-label Phase 3 study of roxadustat in peritoneal dialysis CKD patients with anemia. Astellas recently reported topline results from two open-label Phase 3 hemodialysis studies, a long-term ESA-conversion study and an ESA-naïve correction study.

The long-term ESA-conversion hemodialysis study evaluating roxadustat for the treatment of anemia in CKD randomized 164 patients to starting doses of either 70 mg or 100 mg of roxadustat administered orally three times weekly, followed by dose titration. Roxadustat was well-tolerated and maintained hemoglobin levels within the target hemoglobin range of 10.0 to 12.0 g/dL in 79.1% of patients at weeks 18-24 and in 71.2% of patients at weeks 46-52.

The hemodialysis ESA-naïve correction study evaluating roxadustat for the treatment of anemia in CKD randomized 75 patients to starting doses of either 50 mg or 70 mg of roxadustat administered orally three times weekly, followed by dose titration. Roxadustat was well-tolerated and the hemoglobin response rate from baseline to end of treatment (24 weeks) was 86.5% in patients with a starting dose of 50 mg and 89.2% in patients with a starting dose of 70 mg.  Response rate was defined as the proportion of patients who achieved hemoglobin of 10.0 g/dL or more, and who achieved a hemoglobin increase of 1.0 g/dL or more. The preliminary safety analyses for both trials was consistent with the safety profile of roxadustat in previous clinical trials.

Astellas expects to report topline data from its Phase 3 active-comparator, hemodialysis ESA-conversion study in the second quarter of 2018 and one of its Phase 3 NDD-CKD studies in the fourth quarter of 2018. In addition, Astellas expects to submit an NDA in Japan for anemia associated with DD-CKD in 2018.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes (MDS)

We have initiated a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS patients in the United States and Europe.

In China, we expect to initiate our Phase 2/3 MDS clinical trial application to evaluate roxadustat for the treatment of anemia in patients with MDS in the first half of 2018.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element of the progression of fibrotic and fibro-proliferative diseases. We are currently conducting Phase 2 trials in pancreatic cancer and DMD and we have completed our Phase 2 trial in IPF. Pamrevlumab has received orphan drug designation in IPF in the U.S. and recently received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with locally advanced unresectable pancreatic cancer.

In 2017, we reported positive topline results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF. We also reported topline results from two sub-studies that were added to this trial to evaluate the safety of combining pamrevlumab with recently approved IPF therapies. We expect to receive feedback from the FDA on our Phase 3 plan in IPF in mid-2018.

In pancreatic cancer, we will report updated results from our ongoing open-label Phase 2 trial of pamrevlumab in locally advanced unresectable pancreatic cancer at the ASCO Annual Meeting in June 2018. Of the 37 patients randomized in this study, a higher percentage of the patients treated with pamrevlumab plus gemcitabine and nab-paclitaxel were eligible for surgery and were resected in comparison to the patients treated with gemcitabine and nab-paclitaxel alone. While patients continue to be monitored in this study for survival and safety, there appears to be a survival benefit for patients who have undergone tumor resection. We expect to reach agreement with the FDA on a pivotal trial design for pancreatic cancer by mid-2018.

In the first quarter of 2018 we completed enrollment of our Phase 2 open-label trial of pamrevlumab in 21 non-ambulatory DMD patients.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through March 31, 2018 totals $472.6 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of March 31, 2018, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into the U.S./RoW Agreement, a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China. In July 2013, through our China subsidiary and related affiliates, we entered into the China Agreement, a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China. Under these agreements we provide AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. In October 2017, the SDA accepted our recently submitted NDA for registration of roxadustat for anemia in DD-CKD and NDD-CKD patients. This NDA submission triggered a $15.0 million milestone payment to FibroGen by AstraZeneca, which was received and fully recognized under our revenue recognition policy as license revenue in the fourth quarter of 2017. The aggregate amount of such consideration received through March 31, 2018 totals $432.2 million.

Payments under these agreements include over $500.0 million in upfront, non-contingent and other payments received or expected to be received prior to the first U.S. approval, excluding development expense reimbursement.

Under the U.S./RoW Agreement, AstraZeneca will pay for all commercialization costs in the U.S. and RoW and AstraZeneca will be responsible for the U.S. commercialization of roxadustat, with FibroGen undertaking specified promotional activities in the end-stage renal disease segment in the U.S. In addition, we will receive a transfer price for delivery of commercial product based on a percentage of net sales in the low- to mid-single digit range and AstraZeneca will pay us a tiered royalty on net sales of roxadustat in the low 20% range.

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct commercialization activities in China as well as serve as the master distributor for roxadustat and fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China.

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with MDS, for which we have received approval from the SDA for our clinical trial application in China for a Phase 2/3 trial and acceptance of our IND from the FDA for a Phase 3 trial in the U.S. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2018 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through March 31, 2018	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	43,200	333,500	376,700
Total AstraZeneca	432,200	1,193,500	1,625,700
Total revenue	$904,793	$1,638,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2018	2017 *	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$—	$—	—%
Development and other revenue	31,925	29,442	2,483	8%
Total revenue	$31,925	$29,442	$2,483	8%

*	Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. There was no license revenue for the three months ended March 31, 2018 and 2017.

Development revenue include co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China.  For China co-development services, revenue is deferred until the end of the development period once all performance obligations have been satisfied. Other development related services are recognized as revenue over the non-contingent development period, ranging from 36 to 89 months, based on a proportional performance method. Other revenues consist of sales of research and development material and have been included with Development and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the years presented.

We have not generated any revenues based on the sale of FDA or SDA approved products. In the future, we may generate revenue from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

Development and other revenue increased $2.5 million, or 8% for the three months ended March 31, 2018, compared to the same period a year ago for the reasons discussed in the sections below.

	Three Months Ended March 31,		Change
	2018	2017 *	$	%
	(dollars in thousands)
Development revenue:
Astellas	$5,172	$4,686	$486	10%
AstraZeneca	26,723	24,756	1,967	8%
Total development revenue	31,895	29,442	2,453	8%
Other revenue	30	—	30	100%
Total development and other revenue	$31,925	$29,442	$2,483	8%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Development revenue recognized under our collaboration agreements with AstraZeneca increase $2.0 million, or 8%, and development revenue recognized under our collaboration agreements with Astellas increase $0.5 million, or 10%, primarily due to an increase in co-development billings related to the development of roxadustat.

Operating Expenses

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Operating expenses
Research and development	$56,974	$46,732	$10,242	22%
General and administrative	15,550	11,530	4,020	35%
Total operating expenses	$72,524	$58,262	$14,262	24%

Total operating expenses increased $14.3 million, or 24%, for the three months ended March 31, 2018, compared to the same period a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2018 and 2017:

		Three Months Ended March 31,
		2018	2017
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$37,424	$29,952
Pamrevlumab	Phase 2	12,848	11,361
FG-6874	Phase 1	5	—
FG-5200	Preclinical	1,489	1,127
Other research and development expenses		5,208	4,292
Total research and development expenses		$56,974	$46,732

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

Research and development expenses increased $10.2 million, or 22%, for the three months ended March 31, 2018, compared to the same period a year ago. The increase was primarily due to increases in employee-related costs of $4.1 million, allocated facility related expense of $4.0 million, stock-based compensation expense of $1.5 million and outside services of $0.6 million. Employee-related costs increased due to higher headcount and higher average compensation level. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Outside services costs increased due to higher scientific contract work related to roxadustat and other HIF-PH inhibitors.

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

General and administrative expenses increased $4.0 million, or 35%, for the three months ended March 31, 2018, compared to the same period a year ago, primarily due to increases in employee-related costs of $1.3 million, facility related expense of $1.3 million and stock-based compensation expense of $1.0 million. Employee-related costs increased due to higher average compensation level, higher headcount, and increased recruiting activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,769)	$(2,375)	$(394)	17%
Interest income and other, net	2,071	645	1,426	221%
Total interest and other, net	$(698)	$(1,730)	$1,032	(60)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense increased $0.4 million, or 17%, for the three months ended March 31, 2018, compared to the same period a year ago, primarily due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China in 2017.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments. Interest income and other, net increased $1.4 million, or 221%, for the three months ended March 31, 2018, compared to the same period a year ago primarily due to higher interest earned on our cash, cash equivalents and investments associated with the higher average balances.

Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017 *
	(dollars in thousands)
Loss before income taxes	$(41,297)	$(30,550)
Provision for income taxes	99	60
Effective tax rate	(0.2)%	(0.2)%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

The provisions for income taxes for the three months ended March 31, 2018 and 2017 were due to foreign taxes.

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

As of March 31, 2018, we had cash and cash equivalents of $659.0 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of March 31, 2018, we had short-term and long-term investments of $44.8 million and $10.5 million, respectively. As of March 31, 2018, a total of $27.7 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,963)	$(27,135)
Investing activities	15,299	23,408
Financing activities	2,045	574
Effect of exchange rate changes on cash and cash equivalents	(32)	(31)
Net decrease in cash and cash equivalents	$(14,651)	$(3,184)

Operating Activities

Net cash used in operating activities was $32.0 million for the three months ended March 31, 2018 and consisted primarily of net loss of $41.4 million adjusted for non-cash items of $12.5 million and a net decrease in operating assets and liabilities of $3.1 million. The significant non-cash items included stock-based compensation expense of $10.9 million and depreciation expense of $1.5 million. The significant items in the changes in operating assets and liabilities included decreases resulted from accounts payable of $2.0 million, accrued liabilities of $1.1 million and accounts receivable of $1.5 million, partially offset by an increase resulted from prepaid expenses and other current assets of $1.4 million. The changes in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The change in accounts receivable was related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in prepaid expenses and other current assets was primarily driven by the timing of invoicing and payments.

Net cash used in operating activities was $27.1 million for the three months ended March 31, 2017 and consisted primarily of net loss of $30.6 million adjusted for non-cash items of $10.5 million and a net decrease in operating assets and liabilities of $7.0 million. The significant non-cash items included stock-based compensation expense of $8.4 million and depreciation expense of $1.5 million. The significant items in the changes in operating assets and liabilities included decreases resulted from accounts payable of $3.3 million, prepaid expenses and other current assets of $2.9 million, accrued liabilities of $1.9 million and deferred revenue of $1.2 million, partially offset by increases resulted from accounts receivable of $3.2 million. The changes in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in prepaid expenses and other current assets was primarily related to the refund receivable associated with the final settlement we obtained during the period, resulting in a total of $3.0 million reduction in assessed property tax.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $15.3 million for the three months ended March 31, 2018 and consisted of proceeds from maturities of available-for-sale securities of $17.2 million, partially offset by cash used in purchases of property and equipment of $1.8 million.

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

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2018 and consisted primarily of  $9.0 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $6.8 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2017 and consisted primarily of $3.1 million of proceeds from the issuance of common stock upon exercise of stock options, partially offset by $2.4 million of cash paid for payroll taxes on restricted stock unit releases.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2018 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

Revenue Recognition

Substantially all of our revenues to date have been generated from our collaboration agreements.

Our collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. Our process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 2 “Collaboration Agreements” to our condensed consolidated financial statements. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

We identified the following material promises under our collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 2 “Collaboration Agreements” to our condensed consolidated financial statements.

For revenue recognition purposes, we determine that the term of our collaboration agreements begin on the effective date and ends upon the completion of all performance obligations contained in the agreements. In each agreement, the contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. We believe that the existence of what it considers to be substantive termination penalties on the part of the counterparty create sufficient incentive for the counterparty to avoid exercising its right to terminate the agreement unless in exceptionally rare situations.

The transaction price for each collaboration agreement is determined based on the amount of consideration we expect to be entitled for satisfying all performance obligations within the agreement. Our collaboration agreements include payments to us of one or more of the following: non-refundable upfront license fees; co-development billings; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

Upfront license fees are non-contingent and non-refundable in nature and are included in the transaction price at the point when the license fees become due to us.  We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Co-development billings resulting from our research and development efforts, which are reimbursable under our collaboration agreements, are considered variable consideration. Determining the amount of variable consideration from co-development billings requires us to make estimates of future research and development efforts, which involves significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

Milestone payments are also considered variable consideration, which requires us to make estimates of when achievement of a particular milestone becomes probable. Similar to other forms of variable consideration, milestone payments are included in the transaction price when it becomes probable that such inclusion would not result in a significant revenue reversal. Milestone payments are therefore included in the transaction price when achievement of the milestone becomes probable.

For arrangements that include sales-based royalties and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from our collaboration arrangements.

The transaction price is allocated to performance obligations based on their relative standalone selling price (“SSP”), with the exception of co-development billings allocated entirely to co-development services performance obligations. The SSP is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The process for determining SSP involves significant judgment and includes consideration of multiple factors, including assumptions related to the market opportunity and the time needed to commercialize a product candidate pursuant to the relevant license, estimated direct expenses and other costs, which include the rates normally charged by contract research and contract manufacturing organizations for development and manufacturing obligations, and rates that would be charged by qualified outsiders for committee services.

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of our significant judgments is outlined in Note 2 “Collaboration Agreements” to our consolidated condensed financial statements.

For each performance obligation identified within an arrangement, we determine the period over which the promised services are transferred and the performance obligation is satisfied. Service revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. We use an input method to measure progress toward the satisfaction of co-development services and certain other related performance obligations, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred.  We believe this measure of progress provides a faithful depiction of the transfer of services because other measures do not measure as accurately how we transfer our performance obligations to our collaboration partners.

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standards”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We adopted the new revenue standards as of January 1, 2018 using the full retrospective method, which required us to recast the prior reporting period presented in the condensed consolidated financial statements. The primary impact upon adoption of the new revenue standards relates to the manner in which revenue is recognized for co-development billings and milestone payments under our collaboration arrangements. Under the new revenue standards, both of these elements of consideration are considered variable consideration which requires us to make estimates of when co-development billings become due or when achievement of a particular milestone becomes probable. Payments are included in the transaction price when it becomes probable that inclusion would not lead to a significant revenue reversal. We have recast our condensed consolidated statement of operations and condensed balance sheet from amounts previously reported due to the adoption of the new revenue standards, which resulted in an increase in revenue of $2.6 million for the three months ended March 31, 2017. The adoption of the new revenue standards resulted in an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in the opening accumulative deficit of $43.7 million as of January 1, 2016. The adoption of the new revenue standards had no impact to our previously reported condensed consolidated statement of cash flows. Refer to Note 1 to the condensed consolidated financial statements for details.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance was effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. We adopted this guidance as of January 1, 2018 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $1.3 million as a decrease in accumulated deficit on January 1, 2018, and an increase in accumulated other comprehensive loss. The adoption of this guidance had no impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2018. Refer to Note 1 to the condensed consolidated financial statements for details.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. We adopted this guidance as of January 1, 2018, and the adoption of this guidance had no impact to our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires companies to recognize the income tax effects of intercompany sales or transfer of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfer sales or transfer of assets remains in place for intercompany inventory sales and transfers.  This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. We adopted this guidance as of January 1, 2018 using the modified retrospective method. The adoption of this guidance did not result in any recognition of previously unrecognized deferred charges using a modified retrospective method, thus had no impact to our condensed consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods, with early adoption permitted. We will adopt this guidance on January 1, 2019 and do not anticipate a material reclassification between our accumulated other comprehensive loss and accumulated deficit upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt this guidance as of January 1, 2019 and are currently evaluating the related accounting, transition, disclosure requirements and the impact on our consolidated financial statements upon the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe there has been no material change in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2017, 2016, and 2015, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million, $58.1 million, and $94.2 million, respectively. As of March 31, 2018, we had an accumulated deficit of $670.8 million. As of March 31, 2018, we had capital resources consisting of cash, cash equivalents and short-term investments of $703.8 million plus $10.5 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

All of our recent revenue has been earned from collaboration partners for our product candidates under development.*

Substantially all of our revenues recognized in recent years have been from our collaboration partners.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat, which is currently our lead product candidate. Roxadustat is our only product candidate that has advanced into a potentially pivotal trial, and it may be years before the studies required for its approval are completed, if ever. Our other product candidates are less advanced in development and may never enter into pivotal studies. We have completed 26 Phase 1 and 2 clinical studies with roxadustat in North America, Europe and Asia, in which more than 1,400 subjects have participated and for which we reported favorable primary and secondary safety and efficacy endpoint results. Based on our discussions with regulatory authorities, we believe that we have an acceptable plan for the conduct of our Phase 3 clinical programs to support New Drug Application (“NDA”) submissions in the U.S. and China. We have discussed our Phase 3 clinical development program with three national health authorities in the EU and obtained scientific advice from the European Medicines Agency. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful Phase 3 development and commercialization of roxadustat.

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

•	the timely initiation and completion of our Phase 2 clinical trials for pamrevlumab, including in IPF, pancreatic cancer and DMD;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•	the ability to successfully commercialize our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

We have not obtained regulatory approval for any of our product candidates and it is possible that roxadustat and pamrevlumab will never receive regulatory approval in any country. Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or pamrevlumab for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer or DMD;

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

Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger, controlled Phase 3 clinical trials required for approval.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from early or small clinical trials may not be replicated or show as favorable an outcome, even if successful.

We have piloted a limited number of Phase 2 clinical trials with pamrevlumab. We have conducted a randomized placebo-controlled study in 103 IPF patients with sub-studies in an additional 57 IPF patients comparing pamrevlumab to one of two standards of care, an open-label Phase 2 dose escalation study of pamrevlumab for IPF in 89 patients and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B, and we are currently conducting an open-label randomized, active-control, neoadjuvant Phase 2 trial in pancreatic cancer combining pamrevlumab with nab-paclitaxel plus gemcitabine in 37 patients. We cannot be sure that the results we have received to date from these trials will be substantiated in double-blinded pivotal trials with larger numbers of patients, that larger trials will demonstrate the efficacy of pamrevlumab for these or other indications, or that safety issues will not be uncovered in further trials. In the Phase 2 clinical trial for IPF, we used quantitative high-resolution computed tomography (“quantitative HRCT”), to measure the extent of lung fibrosis. While we believe that quantitative HRCT is an accurate measure of lung fibrosis, it is a novel technology that has not yet been accepted by the FDA as a primary endpoint in pivotal clinical trials. In addition, while we believe that the limited animal and human studies conducted to date suggest that pamrevlumab has the potential to arrest or reverse fibrosis and reduce tumor mass in some patients or diseases, we cannot be sure that these results will be indicative of the effects of pamrevlumab in larger human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab in a manner that negatively impacts the safety profile of our product candidate. If the additional clinical trials that we are planning or are currently conducting for pamrevlumab do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining marketing approval for pamrevlumab in one or both of these indications.

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

As an organization, we have never completed a Phase 3 clinical trial or received approval for an NDA before, and may be unable to do so efficiently or at all for roxadustat or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials for pamrevlumab and plan on initiating Phase 3 clinical trials for pamrevlumab in the future. We have initiated Phase 3 clinical trials of roxadustat. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not received approval for an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China in March 2016, the China Food and Drug Administration (now reorganized and known as the State Drug Administration (“SDA”)) issued guidance related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. However, we cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. Akebia is currently conducting two Phase 3 studies in NDD–CKD, one started in December 2015 and the other in February 2016, and initiated two Phase 3 studies in DD-CKD, one started in July 2016 and the other in August 2016. Akebia also started a Phase 2 study in May 2017 with 20-week dosing in ESA-hyporesponsive DD-CKD patients, and a Phase 3 study with three-times a week dosing in August 2017.  Both of these studies have been either terminated or withdrawn as of April 2018, and Akebia plans to replace these with new modified designs of studies, which are yet to be initiated. In November 2017, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, started a Phase 3 clinical study of its HIF-PH inhibitor vadadustat in Japan in patients who are either NDD-CKD or receiving peritoneal dialysis. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and started Japan Phase 3 studies in NDD-CKD and DD-CKD in December 2017. Beginning in September 2017, Japan Tobacco is currently conducting four Phase 3 open label studies in NDD-CKD and DD-CKD as well as a Phase 3 ESA-controlled study in NDD-CKD and DD-CKD in Japan. Some of these product candidates may enter the market prior to roxadustat.

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

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the SDA to conduct trials in China to support its ex-China regulatory filings. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. also announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

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

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three-times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to approximately 70% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. In January 2017, DaVita entered into a new 6-year sourcing and supply agreement with Amgen that is effective through 2022. Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera® in a significant portion of its U.S. dialysis patients since Mircera was made available by Vifor. Successful penetration of this market may require a significant agreement with Fresenius or DaVita on favorable terms and on a timely basis.

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim Pharma GmbH & Co. KG’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Promedior Inc.’s PRM-151, Biogen-Idec’s STX-100, Prometic Life Sciences Inc.’s PBI-4050, and Kadmon Holdings, Inc.’s KD025. Galapagos NV recently announced its plans to start two Phase 3 trials in IPF later this year with its compound GLPG1690. Moreover, Promedior Inc. published an abstract as part of the 2018 American Thoracic Society Conference indicating that it achieved a positive outcome in its Phase 2 trial for IPF with its compound PRM-151.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Catabasis Pharmaceuticals, Pfizer, Summit Therapeutics plc (“Summit”), and Tivorsan Pharmaceuticals. Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and received accelerated approval in the U.S. for its first drug Exondys 51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Marathon Pharmaceuticals received approval for its drug Emflaza (deflazacort) on February 9, 2017 and on March 16, 2017 announced that it had sold the commercialization rights to Emflaza to PTC Therapeutics. PTC Therapeutics’ product ataluren (Translarna TM) received conditional approval in Europe in 2014 and a complete response letter from the FDA in October of 2017 stating that the FDA is unable to approve the application in its current form. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however it is also limited to a subset of patients who carry a specific mutation.

Conversely, pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation. For example, Santhera Pharmaceuticals reported positive Phase 3 data with its drug idebenone (Raxone ®/Catena ®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Previously we had expected this additional trial to be confirmatory rather than necessary for submission. Idebenone is a synthetic short-chain benzoquinone and a cofactor for the enzyme NAD(P)H:quinone oxidoreductase (NQO1). Pfizer’s product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD. Summit and Tivorsan Pharmaceuticals are both working on drugs involving the utrophin pathway. Utrophin is a protein similar to dystrophin that is potentially implicated in all DMD patients. Summit is conducting a Phase 2 trial and reported positive interim data from this trial on January 25, 2018. Summit anticipates reporting topline data in the third quarter of 2018.

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

Patients’ use of traditional Chinese medicine in violation of study protocols in our China studies may lead the SDA and regulators in other jurisdictions in which we are seeking approval to suspend our studies, reject our study data and withhold approval for roxadustat.

A common issue encountered in conducting clinical studies in China is patients’ use of traditional Chinese medicine in violation of study protocols. We believe that many patients with anemia in CKD are currently being treated with traditional Chinese medicine, and it is possible that such patients may continue their use of traditional Chinese medicine after enrollment in our studies and in violation of study protocols. If the patients participating in our China clinical studies do not comply with study protocols and continue to use traditional Chinese medicine, adverse events may emerge in our studies that are due to such traditional Chinese medicine or the interaction between such traditional Chinese medicine and roxadustat. In addition, the use of traditional Chinese medicine by patients in our studies may confound our study results. The occurrence of such adverse events or the confounding of our study results may lead the SDA and regulators in other jurisdictions in which we are seeking approval to, among other things, suspend our studies, reject our study data and withhold approval for roxadustat.

We are planning on using our own manufacturing facilities in China to produce roxadustat API, roxadustat drug product, and FG-5200 corneal implants. As an organization, we have limited experience in the construction, licensure, and operation of a manufacturing plant, and accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.*

We have two manufacturing facilities in China, with one located in Beijing and the other in Cangzhou, Hebei. We will not receive a license for commercial manufacture of roxadustat in either facility until after NDA approval. In addition, if we choose to manufacture API at our Cangzhou facility, we will have to complete a manufacturing site change for API, from Beijing to Cangzhou. As an organization, we have limited experience building and licensing manufacturing facilities that must be constructed, licensed and operated in conformity with applicable cGMP, building and other requirements. There can be no assurance that we will be successful or timely in receiving licensure in Cangzhou or Beijing, either of which would be expected to delay or preclude our ability to develop and commercialize roxadustat in China and may materially adversely affect our business and operations and prospects in China.

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

We would require separate approval for the manufacture of FG-5200. In addition, we may convert the existing manufacturing process of FG-5200 to a semi-automated process, which may require us to show that implants from our new manufacturing process are comparable to the implants from our existing manufacturing process. There can be no assurance that we will successfully receive licensure and maintain approval for the manufacture of FG-5200, either of which would be expected to delay or preclude our ability to develop FG-5200 in China and may materially adversely affect our business and operations and prospects in China.

Manufacturing facilities in China are subject to periodic unannounced inspections by the SDA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our decision to seek approval in China for roxadustat prior to approval in the U.S. or Europe is largely unprecedented and could be subject to significant risk, delay and expense.

Our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), is currently seeking approval for roxadustat in China as a Domestic Class 1 Drug, which we believe, if approved, would be the first SDA approval of a first in class drug candidate while Phase 3 trials are ongoing in the U.S. and Europe. Because of this largely novel regulatory pathway, the SDA approval process may take longer than we currently expect, or the SDA may require us to submit additional data, including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could affect the SDA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the SDA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the SDA regarding the domestic drug approval process and the clinical and manufacturing (including bio-equivalency) data currently required for approval and the timing and process of a potential approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical or manufacturing data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

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

In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. In order to prevent or mitigate any delay in commercialization, we are establishing a 5,500 square meter commercial API manufacturing facility in Cangzhou, Hebei, with the intention of being operational shortly after NDA approval. We have limited experience building and licensing manufacturing facilities that must be constructed, licensed and operated in conformity with applicable cGMP, and building and other requirements. Any delays related to these regulations or our new manufacturing facility could adversely affect the cost timing of our commercialization in China.

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

The market for treatment of anemia in CKD in China is highly competitive.

Even if roxadustat is approved in China, it will face intense competition in the market for treatment of anemia in CKD. Roxadustat would compete with ESAs, which are offered by established multinational pharmaceutical companies such as Kyowa Hakko Kirin China Pharmaceutical Co., Ltd., Roche and Chinese pharmaceutical companies such as 3SBio Inc. and Di’ao Group Chengdu Diao Jiuhong Pharmaceutical Factory. Many of these competitors have substantially greater name recognition, scientific, financial, and marketing resources, as well as established distribution capabilities. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and in creating market awareness for those products. Many of these competitors have significantly more experience than we have in navigating the Chinese regulatory framework regarding the development, manufacturing and marketing of drugs in China, as well as in marketing and selling anemia products in China. Additionally, we believe that most patients with anemia in CKD in China are currently being treated with traditional Chinese medicine, which is widely accepted and highly prevalent in China. Traditional Chinese medicine treatments are often oral and thus convenient and low-cost, and practitioners of traditional Chinese medicine are numerous and accessible in China. As a result, it may be difficult to persuade patients with anemia in CKD to switch from traditional Chinese medicine to roxadustat.

The Chinese government is implementing a new “Two Invoices” regulation which could affect the way we structure our distributorship relationships in China for roxadustat.*

The Chinese government is implementing new regulations that may impact our current distribution plans. These regulations generally require that at most two invoices may be issued throughout the distribution chain, which may affect the structure of the FibroGen-AstraZeneca commercial distribution plan by imposing higher costs or slowing our ability under the agreement to sell products to our principal customers. Any change in distribution would be expected to have an adverse impact on the cost of delivery of product to the end user customer, potentially raising cost of operations through the chain of distribution and potentially delaying launch or initial sales. Although we have time to prepare for these changes in advance of our commercial launch, we may not have sufficient visibility or understanding of the implementation across some or all of the various provinces, the result of which may be a delay in the planned distribution efforts and near-term potential for sales growth in China for roxadustat as we and our distribution partners understand and adjust our distribution plans in response to the new regulation. Failure to comply with the Two-Invoice regulations would prevent us from accessing the market in China.

There is no assurance that roxadustat will be included in the Medical Insurance Catalogs.

Eligible participants in the national basic medical insurance program in China, which consists of mostly urban residents, are entitled to reimbursement from the social medical insurance fund for up to the entire cost of medicines that are included in the Medical Insurance Catalogs. Refer to “Business — Government Regulation — Regulation in China.” We believe that the inclusion of a drug in the Medical Insurance Catalogs can substantially improve the sales of a drug in China. The Ministry of Labor and Social Security in China (“MLSS”) together with other government authorities, select medicines to be included in the Medical Insurance Catalogs based on a variety of factors, including treatment requirements, frequency of use, effectiveness and price. The MLSS also occasionally removes medicines from such catalogs. There can be no assurance that roxadustat will be included, and once included, remain in the Medical Insurance Catalogs. The exclusion or removal of roxadustat from the Medical Insurance Catalogs may materially and adversely affect sales of roxadustat.

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

We have not yet received a license to manufacture FG-5200 in our Beijing manufacturing facility or at scale, and we will have to show that FG-5200 produced in our China manufacturing facility meets the applicable regulatory requirements. There can be no assurance that we can meet these requirements or that FG-5200 can be approved for development, manufacture and sale in China.

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

The price for pharmaceutical products is highly regulated in China, both at the national and provincial level. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets, or limit the volume of products that may be sold, either of which may have a material and adverse effect on potential revenues from sales of roxadustat in China. Moreover, the process and timing for the implementation of price restrictions is unpredictable, which may cause potential revenues from the sales of roxadustat to fluctuate from period to period.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2018, approximately $3.8 million of our cash and cash equivalents is held in China.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of March 31, 2018, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. For the three months ended March 31, 2018, no changes have been made to the provisional amounts previously recorded. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”). We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

We are subject to laws and regulations governing corruption, which will require us to develop, maintain, and implement costly compliance programs.*

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

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.*

Chinese society and the Chinese economy continue to undergo significant change. Adverse changes in the political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. The Chinese government continues to adjust economic policies to promote economic growth. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations in China may be adversely affected by government control over capital investments or changes in tax regulations. As the Chinese pharmaceutical industry grows and evolves, the Chinese government may also implement measures to change the structure of foreign investment in this industry. We are unable to predict the frequency and scope of such policy changes, any of which could materially and adversely affect FibroGen Beijing’s liquidity, access to capital and its ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and commercialize our product candidates in China.

As part of a sweeping government restructuring effort, on March 17, 2018, China’s highest legislative body, the National People’s Congress, approved a plan to establish a State Administration for Market Regulation (“SAMR”), which will merge and undertake the responsibilities previously held by the State Administration for Industry and Commerce, the General Administration of Quality Supervision, Inspection and Quarantine, the Certification and Accreditation Administration, the Standardization Administration of China, and the China Food and Drug Administration (“CFDA”), as well as anti-monopoly responsibilities previously held by the National Development and Reform Commission, Ministry of Commerce, and the Anti-Monopoly Office under the State Council. The restructuring also established a new State Drug Administration (the “SDA”) which has taken over much of the functions of the CFDA and will be supervised by the SAMR, while maintaining branches at the provincial level. A major government restructuring such as this one could cause significant delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China.  Government leadership and officials may be assigned new roles and responsibilities, and may create new policies and priorities, and existing rules may be interpreted differently.  It will take time for the restructuring to be fully implemented and the new structure to operate efficiently.  As a result, our existing plans could be delayed or modified due to changes in regulations, policies or personnel decisions, all of which could have a material adverse impact on our operating results and business prospects.

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

If we fail to attract and keep senior management and key personnel, in particular our chief executive officer, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.*

We are highly dependent on our chief executive officer, Thomas B. Neff, and other members of our senior management team. The loss of the services of Mr. Neff or any of these other individuals would be expected to significantly negatively impact the development and commercialization of our product candidates, our existing collaborative relationships and our ability to successfully implement our business strategy.

Recruiting and retaining qualified commercial, development, scientific, clinical, and manufacturing personnel are and will continue to be critical to our success, particularly as we expand our commercialization operations. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize product candidates. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel.

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

We have broad discretion in the use of the net proceeds from our underwritten public offerings of common stock completed on April 11, 2017 (the “April 2017 Offering”) and completed on August 24, 2017 (the “August 2017 Offering”) and may not use them effectively.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 30, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 35.39% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 30, 2018. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of March 31, 2018, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. For the three months ended March 31, 2018, no changes have been made to the provisional amounts previously recorded. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the Corporate Tax Rate Change. We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

10.5+	FibroGen, Inc. 2018 Bonus Plan.	8-K	001-36740	10.5	2/16/2018

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: May 9, 2018	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2018	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)