Form 10-Q
period 2018-06-30
FIBROGEN INC
filed 2018-08-07
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding as of July 31, 2018 was 84,333,402.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$643,803	$673,658
Short-term investments	28,094	62,060
Accounts receivable ($25,886 and $4,004 from a related party)	30,189	8,452
Prepaid expenses and other current assets ($15,000 and $0 from a related party)	17,997	4,800
Total current assets	720,083	748,970

Restricted time deposits	5,181	5,181
Long-term investments	10,587	10,506
Property and equipment, net	128,829	129,476
Other assets	5,239	4,517
Total assets	$869,919	$898,650

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$3,222	$5,509
Accrued liabilities ($327 and $272 to a related party)	49,492	63,781
Deferred revenue	37,845	16,670
Total current liabilities	90,559	85,960

Long-term portion of lease financing obligations	97,473	97,763
Product development obligations	16,981	17,244
Deferred rent	3,350	3,657
Deferred revenue, net of current	137,436	138,241
Other long-term liabilities	9,318	8,047
Total liabilities	355,117	350,912

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2018 and December 31, 2017; 84,183 and 82,498 shares issued and outstanding at June 30, 2018 and December 31, 2017	842	825
Additional paid-in capital	1,191,524	1,160,094
Accumulated other comprehensive loss	(2,611)	(1,795)
Accumulated deficit	(694,224)	(630,657)
Total stockholders’ equity	495,531	528,467
Non-controlling interests	19,271	19,271
Total equity	514,802	547,738
Total liabilities, stockholders’ equity and non-controlling interests	$869,919	$898,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(Note 1)		(Note 1)
Revenue:
License revenue (includes $14,323, $0, $14,323 and $0 from a related party)	$14,323	$—	$14,323	$—
Development and other revenue (includes $6,145, $5,099, $11,317 and $9,784 from a related party)	29,629	30,268	61,553	59,710
Total revenue	43,952	30,268	75,876	59,710

Operating expenses:
Research and development	52,138	46,981	109,112	93,713
General and administrative	15,055	13,425	30,605	24,955
Total operating expenses	67,193	60,406	139,717	118,668
Loss from operations	(23,241)	(30,138)	(63,841)	(58,958)

Interest and other, net
Interest expense	(2,750)	(2,757)	(5,519)	(5,132)
Interest income and other, net	2,646	1,031	4,717	1,677
Total interest and other, net	(104)	(1,726)	(802)	(3,455)

Loss before income taxes	(23,345)	(31,864)	(64,643)	(62,413)
Provision for income taxes	75	48	174	109
Net loss	$(23,420)	$(31,912)	$(64,817)	$(62,522)

Net loss per share - basic and diluted	$(0.28)	$(0.46)	$(0.78)	$(0.94)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	83,750	69,638	83,309	66,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(Note 1)		(Note 1)
Net loss	$(23,420)	$(31,912)	$(64,817)	$(62,522)
Other comprehensive income (loss):
Foreign currency translation adjustments	958	(994)	431	(1,249)
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	53	654	3	832
Reclassification from accumulated other comprehensive loss	—	(26)	—	(10)
Net change in unrealized gain on available-for-sale investments	53	628	3	822
Other comprehensive income (loss), net of taxes	1,011	(366)	434	(427)
Comprehensive loss	$(22,409)	$(32,278)	$(64,383)	$(62,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
		(Note 1)
Operating activities
Net loss	$(64,817)	$(62,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,083	3,072
Amortization of premium on investments	463	1,064
Unrealized loss (gain) on short-term investments	1,127	(1)
Loss (gain) on disposal of property and equipment	53	(4)
Stock-based compensation	24,109	17,980
Realized foreign currency gain	(1,074)	—
Realized gain on sales of available-for-sale securities	(87)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(21,737)	1,515
Prepaid expenses and other current assets	(13,197)	(124)
Other assets	(722)	(1,130)
Accounts payable	(2,287)	(2,962)
Accrued liabilities	(13,371)	(3,061)
Deferred revenue	20,370	(961)
Lease financing liability	25	401
Other long-term liabilities	1,135	(65)
Net cash used in operating activities	(66,927)	(46,893)

Investing activities
Purchases of property and equipment	(3,705)	(1,612)
Proceeds from sale of property and equipment	184	5
Purchases of available-for-sale securities	(98)	(66)
Proceeds from sales of available-for-sale securities	8,167	18,152
Proceeds from maturities of available-for-sale securities	25,390	23,849
Net cash provided by investing activities	29,938	40,328

Financing activities
Repayments of lease liability	(201)	(201)
Proceeds from follow-on offerings, net of underwriting discounts and commission costs	—	115,050
Cash paid for payroll taxes on restricted stock unit releases	(10,005)	(3,673)
Proceeds from issuance of common stock	17,343	12,244
Payments of deferred offering costs	—	(386)
Net cash provided by financing activities	7,137	123,034
Effect of exchange rate change on cash and cash equivalents	(3)	26
Net decrease in cash and cash equivalents	(29,855)	116,495
Total cash and cash equivalents at beginning of period	673,658	173,782
Total cash and cash equivalents at end of period	$643,803	$290,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutics agents to treat serious unmet medical needs. The Company’s focus in the areas of fibrosis and hypoxia-inducible factor (“HIF”) biology has generated multiple programs targeting various therapeutic areas. The Company’s most advanced product candidate, roxadustat, or FG-4592, is an oral small molecule inhibitor of HIF prolyl hydroxylases (“HIF-PHs”) in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”). Pamrevlumab, or FG-3019, is the Company’s monoclonal antibody in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). The Company is taking a global approach with respect to the development and future commercialization of its product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). The Company is capitalizing on its extensive experience in fibrosis and HIF biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (“2017 Form 10-K”).

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

The Company has identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 2 “Collaboration Agreements.”

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

Select line items from the Company’s condensed consolidated statement of operations and condensed balance sheet, which reflect the adoption of the new revenue standards are as follows (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	New Revenue Standards Adjustment	As Recast	As Previously Reported	New Revenue Standards Adjustment	As Recast
Statement of Operations
License revenue	$21,352	$(21,352)	$—	$40,933	$(40,933)	$—
Development and other revenue	7,645	22,623	30,268	14,955	44,755	59,710
Total revenue	28,997	1,271	30,268	55,888	3,822	59,710
Net loss	(33,183)	1,271	(31,912)	(66,344)	3,822	(62,522)
Net loss per share - basic and diluted	$(0.48)	$0.02	$(0.46)	$(0.99)	$0.05	$(0.94)

				December 31, 2017
				As Previously Reported	New Revenue Standards Adjustment	As Recast
Balance Sheet
Deferred revenue, current				$7,968	$8,702	$16,670
Deferred revenue, net of current				112,231	26,010	138,241
Accumulated deficit				(595,945)	(34,712)	(630,657)

The adoption of the new revenue standards resulted in an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in the opening accumulated deficit of $43.7 million as of January 1, 2016.

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

The adoption of this guidance had no impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended June 30, 2018.

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

Recently Issued Accounting Guidance Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods. The Company will adopt this guidance on January 1, 2019 and does not anticipate a material impact to its consolidated financial statements upon adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the United States (“U.S.”) federal statutory income tax rate from 35% to 21%. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company will adopt this guidance on January 1, 2019 and does not anticipate a material reclassification between its accumulated other comprehensive loss and accumulated deficit upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and ASU 2018-11 are effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period. The Company will adopt this guidance as of January 1, 2019 and is currently in the preliminary stages of gathering data and assessing the impact of the new lease accounting standard. The Company anticipates that the adoption of this guidance will result in additional assets and liabilities being recorded on its consolidated balance sheet.

2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million, which amounts were fully received as of February 2009. Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events, which amounts were fully received as of July 2016, (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone.

During the second quarter of 2018, Astellas reported positive results from the final phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas is ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018. The Company evaluated the regulatory milestone payment associated with NDA submission in Japan based on variable consideration requirements under the current revenue standards and concluded that this milestone became probable of being achieved in the second quarter of 2018. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the second quarter of 2018, of which $14.9 million was recognized as revenue during the period from performance obligations satisfied or partially satisfied as of June 30, 2018.

FibroGen and Astellas are currently negotiating an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan, and for which FibroGen would continue to manufacture and deliver to Astellas roxadustat active pharmaceutical ingredient (“API”). The commercial terms of the Japan Agreement would remain substantially the same. In the second quarter of 2018, FibroGen delivered roxadustat API to Astellas under a material transfer agreement for Astellas to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The associated consideration of $20.9 million was recorded as deferred revenue because Astellas’ right to use the material was limited as of June 30, 2018.

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

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million, which were fully received in various amounts through June 2016. Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events.

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

In October 2017, the State Drug Administration in China accepted the Company’s submitted New Drug Application (“NDA”) for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (“NDD-CKD”) patients. This NDA submission triggered a $15.0 million milestone payment to the Company by AstraZeneca. The Company evaluated this milestone based on variable consideration requirements under the new revenue standards and concluded that the milestone was probable of being achieved in the third quarter of 2017. Accordingly, consideration associated with this milestone was included in the transaction price and allocated to performance obligations under the China Agreement in the same period.

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

As of June 30, 2018, the transaction price for the Japan Agreement included $40.1 million of non-contingent upfront payments, $37.5 million of variable consideration related to payments for milestones considered probable of being achieved, and $12.7 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement included $320.0 million of non-contingent upfront payments, $90.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $183.8 million of variable consideration related to co-development billings.

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

3.

The two agreements were executed as separate agreements because different development, regulatory and commercial approaches required certain terms of the agreements to be structured differently, rather than because the Company or the counterparties considered the agreements to be fundamentally separate negotiations.

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

As of June 30, 2018, the transaction price for the U.S./RoW Agreement and China Agreement included $402.2 million of non-contingent upfront payments, $30.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $673.0 million of variable consideration related to co-development billings.

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

For the China Agreement, the Company retained manufacturing rights as an essential part of a strategy to pursue domestic regulatory pathway for product approval which requires the regulatory licensure of the manufacturing facility in order to commence commercial shipment. The prospects for the collaboration as a whole would have been substantially different had manufacturing rights been provided to AstraZeneca. Due to certain regulatory restrictions in China, manufacturing services of commercial drug product in China are not readily available to AstraZeneca or any other parties. Therefore, AstraZeneca cannot benefit from the license on its own or together with other readily available resources. Accordingly, all the promises identified, including co-development services, under the China Agreement have been bundled into a single performance obligation and amounts of the transaction price allocable to this performance obligation are deferred until control of the manufactured commercial drug product has begun to transfer to AstraZeneca. Upon commencement of the transfer of control to commercial drug product, revenue would be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2018	2017 *	2018	2017 *
Japan	License revenue	$14,323	$—	$14,323	$—
	Development revenue	$1,142	$317	$1,591	$613

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through June 30, 2018	Deferred Revenue at June 30, 2018	Total Consideration Through June 30, 2018
License	$74,089	$—	$74,089
Manufacturing--clinical supplies	13,099	473	13,572
Total license and development revenue	$87,188	$473	$87,661

The revenue recognized under the Japan Agreement in the quarter ended June 30, 2018 included a $14.9 million true-up relating to prior periods resulting from changes to estimated variable consideration in the current period. The remainder of the transaction price related to the Japan Agreement includes $2.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2018	2017 *	2018	2017 *
Europe	License revenue	$—	$—	$—	$—
	Development revenue	$5,003	$4,781	$9,726	$9,171

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through June 30, 2018	Deferred Revenue at June 30, 2018	Total Consideration Through June 30, 2018
License	$370,481	$—	$370,481
Manufacturing--clinical supplies	194,059	5,337	199,396
Total license and development revenue	$564,540	$5,337	$569,877

The revenue recognized under the Europe Agreement in the quarter ended June 30, 2018 included a reduction in revenue of $0.2 million as true-up relating to prior periods resulting from changes to estimated variable consideration in the current period. The remainder of the transaction price related to the Europe Agreement includes $23.9 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2018	2017 *	2018	2017 *
U.S. / RoW and China	License revenue	$—	$—	$—	$—
	Development revenue	23,479	25,167	50,202	49,923
	China performance obligation	$—	$—	$—	$—

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through June 30, 2018	Deferred Revenue at June 30, 2018	Total Consideration Through June 30, 2018
License	$286,216	$—	$286,216
Co-development, information sharing & committee services	353,870	32,600	386,470
China performance obligation	—	115,942	115,942
Total license and development revenue	$640,086	$148,542	$788,628

The revenue recognized under the U.S./RoW Agreement in the quarter ended June 30, 2018 included a reduction in revenue of $0.3 million as true-up relating to prior periods resulting from changes to estimated variable consideration in the current period. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $251.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

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

3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$28,094	$—	$28,094
Bond and mutual funds	10,377	—	—	10,377
Equity investments	210	—	—	210
Money market funds	580,287	—	—	580,287
Total	$590,874	$28,094	$—	$618,968

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$53,943	$—	$53,943
Bond and mutual funds	18,402	—	—	18,402
Equity investments	221	—	—	221
Money market funds	569,942	—	—	569,942
Total	$588,565	$53,943	$—	$642,508

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,300	$98,300

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,476	$98,476

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash	$63,516	$103,716
Money market funds	580,287	569,942
Total cash and cash equivalents	$643,803	$673,658

At June 30, 2018 and December 31, 2017, a total of $24.7 million and $32.3 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$28,132	$—	$(38)	$28,094
Bond and mutual funds	10,341	36	—	10,377
Equity investments	126	84	—	210
Total investments	$38,599	$120	$(38)	$38,681

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$53,985	$4	$(46)	$53,943
Bond and mutual funds	17,249	1,153	—	18,402
Equity investments	126	95	—	221
Total investments	$71,360	$1,252	$(46)	$72,566

At June 30, 2018, all of the available-for-sale investments had contractual maturities within one year. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Preclinical and clinical trial accruals	$23,893	$32,321
Payroll and related accruals	12,631	18,810
Property taxes and other	1,843	4,201
Professional services	2,370	1,991
Other	8,755	6,458
Total accrued liabilities	$49,492	$63,781

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$7,894	$5,621	$14,264	$10,521
General and administrative	5,337	3,950	9,845	7,459
Total stock-based compensation expense	$13,231	$9,571	$24,109	$17,980

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock Options
Expected term (in years)	5.4	5.4	5.4	5.7
Expected volatility	67.5%	71.0%	67.8%	71.6%
Risk-free interest rate	2.8%	1.9%	2.7%	2.3%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$31.35	$17.06	$32.12	$16.26

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.3 - 75.3%	52.8 - 77.2%	47.3 - 75.3%	52.8 - 77.2%
Risk-free interest rate	0.8 - 2.6%	0.5 - 1.3%	0.8 - 2.6%	0.5 - 1.3%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$15.25	$9.10	$13.67	$8.98

6.	Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2018 and 2017 were due to foreign taxes.

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

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $20.5 million and $5.1 million during the three months ended June 30, 2018 and 2017, respectively, and $25.6 million and $9.8 million during the six months ended June 30, 2018 and 2017, respectively. The related party revenue for the three and six months ended June 30, 2018 included $14.9 million of a $15.0 million regulatory milestone under the Japan Agreement that was included in the transaction price during the second quarter of 2018. See Note 2 and below for details. The related party revenue was recast for the three and six months ended June 30, 2017 as a result of adoption of the new revenue standards. See Note 1 for details.

The Company recorded expense related to collaboration agreements with Astellas of $0.2 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, and $0.7 million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, accounts receivable from Astellas were $25.9 million and $4.0 million, respectively, and amounts due to Astellas were $0.3 million and $0.3 million, respectively. The accounts receivable from Astellas as of June 30, 2018 included $20.9 million related to a sale of roxadustat API to Astellas during the second quarter of 2018. The sale was made pursuant to a material transfer agreement in anticipation of the execution of an amendment to the Japan Agreement allowing Astellas to manufacture roxadustat drug product, which is expected to be finalized in the third quarter of 2018. The sale enables Astellas to conduct the commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The associated consideration was recorded as deferred revenue because Astellas’ right to use the material was limited as of June 30, 2018.

Prepaid expenses and other current assets as of June 30, 2018 included $15.0 million of contract assets related to a regulatory milestone under the Japan Agreement with Astellas associated with NDA submission in Japan. See Note 2 for details. According to the Japan Agreement, this amount is not billable to Astellas until the submission of NDA, therefore it was included in the prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2018.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a biopharmaceutical company discovering and developing first-in-class therapeutics. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of hypoxia inducible factor (“HIF”) prolyl hydroxylase (“HIF-PH”) activity in Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”). Pamrevlumab (FG-3019), a human monoclonal antibody that inhibits the activity of connective tissue growth factor (“CTGF”) is in Phase 2 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). We are taking a global approach to the development and future commercialization of our product candidates, and this includes development and commercialization in the People’s Republic of China (“China”). We are capitalizing on our extensive experience in fibrosis and HIF biology and clinical development to advance a pipeline of innovative medicines for the treatment of anemia, fibrotic disease cancer, corneal blindness and other serious unmet medical needs.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 *	2018	2017 *
	(in thousands, except for per share data)
Result of Operations
Revenue	$43,952	$30,268	$75,876	$59,710
Operating expenses	$67,193	$60,406	$139,717	$118,668
Net loss	$(23,420)	$(31,912)	$(64,817)	$(62,522)
Net loss per share - basic and diluted	$(0.28)	$(0.46)	$(0.78)	$(0.94)

			June 30, 2018	December 31, 2017
			(in thousands)
Balance Sheet
Cash and cash equivalents			$643,803	$673,658
Short-term and long-term investments			$38,681	$72,566
Accounts receivable			$30,189	$8,452

*	Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Our revenue for the three and six months ended June 30, 2018 increased compared to the same periods a year ago primarily related to the recognition of $14.9 million of a $15.0 million regulatory milestone associated with NDA submission in Japan under the collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan (“Japan Agreement”) that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved.

Operating expenses for the three and six months ended June 30, 2018 increased compared to the same periods a year ago primarily due to higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, higher stock-based compensation due to the cumulative impact of stock option grant activities, and higher employee-related expenses resulting from higher average compensation level and higher headcount, partially offset by lower clinical trial activities related to roxadustat and pamrevlumab. Operating expenses for six months ended June 30, 2018 were also impacted by higher facility related expenses relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments.

During the three months ended June 30, 2018, we had a net loss of $23.4 million, or net loss per basic and diluted share of $0.28, as compared to a net loss of $31.9 million for the same period a year ago, due to an increase in revenue, partially offset by an increase in operating expenses. During the six months ended June 30, 2018, we had a net loss of $64.8 million, or net loss per basic and diluted share of $0.78, as compared to a net loss of $62.5 million for the same period a year ago, due to an increase in operating expenses, partially offset by an increase in revenue.

Cash and cash equivalents, investments and accounts receivable totaled $712.7 million at June 30, 2018, a decrease of $42.0 million from December 31, 2017, primarily due to the cash used in operations, partially offset by an increase in accounts receivable of $20.9 million related to a sale of roxadustat active pharmaceutical ingredient (“API”) to Astellas during the second quarter of 2018.

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

For our U.S. CKD anemia program, we completed enrollment of the Phase 3 studies in the second quarter of 2018, and have agreed with our partner, AstraZeneca, to conduct the last patient visit for the Phase 3 studies in the third quarter of 2018, report topline individual study results in the fourth quarter of 2018, and report pooled safety data prior to the submission of the New Drug Application (“NDA”) for roxadustat in the first half of 2019.

In China, the State Drug Administration (“SDA”) continues to review our NDA submission for the registration of roxadustat to treat anemia for DD-CKD patients and NDD-CKD patients in China. We currently anticipate a market approval decision for our CKD anemia NDA in China by the end of 2018.

In Japan, Astellas has completed four of its six Phase 3 anemia studies. In the second quarter of 2018, Astellas and FibroGen reported positive topline data from Astellas’ Phase 3 active-comparator, hemodialysis erythropoiesis-stimulating agent (“ESA”)-conversion study. In the study, average hemoglobin levels were effectively maintained at 10.99 g/dL at weeks 18 to 24 in roxadustat-treated hemodialysis patients previously treated with ESAs. Astellas met the primary efficacy endpoint of change in average hemoglobin levels from baseline to weeks 18 to 24, with -0.04 g/dL in the roxadustat-treated group and -0.03 g/dL in the darbepoetin-treated group. The non-inferiority of roxadustat to darbepoetin alfa in change of average hemoglobin from baseline was confirmed as the lower bound of the 95% confidence interval (-0.18, 0.15) of the treatment difference was greater than the pre-specified non-inferiority margin (-0.75 g/dL). Roxadustat was well tolerated in this study, with safety results consistent with that observed in previous roxadustat studies.

Astellas expects to report topline data from one of its two ongoing Japan Phase 3 NDD-CKD studies in the fourth quarter of 2018 and submit an NDA in Japan for anemia associated with DD-CKD in 2018.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes (MDS)

In the United States and Europe, we are enrolling patients in our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS patients.

In China, we initiated our Phase 2/3 MDS clinical trial application to evaluate roxadustat for the treatment of anemia in patients with MDS in the second quarter of 2018.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element in the progression of fibrotic and fibro-proliferative diseases. We are currently conducting Phase 2 trials in pancreatic cancer and DMD and we have completed our Phase 2 trial in IPF. In the U.S., pamrevlumab has received orphan drug designation in IPF and Fast Track designation for the treatment of patients with locally advanced unresectable pancreatic cancer from the U.S. Food and Drug Administration (“FDA”).

We reported additional positive results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF at the 2018 American Thoracic Society Conference. The pamrevlumab arm achieved a statistically significant reduction in the rate of progression of lung fibrosis compared to placebo using high resolution computed tomography of quantitative lung fibrosis (“QLF”). The change in QLF volume from baseline to week 24 for pamrevlumab-treated patients was 24.8 ml vs 86.4 ml for placebo, with a treatment difference of -61.6 ml, p=0.009. The change in QLF volume from baseline to 48 weeks was 75.4 ml in pamrevlumab-treated patients vs 151.5 ml in patients on placebo, with a treatment difference of -76.2 ml, p=0.038. We recently met with the FDA at an end-of-Phase 2 meeting. We expect to begin a Phase 3 trial of pamrevlumab in IPF in early 2019.

In pancreatic cancer, we reported updated results from our ongoing open-label Phase 1/2 trial of pamrevlumab in locally advanced unresectable pancreatic cancer at the ASCO Annual Meeting in June 2018. A higher proportion (70.8%) of pamrevlumab treated patients whose tumors were previously considered unresectable became eligible for surgical exploration than patients who received chemotherapy alone (15.4%), based on pre-specified eligibility criteria at the end of 6 months of treatment. Furthermore, a higher proportion of pamrevlumab-treated patients (33.3%) achieved surgical resection than those who received chemotherapy alone (7.7%).

In the second quarter of 2018, we met with the FDA in an end-of-Phase 2 meeting to discuss our Phase 3 plan for locally advanced unresectable pancreatic cancer. We received FDA guidance on study design and the basis for consideration of accelerated approval. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab, in combination with gemcitabine and nab-paclitaxel, or chemotherapy alone. After completion of the 6-month treatment period, if the results show an improved resection rate in the pamrevlumab arm, we may request a meeting with the FDA to discuss the adequacy of these results to support a marketing application under the provisions of accelerated approval. After this interim assessment of resection rates, the study will continue to collect data on overall survival, the primary endpoint. We are now working on start-up activities needed to initiate this study in early 2019.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca as described below.

Astellas

In June 2005, we entered into the Japan Agreement with Astellas for roxadustat for the treatment of anemia in Japan. In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa. Under these agreements, we provide Astellas the right to develop and commercialize roxadustat for anemia indications in these territories.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through June 30, 2018 totals $472.6 million. During the second quarter of 2018, Astellas reported positive results from the final Phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas will be ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018. We evaluated the regulatory milestone payment associated with NDA submission in Japan based on variable consideration requirements under the current revenue standards and concluded that this milestone became probable of being achieved in the second quarter of 2018. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the second quarter of 2018.  Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

FibroGen and Astellas are currently negotiating an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan, and for which FibroGen would continue to manufacture and deliver to Astellas roxadustat API. The commercial terms of the Japan Agreement would remain substantially the same. In the second quarter of 2018, FibroGen delivered roxadustat API to Astellas under a material transfer agreement for Astellas to conduct commercial scale manufacturing validation for roxadustat drug product in Japan.

In addition, as of June 30, 2018, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through June 30, 2018 totals $432.2 million.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2018 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through June 30, 2018	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$95,000	$157,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	430,000	902,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	43,200	333,500	376,700
Total AstraZeneca	432,200	1,193,500	1,625,700
Total revenue	$904,793	$1,623,500	$2,528,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017 *	$	%	2018	2017 *	$	%
	(dollars in thousands)
Revenue:
License revenue	$14,323	$—	$14,323	100%	$14,323	$—	$14,323	100%
Development and other revenue	29,629	30,268	(639)	(2)%	61,553	59,710	1,843	3%
Total revenue	$43,952	$30,268	$13,684	45%	$75,876	$59,710	$16,166	27%

*	Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

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

Total revenue increased $13.7 million, or 45% for the three months ended June 30, 2018, and increased $16.2 million, or 27% for the six months ended June 30, 2018, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017 *	$	%	2018	2017 *	$	%
	(dollars in thousands)
License revenue:
Astellas	$14,323	$—	$14,323	100%	$14,323	$—	$14,323	100%
AstraZeneca	—	—	—	—%	—	—	—	—%
Total license and milestone revenue	$14,323	$—	$14,323	100%	$14,323	$—	$14,323	100%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

License revenue in the three and six months ended June 2018 was related to a $15.0 million regulatory milestone associated with Astellas’ expected NDA submission in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved. Of this amount, $14.3 million was allocated to license revenue and recognized during the second quarter of 2018. There was no license revenue from AstraZeneca for the three and six months ended June 30, 2018 and 2017.

Development and other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017 *	$	%	2018	2017 *	$	%
	(dollars in thousands)
Development revenue:
Astellas	$6,145	$5,098	$1,047	21%	$11,317	$9,784	$1,533	16%
AstraZeneca	23,479	25,167	(1,688)	(7)%	50,202	49,923	279	1%
Total development revenue	29,624	30,265	(641)	(2)%	61,519	59,707	1,812	3%
Other revenue	5	3	2	67%	34	3	31	1,033%
Total development and other revenue	$29,629	$30,268	$(639)	(2)%	$61,553	$59,710	$1,843	3%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Development and other revenue decreased $0.6 million, or 2% for the three months ended June 30, 2018, and increased $1.8 million, or 3% for the six months ended June 30, 2018, compared to the same periods a year ago. Development revenue recognized under our collaboration agreements with AstraZeneca decreased $1.7 million, or 7% for the three month period primarily due to a decrease in co-development billings related to the development of roxadustat. Development revenue recognized under our collaboration agreements with Astellas increased $1.0 million, or 21% for the three month period, and increased $1.5 million, or 16% for the six month period, primarily due to the allocated revenue related to the above mentioned $15.0 million associated with the regulatory milestone of NDA submission in Japan.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Operating expenses
Research and development	$52,138	$46,981	$5,157	11%	$109,112	$93,713	$15,399	16%
General and administrative	15,055	13,425	1,630	12%	30,605	24,955	5,650	23%
Total operating expenses	$67,193	$60,406	$6,787	11%	$139,717	$118,668	$21,049	18%

Total operating expenses increased $6.8 million, or 11%, for the three months ended June 30, 2018, and increased $21.0 million, or 18%, compared to the same periods a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2018 and 2017:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$33,335	$32,968	$70,858	$54,346
Pamrevlumab	Phase 2	13,837	8,463	25,931	19,557
FG-6874	Phase 1	7	6	12	22
FG-5200	Preclinical	1,154	1,157	2,642	1,742
Other research and development expenses		3,805	4,387	9,669	18,046
Total research and development expenses		$52,138	$46,981	$109,112	$93,713

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

Research and development expenses increased $5.2 million, or 11%, for the three months ended June 30, 2018, compared to the same period a year ago. The increase was primarily due to increases in drug development expenses of $4.1 million, employee-related costs of $2.8 million and stock-based compensation expense of $2.3 million, partially offset by a decrease in clinical trials costs of $5.2 million. Drug development expenses increased primarily due to higher drug substance manufacturing activities related to pamrevlumab. Employee-related costs increased due to higher headcount and higher average compensation level. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Clinical trial costs decreased as a result of the completion of Phase 3 trials for roxadustat and the Phase 2 trials for pamrevlumab. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

Research and development expenses increased $15.4 million, or 16%, for the six months ended June 30, 2018, compared to the same period a year ago. The increase was primarily due to increases in employee-related costs of $6.9 million, allocated facility related expense of $4.9 million, drug development expenses of $4.0 million, stock-based compensation expense of $3.7 million and outside services of $0.9 million, partially offset by a decrease in clinical trials costs of $5.6 million. Employee-related costs increased due to higher headcount, higher average compensation level, and increased seminar and conference costs. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments. Drug development expenses increased primarily due to higher drug substance manufacturing activities related to pamrevlumab. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Outside services costs increased due to higher scientific contract work related to roxadustat and other HIF-PH inhibitors. Clinical trial costs decreased as a result of nearing completion of Phase 3 trials for roxadustat and Phase 2 trials for pamrevlumab. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

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

General and administrative expenses increased $1.6 million, or 12%, for the three months ended June 30, 2018, compared to the same period a year ago, primarily due to increases in stock-based compensation expense of $1.4 million and employee-related costs of $0.7 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher average compensation level and higher headcount.

General and administrative expenses increased $5.7 million, or 23%, for the six months ended June 30, 2018, compared to the same period a year ago, primarily due to increases in stock-based compensation expense of $2.4 million, facility related expense of $1.2 million and employee-related costs of $2.0 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments. Employee-related costs increased due to higher average compensation level and higher headcount.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,750)	$(2,757)	$7	—%	$(5,519)	$(5,132)	$(387)	8%
Interest income and other, net	2,646	1,031	1,615	157%	4,717	1,677	3,040	181%
Total interest and other, net	$(104)	$(1,726)	$1,622	(94)%	$(802)	$(3,455)	$2,653	(77)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained flat for the three months ended June 30, 2018. Interest expense increased $0.4 million, or 8%, for the six months ended June 30, 2018, compared to the same period a year ago, primarily due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China in 2017.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments. Interest income and other, net increased $1.6 million, or 157%, for the three months ended June 30, 2018, and increased $3.0 million, or 181%, for the six months ended June 30, 2018 compared to the same periods a year ago primarily due to higher interest earned on our cash, cash equivalents and investments associated with the higher average balances, and realized foreign currency gain during the current year periods, partially offset by the unrealized loss on our marketable equity investments during the current year periods.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 *	2018	2017 *
	(dollars in thousands)
Loss before income taxes	$(23,345)	$(31,864)	$(64,643)	$(62,413)
Provision for income taxes	75	48	174	109
Effective tax rate	(0.3)%	(0.2)%	(0.3)%	(0.2)%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

The provisions for income taxes for the three and six months ended June 30, 2018 and 2017 were due to foreign taxes.

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

As of June 30, 2018, we had cash and cash equivalents of $643.8 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of June 30, 2018, we had short-term and long-term investments of $28.1 million and $10.6 million, respectively. As of June 30, 2018, a total of $24.7 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(66,927)	$(46,893)
Investing activities	29,938	40,328
Financing activities	7,137	123,034
Effect of exchange rate changes on cash and cash equivalents	(3)	26
Net decrease in cash and cash equivalents	$(29,855)	$116,495

Operating Activities

Net cash used in operating activities was $66.9 million for the six months ended June 30, 2018 and consisted primarily of net loss of $64.8 million adjusted for non-cash items of $27.7 million and a net decrease in operating assets and liabilities of $29.8 million. The significant non-cash items included stock-based compensation expense of $24.1 million, depreciation expense of $3.1 million, unrealized loss on our marketable equity investments of $1.1 million, and realized foreign currency gain of $1.1 million. The significant items in the changes in operating assets and liabilities included decreases resulting from accounts receivable of $21.7 million, accrued liabilities of $13.4 million, prepaid expenses and other current assets of $13.2 million, and accounts payable of $2.3 million, partially offset by an increase resulting from deferred revenue of $20.4 million. The changes in accounts receivable and deferred revenue were primarily related to a sale of roxadustat API to Astellas during the second quarter of 2018. The sale was made pursuant to a material transfer agreement in anticipation of the execution of an amendment to the Japan Agreement. The associated consideration was recorded as deferred revenue as of June 30, 2018 as control of the product had not fully transferred to Astellas as of June 30, 2018. The changes in accrued liabilities and accounts payable were primarily driven by clinical trial activities and the timing of payments. The change in prepaid expenses and other current assets was related to contract assets related to a regulatory milestone under the Japan Agreement with Astellas associated with NDA submission in Japan, which was not billable to Astellas as of June 30, 2018.

Net cash used in operating activities was $46.9 million for the six months ended June 30, 2017 and consisted primarily of net loss of $62.5 million adjusted for non-cash items of $22.0 million and a net decrease in operating assets and liabilities of $6.4 million. The significant non-cash items included stock-based compensation expense of $18.0 million and depreciation expense of $3.1 million. The significant items in the changes in operating assets and liabilities included decreases resulting from accrued liabilities of $3.1 million, accounts payable of $3.0 million, other assets of $1.1 million, and deferred revenue of $1.0 million, partially offset by an increase resulting from accounts receivable of $1.5 million. The change in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The change in other assets was primarily driven by payment during the current year period for the land use right fee for the commercial active pharmaceutical ingredients manufacturing facility that we are establishing in China. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $29.9 million for the six months ended June 30, 2018 and consisted of proceeds from maturities of available-for-sale securities of $25.4 million and sales of available-for-sale securities of $8.2 million, partially offset by cash used in purchases of property and equipment of $3.7 million.

Net cash provided by investing activities was $40.3 million for the six months ended June 30, 2017 and consisted of proceeds from maturities of available-for-sale securities of $23.8 million and sales of available-for-sale securities of $18.2 million, partially offset by cash used in purchases of property and equipment of $1.6 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liability.

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2018 and consisted primarily of $17.3 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $10.0 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash provided by financing activities was $123.0 million for the six months ended June 30, 2017 and consisted primarily of $115.1 million of proceeds from a follow-on offering, net of underwriting discounts and commission costs, and $12.2 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $3.7 million of cash paid for payroll taxes on restricted stock unit releases.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2018 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

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

We have identified the following material promises under our collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 2 “Collaboration Agreements” to our condensed consolidated financial statements.

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

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standards”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We adopted the new revenue standards as of January 1, 2018 using the full retrospective method, which required us to recast the prior reporting period presented in the condensed consolidated financial statements. The primary impact upon adoption of the new revenue standards relates to the manner in which revenue is recognized for co-development billings and milestone payments under our collaboration arrangements. Under the new revenue standards, both of these elements of consideration are considered variable consideration which requires us to make estimates of when co-development billings become due or when achievement of a particular milestone becomes probable. Payments are included in the transaction price when it becomes probable that inclusion would not lead to a significant revenue reversal. We have recast our condensed consolidated statement of operations and condensed balance sheet from amounts previously reported due to the adoption of the new revenue standards, which resulted in increases in revenue of $1.3 million and $3.8 million for the three and six months ended June 30, 2017, respectively. The adoption of the new revenue standards resulted in an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in the opening accumulated deficit of $43.7 million as of January 1, 2016. The adoption of the new revenue standards had no impact to our previously reported condensed consolidated statement of cash flows. Refer to Note 1 to the condensed consolidated financial statements for details.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance was effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. We adopted this guidance as of January 1, 2018 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $1.3 million as a decrease in accumulated deficit on January 1, 2018, and an increase in accumulated other comprehensive loss. The adoption of this guidance had no impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended June 30, 2018. Refer to Note 1 to the condensed consolidated financial statements for details.

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

Recently Issued Accounting Guidance Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods. We will adopt this guidance on January 1, 2019 and do not anticipate a material impact to our consolidated financial statements upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and ASU 2018-11 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We will adopt this guidance as of January 1, 2019 and are currently in the preliminary stages of gathering data and assessing the impact of the new lease accounting standard. We anticipate that the adoption of this guidance will result in additional assets and liabilities being recorded on our consolidated balance sheet.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2017, 2016, and 2015, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million, $58.1 million, and $94.2 million, respectively. As of June 30, 2018, we had an accumulated deficit of $694.2 million. As of June 30, 2018, we had capital resources consisting of cash, cash equivalents and short-term investments of $671.9 million plus $10.6 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In addition, we cannot be sure that the potential advantages we believe roxadustat may have for treatment of patients with anemia in CKD, as compared to the use of ESAs, will be substantiated by our larger U.S. and European Phase 3 clinical trials, or that we will be able to include a discussion of such advantages in our labeling should we obtain approval. We believe that roxadustat may have certain benefits as compared to ESAs based on the data from our Phase 2 clinical trials and China Phase 3 trials conducted to date, including safety benefits, the absence of a hypertensive effect, the potential to lower cholesterol levels and the potential to correct anemia without the use of IV iron. However, our belief that roxadustat may offer those benefits is based on a limited amount of data from our clinical trials to date, and our understanding of the likely mechanisms of action for roxadustat. Some of these benefits, such as those associated with the apparent effects on blood pressure and cholesterol, are not fully understood and, even if roxadustat receives marketing approval, we do not expect that it will be approved for the treatment of high blood pressure or high cholesterol based on the data from our Phase 3 trials, and we may not be able to refer to any such benefits in the labeling. While the data from our Phase 2 trials suggests roxadustat may reduce low-density lipoprotein (“LDL”), and reduce the ratio of LDL to high-density lipoprotein (“HDL”), the data show it may also reduce HDL, which may be a risk to patients. In addition, causes of the safety concerns associated with the use of ESAs to achieve specified target hemoglobin levels have not been fully elucidated. While we believe that the issues giving rise to these concerns with ESAs are likely due to factors other than the hemoglobin levels achieved, we cannot be certain that roxadustat will not be associated with similar, or more severe, safety concerns.

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

With respect to roxadustat, we expect that regulatory approvals, if obtained at all, will limit the approved indicated uses for which roxadustat may be marketed, as ESAs have been subject to significant safety limitations on usage as directed by the “Black Box” warnings included in their labels. Refer to “Business — Roxadustat for the Treatment of Anemia in Chronic Kidney Disease — Limitations of the Current Standard of Care for Anemia in CKD”. In addition, in the past, an approved ESA was voluntarily withdrawn due to serious safety issues discovered after approval. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the Black Box warning for ESAs, the label for roxadustat may contain other warnings that limit the market opportunity for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the basis for the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

As an organization, we have not successfully commercialized any drug product and have only completed a Phase 3 clinical trial in China. Therefore, we may not be able to efficiently execute our development and commercialization plans.*

We are currently conducting Phase 2 clinical trials for pamrevlumab and plan on initiating Phase 3 clinical trials for pamrevlumab in the future. We have initiated Phase 3 clinical trials of roxadustat. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before outside of China, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not received approval for an NDA before. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China in March 2016, the State Drug Administration (“SDA”) issued guidance related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. However, we cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ® and Erypo ®/Eprex ®, marketed by Johnson & Johnson Inc., and Espo ® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp ® and NESP ®) and Mircera ® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma (“Vifor”), a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of DD-CKD patients. While NDD-CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. Akebia is currently conducting two Phase 3 studies in NDD–CKD, one started in December 2015 and the other in February 2016, and initiated two Phase 3 studies in DD-CKD, one started in July 2016 and the other in August 2016. Akebia also started a Phase 2 study in May 2017 with 20-week dosing in ESA-hyporesponsive DD-CKD patients, and a Phase 3 study with three-times a week dosing in August 2017, both of which have been either terminated or withdrawn as of April 2018, and Akebia plans to replace these with new modified designs of studies, which are yet to be initiated. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, started a Phase 3 program in November 2017. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Two of the GSK Japan Phase 3 studies were completed in July 2018. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and started Japan Phase 3 studies in NDD-CKD and DD-CKD in December 2017. Beginning in September 2017, Japan Tobacco is currently conducting four Phase 3 open label studies in NDD-CKD and DD-CKD as well as one Phase 3 ESA-controlled study each in NDD-CKD and DD-CKD in Japan. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation (“Celgene”), is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. Celgene announced in July 2018 that it plans to submit a marketing approval application for luspatercept in the U.S. and European Union (“EU”) in the first half of 2019. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the SDA to conduct trials in China to support its ex-China regulatory filings. Furthermore, while it is too early to understand how the SDA will implement its recently approved guidelines to allow multinational companies to use their ex-China clinical data in their NDAs in China, these guidelines could in theory allow competitors to accelerate their NDA applications in China. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. also announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The introduction of biosimilar ESAs into the market in the U.S. may occur by the time roxadustat enters the market and may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the end stage renal disease bundle. The patents for Amgen’s epoetin alfa, EPOGEN, expired in 2004 in the EU, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development or regulatory review. For example, the FDA approved Pfizer’s Biologics License Application (“BLA”) for Retacrit® (epoetin zeta) in May 2018 that has been marketed by Pfizer in Europe. Sandoz, a division of Novartis, markets Binocrit ® (epoetin alfa) in Europe and plans to file a biosimilar BLA in the U.S.

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

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim Pharma GmbH & Co. KG’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in various stages of Phase 2 development for IPF include Galapagos NV’s GLPG 1205, Promedior Inc.’s PRM-151, Biogen-Idec’s STX-100, Prometic Life Sciences Inc.’s PBI-4050, and Kadmon Holdings, Inc.’s KD025. Galapagos NV recently announced its plans to start two Phase 3 trials in IPF later this year with its compound GLPG1690. Moreover, Promedior Inc. published an abstract as part of the 2018 American Thoracic Society Conference indicating that it achieved a positive outcome in its Phase 2 trial for IPF with its compound PRM-151.

If pamrevlumab is approved and launched commercially to treat pancreatic cancer, we expect it to be used in combination instead of as monotherapy, and, likely competition for pamrevlumab would be from other agents also seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane ® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade.

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Catabasis Pharmaceuticals, Solid Biosciences Inc., and Pfizer.

Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and received accelerated approval in the U.S. for its first drug Exondys 51 (eteplirsen). The approval is limited to patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. In addition, Sarepta has two additional exon skipping programs in Phase 3 development, each of which targets approximately 8% of patients with DMD. In addition, Sarepta is developing gene therapies for the treatment of DMD and reported positive preliminary results from a Phase 1/2a program in June, 2018.  In addition to Sarepta, Pfizer and Solid Biosciences, Inc. are also pursuing gene therapies in early clinical trials for DMD.

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

Pfizer’s other product candidate, which is in Phase 2 development to treat DMD, is an antibody targeting myostatin which is a protein that regulates muscle growth. The goal of the program is to increase muscle growth and muscle strength in patients with DMD.

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

Third parties may also challenge our patents and patent applications, through interference, reexamination, IPR, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, oppositions have been filed against four FibroGen European patents (European Patent Nos. 1463823, 1633333, 2322155, and 2322153) within our HIF Anemia-related Technologies Patent Portfolio. In three of these proceedings (1463823, 1633333, and 2322155), the European Patent Office has handed down decisions unfavorable to FibroGen. Each of these decisions is currently under appeal, and remain valid and enforceable pending resolution of the appeals. However, the ultimate outcomes of such proceedings remain uncertain and resolution of such may take an additional two to three years. A final decision adverse to FibroGen in any of these cases could result in invalidation of the subject patent, in whole or in part. Akebia is also pursuing challenges against corresponding patents in Canada and in Japan.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•	comply with privacy laws protecting personal information;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	comply with the FCPA and other anti-bribery laws;
•	report financial information or data accurately;
•	or disclose unauthorized activities to us.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;
•	changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with the FCPA, and other anti-corruption and anti-bribery laws;
•	U.S. and foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. For example, the SDA recently adopted the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use guidelines, which may introduce regulatory oversight earlier in our production process for roxadustat manufactured and sold in China. If that is the case, the SDA may be required to inspect and approve a third party manufacturer of an earlier intermediate, or regulatory starting material, of our API, which could cause delay or additional cost in our NDA application or commercialization.  In addition, Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry, in some cases launching industry-wide investigations, oftentimes appearing to focus on foreign companies. The costs and time necessary to respond to an investigation can be material. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

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

We are planning on using our own manufacturing facilities in China to produce roxadustat API, roxadustat drug product, and FG-5200 corneal implants. As an organization, we have limited experience in the construction, licensure, and operation of a manufacturing plant, and accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.*

We have two manufacturing facilities in China, with one located in Beijing and the other in Cangzhou, Hebei. We will not receive a license for commercial manufacture of roxadustat in either facility until after NDA approval. We are currently planning on manufacturing commercial API at our Cangzhou facility, and expect to receive a license to produce roxadustat API at that site in the second half of 2019. However, as an organization, we have limited experience building and licensing manufacturing facilities that must be constructed, licensed and operated in conformity with applicable cGMP, building and other requirements. There can be no assurance that we will be successful or timely in receiving licensure in Cangzhou or Beijing, either of which would be expected to delay or preclude our ability to develop and commercialize roxadustat in China and may materially adversely affect our business and operations and prospects in China.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2018, approximately $2.6 million of our cash and cash equivalents is held in China.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of June 30, 2018, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. For the three and six months ended June 30, 2018, no changes have been made to the provisional amounts previously recorded. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”), which was recorded as of December, 2017. We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

As part of a sweeping government restructuring effort, on March 17, 2018, China’s highest legislative body, the National People’s Congress, approved a plan to establish a State Administration for Market Regulation (“SAMR”), which will merge and undertake the responsibilities previously held by the State Administration for Industry and Commerce, the General Administration of Quality Supervision, Inspection and Quarantine, the Certification and Accreditation Administration, the Standardization Administration of China, and the China Food and Drug Administration (“CFDA”), as well as anti-monopoly responsibilities previously held by the National Development and Reform Commission, Ministry of Commerce, and the Anti-Monopoly Office under the State Council. The restructuring also established the SDA which has taken over much of the functions of the CFDA and will be supervised by the SAMR, while maintaining branches at the provincial level. A major government restructuring such as this one could cause significant delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China. Government leadership and officials may be assigned new roles and responsibilities, and may create new policies and priorities, and existing rules may be interpreted differently. It will take time for the restructuring to be fully implemented and the new structure to operate efficiently. As a result, our existing plans could be delayed or modified due to changes in regulations, policies or personnel decisions, all of which could have a material adverse impact on our operating results and business prospects.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of July 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 37.97% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 30, 2018. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of June 30, 2018, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. For the three and six months ended June 30, 2018, no changes have been made to the provisional amounts previously recorded. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the Corporate Tax Rate Change, which was recorded as of December 31, 2017. We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

10.6*+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	—	—	—	—

10.7*†	Materials Transfer Agreement Letter to Astellas Pharma Inc., dated June 15, 2018.	—	—	—	—

10.8*†	Preapproval Transfer Price Letter to Astellas Pharma Inc., dated June 15, 2018.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan
†	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: August 7, 2018	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2018	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)