Form 10-Q
period 2018-09-30
FIBROGEN INC
filed 2018-11-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of October 31, 2018 was 84,978,056.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
		(Note 1)
Assets
Current assets:
Cash and cash equivalents	$566,722	$673,658
Short-term investments	86,009	62,060
Accounts receivable ($19,434 and $4,004 from a related party)	23,187	8,452
Prepaid expenses and other current assets	2,865	4,800
Total current assets	678,783	748,970

Restricted time deposits	5,181	5,181
Long-term investments	40,602	10,506
Property and equipment, net	127,908	129,476
Other assets	3,167	4,517
Total assets	$855,641	$898,650

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$10,131	$5,509
Accrued liabilities ($353 and $272 to a related party)	52,598	63,781
Deferred revenue	37,697	16,670
Total current liabilities	100,426	85,960

Long-term portion of lease financing obligations	97,323	97,763
Product development obligations	16,948	17,244
Deferred rent	3,197	3,657
Deferred revenue, net of current	136,874	138,241
Other long-term liabilities	10,291	8,047
Total liabilities	365,059	350,912

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2018 and December 31, 2017; 84,847 and 82,498 shares issued and outstanding at September 30, 2018 and December 31, 2017	848	825
Additional paid-in capital	1,209,813	1,160,094
Accumulated other comprehensive loss	(2,570)	(1,795)
Accumulated deficit	(736,780)	(630,657)
Total stockholders’ equity	471,311	528,467
Non-controlling interests	19,271	19,271
Total equity	490,582	547,738
Total liabilities, stockholders’ equity and non-controlling interests	$855,641	$898,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Note 1)		(Note 1)
Revenue:
License revenue (includes $0, $0, $14,323 and $0 from a related party)	$—	$9,933	$14,323	$9,933
Development and other revenue (includes $5,131, $5,322, $16,448 and $15,106 from a related party)	29,027	30,617	90,580	90,327
Total revenue	29,027	40,550	104,903	100,260

Operating expenses:
Research and development	56,443	50,336	165,555	144,049
General and administrative	15,356	12,953	45,961	37,908
Total operating expenses	71,799	63,289	211,516	181,957
Loss from operations	(42,772)	(22,739)	(106,613)	(81,697)

Interest and other, net
Interest expense	(2,739)	(2,769)	(8,257)	(7,901)
Interest income and other, net	3,079	1,106	7,796	2,783
Total interest and other, net	340	(1,663)	(461)	(5,118)

Loss before income taxes	(42,432)	(24,402)	(107,074)	(86,815)
Provision for income taxes	124	57	299	166
Net loss	$(42,556)	$(24,459)	$(107,373)	$(86,981)

Net loss per share - basic and diluted	$(0.50)	$(0.32)	$(1.28)	$(1.24)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	84,508	75,891	83,713	69,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Note 1)		(Note 1)
Net loss	$(42,556)	$(24,459)	$(107,373)	$(86,981)
Other comprehensive income (loss):
Foreign currency translation adjustments	72	(578)	503	(1,827)
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	(31)	403	(28)	1,250
Reclassification from accumulated other comprehensive loss	—	(47)	—	(72)
Net change in unrealized gain on available-for-sale investments	(31)	356	(28)	1,178
Other comprehensive income (loss), net of taxes	41	(222)	475	(649)
Comprehensive loss	$(42,515)	$(24,681)	$(106,898)	$(87,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		(Note 1)
Operating activities
Net loss	$(107,373)	$(86,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,693	4,582
Amortization of premium on investments	584	1,503
Unrealized loss (gain) on short-term investments	1,103	3
Loss (gain) on disposal of property and equipment	53	3
Stock-based compensation	38,432	27,608
Realized foreign currency gain	(1,074)	—
Realized gain on sales of available-for-sale securities	(87)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(14,735)	(13,180)
Prepaid expenses and other current assets	1,935	33
Other assets	1,350	(1,657)
Accounts payable	4,622	184
Accrued liabilities	(9,885)	(114)
Deferred revenue	19,660	2,021
Lease financing liability	35	474
Other long-term liabilities	2,008	337
Net cash used in operating activities	(58,679)	(65,327)

Investing activities
Purchases of property and equipment	(4,852)	(4,992)
Proceeds from sale of property and equipment	184	5
Purchases of available-for-sale securities	(110,156)	(102)
Proceeds from sales of available-for-sale securities	8,167	21,109
Proceeds from maturities of available-for-sale securities	47,390	33,849
Net cash provided by investing activities	(59,267)	49,869

Financing activities
Borrowings under capital lease obligations	49	—
Repayments of lease liability	(302)	(302)
Proceeds from follow-on offerings, net of underwriting discounts and commission costs	—	471,205
Cash paid for payroll taxes on restricted stock unit releases	(13,288)	(5,970)
Proceeds from issuance of common stock	24,598	28,556
Payments of deferred offering costs	—	(430)
Net cash provided by financing activities	11,057	493,059
Effect of exchange rate change on cash and cash equivalents	(47)	(10)
Net decrease in cash and cash equivalents	(106,936)	477,591
Total cash and cash equivalents at beginning of period	673,658	173,782
Total cash and cash equivalents at end of period	$566,722	$651,373

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

Select line items from the Company’s condensed consolidated statement of operations and condensed balance sheet, which reflect the adoption of the new revenue standards are as follows (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	New Revenue Standards Adjustment	As Recast	As Previously Reported	New Revenue Standards Adjustment	As Recast
Statement of Operations
License revenue	$19,997	$(10,064)	$9,933	$60,930	$(50,997)	$9,933
Development and other revenue	7,275	23,342	30,617	22,230	68,097	90,327
Total revenue	27,272	13,278	40,550	83,160	17,100	100,260
Net loss	(37,737)	13,278	(24,459)	(104,081)	17,100	(86,981)
Net loss per share - basic and diluted	$(0.50)	$0.18	$(0.32)	$(1.49)	$0.25	$(1.24)

				December 31, 2017
				As Previously Reported	New Revenue Standards Adjustment	As Recast
Balance Sheet
Deferred revenue, current				$7,968	$8,702	$16,670
Deferred revenue, net of current				112,231	26,010	138,241
Accumulated deficit				(595,945)	(34,712)	(630,657)

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

The adoption of this guidance had no impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

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

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance should be applied either retrospectively or prospectively, and is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. This guidance is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and ASU 2018-11 are effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period. The Company will adopt this guidance as of January 1, 2019 and is currently in the stages of gathering data and assessing the impact of the new lease accounting standard. The Company anticipates that the adoption of this guidance will result in additional assets and liabilities being recorded on its consolidated balance sheet.

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

During the second quarter of 2018, Astellas reported positive results from the final phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas is ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018. The Company evaluated the regulatory milestone payment associated with NDA submission in Japan based on variable consideration requirements under the current revenue standards and concluded that this milestone became probable of being achieved in the second quarter of 2018. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the second quarter of 2018, of which $14.9 million was recognized as revenue during the second quarter of 2018 from performance obligations satisfied or partially satisfied.

FibroGen and Astellas are currently negotiating an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan, and for which FibroGen would continue to manufacture and deliver to Astellas roxadustat active pharmaceutical ingredient (“API”). The commercial terms of the Japan Agreement would remain substantially the same. In the second quarter of 2018, FibroGen delivered roxadustat API to Astellas under a material transfer agreement for Astellas to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The associated consideration of $20.9 million was recorded as deferred revenue because Astellas’ right to use the material was limited as of September 30, 2018.

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

In October 2017, the State Drug Administration in China, now known as the National Medicine Products Administration, accepted the Company’s submitted New Drug Application (“NDA”) for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (“NDD-CKD”) patients. This NDA submission triggered a $15.0 million milestone payment to the Company by AstraZeneca. The Company evaluated this milestone based on variable consideration requirements under the new revenue standards and concluded that the milestone was probable of being achieved in the third quarter of 2017. Accordingly, consideration associated with this milestone was included in the transaction price and allocated to performance obligations under the China Agreement in the same period.

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

As of September 30, 2018, the transaction price for the Japan Agreement included $40.1 million of non-contingent upfront payments, $37.5 million of variable consideration related to payments for milestones considered probable of being achieved, and $12.6 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement included $320.0 million of non-contingent upfront payments, $90.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $183.0 million of variable consideration related to co-development billings.

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

As of September 30, 2018, the transaction price for the U.S./RoW Agreement and China Agreement included $402.2 million of non-contingent upfront payments, $30.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $669.7 million of variable consideration related to co-development billings.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2018	2017 *	2018	2017 *
Japan	License revenue	$—	$—	$14,323	$—
	Development revenue	$474	$517	$2,065	$1,130

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through September 30, 2018	Deferred Revenue at September 30, 2018	Total Consideration Through September 30, 2018
License	$74,089	$—	$74,089
Development revenue	13,572	386	13,958
Total license and development revenue	$87,661	$386	$88,047

The true-up relating to prior periods resulting from changes to estimated variable consideration was immaterial in the quarter ended September 30, 2018. The remainder of the transaction price related to the Japan Agreement includes $2.1 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2018	2017 *	2018	2017 *
Europe	License revenue	$—	$—	$—	$—
	Development revenue	$4,658	$4,805	$14,384	$13,976

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through September 30, 2018	Deferred Revenue at September 30, 2018	Total Consideration Through September 30, 2018
License	$370,481	$—	$370,481
Development revenue	198,717	4,350	203,067
Total license and development revenue	$569,198	$4,350	$573,548

The revenue recognized under the Europe Agreement in the quarter ended September 30, 2018 included a decrease in revenue of $0.1 million as true-up relating to prior periods resulting from changes to estimated variable consideration in the current period. The remainder of the transaction price related to the Europe Agreement includes $19.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2018	2017 *	2018	2017 *
U.S. / RoW and China	License revenue	$—	$9,933	$—	$9,933
	Development revenue	23,895	25,295	74,096	75,218
	China performance obligation	$—	$—	$—	$—

*	Recast to reflect the adoption of the new revenue standards. See Note 1.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through September 30, 2018	Deferred Revenue at September 30, 2018	Total Consideration Through September 30, 2018
License	$286,216	$—	$286,216
Co-development, information sharing & committee services	377,765	29,163	406,928
China performance obligation	—	119,744	119,744
Total license and development revenue	$663,981	$148,907	$812,888

The revenue recognized under the U.S./RoW Agreement in the quarter ended September 30, 2018 included a decrease in revenue of $0.1 million as true-up relating to prior periods resulting from changes to estimated variable consideration in the current period. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $223.7 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

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

3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$6,009	$—	$6,009
Bond and mutual funds	10,446	—	—	10,446
Equity investments	223	—	—	223
Money market funds	495,131	—	—	495,131
Certificate of deposits	—	109,933	—	109,933
Total	$505,800	$115,942	$—	$621,742

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$53,943	$—	$53,943
Bond and mutual funds	18,402	—	—	18,402
Equity investments	221	—	—	221
Money market funds	569,942	—	—	569,942
Total	$588,565	$53,943	$—	$642,508

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,209	$98,209

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,476	$98,476

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash	$71,591	$103,716
Money market funds	495,131	569,942
Total cash and cash equivalents	$566,722	$673,658

At September 30, 2018 and December 31, 2017, a total of $25.5 million and $32.3 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$6,011	$—	$(2)	$6,009
Certificate of deposits	110,000	—	(67)	109,933
Bond and mutual funds	10,399	47	—	10,446
Equity investments	125	98	—	223
Total investments	$126,535	$145	$(69)	$126,611

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$53,985	$4	$(46)	$53,943
Bond and mutual funds	17,249	1,153	—	18,402
Equity investments	126	95	—	221
Total investments	$71,360	$1,252	$(46)	$72,566

At September 30, 2018, all of the available-for-sale investments had contractual maturities within one year. The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Preclinical and clinical trial accruals	$22,606	$32,321
Payroll and related accruals	16,626	18,810
Property taxes and other	1,900	4,201
Professional services	1,835	1,991
Other	9,631	6,458
Total accrued liabilities	$52,598	$63,781

5.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$8,465	$5,538	$22,729	$16,060
General and administrative	5,858	4,090	15,703	11,548
Total stock-based compensation expense	$14,323	$9,628	$38,432	$27,608

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock Options
Expected term (in years)	5.3	5.3	5.4	5.7
Expected volatility	68.1%	69.5%	67.8%	71.5%
Risk-free interest rate	2.9%	1.9%	2.7%	2.2%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$35.99	$26.47	$32.37	$16.63

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.3 - 72.8%	52.8 - 76.0%	47.3 - 75.3%	52.8 - 77.2%
Risk-free interest rate	1.0 - 2.6%	0.6 - 1.3%	0.8 - 2.6%	0.5 - 1.3%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$20.10	$9.67	$15.27	$9.15

6.	Income Taxes

The provisions for income taxes for the three and nine months ended September 30, 2018 and 2017 were due to foreign taxes.

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

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $5.1 million and $5.3 million during the three months ended September 30, 2018 and 2017, respectively, and $30.8 million and $15.1 million during the nine months ended September 30, 2018 and 2017, respectively. The related party revenue for the nine months ended September 30, 2018 included $14.9 million of a $15.0 million regulatory milestone under the Japan Agreement that was included in the transaction price during the second quarter of 2018. See Note 2 and below for details. The related party revenue was recast for the three and nine months ended September 30, 2017 as a result of adoption of the new revenue standards. See Note 1 for details.

The Company recorded expense related to collaboration agreements with Astellas of $0.4 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, accounts receivable from Astellas were $19.4 million and $4.0 million, respectively, and amounts due to Astellas were $0.4 million and $0.3 million, respectively. The accounts receivable from Astellas as of June 30, 2018 included $20.9 million related to a sale of roxadustat API to Astellas during the second quarter of 2018, which was received during the three months ended September 30, 2018. The sale was made pursuant to a material transfer agreement in anticipation of the execution of an amendment to the Japan Agreement allowing Astellas to manufacture roxadustat drug product, which is expected to be finalized in the fourth quarter of 2018. The sale enables Astellas to conduct the commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The associated consideration was recorded as deferred revenue because Astellas’ right to use the material was limited as of September 30, 2018.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 *	2018	2017 *
	(in thousands, except for per share data)
Result of Operations
Revenue	$29,027	$40,550	$104,903	$100,260
Operating expenses	$71,799	$63,289	$211,516	$181,957
Net loss	$(42,556)	$(24,459)	$(107,373)	$(86,981)
Net loss per share - basic and diluted	$(0.50)	$(0.32)	$(1.28)	$(1.24)

			September 30, 2018	December 31, 2017
			(in thousands)
Balance Sheet
Cash and cash equivalents			$566,722	$673,658
Short-term and long-term investments			$126,611	$72,566
Accounts receivable			$23,187	$8,452

*	Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Our revenue for the three months ended September 30, 2018 decreased compared to the same period a year ago primarily due to the revenue related to a $15.0 million regulatory milestone recognized in prior year period. In October 2017, then the China Food and Drug Administration (now known as the National Medicine Products Administration (“NMPA”)) accepted our New Drug Application (“NDA”) for registration of roxadustat for anemia in DD CKD and NDD-CKD patients. This NDA submission triggered a $15.0 million milestone payment to FibroGen by AstraZeneca, which became probable of being achieved and therefore partially recognized as revenue under the new revenue standards during the third quarter of 2017.

Our revenue for the nine months ended September 30, 2018 increased compared to the same period a year ago primarily related to the recognition of $14.9 million of a $15.0 million regulatory milestone associated with NDA submission in Japan under the collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan (“Japan Agreement”) that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved, as compared to the above mentioned partial recognition of a $15.0 million regulatory milestone in the prior year period.

Operating expenses for the three and nine months ended September 30, 2018 increased compared to the same periods a year ago primarily due to higher stock-based compensation due to the cumulative impact of stock option grant activities, higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, and higher employee-related expenses resulting from higher average compensation level and higher headcount, partially offset by lower clinical trial activities related to roxadustat and pamrevlumab. Operating expenses for nine months ended September 30, 2018 were also impacted by higher facility related expenses relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments.

During the three months ended September 30, 2018, we had a net loss of $42.6 million, or net loss per basic and diluted share of $0.50, as compared to a net loss of $24.5 million for the same period a year ago, due to an decrease in revenue and an increase in operating expenses. During the nine months ended September 30, 2018, we had a net loss of $107.4 million, or net loss per basic and diluted share of $1.28, as compared to a net loss of $87.0 million for the same period a year ago, due to an increase in operating expenses, partially offset by an increase in revenue.

Cash and cash equivalents, investments and accounts receivable totaled $716.5 million at September 30, 2018, a decrease of $38.2 million from December 31, 2017, primarily due to the cash used in operations.

Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat, the most advanced HIF-PH inhibitor in clinical development, acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We, along with our collaboration partners, Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), are nearing completion of a global Phase 3 program to support regulatory approvals of roxadustat in the United States (“U.S.”), Europe, Japan, and China for anemia in both dialysis-dependent CKD (“DD-CKD”) patients and non-dialysis-dependent CKD (“NDD-CKD”) patients. These Phase 3 programs are studying multiple patient populations, including incident dialysis patients and stable dialysis patients in which roxadustat is compared to epoetin alfa, as well as non-dialysis patients in which roxadustat is compared to placebo.

For our U.S. and European CKD anemia programs, we have completed treatment of all Phase 3 patients (other than for a European reimbursement study), and expect to report topline individual study results in the fourth quarter of 2018, subject to adequate progress in our MACE adjudication procedures, and report pooled safety data prior to the submission of the NDA for roxadustat in the first half of 2019. In the third quarter of 2018, Astellas announced positive topline results for its ALPS study, a global Phase 3 trial of roxadustat in CKD anemia patients not on dialysis. Astellas has also completed its Phase 3 study in DD-CKD comparing roxadustat to darbepoetin or epoetin alfa.

In China, the NMPA continues to review our NDA submission for the registration of roxadustat to treat anemia for DD-CKD patients and NDD-CKD patients. While there is no fixed regulatory timeline for an NDA approval decision, we currently anticipate a market approval decision for our NDA in China by year-end for anemia in DD-CKD patients. We expect a decision regarding whether anemia in NDD-CKD will be added to the label in the first half of 2019 after the clinical site inspections have been completed for NDD-CKD.

In Japan, Astellas has reported positive results from four of its six Phase 3 anemia studies and has filed an NDA for roxadustat in anemia associated with DD-CKD. This NDA triggered a $15 million milestone payment from Astellas. Astellas has also completed one of its two Phase 3 NDD-CKD studies in Japan.

Astellas presented results from two of its four DD-CKD studies at ASN Kidney Week 2018. In the 303 patient double-blind Phase 3 hemodialysis study, treatment with oral roxadustat was as effective as darbepoetin alfa in maintaining hemoglobin levels within the target range of 10.0–12.0 g/dL in hemodialysis patients previously treated with erythropoiesis-stimulating agents (“ESAs”). The average hemoglobin levels at Weeks 18–24 was 11.00 (± 0.60) g/dL and 10.95 (± 0.63) g/dL in the roxadustat and darbepoetin alfa groups, respectively; the difference between the groups was 0.05 (95% CI: -0.10, ± 0.20) g/dL. The maintenance rate of target hemoglobin levels (10.0–12.0 g/dL) during Weeks 18–24 was 79.3% and 83.4% in the roxadustat and darbepoetin alfa groups, respectively; the difference between the 2 groups was -4.1% (95% CI: -13.6, ± 5.3). Among patients with at least one hemoglobin value during Weeks 18–24, the maintenance rate was 95.2% and 91.3% in the roxadustat and darbepoetin alfa groups, respectively; the difference between the 2 groups was 3.9% (95% CI: -2.9, ± 10.7). Roxadustat was well tolerated with a safety profile similar to that of darbepoetin alfa and consistent with previous reports. The proportions of patients who reported TEAEs were similar in the roxadustat and darbepoetin alfa groups. There was no increased risk of ophthalmological abnormalities, including retinal hemorrhages, observed in patients treated with roxadustat compared to darbepoetin alfa.

In Astellas’s 56 patient open-label Phase 3 peritoneal dialysis (“PD”) study in Japan, roxadustat was effective in achieving and maintaining hemoglobin levels within the target range of 10.0-12.0 g/dL at Weeks 18-24. This open-label trial treated two groups of patients with roxadustat: patients not previously treated with ESAs (“ESA-Naïve”) and patients previously treated with ESAs (“ESA-Conversion”). The hemoglobin maintenance rate was 92.3% (95% CI: 64.0-99.8) for ESA-Naïve patients and 74.4% (95% CI: 58.8-86.5) for ESA-Conversion patients. Maintenance rates of patients with at least one hemoglobin value at Weeks 18-24 were 92.3% (95% CI: 64.0-99.8; ESA-Naïve) and 86.5% (95% CI: 71.2-95.5; ESA-Conversion). The mean of average hemoglobin levels at Weeks 18-24 was 11.05 g/dL (± 0.62) for ESA-Naïve patients and 10.93 g/dL (± 0.61) for ESA-Conversion patients. The mean change in average hemoglobin at Weeks 18-24 from baseline was 1.69 g/dL (± 1.05) for ESA-Naïve patients; and 0.14 g/dL (± 0.76) for ESA-Conversion patients. All iron parameters remained clinically stable despite robust erythropoiesis and without the need for IV iron supplementation, and hepcidin decreased in a manner consistent with previous Phase 2 and Phase 3 studies of roxadustat. Roxadustat was well tolerated with no safety concerns.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element in the progression of fibrotic and fibro-proliferative diseases. We are currently conducting Phase 2 trials in pancreatic cancer and DMD and we have completed our Phase 2 trial in IPF. In the U.S., pamrevlumab has received orphan drug designation for IPF and Fast Track designation for the treatment of both IPF patients and patients with locally advanced unresectable pancreatic cancer from the U.S. Food and Drug Administration (“FDA”).

We plan to begin enrolling a double-blind placebo controlled Phase 3 trial of pamrevlumab as a neoadjuvant therapy for pancreatic cancer in the first quarter of 2019. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab, in combination with gemcitabine and nab-paclitaxel, or chemotherapy with placebo.

We also plan to begin enrolling our double-blind, placebo-controlled Phase 3 trial of pamrevlumab in approximately 500 IPF patients in the first quarter of 2019. This study is powered to meet the FDA requirement of a highly statistically-significant result in the primary efficacy endpoint of change from baseline in forced vital capacity (FVC).

In DMD, all 21 non-ambulatory patients from our fully enrolled Phase 2 trial will have completed one year of study in March 2019.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through September 30, 2018 totals $472.6 million. During the second quarter of 2018, Astellas reported positive results from the final Phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas will be ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018. We evaluated the regulatory milestone payment associated with NDA submission in Japan based on variable consideration requirements under the current revenue standards and concluded that this milestone became probable of being achieved in the second quarter of 2018. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the second quarter of 2018. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

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

In addition, as of September 30, 2018, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through September 30, 2018 totals $432.2 million.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with MDS, for which we have received approval from the NMPA for our clinical trial application in China for a Phase 2/3 trial and acceptance of our IND from the FDA for a Phase 3 trial in the U.S. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2018 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through September 30, 2018	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$62,593	$110,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	472,593	445,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	43,200	333,500	376,700
Total AstraZeneca	432,200	1,193,500	1,625,700
Total revenue	$904,793	$1,638,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017 *	$	%	2018	2017 *	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$9,933	$(9,933)	(100)%	$14,323	$9,933	$4,390	44%
Development and other revenue	29,027	30,617	(1,590)	(5)%	90,580	90,327	253	-%
Total revenue	$29,027	$40,550	$(11,523)	(28)%	$104,903	$100,260	$4,643	5%

*	Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

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

We have not generated any revenues based on the sale of FDA or NMPA approved products. In the future, we may generate revenue from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

Total revenue decreased $11.5 million, or 28% for the three months ended September 30, 2018, and increased $4.6 million, or 5% for the nine months ended September 30, 2018, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017 *	$	%	2018	2017 *	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$—	$—	—%	$14,323	$—	$14,323	100%
AstraZeneca	—	9,933	(9,933)	(100)%	—	9,933	(9,933)	(100)%
Total license and milestone revenue	$—	$9,933	$(9,933)	(100)%	$14,323	$9,933	$4,390	44%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

License revenue for the nine months ended September 2018 was related to a $15.0 million regulatory milestone associated with Astellas’ expected NDA submission in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved. Of this amount, $14.3 million was allocated to license revenue and recognized during the second quarter of 2018.

License revenue for the three and nine months ended September 30, 2017 was related to a $15.0 million regulatory milestone payment to FibroGen by AstraZeneca. In October 2017, the NMPA accepted our NDA for registration of roxadustat for anemia in DD CKD and NDD-CKD patients. This NDA submission triggered a $15.0 million milestone payment, which became probable of being achieved and therefore partially recognized as revenue under the new revenue standards during the third quarter of 2017.

Development and other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017 *	$	%	2018	2017 *	$	%
	(dollars in thousands)
Development revenue:
Astellas	$5,132	$5,322	$(190)	(4)%	$16,449	$15,106	$1,343	9%
AstraZeneca	23,895	25,295	(1,400)	(6)%	74,096	75,218	(1,122)	(1)%
Total development revenue	29,027	30,617	(1,590)	(5)%	90,545	90,324	221	—%
Other revenue	—	—	—	—%	35	3	32	1,067%
Total development and other revenue	$29,027	$30,617	$(1,590)	(5)%	$90,580	$90,327	$253	—%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

Development revenue recognized under our collaboration agreements with AstraZeneca decreased $1.4 million, or 6% for the three month period, and decreased $1.1 million, or 1% for the nine month period, primarily due to a decrease in co-development billings related to the development of roxadustat.

Development revenue recognized under our collaboration agreements with Astellas increased $1.3 million, or 9% for the nine month period primarily due to the allocated revenue related to the above mentioned $15.0 million associated with the regulatory milestone of NDA submission in Japan in the second quarter of 2018.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Operating expenses
Research and development	$56,443	$50,336	$6,107	12%	$165,555	$144,049	$21,506	15%
General and administrative	15,356	12,953	2,403	19%	45,961	37,908	8,053	21%
Total operating expenses	$71,799	$63,289	$8,510	13%	$211,516	$181,957	$29,559	16%

Total operating expenses increased $8.5 million, or 13%, for the three months ended September 30, 2018, and increased $29.6 million, or 16%, compared to the same periods a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2018 and 2017:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$34,308	$32,493	$104,700	$92,595
Pamrevlumab	Phase 2	16,125	12,230	42,754	37,366
FG-5200	Preclinical	1,046	1,319	3,653	3,457
Other research and development expenses		4,964	4,294	14,448	10,631
Total research and development expenses		$56,443	$50,336	$165,555	$144,049

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

Research and development expenses increased $6.1 million, or 12%, for the three months ended September 30, 2018, compared to the same period a year ago. The increase was primarily due to increases in drug development expenses of $2.9 million, stock-based compensation expense of $2.9 million, and employee-related costs of $2.1 million, partially offset by a decrease in clinical trials costs of $2.8 million. Drug development expenses increased primarily due to higher drug substance manufacturing activities related to pamrevlumab. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Employee-related costs increased due to higher headcount and higher average compensation level. Clinical trial costs decreased as a result of the completion of Phase 3 trials for roxadustat and the Phase 2 trials for pamrevlumab. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

Research and development expenses increased $21.5 million, or 15%, for the nine months ended September 30, 2018, compared to the same period a year ago. The increase was primarily due to increases in employee-related costs of $8.9 million, drug development expenses of $6.9 million, stock-based compensation expense of $6.7 million, allocated facility related expense of $5.2 million, and outside services of $1.6 million, partially offset by a decrease in clinical trials costs of $8.4 million. Employee-related costs increased due to higher headcount, higher average compensation level, and increased seminar and conference costs. Drug development expenses increased primarily due to higher drug substance manufacturing activities related to pamrevlumab. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments. Outside services costs increased due to higher scientific contract work related to roxadustat and other HIF-PH inhibitors. Clinical trial costs decreased as a result of nearing completion of Phase 3 trials for roxadustat and Phase 2 trials for pamrevlumab. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

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

General and administrative expenses increased $2.4 million, or 19%, for the three months ended September 30, 2018, compared to the same period a year ago, primarily due to increases in stock-based compensation expense of $1.8 million and employee-related costs of $0.5 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher average compensation level and higher headcount.

General and administrative expenses increased $8.1 million, or 21%, for the nine months ended September 30, 2018, compared to the same period a year ago, primarily due to increases in stock-based compensation expense of $4.2 million, employee-related costs of $2.5 million, and facility related expense of $1.3 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher average compensation level and higher headcount. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,739)	$(2,769)	$30	(1)%	$(8,257)	$(7,901)	$(356)	5%
Interest income and other, net	3,079	1,106	1,973	178%	7,796	2,783	5,013	180%
Total interest and other, net	$340	$(1,663)	$2,003	(120)%	$(461)	$(5,118)	$4,657	(91)%

Interest Expense

Interest expense includes payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China, as well as interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained flat for the three months ended September 30, 2018. Interest expense increased $0.4 million, or 5%, for the nine months ended September 30, 2018, compared to the same period a year ago, primarily due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China in 2017.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments. Interest income and other, net increased $2.0 million, or 178%, for the three months ended September 30, 2018, and increased $5.0 million, or 180%, for the nine months ended September 30, 2018 compared to the same periods a year ago primarily due to higher interest earned on our cash, cash equivalents and investments associated with the higher average balances, and realized foreign currency gain during the current year periods. The increases for the nine month period was partially offset by the unrealized loss on our marketable equity investments during the current year period.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 *	2018	2017 *
	(dollars in thousands)
Loss before income taxes	$(42,432)	$(24,402)	$(107,074)	$(86,815)
Provision for income taxes	124	57	299	166
Effective tax rate	(0.3)%	(0.2)%	(0.3)%	(0.2)%

*Recast to reflect the adoption of the new revenue standards. See Note 1 to the condensed consolidated financial statements.

The provisions for income taxes for the three and nine months ended September 30, 2018 and 2017 were due to foreign taxes.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of certain collaboration agreements involving license payments, milestones and reimbursement for development services.

As of September 30, 2018, we had cash and cash equivalents of $566.7 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity. As of September 30, 2018, we had short-term and long-term investments of $86.0 million and $40.6 million, respectively. As of September 30, 2018, a total of $25.5 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(58,679)	$(65,327)
Investing activities	(59,267)	49,869
Financing activities	11,057	493,059
Effect of exchange rate changes on cash and cash equivalents	(47)	(10)
Net decrease in cash and cash equivalents	$(106,936)	$477,591

Operating Activities

Net cash used in operating activities was $58.7 million for the nine months ended September 30, 2018 and consisted primarily of net loss of $107.4 million adjusted for non-cash items of $43.7 million and a net increase in operating assets and liabilities of $5.0 million. The significant non-cash items included stock-based compensation expense of $38.4 million, depreciation expense of $4.7 million, unrealized loss on our marketable equity investments of $1.1 million, and realized foreign currency gain of $1.1 million. The significant items in the changes in operating assets and liabilities included increases resulting from deferred revenue of $19.7 million, accounts payable of $4.6 million, prepaid expenses and other current assets of $1.9 million, and other assets of $1.4 million, partially offset by decreases resulting from accounts receivable of $14.7 million and accrued liabilities of $9.9 million. The changes in deferred revenue were primarily related to a sale of roxadustat API to Astellas during the second quarter of 2018. The sale was made pursuant to a material transfer agreement in anticipation of the execution of an amendment to the Japan Agreement. The associated consideration was recorded as deferred revenue as of September 30, 2018 as control of the product had not fully transferred to Astellas as of September 30, 2018. The changes in accrued liabilities and accounts payable were primarily driven by clinical trial activities and the timing of payments. The change in prepaid expenses and other current assets was primarily driven by the timing of invoicing and payments. The change in other assets was primarily related to a cash refund for value added tax received by FibroGen China during the third quarter of 2018. The change in accounts receivable was related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

Net cash used in operating activities was $65.3 million for the nine months ended September 30, 2017 and consisted primarily of net loss of $87.0 million adjusted for non-cash items of $33.6 million and a net decrease in operating assets and liabilities of $11.9 million. The significant non-cash items included stock-based compensation expense of $27.6 million, depreciation expense of $4.6 million and amortization of premium on investments of $1.5 million. The significant items in the changes in operating assets and liabilities included decreases resulting from accounts receivable of $13.2 million and other assets of $1.7 million, partially offset by an increase resulted from deferred revenue of $2.0 million. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in other assets was primarily driven by the payment during the 2017 period for the land use right fee for the commercial active pharmaceutical ingredients manufacturing facility that we are establishing in China.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash used in investing activities was $59.3 million for the nine months ended September 30, 2018 and consisted of cash used in purchases of available-for-sale securities of $110.2 million and purchases of property and equipment of $4.9 million, partially offset by proceeds from maturities of available-for-sale securities of $47.4 million and sales of available-for-sale securities of $8.2 million.

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

Net cash provided by financing activities was $11.1 million for the nine months ended September 30, 2018 and consisted primarily of $24.6 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $13.3 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash provided by financing activities was $493.1 million for the nine months ended September 30, 2017 and consisted primarily of $471.2 million of total proceeds from follow-on offerings in April and August of 2017, net of underwriting discounts and commission costs, $28.6 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $6.0 million of cash paid for payroll taxes on restricted stock unit releases.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2018 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

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

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standards”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We adopted the new revenue standards as of January 1, 2018 using the full retrospective method, which required us to recast the prior reporting period presented in the condensed consolidated financial statements. The primary impact upon adoption of the new revenue standards relates to the manner in which revenue is recognized for co-development billings and milestone payments under our collaboration arrangements. Under the new revenue standards, both of these elements of consideration are considered variable consideration which requires us to make estimates of when co-development billings become due or when achievement of a particular milestone becomes probable. Payments are included in the transaction price when it becomes probable that inclusion would not lead to a significant revenue reversal. We have recast our condensed consolidated statement of operations and condensed balance sheet from amounts previously reported due to the adoption of the new revenue standards, which resulted in increases in revenue of $13.3 million and $17.1 million for the three and nine months ended September 30, 2017, respectively. The adoption of the new revenue standards resulted in an increase in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively, and an increase in the opening accumulated deficit of $43.7 million as of January 1, 2016. The adoption of the new revenue standards had no impact to our previously reported condensed consolidated statement of cash flows. Refer to Note 1 to the condensed consolidated financial statements for details.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance was effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. We adopted this guidance as of January 1, 2018 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $1.3 million as a decrease in accumulated deficit on January 1, 2018, and an increase in accumulated other comprehensive loss. The adoption of this guidance had no impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows for the nine months ended September 30, 2018. Refer to Note 1 to the condensed consolidated financial statements for details.

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

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance should be applied either retrospectively or prospectively, and is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. We are currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. This guidance is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We do not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and ASU 2018-11 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We will adopt this guidance as of January 1, 2019 and are currently in the stages of gathering data and assessing the impact of the new lease accounting standard. We anticipate that the adoption of this guidance will result in additional assets and liabilities being recorded on our consolidated balance sheet.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”), and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses each year since our inception. We have not generated any significant revenue based on product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2017, 2016, and 2015, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million, $58.1 million, and $94.2 million, respectively. As of September 30, 2018, we had an accumulated deficit of $736.8 million. As of September 30, 2018, we had capital resources consisting of cash, cash equivalents and short-term investments of $652.7 million plus $40.6 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, and seek regulatory approval for our product candidates. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

We have conducted a limited number of Phase 2 clinical trials with pamrevlumab. We have conducted a randomized placebo-controlled study in 103 IPF patients with sub-studies in an additional 57 IPF patients comparing pamrevlumab to one of two standards of care, an open-label Phase 2 dose escalation study of pamrevlumab for IPF in 89 patients and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B, and we are currently conducting an open-label randomized, active-control, neoadjuvant Phase 2 trial in pancreatic cancer combining pamrevlumab with nab-paclitaxel plus gemcitabine in 37 patients. We cannot be sure that the results we have received to date from these trials will be substantiated in larger, well-controlled Phase 3 clinical trials, that larger trials will demonstrate the safety and efficacy of pamrevlumab for these or other indications, that further studies will provide benefits over existing approved products or that new safety issues will not be uncovered in further trials. In addition, while we believe that the limited animal and human studies conducted to date suggest that pamrevlumab has the potential to arrest or reverse fibrosis and reduce tumor mass in some patients or diseases, we cannot be sure that these results will be indicative of the effects of pamrevlumab in larger human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab in a manner that negatively impacts the safety profile of our product candidate. If the additional clinical trials that we are planning or are currently conducting for pamrevlumab do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining regulatory approval for pamrevlumab in one or both of these indications.

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

With respect to roxadustat, we expect that regulatory approvals, if obtained at all, will limit the approved indicated uses for which roxadustat may be marketed, as ESAs have been subject to significant safety limitations on usage as directed by the “Black Box” warnings included in their labels. Refer to “Business — Roxadustat for the Treatment of Anemia in Chronic Kidney Disease — Limitations of the Current Standard of Care for Anemia in CKD”. In addition, in the past, an approved ESA was voluntarily withdrawn due to serious safety issues discovered after approval. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the “Black Box” warning for ESAs, the label for roxadustat may contain other warnings that limit the market opportunity for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the basis for the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China in March 2016, the State Drug Administration, now known as the National Medicine Products Administration (“NMPA”) issued guidance related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. However, we cannot assure you that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. Akebia is currently conducting two Phase 3 studies in NDD–CKD, one started in December 2015 and the other in February 2016, and initiated two Phase 3 studies in DD-CKD, one started in July 2016 and the other in August 2016. Akebia also started a Phase 2 study in May 2017 with 20-week dosing in ESA-hyporesponsive DD-CKD patients, and a Phase 3 study with three-times a week dosing in August 2017. Akebia terminated the hyporesponsive DD-CKD study and withdrew the three-times a week study, and announced its plan to replace these studies with new modified designs of studies in April 2018, neither of which has been initiated as of November 2, 2018 according to clinicaltrials.gov. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, started a Phase 3 program in November 2017. GSK started Phase 3 studies in NDD-CKD and DD-CKD in the U.S. in September 2016, and in Japan in June 2016. Two of the GSK Japan Phase 3 studies were completed in July 2018. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and started Japan Phase 3 studies in NDD-CKD and DD-CKD in December 2017. Beginning in September 2017, Japan Tobacco is currently conducting four Phase 3 open label studies in NDD-CKD and DD-CKD as well as one Phase 3 ESA-controlled study each in NDD-CKD and DD-CKD in Japan. Some of these product candidates may enter the market prior to roxadustat.

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

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the NMPA to conduct trials in China to support its ex-China regulatory filings. Furthermore, while it is too early to understand how the NMPA will implement its recently approved guidelines to allow multinational companies to use their ex-China clinical data in their NDAs in China, these guidelines could in theory allow competitors to accelerate their NDA applications in China. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. also announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

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

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s pirfenidone, which is approved for marketing in Europe, Canada, Japan and the U.S., and Boehringer Ingelheim Pharma GmbH & Co. KG’s nintedanib which has been approved in the U.S. and EU. Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in development for IPF include Promedior Inc.’s PRM-151, Biogen-Idec’s STX-100, Prometic Life Sciences Inc.’s PBI-4050, Kadmon Holdings, Inc.’s KD025, and two compounds from Galapagos NV.  Galapagos recently initiated a Phase 2 study in Europe for GLPG 1205 and is expected to start a Phase 3 study for GLPG 1690 by the end of 2018.

If pamrevlumab is approved and launched commercially to treat locally advanced pancreatic cancer patients who are not candidates for surgical resection, pamrevlumab may face competition from agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as NewLink Genetics Corporation and Halozyme Therapeutics, Inc. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane ® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade.

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, Catabasis Pharmaceuticals, Solid Biosciences Inc., and Pfizer.

Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and received accelerated approval in the U.S. for its first, drug Exondys 51 (eteplirsen) for patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Sarepta recently received a negative opinion from the European Medicines Agency regarding eteplirsen approval in Europe.  In addition to etepliresen, Sarepta has two additional exon skipping programs in Phase 3 development, each of which targets approximately 8% of patients with DMD. Sarepta is also developing gene therapies for the treatment of DMD and reported positive preliminary results from a Phase 1/2a program in June, 2018.  In addition to Sarepta, Pfizer and Solid Biosciences, Inc. are also pursuing gene therapies in early clinical trials for DMD.

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

While pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation, there can be no assurance that clinical trials will support broadly treating DMD patients. For example, Santhera Pharmaceuticals reported positive Phase 3 data with its drug idebenone (Raxone ®/Catena ®) in a trial measuring changes in lung function for DMD patients, however the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Santhera recently announced its intentions to submit marketing authorization applications for idebenone in the US and Europe in 2019.

Catabasis Pharmaceuticals recently reported positive Phase 2 data from its clinical trial candidate edasalonexent. Edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent. The company started a single placebo controlled Phase 3 trial in September 2018. Catabasis expects topline data from this trial in the second quarter of 2020.

The success of any or all of these potential competitive products may negatively impact the development and potential for success of pamrevlumab. In addition, any competitive products that are on the market or in development may compete with pamrevlumab for patient recruitment and enrollment for clinical trials or may force us to change our clinical trial design, including, in order to compare pamrevlumab against another drug, which may be the new standard of care.

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

The review and publication cycle for the Chinese government to update their reimbursement lists (national or provincial) is unpredictable and is outside our control.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. For example, the NMPA recently adopted the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use guidelines, and accordingly imposed regulatory oversight earlier in our production process for roxadustat manufactured and sold in China. The change in regulatory starting material triggers an extension of the inspection to our contract manufacturer STA, which could cause delay or additional cost in our NDA application or commercialization.  In addition, Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry, in some cases launching industry-wide investigations, oftentimes appearing to focus on foreign companies. The costs and time necessary to respond to an investigation can be material. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

Patients’ use of traditional Chinese medicine in violation of study protocols in our China studies may lead the NMPA and regulators in other jurisdictions in which we are seeking approval to suspend our studies, reject our study data and withhold approval for roxadustat.

A common issue encountered in conducting clinical studies in China is patients’ use of traditional Chinese medicine in violation of study protocols. We believe that many patients with anemia in CKD are currently being treated with traditional Chinese medicine, and it is possible that such patients may continue their use of traditional Chinese medicine after enrollment in our studies and in violation of study protocols. If the patients participating in our China clinical studies do not comply with study protocols and continue to use traditional Chinese medicine, adverse events may emerge in our studies that are due to such traditional Chinese medicine or the interaction between such traditional Chinese medicine and roxadustat. In addition, the use of traditional Chinese medicine by patients in our studies may confound our study results. The occurrence of such adverse events or the confounding of our study results may lead the NMPA and regulators in other jurisdictions in which we are seeking approval to, among other things, suspend our studies, reject our study data and withhold approval for roxadustat.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the NMPA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our decision to seek approval in China for roxadustat prior to approval in the U.S. or Europe is largely unprecedented and could be subject to significant risk, delay and expense.

Our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), is currently seeking approval for roxadustat in China as a Domestic Class 1 Drug, which we believe, if approved, would be the first NMPA approval of a first in class drug candidate while Phase 3 trials are ongoing in the U.S. and Europe. Because of this largely novel regulatory pathway, the NMPA approval process may take longer than we currently expect, or the NMPA may require us to submit additional data, including data from the U.S. or European Phase 3 trials. In addition, negative data from the U.S. or European Phase 3 trials could affect the NMPA approval process. Any such development delays would result in significant delay in our commercialization plans for roxadustat in China. Elements of our plan for approval of roxadustat and other product candidates in China are based on communications with the NMPA, some of which are not reflected in formal written communications, regulations, findings or determinations. Accordingly, while we believe we have understandings with the NMPA regarding the domestic drug approval process and the clinical and manufacturing (including bio-equivalency) data currently required for approval and the timing and process of a potential approval, the regulatory authorities may later determine that changes are required in the drug approval process, or that additional or different clinical or manufacturing data must be generated, any of which could significantly delay approval of roxadustat or any of our other product candidates, and materially and adversely affect our plans and operations in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

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

In addition, there are new and evolving environmental and manufacturing regulations in China. The application thereof may impact our API manufacturing location or strategy. In order to prevent or mitigate any delay in commercialization, we are establishing a 5,500 square meter commercial API manufacturing facility in Cangzhou, Hebei, with the intention of being operational in the second half of 2019. We have limited experience building and licensing manufacturing facilities that must be constructed, licensed and operated in conformity with applicable cGMP, and building and other requirements. Any delays related to these regulations or our new manufacturing facility could adversely affect the cost timing of our commercialization in China.

In May 2016, China announced implementation of a pilot program for the Marketing Authorization Holder System (“MAH”) in certain piloted regions. We have applied to participate in this program, and if accepted, we may be able to outsource drug product or API manufacturing to third parties. However, we cannot know if we will be accepted into the MAH program, or how long such program will be available.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2018, approximately $8.4 million of our cash and cash equivalents is held in China.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of September 30, 2018, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. For the three and nine months ended September 30, 2018, no changes have been made to the provisional amounts previously recorded. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”), which was recorded as of December, 2017. We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

As part of a sweeping and ongoing government restructuring effort, China’s highest legislative body, the National People’s Congress, approved a plan to establish a State Administration for Market Regulation (“SAMR”), which will merge and undertake the responsibilities previously held by the State Administration for Industry and Commerce, the General Administration of Quality Supervision, Inspection and Quarantine, the Certification and Accreditation Administration, the Standardization Administration of China, and the China Food and Drug Administration (“CFDA”), as well as anti-monopoly responsibilities previously held by the National Development and Reform Commission, Ministry of Commerce, and the Anti-Monopoly Office under the State Council. The restructuring also established the NMPA which has taken over much of the functions of the CFDA and will be supervised by the SAMR, while maintaining branches at the provincial level. A major government restructuring such as this one could cause significant delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China. There has been significant turnover in government leadership and officials may be further assigned new roles and responsibilities, which is likely to create delays and possibly new policies and priorities, and existing rules may be interpreted differently. It will take time for the restructuring to be fully implemented and the new structure to operate efficiently. As a result, our existing plans could be delayed or modified due to changes in regulations, policies or personnel decisions, all of which could have a material adverse impact on our operating results and business prospects.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 31, 2018, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 34.39% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of October 31, 2018. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of September 30, 2018, we have not completed the accounting for the tax effects of the Tax Act. Therefore, we have recorded provisional amounts for the effects of the Tax Act. For the three and nine months ended September 30, 2018, no changes have been made to the provisional amounts previously recorded. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the Corporate Tax Rate Change, which was recorded as of December 31, 2017. We are evaluating other accounting policies with respect to other provisions of the Tax Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: November 8, 2018	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2018	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)