Form 10-K
period 2018-12-31
FIBROGEN INC
filed 2019-02-27
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $3,548.1 million. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2019 was 85,562,391.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. We have applied our pioneering expertise in hypoxia-inducible factor (“HIF”) and connective tissue growth factor (“CTGF”) biology to develop innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received New Drug Application (“NDA”) approval in anemia associated with chronic kidney disease (“CKD”) in dialysis-dependent (“DD”) patients from the National Medical Products Administration (“NMPA”) (previously known as the China Food and Drug Administration) of the People’s Republic of China (“China”).

In conjunction with our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), we have completed the Phase 3 trials of roxadustat intended to support our NDA in the United States (“U.S.”) and Marketing Authorization Application (“MAA”) in the European Union (“EU”) for the treatment of anemia in CKD. We and our partners are in the process of preparing an NDA for submission to the U.S. Food and Drug Administration (“FDA”) and an MAA for submission to the European Medicines Agency (“EMA”) this year, both of which would cover anemia patients with dialysis-dependent CKD and non-dialysis-dependent CKD.

In Japan, Astellas submitted an NDA for the treatment of anemia in CKD patients on dialysis in September 2018, which is currently under review by the Pharmaceuticals and Medical Devices Agency (“PMDA”). We expect an approval decision on the Japan dialysis NDA in the second half of 2019.

Beyond anemia in CKD, roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”).

Pamrevlumab, a human monoclonal antibody that inhibits the activity of CTGF, is advancing toward Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer, and is currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

Applying our internally developed proprietary technology in recombinant human collagen, FibroGen is also developing a biosynthetic corneal implant in China.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE

Roxadustat is an internally discovered HIF-PH inhibitor that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production, to treat anemia.

The topline results from our Phase 3 study used to support the China NDA in dialysis, as well as the Phase 3 study in non-dialysis, are described in the section below captioned “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China.” We expect CKD non-dialysis patients to be added to the roxadustat label once regulatory inspections of the Phase 3 non-dialysis clinical trial sites are performed by the NMPA.

Globally, the Phase 3 CKD-anemia program encompasses 15 Phase 3 studies of roxadustat in both non-dialysis-dependent (“NDD”) and dialysis-dependent CKD patients designed to support independent regulatory approvals in the U.S., Europe, Japan, and China.

We, and our partners Astellas and AstraZeneca, each announced topline Phase 3 results for roxadustat in 2018 which we plan to include in support of regulatory submissions in the U.S. and Europe in 2019. These results are described in the following section. The pooled safety analyses for the U.S. (both for NDD-CKD and DD-CKD), including the major adverse cardiovascular event (“MACE”) endpoint, a composite endpoint of death, myocardial infarction and stroke, are anticipated to be completed in the second quarter of 2019, and we intend to submit a U.S. NDA in the third quarter of 2019. We expect Astellas to submit an MAA to the EMA shortly thereafter. Both the U.S. NDA and European MAA for roxadustat are expected to cover anemia associated with dialysis dependent CKD and non-dialysis-dependent CKD.

Our partner Astellas has filed its NDA for roxadustat for the treatment of anemia in dialysis patients with the PMDA, and the Phase 3 results used to support the Japan NDA are described in the section below captioned “Roxadustat for the Treatment of Anemia in

Chronic Kidney Disease in Japan. Astellas has completed one of the two Phase 3 studies in non-dialysis CKD expected to serve as a basis for a supplemental NDA in Japan for the treatment of anemia in non-dialysis CKD patients.

CKD affects 10-12% of the adult population globally. While anemia is common in patients at advanced stages of CKD who face increased risks of health consequences, many of those patients are left untreated or are sub-optimally treated for anemia due to safety concerns and limited access to the currently available therapies such as erythropoiesis stimulating agents (“ESAs”). Even in major markets such as the U.S., the use of ESAs to treat anemia in CKD has largely been limited to the dialysis-dependent CKD population in recent years. We and our partners believe that, as an oral agent with an acceptable safety profile, roxadustat could increase treatment access to patients and expand the non-dialysis anemia market.

In the longer term, we believe roxadustat has the potential to address anemia markets beyond CKD, including chemotherapy-induced anemia (“CIA”), anemia related to inflammation (such as inflammatory bowel disease, lupus, and rheumatoid arthritis), MDS, and in surgical procedures requiring red blood cell transfusions. Roxadustat is in ongoing clinical trials in MDS, and we plan to initiate a Phase 2 clinical trial of roxadustat in the U.S. in CIA in 2019.

Completed Phase 3 Clinical Trials of Roxadustat in CKD Anemia for U.S. and European Regulatory Submissions

We recently announced that roxadustat met all pre-specified primary efficacy endpoints in the three U.S. and Europe Phase 3 trials conducted by us, which we have named ANDES in non-dialysis-dependent CKD, HIMALAYAS in incident (newly initiated) dialysis patients, and SIERRAS in dialysis-dependent CKD patients. These results are detailed below and analysis of secondary endpoints is ongoing.

AstraZeneca has also announced positive topline results from each of its roxadustat Phase 3 trials (named OLYMPUS in non-dialysis CKD and ROCKIES in dialysis-dependent CKD). AstraZeneca and FibroGen are collaborating on the development and commercialization of roxadustat for the treatment of anemia in the U.S., China, and other markets in the Americas and in Australia/New Zealand, as well as Southeast Asia.

Astellas has also announced positive topline results from their trial named ALPS, a roxadustat Phase 3 trial in non-dialysis patients, and PYRENEES, a roxadustat Phase 3 trial in dialysis patients. Astellas and FibroGen are collaborating on the development and commercialization of roxadustat for the treatment of anemia in territories including Japan, Europe, the Commonwealth of Independent States, the Middle East, and South Africa.

The table below is a summary of our Phase 3 CKD anemia trials by regulatory approval region.

Roxadustat Phase 3 CKD Anemia Clinical Trials

		Estimated or Completed # of Patients Enrolled
Study Sponsor, Number	Comparator	U.S.	Europe	China DD-CKD NDA Approved NDD-CKD NDA reviewed by NMPA, awaiting inspection	Japan DD-CKD NDA Filed
Non-Dialysis
FibroGen - FGCL-4592-060 (ANDES)	Placebo	-------- 922 --------
Astellas - 1517-CL-0608 (ALPS)	Placebo	-------- 597 --------
AstraZeneca - D5740C00001 (OLYMPUS)	Placebo	2,781
Astellas - 1517-CL-0610	Darbepoetin alfa		616
FibroGen - FGCL-4592-808	Placebo			151
Astellas - 1517-CL-0310	Darbepoetin alfa				~325
Astellas - 1517-CL-0314	None				~100
NDD-CKD Subtotal by Region		4,300	2,135	151	~425

Incident Dialysis
FibroGen - FGCL-4592-063 (HIMALAYAS)	Epoetin alfa	-------- 1,043 --------

Stable and Incident Dialysis
AstraZeneca - D5740C00002 (ROCKIES)	Epoetin alfa	2,133

Stable Dialysis
FibroGen - FGCL-4592-064 (SIERRAS)	Epoetin alfa	-------- 741 --------
Astellas - 1517-CL-0613 (PYRENEES)	Epoetin alfa or Darbepoetin alfa	-------- 838 --------
FibroGen - FGCL-4592-806	Epoetin alfa			304
Astellas - 1517-CL-0302	None				56
Astellas - 1517-CL-0307	Darbepoetin alfa				303
Astellas - 1517-CL-0308	None				75
Astellas - 1517-CL-0312	None				164
DD-CKD Subtotal by Region		4,755	2,622	304	598

Total by Regulatory Approval Region		9,055	4,757	455	~1,000
Combined Total to Support U.S. and EU Approvals		9,671

Non-Dialysis CKD Patients (ANDES) – FibroGen

ANDES is a 922-patient Phase 3, randomized, double-blinded, placebo-controlled trial designed to evaluate the efficacy and safety of roxadustat vs. placebo for the treatment of anemia in patients with later stage CKD (stages 3, 4 or 5) who are not dialysis dependent. This study was conducted in the U.S. and 14 other countries. Treatment duration was up to 4.5 years, with average duration of 1.7 years. Baseline hemoglobin levels averaged 9.1 g/dL in both the roxadustat (N=616) and the placebo (N=306) arms.

a.	U.S. primary efficacy endpoint: roxadustat was superior to placebo in mean hemoglobin change from baseline to the average over Weeks 28 to 52 (2.00 vs. 0.16 g/dL, respectively, p<0.0001).
b.

EU primary efficacy endpoint: a higher proportion of roxadustat-treated patients (86.0%) achieved a hemoglobin response in the first 24 weeks (defined as achieving a hemoglobin level of at least 11 g/dL and a hemoglobin increase of at least 1 g/dL) as compared to placebo (6.6%), p=0.0007.

In a pre-specified secondary efficacy analysis, roxadustat reduced the risk of rescue therapy by 81% (hazard ratio (HR)=0.19) defined as the time to first use of blood transfusion, administration of an ESA or intravenous (“IV”) iron in the first 52 weeks of treatment, p<0.0001. In addition, roxadustat reduced the risk of blood transfusion by 74% (HR=0.26) in the time to first blood transfusion during the first 52 weeks of treatment, p<0.0001.

Incident Dialysis CKD Patients Study (HIMALAYAS) – FibroGen

HIMALAYAS is a 1,043-patient Phase 3 randomized, open-label, active-controlled trial to assess the efficacy and safety of roxadustat compared to epoetin alfa, an ESA, for the treatment of anemia in CKD patients who have newly initiated dialysis treatment for end-stage renal disease (“ESRD”) and have had minimal or no exposure to an ESA prior to study participation. This study was conducted in the U.S. and 17 other countries. Treatment duration was up to 4.4 years, with mean duration of 1.8 years. Mean baseline hemoglobin was 8.43 g/dL in the roxadustat arm (N=522) and 8.46 g/dL in the epoetin alfa arm (N=521).

a.

U.S. primary efficacy endpoint: the mean hemoglobin change from baseline to the average over Weeks 28 to 52 was 2.57 g/dL (roxadustat) vs. 2.36 g/dL (epoetin alfa), a least squares mean difference of 0.18 g/dL, with the 95% confidence interval (“CI”) of (0.08, 0.29). The non-inferiority criteria was met as the lower bound of the 95% CI was well above the non-inferiority margin of -0.75 g/dL, and superiority over epoetin alfa was also achieved, p=0.0005.

b.

EU primary efficacy endpoint: roxadustat met the non-inferiority criteria compared to epoetin alfa: 88.2% of the roxadustat-treated patients achieved a hemoglobin response in the first 24 weeks (defined as achieving a hemoglobin level of at least 11 g/dL and a hemoglobin increase of at least 1 g/dL) compared to an 84.5% responder rate in the epoetin alfa arm; lower bound of the 95% CI (-0.9%, 7.6%) of the treatment difference in responder rate is well above the non-inferiority margin of -15%.

Roxadustat-treated patients had a statistically significant reduction in hepcidin, a key regulator of iron metabolism, as compared to ESA-treated patients. Roxadustat was shown to increase hemoglobin regardless of baseline inflammation status.

Stable Dialysis CKD Patients Study (SIERRAS) – FibroGen

SIERRAS is a 741-patient U.S. Phase 3, randomized, open-label, active-controlled trial to assess the efficacy and safety of roxadustat compared to epoetin alfa for the treatment of anemia (in maintaining hemoglobin level) in dialysis CKD patients who were receiving stable doses of ESA prior to study participation. Treatment duration was up to 3.5 years, with a mean duration of 1.9 years. Mean baseline hemoglobin levels were 10.3 g/dL in both roxadustat and epoetin alfa arms.

a.

U.S. primary efficacy endpoint: the mean hemoglobin change from baseline to the average over Weeks 28 to 52 was 0.39 g/dL (roxadustat) vs. -0.09 g/dL (epoetin alfa), a least squares mean treatment difference of 0.48 g/dL (95% CI 0.37, 0.59). Roxadustat met the non-inferiority criteria as the lower bound of 95% CI was well above the non-inferiority margin of ‑0.75 g/dL. Roxadustat also achieved superiority, p<0.0001.

b.

EU primary efficacy endpoint: the mean hemoglobin change from baseline to the average over Weeks 28 to 36 was 0.54 g/dL (roxadustat) vs. -0.02 g/dL (epoetin alfa), a least squares mean treatment difference of 0.53 g/dL with a 95% CI (0.39, 0.67). Roxadustat met the non-inferiority criteria as the lower bound of the 95% CI was well above the non-inferiority margin of -0.75 g/dL. Roxadustat also achieved superiority over epoetin alfa, p<0.0001.

Roxadustat-treated patients had a statistically significant reduction in hepcidin as compared to ESA-treated patients. Roxadustat was shown to increase hemoglobin regardless of baseline inflammation status. In addition, in the pre-specified secondary efficacy analysis, roxadustat-treated patients had a 33% reduction in the risk of blood transfusion compared to epoetin alfa (HR=0.67) in the time to first blood transfusion during treatment, p=0.0337.

Safety – ANDES, HIMALAYAS, and SIERRAS

The preliminary safety analyses of each of these three studies show an overall safety profile consistent with the results observed in prior roxadustat studies. The adverse events reported are consistent with those expected in these study populations with similar background diseases. Fully adjudicated MACE results from the pooled safety analyses both for non-dialysis and dialysis CKD populations for the U.S. and EU, are anticipated to be completed in the second quarter of 2019, and we intend to submit a U.S. NDA in the third quarter of 2019. We expect Astellas to submit an MAA to the EMA shortly thereafter. Both the U.S. NDA and European MAA for roxadustat are expected to cover anemia associated with dialysis dependent CKD and non-dialysis-dependent CKD.

Non-Dialysis CKD Patients (OLYMPUS) – AstraZeneca

OLYMPUS is AstraZeneca’s Phase 3, randomized, double-blinded, placebo-controlled trial designed to evaluate the efficacy and safety of roxadustat vs. placebo for the treatment of patients with anemia in CKD stages 3, 4 or 5 whose disease progression is moderate to severe and who are non-dialysis dependent. The trial met its primary efficacy endpoint by demonstrating a statistically-significant and clinically-meaningful improvement in mean change from baseline in hemoglobin levels averaged over Weeks 28 to 52 vs. placebo. The trial evaluated 2,781 patients in 26 countries.

Non-Dialysis CKD Patients (ALPS) – Astellas

ALPS is Astellas’ Phase 3, randomized, double-blind, placebo-controlled study of the efficacy and safety of roxadustat for the treatment of anemia in CKD patients not on dialysis. The trial met its primary endpoints by demonstrating superiority in efficacy vs. placebo in terms of both hemoglobin response rate in the first 24 weeks and hemoglobin change from baseline at Weeks 28 to 52. The preliminary safety analysis for this trial shows an overall event profile consistent with the results seen in previous roxadustat studies in CKD patients with anemia.

Stable Dialysis CKD Patients (ROCKIES) – AstraZeneca

ROCKIES is AstraZeneca’s Phase 3, randomized, open-label, active-controlled trial designed to assess the efficacy and safety of roxadustat vs. epoetin alfa, for the treatment of anemia in patients with CKD who are dialysis dependent. The trial met its primary efficacy endpoint by demonstrating a statistically-significant improvement in mean change from baseline in hemoglobin levels averaged over Weeks 28 to 52 vs. epoetin alfa. The trial evaluated 2,133 patients in 18 countries.

Stable Dialysis CKD Patients (PYRENEES) – Astellas

PYRENEES is Astellas’ Phase 3, randomized, active-controlled trial designed to assess the efficacy and safety of roxadustat vs. epoetin alfa or darbepoetin alfa, for the treatment of anemia in patients with CKD who are dialysis dependent. The trial, in 838 patients, met its primary efficacy endpoint.

Estimated Glomerular Filtration Rate Attenuation

We believe there could be significant clinical benefit of roxadustat treatment in the non-dialysis-dependent CKD patients if we are able to show the attenuation of renal disease progression. The estimated glomerular filtration rate (“eGFR”) is a measure of the filtration function of the kidney and renal disease progression. In the preliminary analysis of our pooled Phase 3 non-dialysis studies (ANDES, ALPS, and OLYMPUS) of patients with eGFR 15 or higher (CKD stages 3 and 4), the one-year decline in eGFR in roxadustat treated patients was shown to be significantly less than that in placebo treated patients.

Background of Anemia in CKD

Anemia can be a serious medical condition in which patients have insufficient red blood cells and low levels of hemoglobin (“Hb”), a protein in red blood cells that carries oxygen to cells throughout the body.

Anemia in CKD is associated with increased risk of hospitalization, cardiovascular complications, and death. In addition, anemia frequently causes significant fatigue, cognitive dysfunction, and reduced quality of life. Severe anemia is common in patients with CKD, cancer, MDS, inflammatory diseases, and other serious illnesses.

Anemia is particularly prevalent in patients with CKD. The prevalence of CKD in the adult population is estimated at 10-12% globally, and is generally a progressive disease characterized by gradual loss of kidney function that may eventually lead to kidney failure or ESRD requiring dialysis or a kidney transplant to survive. Blood transfusion is used for treating life-threatening severe anemia. However, blood transfusions reduce the patient’s opportunity for a kidney transplant, increase risk of infections and the risk of complications such as heart failure and allergic reactions.

There are five stages of CKD that are primarily defined by the Glomerular Filtration Rate (“GFR”).

Stages of CKD and Prevalence in the U.S.

*	U.S. prevalence is estimated for adults 20 years of age or older
†	GFR: Glomerular Filtration Rate (ml/min/1.73 m2)

Sources: The prevalence of stage 1 through stage 4 CKD was calculated based on 2016 estimates by the United States Renal Data System (“USRDS”) presented in the 2018 USRDS annual data report: Epidemiology of kidney disease in the United States (“2018 USRDS ADR”), using data from the National Health and Nutrition Examination Survey (“NHANES”) 2013-2016 and 2016 data from the U.S. Census Bureau. The prevalence of stage 5 CKD was calculated based on 2016 data from the 2018 USRDS ADR using data from the U.S. National ESRD database, NHANES 2013-2016 and 2016 data from the U.S. Census Bureau.

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

In the U.S., according to the USRDS, a majority of dialysis-eligible CKD patients are currently on dialysis. Of the approximately 509,000 patients receiving dialysis in the U.S., approximately 78% are being treated with ESAs for anemia. Despite the presence of anemia in stages 3 and 4 CKD patients in clinical practice, patients typically do not receive ESA treatment for their anemia until they initiate dialysis. As of 2016, approximately 13% of U.S. NDD-CKD patients were being treated with ESAs prior to initiation of dialysis (2018 USRDS ADR). In many CKD patients, the disease progresses gradually over decades and patients can spend years suffering from the symptoms and negative health effects of anemia before they receive treatment. Many of these patients die from cardiovascular events before they initiate dialysis.

According to IQVIA (formerly Quintiles and IMS Health) MIDAS™ reports, for the twelve months ending September 2018, global ESA sales in all anemia indications totaled $7.6 billion, including $3.5 billion in the U.S.

Roxadustat — A Novel, Orally Administered Treatment for Anemia

Roxadustat is an orally administered small molecule that corrects anemia by a mechanism of action that is different from that of ESAs. As a HIF-PH inhibitor, roxadustat activates a response that is naturally activated when the body responds to reduced oxygen levels in the blood, such as when a person adapts to high altitude. The response activated by roxadustat involves the regulation of multiple, complementary processes to promote erythropoiesis and increase the blood’s oxygen carrying capacity.

Coordinated erythropoiesis includes both the stimulation of red blood cell progenitors, by increasing the body’s production of erythropoietin (“EPO”), and an increase in iron availability for hemoglobin synthesis. Patients taking roxadustat typically have a transient increase in circulating endogenous EPO levels at peak concentration within or near the physiologic range naturally experienced by humans adapting to hypoxic conditions such as at high altitude, following blood donation or impaired lung function, such as pulmonary edema. By contrast, ESAs act only to stimulate red blood cell progenitors without a corresponding increase in iron availability, and are typically dosed at well above the natural physiologic range of EPO. The sudden demand for iron stimulated by ESA-induced erythropoiesis can lead to functional or absolute iron deficiency. We believe these high doses of ESAs are a main cause of the significant safety issues that have been attributed to this class of drugs. In contrast, the differentiated mechanism of action of roxadustat, which involves induction of the body’s own natural pathways to achieve a more complete erythropoiesis, has the potential to provide a safer and more effective treatment of anemia, including in the presence of inflammation, which normally limits iron availability.

We believe that roxadustat has the potential to offer safety, efficacy, reimbursement, and convenience advantages over ESAs.

Our clinical trials to date have shown that roxadustat can correct and maintain hemoglobin levels of anemic CKD patients with lower circulating EPO levels than what has historically been reported with treatment by ESAs to minimize red blood cell transfusion risks, even in the presence of inflammation, and without routine IV iron supplementation, thereby offering potential safety and efficacy benefits over ESAs.

Potential for Reduced Hepcidin Levels and Anemia Correction Without Routine IV Iron Supplementation

An important differentiator of roxadustat from ESAs is that roxadustat also mobilizes iron from the body’s iron stores. It has been consistently shown to correct anemia in CKD regardless of iron-repletion status, whereas iron repletion is required as a condition for treatment under ESA labels. Furthermore, roxadustat can correct and maintain hemoglobin without routine IV iron supplementation.

IV iron supplementation is routinely used to support anemia correction in a majority of hemodialysis patients treated with ESAs in the U.S. Many CKD patients have deficient iron stores, or absolute iron deficiency, and cannot absorb enough iron from diet or oral iron supplements to correct this deficiency. Physicians administer IV iron to ensure these patients are iron replete prior to initiating ESA treatment and continue to receive IV iron to mitigate iron depletion caused by ESA-mediated erythropoiesis. Additionally, many CKD patients who have adequate iron stores suffer from functional iron deficiency.

While IV iron can help correct anemia when used in combination with ESAs, published studies have suggested both acute and chronic risk of morbidity and mortality associated with the use of IV iron. Increased use of IV iron has been associated with increased risk of hospitalization and death.

We believe that elevated levels of hepcidin, the major hormone that regulates iron metabolism, contributes to both absolute and functional iron deficiency. However, our clinical trials have not only consistently shown roxadustat’s ability to correct anemia without use of routine IV iron supplementation, but they have also shown a reduction in hepcidin levels with roxadustat treatment.

Minimizing IV iron use helps to avoid the safety risks associated with IV, and, because the cost of oral iron is significantly less than the cost of IV iron, treatment with roxadustat could also potentially confer significant costs savings from not requiring routine IV iron supplementation.

Potential for Anemia Correction for Patient Populations Who are Hyporesponsive to ESAs

Incident dialysis patients and patients who have chronic inflammation are often hyporesponsive to ESAs, which necessitates the use of higher doses of ESAs to increase hemoglobin levels, thus increasing both safety risk and treatment cost. In contrast, roxadustat has been shown to be similarly effective in patients with inflammation as those without inflammation without increasing dose. Roxadustat’s ability to overcome the suppressive effects of inflammation on erythropoiesis also may enable patients to safely achieve higher hemoglobin levels, which may reduce red blood cell transfusions (as reported in the U.S. Phase 3 study in dialysis patients (SIERRAS) earlier in this section). We believe roxadustat’s consistent treatment effect on CKD anemia regardless of inflammation status may confer clinical safety and efficacy benefits.

While we have not finished analyzing our U.S. and Europe Phase 3 trial data, our China Phase 3 trials showed that roxadustat was able, in these smaller studies, to increase hemoglobin regardless of baseline inflammation status: both in dialysis-dependent CKD patients and non-dialysis-dependent CKD patients (as described in the section below captioned “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China.”). Our Phase 2 clinical trials showed similar results.

Potential for Anemia Correction with Moderate EPO Levels

Randomized trials have suggested that high doses of ESAs administered in an attempt to achieve a target hemoglobin level may cause the safety issues associated with ESA therapy. These high ESA doses in the inflamed/hyporesponsive patients result in serum EPO levels much higher than physiological range. In contrast, the level of endogenous EPO elevation among patients treated with roxadustat is typically within or near the range observed when ascending to a higher elevation or giving blood. Treating anemia while maintaining lower circulating EPO levels may mitigate, or even avoid, the risks from exposure to supraphysiologic erythropoietin levels in ESA therapy, and may potentially enable a more effective and safe treatment of anemia in CKD patients.

The following graph depicts:

1)	the circulating endogenous EPO levels in natural physiologic adaptations, such as adjustment to high altitude, blood loss, or pulmonary edema [left, ];
2)	transient peak endogenous EPO levels estimated for CKD patients who achieved a hemoglobin response to therapeutic doses of roxadustat in our Phase 2 clinical studies [middle, ]; and
3)

the estimated peak circulating recombinant EPO levels resulting from IV ESA doses in distributions reported by the Dialysis Outcomes and Practice Patterns Study for the fourth quarter of 2011 in the U.S. (after bundling was initiated and when the hemoglobin target in ESA labeling was in the range of 10-11 g/dL [right, ]).

1 Milledge & Cotes (1985) J Appl Physiol 59:360;2 Goldberg et al. (1993), Clin Biochem 26:183, Maeda et al. (1992), Int J Hematol 55:111; 3 Kato et al. (1994) Ren Fail 16:645; 4 The transient peak endogenous EPO concentrations (“Cmax”), data for roxadustat was derived from a subset of 243 patients who achieved a hemoglobin response to roxadustat in our Phase 2 studies for whom we believe doses depicted approximated therapeutic doses. Hemoglobin target ranges for these patients were above the hemoglobin levels specified in the current ESA package insert for CKD patients. Only doses in those patients whose hemoglobin responded in Phase 2 studies are reflected in the figure. The subset of patients included 134 non-dialysis CKD patients treated to thrice-weekly, twice-weekly, or weekly doses of roxadustat for >16 weeks. The subset also included 109 dialysis CKD patients, including incident dialysis patients whose anemia was corrected with therapeutic doses and stable dialysis patients who received maintenance doses. Cmax of endogenous EPO levels were not measured in all patients; instead the range of EPO Cmax levels were estimated based on data derived from a more limited number of patients in whom EPO levels were measured at various roxadustat doses and among whom there was substantial variation in measured EPO levels. Accordingly, individual patients who received roxadustat may have realized EPO Cmax levels significantly above or below these estimated levels. Moreover, the estimates reflected in the graph may not be reflective or predictive of actual EPO Cmax levels or ranges that will be realized in larger populations of patients receiving roxadustat in our Phase 3 clinical trials. 5 EPO Cmax was computed from ESA dose distributions based on Flaherty et al. (1990) Clin Pharmacol Ther 47:557.

Potential Cholesterol Benefits

In addition, in our Phase 2 and China Phase 3 clinical trials, we observed reductions in total cholesterol and an improvement in average high-density lipoprotein (“HDL”)/low-density lipoprotein (“LDL”) ratio. Since many CKD patients have high cholesterol levels, which contribute to cardiovascular-related morbidity and mortality, the improvement in the average HDL/LDL ratio observed with roxadustat treatment could confer a benefit to patients.

Potential Reimbursement and Convenience Advantages

Potentially Differentiated Reimbursement Framework

ESAs are included in the Medicare Improvements for Patients and Providers Act bundled payment system in the dialysis-dependent CKD setting and reimbursed under Medicare Part B in the non-dialysis-dependent CKD setting. Based on our roxadustat data to date, we believe roxadustat has the potential to correct anemia through a differentiated mechanism of action and that offers different therapeutic effects than ESA and the potential to displace multiple drugs in current use (such as ESAs and IV iron), and/or those in development (such as agents for suppression of hepcidin). Although the bundle currently covers ESAs or other IV products encompassed by the bundle, due to the differentiated innovative nature of roxadustat, it is unclear whether roxadustat will be included in or excluded from the bundle. We believe that there may be commercial benefits in either event, however are unable to predict the potential benefits until further guidance from the Centers for Medicare and Medicaid Services becomes available.

In the non-dialysis CKD setting, we expect that roxadustat, an oral treatment, should be subject to Medicare Part D, which would allow physicians to prescribe roxadustat without the financial and reimbursement risk associated with purchasing and storing injectable ESAs. We believe that this should encourage significantly greater usage outside of the dialysis setting than injectable agents like ESA.

Potential Reduction of Other Medications

In addition to potentially eliminating routine IV iron supplementation, based on our Phase 2 and China Phase 3 clinical trial results to date, we believe that roxadustat has the potential to reduce the use of other medications frequently required in some CKD anemia patients, such as anti-hypertensives and statins.

Oral Administration

Many physicians that treat CKD patients, particularly primary care and family practice physicians, cardiologists, endocrinologists, and internists, do not typically stock or administer ESAs. An easily accessible oral agent that is dispensed by pharmacies could significantly increase the number of physicians treating anemia in patients with CKD, and therefore, the number of patients receiving treatment.

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

Potential Pharmacoeconomic Advantages

Based on our Phase 2 clinical trial results to date, we believe that roxadustat’s potential pharmacoeconomic advantages over ESA therapy may include safety (with a potential decrease in cardiovascular events and hospitalizations, with consequently lower associated treatment costs), lower administrative cost, reduction or elimination of IV iron and potentially other medications. If demonstrated in our Phase 3 studies, these pharmacoeconomic advantages may support reimbursement worldwide, including in Europe and China.

The Market Opportunity for Roxadustat

We believe that there is a significant opportunity for roxadustat to address markets currently served by injectable ESAs. According to IQVIA (formerly Quintiles and IMS Health) MIDAS™ reports, over the 12 months ending September 30, 2018, global ESA sales in all indications totaled $8.0 billion, driven primarily by $5.6 billion sold in the U.S. and Europe. We believe that a substantial portion of ESA sales are for CKD anemia. For example, Amgen reported in January 2019 that its ESA portfolio of EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa) had total 2018 worldwide sales of $2.6 billion, of which $2.3 billion was in nephrology where CKD patients are treated. We further believe that the number of patients requiring anemia therapy will grow steadily as the global CKD population and access to dialysis care continue to expand, particularly in China and other emerging markets including the rest of Asia, Latin America, Eastern Europe, the Middle East, and the Commonwealth of Independent States. In established markets, such as the U.S., as obesity, hypertension, and diabetes prevalence continue rising, and the mortality of ESRD patients decline, the prevalence of ESRD is expected to grow further. Recent research published in Journal of American Society of Nephrology predicts the prevalence of ESRD in the U.S. to increase by 29% - 68% by 2030 from the level in 2015, to between 971,000 to 1,259,000 in 2030. The USRDS estimates the total U.S. prevalence of ESRD as of 2016 at 724,075, including 509,014 patients on dialysis and 215,061 transplant recipients.

Furthermore, we believe that there is a significant opportunity for roxadustat to address patient segments that are currently not effectively served by ESAs, such as anemia in the non-dialysis CKD patient population, which is substantially larger than the dialysis CKD patient population. Diabetes and hypertension are the leading causes of secondary CKD. Although we estimate approximately 36% of diabetic and 20% of hypertensive CKD patients are anemic (Hb<12 g/dL), we believe the majority of these patients are currently untreated for anemia since they are under the care of primary care, family practice physicians, and other non-nephrology specialists, such as endocrinologists, diabetologists, cardiologists, and internists, where ESA therapies are not readily available.

We believe that roxadustat may provide a safer option to address the CIA market, which was once comparable in size to the dialysis-dependent CKD anemia market. In addition, other types of anemias, including anemia related to inflammatory diseases, MDS, and surgical procedures requiring transfusions that are not addressed adequately with currently available therapies may be addressable opportunities.

To maximize the commercial potential for roxadustat, we incorporated several unique elements into our Phase 3 program. We have performed the first placebo-controlled Phase 3 studies in non-dialysis CKD patients to potentially demonstrate the benefits of anemia therapy and safety of roxadustat compared to placebo. We have also performed the largest Phase 3 study in incident dialysis anemia patients, who are at the highest risk for death, and are the most difficult patients to stabilize and treat for anemia in CKD. Based on data from our Phase 2 studies, we believe that roxadustat may offer a safer alternative to ESAs for this particularly vulnerable patient population. We are also evaluating the cardiovascular safety of roxadustat compared to placebo in non-dialysis CKD patients. Separately, we are evaluating cardiovascular safety of roxadustat compared to ESA in the dialysis population of CKD patients.

Phase 1 and Phase 2 Clinical Trials

We have an extensive roxadustat clinical pharmacology program which includes many completed Phase 1 studies. Our Phase 2 program includes eight roxadustat studies, four in CKD non-dialysis patients and four in CKD dialysis patients, which achieved the following objectives:

•	Identified optimal roxadustat dosing regimens for anemia correction and maintenance of hemoglobin response.
•	Demonstrated roxadustat’s potential to treat anemia in both non-dialysis and dialysis patients, including incident dialysis patients, the most unstable and high-risk CKD patient population.
•	Generated substantial safety data indicating that roxadustat is well tolerated, appears safe, and could offer an improved cardiovascular profile relative to ESAs.
•	Demonstrated that roxadustat may be able to treat anemia without the need for IV iron supplementation.
•	Demonstrated that roxadustat can reduce hepcidin levels and potentially treat anemia in a significant subset of patients with inflammation.

The following chart summarizes the design of our completed Phase 2 studies outside of Japan and China and the primary objectives of each study.

Completed Phase 2 Studies

				Number of
Study Number			Number of	Comparator			Treatment
Study	CKD Patient	Study	Roxadustat	Patients		Total Number of	Duration
Location	Population	Objective	Patients	Placebo	ESA	Patients in Study	(Weeks)	Dose Frequencies
FGCL-4592-017 U.S.	Non-Dialysis	Correction, Pharmacokinetics	88	29		117	4	TIW, BIW
FGCL-4592-041 U.S.	Non-Dialysis	Correction & Maintenance	145			145	16;24	TIW, BIW, QW
FGCL-4592-040 U.S.	Stable Dialysis	Conversion & Maintenance	117	4	40	161	6;19	TIW
FGCL-4592-053 Russia, U.S., Hong Kong	Incident Dialysis	Correction	60			60	12	TIW
FGCL- 4592-059 U.S.*	Non-Dialysis & Dialysis	Long-Term Safety & Maintenance	15			15	Up to 5 years	TIW, BIW, QW
Total			425			498

*Study conducted by Astellas

QW = weekly; BIW = two times per week; TIW = three times per week

Safety Summary

In addition to the more than 1,100 subjects who have been exposed to roxadustat in Phase 1 and Phase 2 clinical studies, our Phase 3 program has studied roxadustat in over 11,000 patients globally. The preliminary Phase 3 safety analyses reported have shown an overall safety profile consistent with the results observed in prior roxadustat studies. The adverse events reported are consistent with those expected in these study populations with similar background diseases. The pooled safety analyses, including MACE for CKD in both non-dialysis and dialysis populations in the U.S. and EU Phase 3 programs, are anticipated to be completed in the second quarter of 2019.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN CHINA

Roxadustat received NDA approval in December 2018 from the NMPA for the treatment of anemia caused by CKD in dialysis patients. Roxadustat is the first HIF-PH inhibitor to be approved, for any indication, anywhere in the world. We believe this is the first time that China became the first-in-world approval country for a first-in-class drug. We are planning to launch roxadustat in China in the third quarter of 2019.

We believe there is a particularly significant unmet medical need for the treatment of anemia in CKD in China. Specifically, anemia is undertreated in the rapidly growing population of dialysis patients. In the non-dialysis population, only a small percentage of patients receive anemia treatment, and those who do receive only a minimal level, including patients who are eligible for dialysis and are severely anemic. In the context of the rapidly growing Chinese pharmaceutical market, we believe that the demand for anemia therapy will continue to grow as a result of an expanding CKD population, as well as the central government’s mandate to make dialysis, which is still in the early stages of infrastructure development, more available through expansion of government reimbursement and build-out of dialysis facilities. The Chinese government has also put pharmaceutical innovation as a top priority for the country. As the standard of living improves in China, the demand for access to innovative drugs increases. In this context, we believe that roxadustat is a particularly promising product for this market.

FibroGen applied for market approval of roxadustat in China as a Domestic Class I innovative drug. This China-specific pathway is independent of any U.S., EU or Japan approval. We expect the population of non-dialysis CKD patients to be added to the roxadustat label in mid-2019 pending scheduling and completion of the standard Phase 3 clinical site inspections by the China Food and Drug Inspection (“CFDI”) under the NMPA.

As part of the approval, we have committed to a 2,000-patient post-approval safety study, which is a mandatory regulatory requirement of approved Domestic Class 1 innovative drugs.

Phase 3 Studies in China

In January 2017, we reported topline results from the two China Phase 3 studies of roxadustat in CKD anemia:

Study 4592-808: Eight-Week Placebo-Controlled Portion of 26-Week Correction in China Non-Dialysis CKD Patients

In the double-blind, placebo-controlled eight-week portion of the 26-week clinical trial of CKD patients not on dialysis in China, 151 anemia patients were randomized 2:1 to receive roxadustat (n=101) or placebo (n=50). Roxadustat met its primary efficacy endpoint of correcting anemia, by achieving a statistically significant increase in hemoglobin levels compared to placebo over eight weeks. Furthermore, the secondary endpoint of hemoglobin response was met as hemoglobin response was achieved by a higher proportion of patients in the roxadustat arm than in the placebo arm.

Roxadustat-treated patients achieved a mean hemoglobin increase of 1.9g/dL from baseline (8.9g/dL) over eight weeks of treatment vs. a mean change in hemoglobin of -0.4g/dL (from 8.9 g/dL baseline) in the placebo arm; the least square mean (“LS Mean”) difference of the two arms is significant, p<0.000000000000001.

A significantly higher proportion of roxadustat patients achieved hemoglobin response (an increase ≥1g/dL from baseline) after eight weeks vs. placebo patients, 84.2% compared to 0.0% (p<0.000000000000001). Sixty-seven percent of the roxadustat-treated patients vs 6% of placebo- patients achieved hemoglobin correction to be at or above the desired range of Hb≥10 g/dL within eight weeks, p=0.000000000000077.

There was a significant increase in hemoglobin level from baseline at every weekly measurement between Weeks two to eight per figure below.

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

In the 26-week portion of this non-dialysis study, roxadustat was shown to increase hemoglobin regardless of baseline inflammation status: both in patients with inflammation (CRP >4.9 mg/L) and in patients without inflammation (CRP ≤4.9 mg/L).

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

Study 4592-806: 26-Week Maintenance in China Dialysis-Dependent CKD Patients

In the Phase 3 CKD study, 304 patients (271 hemodialysis and 33 peritoneal dialysis patients) previously on epoetin alfa were randomized to and treated with roxadustat (n=204) or epoetin alfa (n=100) for 26 weeks. Prior to randomization, patients in this study were previously treated with stable doses of EPO: 7% patients were treated with 利血宝® (“Li Xue Bao”) epoetin alfa, manufactured in Japan and marketed in China by Kyowa Hakko Kirin China Pharmaceutical Co., Ltd. (“Kirin EPO”) and 93% of patients were treated with one of eight other brands of EPO commercially available in China. All the patients randomized to the active comparator arm were treated with Kirin EPO.

The primary endpoint was mean change in hemoglobin from baseline to the average level during the final five weeks of the 26-week treatment period. Roxadustat met the predefined non-inferiority criterion for this primary endpoint in comparison to Kirin EPO in both full analysis set and per protocol set (“PPS”) analysis. In a pre-specified sequential analysis, roxadustat also showed statistical superiority over Kirin EPO for the primary endpoint, the mean hemoglobin increase observed in the roxadustat arm was higher than in the Kirin EPO arm, 0.75g/dL vs. 0.46g/dL, with a significant difference in the LS Mean hemoglobin change in the two treatment arms, p=0.037, in PPS analysis; baseline hemoglobin was 10.4 g/dL in both treatment arms.

Anemia in patients treated with roxadustat was corrected earlier than in Kirin EPO patients, and roxadustat maintained hemoglobin levels at a higher level (between 10-12 g/dL) than those receiving Kirin EPO despite the increase in average dose of Kirin EPO (relative to average baseline EPO dose) received by patients in the comparator arm (as shown in the inflammation figures below).

FGCL-4592-806: Mean (+/- SE) Change from Baseline in Hemoglobin (Hb)

We performed a subgroup analysis based on patients’ levels of inflammation, a common co-morbidity with CKD patients. Roxadustat raised and maintained hemoglobin levels in patients with inflammation (defined as having baseline CRP levels >ULN 4.9 µg/L) at doses that were equal to or lower than those received by the patients without inflammation. In contrast, patients with inflammation in the Kirin EPO arm realized lower hemoglobin levels than patients with normal CRP levels (despite receiving higher doses of EPO than patients without inflammation), reflecting roxadustat’s potential to overcome the hyporesponsiveness seen in ESA treatment, as discussed in the section above titled “Limitations of the Current Standard of Care for Anemia in CKD”. The two figures below show mean change in hemoglobin with mean patient dose, and mean hemoglobin levels with mean patient dose, in patients with and without inflammation.

FGCL-4592-806: Mean (+/- SE) Change in Hemoglobin (Hb) from Baseline and

Mean (+/- SE) Dose for Patients with and without Inflammation

FGCL-4592-806: Mean (+/- SE) Hemoglobin (Hb) and

Mean (+/- SE) Dose for Patients with and without Inflammation

One hundred and twelve roxadustat patients continued treatment in a safety extension study for a total of 52 weeks. Approximately 96% of the dialysis patients who completed the 52-week safety extension period maintained Hb ≥10.0 g/dL at the end of treatment.

Hepcidin, the key hormone that regulates iron metabolism, is generally elevated and contributory to EPO hyporesponsiveness in patients with inflammation. Consistent with previously reported Phase 2 CKD data from the U.S. and China, a reduction of serum hepcidin levels was observed in our two China Phase 3 studies of roxadustat in CKD. In the Phase 3 dialysis study, the mean decrease in serum hepcidin levels from baseline to the end of 26 weeks of treatment was 30.2 ng/mL in the roxadustat arm vs. 2.2 ng/mL in the EPO comparator arm. In the Phase 3 non-dialysis study, the mean decrease in hepcidin levels at the end of 8-week double-blind treatment period was 56.1 ng/mL in roxadustat arm vs. 15.1 ng/mL in the placebo arm (p=0.00000005).

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

China Phase 2 Studies

We performed two Phase 2 studies in China, one trial in non-dialysis CKD patients, and another trial in CKD patients on dialysis. In these trials, hemoglobin correction in non-dialysis CKD patients and hemoglobin maintenance in dialysis CKD patients replicated the results seen in the U.S. trials. SAEs were progression of CKD, infection and high potassium levels and the most common adverse events were infections, high potassium levels, nausea and dizziness. There were no dose-related trends or imbalances in the nature of adverse events between patients treated with roxadustat compared to patients treated with either placebo (study 047) or epoetin alfa control (study 048) groups.

Market Opportunity

Addressable Patient Populations in China

Based on a large-scale cross-sectional survey performed between September 2009 and September 2010 published in the Lancet (Zhang, et al. Lancet (2012)), there are an estimated 119.5 million CKD patients in China. Based on the prevalence ratios, there were approximately 19 million patients in CKD stages 3, 4, or 5, which we have grouped into three categories: dialysis CKD patients; dialysis-eligible patients who need dialysis under treatment guidelines but are not dialyzed (“Dialysis-Eligible NDD-CKD”); and stages 3 and 4 patients, as well as stage 5 patients who are not eligible for dialysis (“Other NDD-CKD”).

Dialysis-Dependent CKD

Based on the latest estimates and published data, we believe there are approximately 600,000 dialysis patients in China, making it the largest dialysis population in the world.

Dialysis treatment is delivered in the form of hemodialysis or peritoneal dialysis. In China, approximately 85% of dialysis patients with CKD are on hemodialysis. Hemodialysis is performed primarily in dialysis clinics within hospitals, most of which are publicly owned. This is in contrast to the U.S. where freestanding dialysis centers located outside of hospitals is common practice. With recent regulatory changes, the number of privately owned dialysis clinics is growing at a rapid pace, a trend that has provided additional capacity to meet the growing demand. The remaining 15% of CKD patients are on peritoneal dialysis, which is self-administered at home by patients. Peritoneal dialysis patients typically visit their nephrologists on a monthly basis at the hospital for monitoring and follow-up. The prevalence rate of anemia (defined as Hb< 12) in the dialysis population in China is estimated to be approximately 85%.

Dialysis-Eligible NDD-CKD

Dialysis-Eligible NDD-CKD refers to patients who need dialysis under Chinese treatment guidelines but are not dialyzed. The Chinese treatment guidelines recommend initiation of dialysis at eGFR <10 mL/min/1.73m2 (eGFR <15 mL/min/1.73m2 for diabetic nephropathy patients). The number of Dialysis-Eligible NDD-CKD patients in China has been consistently estimated at 1-2 million. While the size of the dialysis population in China has been growing rapidly, it nevertheless falls far short of the number who require dialysis treatment. We believe that this Dialysis-Eligible NDD-CKD population is characteristic of developing markets like China and at risk for severe anemia. The prevalence rate of anemia (defined as Hb <12) in this population in China is estimated to be approximately 90%.

Other NDD-CKD

Other NDD-CKD refers to the sub-groups of CKD patients within non-dialysis who are earlier stage: CKD patients in stage 3 and stage 4, as well as stage 5 who are not eligible for dialysis. As with the Dialysis-Eligible NDD-CKD population, the Other NDD-CKD population is largely untreated with ESAs. Some of these patients receive medical care in endocrinology, cardiology or internal medicine clinics outside of nephrology, where they are treated for their primary disease. The prevalence rate of anemia (defined as Hb <12 for women and <13 for men) in this population in China is estimated to be approximately 50% for Stage 3 and 80% for Stage 4.

Unmet Medical Need and Roxadustat Differentiation

Anemia is considered a risk multiplier for CKD patients and is commonly associated with increased rates of cardiovascular events, hospitalizations, CKD progression, and death. Several of the advantages that roxadustat, our oral therapeutic, potentially offers over ESAs are particularly suited to address the unmet medical need in each of the three categories of CKD patients in China.

We believe there is chronic under-treatment of anemia within the CKD patient population on dialysis in China. The most recent treatment guidelines published by the Chinese Society of Nephrology in 2018 recommended treatment to hemoglobin 11.0 g/dL to 12.0 g/dL. Even though over 70% of hemodialysis CKD patients, and approximately 60% of peritoneal dialysis CKD patients are treated with ESAs, based on the Chinese Renal Data System in 2015, less than 60% of dialysis patients reached 10.2 g/dL.

We believe many of the factors that lead to under-treatment of anemia can be overcome with rsoxadustat:

•

The use of IV iron is often needed for ESAs to correct hemoglobin levels, due to functional or actual iron deficiency. However IV iron is also often under-prescribed because of limited reimbursement and the clinical risk associated with IV iron supplementation. Regardless of baseline iron conditions in patients, we have shown in our China Phase 3 data that roxadustat can achieve target hemoglobin rates without routine IV iron supplementation, due in part to roxadustat’s ability to decrease hepcidin and make use of endogenous stores of iron or oral iron supplements. Therefore, for any patients not achieving target hemoglobin levels due to lack of available iron, roxadustat may be able to overcome these iron deficiencies better than ESAs.

•

Incident dialysis patients and patients who have chronic inflammation are often hyporesponsive to ESAs, and are not able to achieve corrected hemoglobin levels at normal ESA doses. Phase 3 clinical data suggest that roxadustat can treat inflammed patients to target hemoglobin levels without use of higher doses.

•

In addition to the issues outlined above for dialysis patients, the peritoneal dialysis population, who generally receives dialysis treatment at home, and the Dialysis-Eligible NDD-CKD patients, who are generally untreated, face the same logistical issues that impede ESA use in the Other NDD-CKD population. Roxadustat, as an oral medication, can be easily administered in any setting and stored at room temperature. Injectable drugs like ESAs present a challenge in China because even subcutaneous administration is performed at hospitals and not in the home, in part due to the difficulty in refrigeration and administration of injectable medicines. Frequent hospital visits, for the sole purpose of receiving injectable ESA treatment (as well as IV iron, which is often necessary with ESA treatment), can present a substantial logistical and financial burden on patients.

Current ESA Market Size and Drivers of Market Growth in China

China is the second largest pharmaceutical market after the United States. Total Healthcare expenditures in China have been estimated to be approximately $640 billion in 2015. Total ESA sales in China were approximately $330 million in 2017, of which an estimated 80%, or approximately $275 million, is derived from CKD anemia sales, based on data from IQVIA China Hospital Pharmaceutical Audit (“CHPA”). The ESA market in China has grown at a 12% compound annual growth rate between 2013 and 2017 based on data from IQVIA CHPA.

In addition to anemia being largely untreated in the non-dialysis CKD population, the CKD population in China is growing steadily.

•

Expansion of Reimbursement. Reimbursement exists for the use of ESAs in the treatment of anemia in CKD and the coverage levels have expanded substantially in the past decade. We expect the availability of Severe Disease reimbursement to significantly drive the utilization of dialysis services (including anemia therapies) in the coming years.

•

Expansion of Dialysis-Dependent CKD Population and Investment in Dialysis Infrastructure. We believe the number of CKD patients on dialysis increased from approximately 275,000 in 2011 to approximately 500,000 in 2016 and has grown at a compound annual growth rate of 13% per year from 2011 to 2016. With this substantial rate of growth, the Ministry of Health and the Chinese Society of Nephrology have publicly recognized the need for further investment in dialysis infrastructure. Peritoneal dialysis is an alternative to hemodialysis and does not require the level of capital investment in facilities and equipment that is necessary to enable hemodialysis.

•

Demographics-Driven Growth. Diabetes and hypertension are common causes of CKD, the rates of which have been growing in China over past two decades. China is experiencing epidemiological changes in metabolic diseases due to economic development, urbanization and an aging population. We believe the increase in diabetes and hypertension prevalence will also result in an increase of CKD patients.

Commercialization

AstraZeneca is our commercialization partner for roxadustat in China. Under our collaboration agreement, AstraZeneca will lead commercialization and has responsibility for marketing, market access, and sales. FibroGen has responsibility for medical affairs, manufacturing (as the Marketing Authorization Holder), and pharmacovigilance. FibroGen and AstraZeneca will work together to manage distribution.

Pricing

AstraZeneca and FibroGen have been working closely to determine pricing (both for self-pay and reimbursement) that reflects the value proposition of roxadustat, including the differentiation of roxadustat in efficacy and other clinical outcomes, lack of routine IV iron supplementation, convenience against current standard of care, cost effectiveness, and affordability.

Reimbursement

We believe reimbursement and hospital listing are the most critical market access factors for commercialization success in China.

China is a single-payor market with near universal healthcare provided by the government. Over 95% of the population receives healthcare coverage under one government-funded medical reimbursement plan or another, each with different levels of reimbursement. Commercial health insurance is available but is minimally adopted, and is seen as a supplement above and beyond government reimbursement.

Dialysis is reimbursed under Critical Disease Insurance (CDI), where up to 90% of costs are covered. Dialysis-Eligible NDD-CKD and Other NDD-CKD treatment is covered under outpatient care, where reimbursement is generally lower, at an estimated 50-60%.

To obtain government reimbursement for a therapeutic, the government must agree to add it to the NRDL or the provincial reimbursement drug lists at a negotiated price (at times at a significant discount). Prior to this time, the market is self-pay, where patients will be responsible for 100% of the launch price determined by the company. We believe the self-pay market in China is expanding, given the rise in personal income levels in the country. Nevertheless, as roxadustat could potentially address an unmet medical need for a much larger number of patients in China, securing reimbursement from the government is expected to be critical to widespread market adoption.

The government has committed to updating the NRDL in 2019. Previous updates to the NRDL occurred in 2017 and 2009. In addition, there were also NRDL price negotiations in 2018 for oncology drugs. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost effectiveness and budget impact. Given that roxadustat was approved at the end of 2018, we may or may not qualify for the NRDL update in 2019. Provincial governments have some discretion to add roxadustat to provincial reimbursement drug lists. With or without being listed on the NRDL, we can apply for inclusion in the provincial reimbursement drug lists of selected provinces, which may take months, depending on the province.

Hospital Listing

Government hospitals currently represent over 90% of the pharmaceutical market in China. In order for roxadustat to be prescribed at a government hospital, it has to be carried in the hospital formulary. The process of entry into the formulary is commonly referred to as “hospital listing”, and typically requires a long lead time. These decisions are made on a hospital-by-hospital basis with timing that can range from every six months to every five years. Some hospitals also have temporary listing procedures that can accelerate timing.  Private hospital and non-hospital pharmacies, which represent a small minority of the drug market in China, do not require a formulary process to sell a drug. While the opportunity for roxadustat remains significant, given these market access challenges, the rate of market uptake for a drug is typically modest in China.

Tendering

Provincial and municipal government agencies will establish a provincial drug procurement agency to operate a mandatory collective tender process for purchases by government hospitals of a medicine included in provincial or local medicine procurement catalogs. The provincial or local medicine procurement catalogs are determined by the provincial drug procurement agency based on the National Essential Drugs List, the NDRL, hospital formularies, etc. If roxadustat has been included in a government hospital formulary, the NDRL or the provincial reimbursement drug list, the relevant hospitals must participate in collective tender processes for the purchase of roxadustat. During the collective tender process, the provincial drug procurement agency will establish a committee consisting of recognized pharmaceutical experts. The committee will assess the bids submitted by the various participating pharmaceutical manufacturers, taking into consideration, among other things, the quality and price of the drug product and the service and reputation of the manufacturer. Only drug products that have been selected in the collective tender processes may be purchased by participating hospitals. If we are unable to win purchase contracts through the collective tender processes in which we decide to participate, there will be limited demand for roxadustat, and sales revenues from roxadustat will be materially and adversely affected.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN JAPAN

Dialysis-Dependent CKD Patients in Japan

In September 2018, Astellas submitted an NDA in Japan for roxadustat for the treatment of anemia in CKD patients on dialysis based on positive results from four Phase 3 studies. We expect Astellas to receive a decision on the dialysis NDA in the second half of 2019. Topline results from these four Phase 3 studies are as follows:

Phase 3 Study 1517-CL-0307: Double-Blind Study in Hemodialysis

In 2018, Astellas and FibroGen reported results from Astellas’ Phase 3 study of roxadustat in 303 CKD hemodialysis patients with anemia. Average hemoglobin levels were effectively maintained at 10.99 g/dL during Weeks 18 to 24 in roxadustat-treated hemodialysis patients who had previously been treated with ESAs. The primary efficacy endpoint of change in average hemoglobin levels from baseline to Weeks 18 to 24 was -0.04 g/dL and -0.03 g/dL in the roxadustat-treated group and darbepoetin-treated group, respectively. The non-inferiority of roxadustat to darbepoetin alfa in change of average hemoglobin from baseline was confirmed as the lower bound of the 95% CI (-0.18, 0.15) of the treatment difference was greater than the pre-specified non-inferiority margin (-0.75 g/dL).

The hemoglobin maintenance rate (defined as the proportion of patients who achieved an average target hemoglobin level between 10.0 and 12.0 g/dL during Weeks 18 to 24) was 79% in roxadustat-treated patients and 83% in patients in the darbepoetin alfa arm. The hemoglobin maintenance rate of patients with at least one hemoglobin value during Weeks 18-24 was 95% in the roxadustat arm and 91% in the darbepetin alfa arm. Among patients taking roxadustat, serum iron, ferritin, and TSAT were clinically stable; and transferrin and TIBC increased through Week 4 and then remained stable. No remarkable changes in iron parameters occurred with darbepoetin alfa.

Roxadustat was well tolerated in this study, and the safety profile of roxadustat was consistent with that observed in previous studies both in dialysis and non-dialysis patients.

Phase 3 Study 1517-CL-0302: Open-Label Study in Peritoneal Dialysis Patients

In 2017, Astellas and FibroGen reported results from Astellas’ multi-center, open-label Phase 3 study of roxadustat in peritoneal dialysis CKD patients with anemia. This 24-week study enrolled a total of 56 peritoneal dialysis patients, of whom 43 patients had previously received ESAs (ESA-conversion patients), and 13 patients had not previously received ESAs (ESA-naïve patients). Roxadustat was well tolerated and shown to correct hemoglobin levels in ESA-naïve patients and maintain hemoglobin levels within the target range in both ESA-conversion patients and ESA-naïve patients.

The hemoglobin maintenance rate (defined as the proportion of patients who achieved an average target hemoglobin level between 10.0 and 12.0 g/dL during Weeks 18 to 24) was 92% in ESA-naïve patients and 74% in ESA-conversion patients. The hemoglobin maintenance rate of patients with at least one hemoglobin value during Weeks 18 to 24 was 92% in ESA-naïve patients and 87% in ESA-conversion patients. The mean of average hemoglobin levels reached during Weeks 18 to 24 was 11.05 g/dL in ESA-naïve patients and 10.93 g/dL in ESA-conversion patients. The mean change in hemoglobin from baseline to the average during Weeks 18 to 24 was 1.69 g/dL in ESA-naïve patients and 0.14 g/dL in ESA-conversion patients. The preliminary safety analysis for this trial is consistent with the safety profile of roxadustat in previous clinical trials.

Phase 3 Study 1517-CL-0308: Open-Label Study in ESA-Naïve Hemodialysis Patients

In 2018, Astellas completed its 24-week long multi-center, open-label, randomized, non-comparator Phase 3 study of roxadustat in 75 CKD ESA-naïve hemodialysis patients with anemia. The hemoglobin response rate at the end of treatment (defined as the proportion of patients who achieved a hemoglobin level ≥10.0 g/dL and a hemoglobin increase from baseline ≥ 1.0 g/dL) was 86.5% in patients randomized to a starting dose of 50 mg of roxadustat, and 89.2% in patients randomized to a starting dose of 70 mg of roxadustat.

Roxadustat was well tolerated in this study, and the results were consistent with the roxadustat safety profile observed to date.

Phase 3 Study 1517-CL-0312: Open-Label ESA-Conversion Study in Hemodialysis

In 2018, Astellas completed its 52-week, multi-center, open-label, non-comparator Phase 3 study of roxadustat in 164 CKD hemodialysis patients with anemia. This study was an ESA-conversion study. The hemoglobin maintenance rate (defined as the proportion of patients who achieved an average target hemoglobin level between 10.0 and 12.0 g/dL) was 79.1% during Weeks 18 to 24, and 71.2 % during Weeks 46 to 52.

Roxadustat was well tolerated in this study, and the results were consistent with the roxadustat safety profile observed to date.

Non-Dialysis-Dependent CKD Patients in Japan

Our partner Astellas has completed ASP-1517-314, one of the two non-dialysis CKD Phase 3 studies for Japan. The two studies are expected to serve as a basis for a supplemental NDA for the treatment of anemia in non-dialysis CKD patients.

Status with Regulatory Agencies

China

Roxadustat received NDA approval in December 2018 from the NMPA for the treatment of anemia caused by CKD in dialysis patients. In doing so, China became the first in-world approval country for a first-in-class (HIF-PH inhibitor) drug. We expect CKD non-dialysis patients to be added to the roxadustat label in mid-2019 pending scheduling and completion of the standard Phase 3 clinical site inspections by the CFDI.

Japan

In September 2018, Astellas submitted an NDA on roxadustat for the treatment of anemia in CKD patients on dialysis. Astellas plans to submit an NDA for anemia for CKD patients not on dialysis upon completion of both non-dialysis CKD Phase 3 studies in Japan.

U.S. and Europe

In conjunction with our collaboration partners, we have completed the Phase 3 trials of roxadustat intended to support marketing authorization applications in the U.S. and EU for the treatment of anemia in CKD. We and our partners are in the process of preparing an NDA for submission to the FDA and an MAA for submission to the EMA in 2019.

Investigational New Drug and Clinical Trial Applications

Roxadustat is being studied under one Investigational New Drug Application (“IND”), and several Clinical Trial Applications (“CTAs”), all with a specified indication of treatment of anemia in CKD. We originally submitted the IND in the U.S. to the FDA in April 2006. Our collaboration partner, Astellas, submitted the CTA in Japan with the PMDA in June 2009. We and our collaboration partners Astellas and AstraZeneca have also submitted CTAs in Europe, Latin America, Canada, Russia, and Asia, beginning in 2013.

For the treatment of anemia in MDS patients, we have submitted an IND to the FDA in the U.S. with CTAs in Asia, Europe, and CTA to the NMPA in China in 2017.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

Based on roxadustat’s mechanism of action and safety and efficacy profile to date, we believe it has the potential to treat anemia associated with many other conditions, including MDS.

Background of Anemia in MDS

MDS are a group of rare disorders characterized by poorly formed or dysfunctional blood cells in the bone marrow, leading to anemia in most cases. Anemia, a serious medical condition, is associated with increased risks of hospitalization, cardiovascular complications, need for blood transfusions, exacerbation of other serious medical conditions, and death, and frequently leads to significant fatigue, cognitive dysfunction, and decreased quality of life.

MDS is regarded as the most prevalent form of acquired bone marrow failure syndrome in adults. However, the incidence and prevalence of MDS are not yet well understood, and may be greatly underestimated, possibly due to under reporting and under diagnosis. MDS diagnosis became reportable under the World Health Organization oncology classification system only in 2001. The

National Cancer Institute estimates approximately 4.9/100,000 people in the U.S. were diagnosed with MDS annually from 2007 to 2011, an increase from 3.3/100,000 annually for 2001 to 2003.

The incidence rate of MDS increases in older populations to 30.2/100,000 people among those 70 and 79 years of age, and further to 59.8/100,000 among those 80 years of age and older. The population-based registries are believed to have underestimated the incidence of MDS due to under diagnosis. It has been reported, using Medicare billing claims data, that the incidence of MDS in patients aged 65 years and older was approximately 162/100,000 as of 2003. The prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more MDS therapies become available and patients are living longer with MDS.

In China, the incidence of MDS has been estimated to be 1.51/100,000 in the adult population. This lower rate (relative to other major markets such as the U.S., Western Europe, and Japan) may be due to under diagnosis.

Anemia is the most common clinical presentation in MDS, leading to red blood cell transfusions and related risks such as iron overload and significant impairment of the quality of life in affected patients. Dependency on red blood cell transfusions is associated with shorter life expectancy in patients with MDS.

Limitations of the Current Standard of Care for MDS and Anemia Associated with MDS

As a bone marrow disorder MDS patients often rely on repeated blood transfusions. Currently, there is no drug approved for the treatment of anemia in MDS patients in China or in the U.S., and transfusions are not readily accessible in China due to limited blood supply.

Stem cell transplantation is the only treatment that can cure MDS, but is available to only a small fraction of higher risk young MDS patients who are eligible for bone marrow transplant. For these patients, treatment is often delayed until the disease progresses because of the known risks associated with transplantation and low success rates. This treatment option is unavailable to the majority of MDS patients who are older or who are deemed low risk.

There are limited approved pharmacologic treatments for MDS. The FDA-approved treatments for MDS include the aza‑nucleosides (HMA) 5-azacitidine and decitabine which are typically used for treating intermediate or higher risk patients (based on the International Prognostic Scoring System). Further, these therapies are not approved for lower risk MDS patients because of their significant undesirable effects on bone marrow. These hypomethylating agents can achieve remission in a minority of the treated patients for a short duration of time before progression to acute myeloid leukemia, and are associated with significant levels of neutropenia and thrombocytopenia on top of those caused by the underlying disease. Revlimid® (lenalidomide) is approved in the U.S. and in the EU only for treating MDS patients with 5q (del), a condition present in only 7% to 15% of MDS patients in whom a region of DNA has been deleted on one of the pair of chromosome 5 in the patient’s immature red blood cells. With a 61% to 67% responder rate in this sub-population, treatment with lenalidomide is associated with significant side effects such as neutropenia (55% to 75%) and thrombocytopenia (41% to 44%).

While there are no approved therapies for anemia of MDS in the U.S., treatment guidelines recommend the use of ESAs to address anemia in lower risk MDS patients that have a low EPO level. ESA doses used for MDS anemia are generally five times the doses typically used for treating anemia in CKD patients, and the response rates are as low as 20% to 32% in lower risk MDS patients. The low response rate and high ESA doses typical in MDS are primarily due to inflammation, which contributes to ESA-resistance and elevated hepcidin levels, functional iron deficiency, and the underlying progressive dysfunction of the bone marrow. Patients who initially respond to ESAs generally will develop resistance as their MDS progresses and become dependent on blood transfusions.

Red blood cell transfusion is generally reserved for severe anemia in MDS patients. In the U.S., red blood cell transfusions are usually used when Hb <9.0 g/dL or lower. However, in China, the hemoglobin threshold for red blood cell transfusion is as low as <6.0 g/dL in MDS patients due to limited blood supply. Frequent red blood cell transfusions impose both financial and time burdens on patients and payors since frequent visits to the hospital for blood tests and transfusions are required. More importantly, transfusions are associated with risk of development of alloantibodies, which is related to the number of prior transfusions, and the transmission of infectious agents, a particular concern in MDS patients who may have neutropenia and compromised immune systems. Most notably, chronic red blood cell transfusions result in iron overload where iron can damage the heart, liver and other organs, as well as have a negative impact on clonal evolution and on hematopoietic stem cell therapy outcome. Iron overload from red blood cell transfusions is thought to be inhibitory on erythropoiesis and excess iron impacts hepcidin regulation causing a self-reinforcing feedback loop on erythropoiesis. For these reasons, patients with iron overload are treated with iron chelating agent in an attempt to reduce iron toxicity, but gastrointestinal and renal side effects lead to one‑year discontinuation rate of iron chelator as high as 49%. Given these risk factors, red blood cell transfusion dependency is a strong non-favorable prognostic factor for survival of MDS patients.

The disease burden of anemia in MDS is high. Severe anemia interferes with the quality of life of patients and their ability to work, in addition to damaging other organ systems due to insufficient oxygen delivery to tissues. When red blood cell transfusions become necessary to sustain bodily functions, the risk of transfusion-related complications can further threaten MDS patients’ lives and well-being.

Our Solution

We believe there is a significant need for a safer, more effective, and more convenient approach to address anemia in patients with lower-risk MDS. Roxadustat, our orally administered small molecule HIF-PH inhibitor, stimulates the body’s natural mechanism of red blood cell production and iron hemostasis based on cellular-level oxygen-sensing and iron-regulation mechanisms. Roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of red blood cell progenitors, an increase in the body’s production of endogenous EPO, and an increase in iron availability for hemoglobin synthesis. Moreover, in anemia of CKD, roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by C-reactive protein, where ESAs have shown limited effect. We believe that we may be able to replicate this result in MDS anemia patients, where it is not uncommon for patients to present with autoimmune and inflammatory conditions.

Clinical Development of Roxadustat in MDS

We are conducting a Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS in the U.S. and Europe. This is a multi-center Phase 3 study in transfusion-dependent, lower risk MDS patients with up to 24 patients in the open-label, lead-in portion of the trial, followed by the 160-patient randomized, double-blind, placebo-controlled part of the study, in which subjects will be randomized 3:2 to receive roxadustat or placebo three-times-weekly for 28 weeks, with safety extension to one year. The primary endpoint is the proportion of patients who achieve transfusion independence.

In China, we are conducting a Phase 2/3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower risk MDS patients with anemia. The initial open-label portion of the study will enroll up to 40 patients, followed by135 patients planned for the randomized, double-blind, placebo-controlled Phase 3 portion of the study, in which subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

We plan on reporting data from the open-label components of both MDS studies in 2019, and after review of the U.S. open-label data, we and our partners will advance to the double-blind portion of the U.S. transfusion-dependent Phase 3 MDS study.

HIF-PH Inhibitor Platform

We have been a world leader in prolyl hydroxylase inhibition since the mid-nineties. Over the past two decades, we have built a robust drug discovery platform based on our deep understanding of the inhibition of prolyl hydroxylase enzymes using small molecules. Our platform is supported by internal proprietary research and numerous academic collaborations, including a long-standing funded collaboration with a research group at the University of Oulu, Finland, headed for many years by our scientific co-founder, Kari I. Kivirikko, M.D., Ph.D. Dr. Kivirikko is one of the world’s leading experts in collagen prolyl hydroxylases, and he remains an advisor to us.

Prior to the discovery of HIF regulation by prolyl hydroxylase activity, we acquired compound collections from several pharmaceutical companies and assembled a diverse library of prolyl hydroxylase inhibitors to target collagen prolyl hydroxylase enzymes for fibrosis. Consequently, we were particularly well positioned to rapidly generate proof-of-concept for a number of aspects of HIF biology, and to direct medicinal chemistry efforts towards increasing potency and selectivity for the newly identified HIF-PH enzymes.

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

The strength of our platform capitalizes on these internal discoveries, as well as some of the complexities of HIF biology that we and the scientific community have uncovered over the past decades. There are at least three different HIF-PH enzymes that are known to regulate the stability of HIF — these enzymes are commonly referred to in the scientific literature as PHD1, PHD2 and PHD3. Studies of genetically modified mice, in which the individual HIF-PH enzymes have been deleted, have revealed that PHD2 plays a major role in the regulation of erythropoiesis by HIF. In contrast, PHD1 and PHD3 appear to play less important roles in HIF-mediated erythropoiesis, but instead have been implicated in other important biological pathways.

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

PAMREVLUMAB FOR THE TREATMENT OF FIBROSIS AND CANCER

We were founded to discover and develop therapeutics for fibrosis and began studying CTGF shortly after its discovery. Our accumulated discovery research efforts indicate that CTGF is a critical common element in the progression of serious diseases associated with fibrosis.

From our library of human monoclonal antibodies that bind to different parts of the CTGF protein and block various aspects of CTGF biological activity, we selected pamrevlumab, for which we have exclusive worldwide rights. We believe that pamrevlumab blocks CTGF and inhibits its central role in causing diseases associated with fibrosis. Our data to date indicate that pamrevlumab is a promising and highly differentiated product candidate with broad potential to treat a number of fibrotic diseases and cancers.

We are currently conducting Phase 2 trials in pancreatic cancer and DMD and plan on initiating Phase 3 studies in pancreatic cancer and IPF in the second quarter of 2019. We have reported results from our Phase 2 trials in IPF and pancreatic cancer, and plan on initiating our Phase 3 studies in pancreatic cancer and IPF in the second quarter of 2019. Pamrevlumab has received orphan drug designation for IPF and Fast Track designation for the treatment of both IPF patients and patients with locally advanced unresectable pancreatic cancer from the FDA.

Overview of Fibrosis

Fibrosis is an aberrant response of the body to tissue injury that may be caused by trauma, inflammation, infection, cell injury, or cancer. The normal response to injury involves the activation of cells that produce collagen and other components of the extracellular matrix (“ECM”) that are part of the healing process. This healing process helps to fill in tissue voids created by the injury or damage, segregate infections or cancer, and provide strength to the recovering tissue. Under normal circumstances, where the cause of the tissue injury is limited, the scarring process is self-limited and the scar resolves to approximate normal tissue architecture. However, in certain disease states, this process is prolonged and excessive and results in progressive tissue scarring, or fibrosis, which can cause organ dysfunction and failure as well as, in the case of certain cancers, promote cancer progression.

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

Until recently, it was believed that fibrosis was an irreversible process. It is now generally understood that the process is dynamic and potentially amenable to reversal. Based on studies in animal models of fibrosis of the liver, kidney, muscle and cardiovascular system, it has been shown that fibrosis can be reversed. It has also been demonstrated in humans that fibrosis caused by hepatitis virus can be reversed (Chang et al. Hepatology (2010)). Additionally, we have generated data in human and animal studies that lung fibrosis progression can be slowed, arrested, or possibly reversed in some instances upon treatment with pamrevlumab. We do not believe that there is clinical evidence that therapies currently on the market directly prevent or reverse fibrosis in IPF.

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

There are currently two therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib. The approvals and subsequent launches of pirfenidone and nintedanib have clearly shown the commercial potential in IPF. Hoffmann-La Roche (“Roche”) reported worldwide sales of pirfenidone for 2017 of approximately $930 million, and approximately $1.01 billion for 2018. Similarly, Boehringer Ingelheim Pharma GmbH & Co. KG (“Boehringer Ingelheim”) reported total sales of approximately $1.03 billion for nintedanib in 2017, and approximately $643 million in the first half of 2018.

In clinical trials, we have used advanced medical imaging technology to quantify changes in fibrosis throughout the lungs. Our data to date using these measures demonstrate that pamrevlumab may stabilize and in some instances reverse pulmonary fibrosis (as measured by HRCT) and improve pulmonary function in IPF patients.

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trial of Pamrevlumab in IPF

We plan to begin enrolling our double-blind, placebo-controlled Phase 3 trial of pamrevlumab in the second quarter of 2019. The trial will randomize (3:2) approximately 500 IPF patients (who are not being treated during the study with approved therapies) to either pamrevlumab or placebo. This study is powered to meet the FDA requirement of a highly statistically-significant result in the primary efficacy endpoint of change from baseline in forced vital capacity (“FVC”). Secondary endpoints will include clinical outcomes of disease progression, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

Study 067 – Randomized, Double-Blind, Placebo-Controlled Phase 2 Trial of Pamrevlumab in IPF

In August 2017, we reported positive topline results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial (Study 067) designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF (baseline FVC percentage predicted of 55%), as well as topline results from two sub-studies that were added to evaluate the safety of combining pamrevlumab with recently approved IPF therapies.

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

In this study, we measured change in quantitative lung fibrosis from baseline to Week 24 and Week 48 using quantitative HRCT. The pamrevlumab arm achieved a statistically significant reduction in the rate of progression of lung fibrosis compared to placebo using HRCT to measure quantitative lung fibrosis (“QLF”). The change in QLF volume from baseline to Week 24 for pamrevlumab-treated patients was 24.8 ml vs. 86.4 ml for placebo, with a treatment difference of -61.6 ml, p=0.009. The change in QLF volume from baseline to 48 weeks was 75.4 ml in pamrevlumab-treated patients vs. 151.5 ml in patients on placebo, with a treatment difference of -76.2 ml, p=0.038.

As in our previous open label Phase 2 study, a correlation between FVC percent predicted and quantitative lung fibrosis was confirmed at both Week 24 and 48 in this study.

We are not aware of any other IPF therapies that have shown a statistically significant effect on lung fibrosis as measured by quantitative HRCT analysis.

The treatment effects of pamrevlumab were demonstrated not only on change in FVC, a measure of pulmonary function and IPF disease progression, and change in fibrosis using quantitative HRCT, but pamrevlumab-treated patients also showed a trend of clinically meaningful improvement in a measure of health-related quality of life using the St. George’s Respiratory Questionnaire (SGRQ) vs. a reduction in quality of life seen in placebo patients over the 48 weeks of treatment. The SGRQ quality of life measurement has been validated in chronic obstructive pulmonary disease. In the patients that were evaluated by the UCSD Shortness of Breath Questionnaire, pamrevlumab-treated patients had a significant attenuation of their worsening dyspnea in comparison to placebo.

Pamrevlumab was well-tolerated in the placebo-controlled study. The TEAEs were comparable between the pamrevlumab and placebo arms and the adverse events in the pamrevlumab arm were consistent with the known safety profile of pamrevlumab. In this study, as compared with the placebo group, fewer pamrevlumab patients were hospitalized, following an IPF-related or respiratory TEAE, or died for any reason.

The double-blind, active-controlled combination sub-studies were designed to assess the safety of combining pamrevlumab with standard of care medication in IPF patients. Study subjects were on stable doses of pirfenidone or nintedanib for at least three months and were randomized 2:1 to receive 30 mg/kg of pamrevlumab or placebo every three weeks for 24 weeks. Thirty-six patients were enrolled in the pirfenidone sub-study and 21 patients were enrolled in the nintedanib sub-study. Pamrevlumab appeared to be well-tolerated when given in combination with either pirfenidone or nintedanib.

Study 049 – Open-Label Phase 2 Trial of Pamrevlumab in IPF

We completed an open-label extension of Study 049, a Phase 2 open-label, dose-escalation study to evaluate the safety, tolerability, and efficacy of pamrevlumab in 89 patients with IPF. During the initial one-year treatment period, pamrevlumab was administered at a dose of 15 mg/kg in Cohort 1 (53 patients) and 30 mg/kg in Cohort 2 (36 patients) by IV infusion every three weeks for 45 weeks. After 45 weeks of dosing, subjects whose FVC declined less than predicted were allowed to continue dosing in an extension study until they had disease progression. Nineteen patients from Cohort 1 (35.8%) and 18 patients from Cohort 2 (50.0%) entered the extension study. Efficacy endpoints were pulmonary function assessments, extent of pulmonary fibrosis as measured by quantitative imaging and measures of health-related quality of life. We presented data from our open-label Phase 2 IPF extension study (049) at the International Colloquium on Lung and Airway Fibrosis in November 2016, reporting that no safety issues were observed during prolonged treatment with pamrevlumab. Some of the 37 patients who enrolled in the extension study were treated with pamrevlumab for up to five years. Trends regarding improved or stable pulmonary function and stable fibrosis observed during the initial one-year study were also observed in the extension study.

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

The table below provides a summary of the observed quantitative change in fibrosis for mild to moderate patients in Cohorts 1 and 2 as measured by quantitative HRCT. Twenty-four percent of these patients had improved fibrosis at Week 48. We believe that this is the first trial to demonstrate a reversal of fibrosis (as measured by HRCT) in a subset of IPF patients. Stable fibrosis has been considered the only achievable favorable outcome in IPF. The table below sets forth the number of patients who showed stable or improved fibrosis at Weeks 24 and 48 compared to the amount of fibrosis at the start of the trial.

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

 As we observed in our randomized, double-blind, placebo-controlled Phase 2 clinical trial (Study 067), fibrosis improvement or stabilization in patients with mild to moderate disease as measured as reticular fibrosis by quantitative HRCT correlated with improvement or stabilization of pulmonary function measured by FVC (p<0.0001; r=-0.59 Cohorts 1 and 2 combined). The figure below shows FVC changes up to Week 48 for mild to moderate patients with stable or improved fibrosis (as measured by HRCT) vs. patients with worsening fibrosis. Patients with stable or improved fibrosis showed improved pulmonary function, on average, which was significantly different or better than patients with worsening fibrosis who showed a substantial decline in FVC (p= 0.0001, Cohorts 1 and 2 combined). Patients with worsening fibrosis had pulmonary function that was similar to the annual decline in pulmonary function for typical IPF patients.

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

Pancreatic Cancer

Understanding Pancreatic Cancer and the Limitations of Current Therapies

Certain solid malignant tumors have a prominent fibrosis component consisting mostly of ECM that contributes to metastasis and progressive disease. ECM is the connective tissue framework of an organ or tissue.

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the third leading cause of cancer deaths in the U.S. According to the Europe Commission’s European Cancer Information System, there were 100,005 new cases of pancreatic cancer and 95,373 deaths from pancreatic cancer in the EU projected for 2018. The National Cancer Center of Japan estimated that there were 36,239 new cases of pancreatic cancer in 2014, increased from 24,442 cases in 2004. In its report of December 2017, Decision Resources Group estimated that the major market sales (U.S., EU5 and Japan) of pancreatic cancer drugs will grow from $1.3 billion in 2016 to approximately $3.7 billion in 2026. According to the U.S. National Cancer Institute, in 2018, there were approximately 55,000 new cases of pancreatic cancer projected in the U.S. Fifty percent of new cases are metastatic. Another 15-20% have localized resectable tumors. The remaining 30-35% have localized but unresectable tumors.

For those with non-resectable tumors, median survival is eight to 12 months post-diagnosis, and about 8% realize five years of survival; similar to metastatic cases. For those with resectable tumors, 50% survive 17 to 27 months post-diagnosis and ~20% report five-year survival.

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

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trial of Pamrevlumab in Locally Advanced, Unresectable Pancreatic Cancer

We plan to begin enrolling a double-blind placebo controlled Phase 3 trial of pamrevlumab as a neoadjuvant therapy for pancreatic cancer in the second quarter of 2019. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab, in combination with gemcitabine and nab-paclitaxel, or chemotherapy with placebo. After completion of the 6-month treatment period, if the results show an improved resection rate in the pamrevlumab arm, we may request a meeting with the FDA to discuss the adequacy of these results to support a marketing application under the provisions of accelerated approval. After this interim assessment of resection rates, the study will continue to collect data on overall survival, the primary endpoint.

Study 069 – Randomized, Open-Label, Active-Controlled Phase 1/2 Trial of Pamrevlumab in Locally Advanced Pancreatic Cancer

We continue to follow patients in our ongoing open-label, randomized (2:1) Phase 1/2 trial (FGC004C-3019-069) of pamrevlumab combined with gemcitabine plus nab-paclitaxel chemotherapy vs. the chemotherapy regimen alone in patients with inoperable locally advanced pancreatic cancer that has not been previously treated. We enrolled 37 patients in this study and completed the six-month treatment period and surgical assessment at the end of 2017. The overall goal of the trial is to determine whether the pamrevlumab combination can convert inoperable pancreatic cancer to operable, or resectable, cancer. Tumor removal is the only chance for cure of pancreatic cancer, but only approximately 15% to 20% of patients are eligible for surgery.

We reported updated results from this ongoing study at the American Society of Clinical Oncology Annual Meeting in June 2018. A higher proportion (70.8%) of pamrevlumab-treated patients whose tumors were previously considered unresectable became eligible for surgical exploration than patients who received chemotherapy alone (15.4%), based on pre-specified eligibility criteria at the end of 6 months of treatment. Furthermore, a higher proportion of pamrevlumab-treated patients (33.3%) achieved surgical resection than those who received chemotherapy alone (7.7%).

In addition, this data showed improved overall survival among patients who were resected vs. not resected (NE vs. 18.56 months, p-value=0.0141) and a trend toward improved overall survival in patients eligible for surgery vs. patients who were not (27.73 vs. 18.40 months, p-value=0.0766). No increase in serious adverse events was observed in the pamrevlumab arm and no delay in wound healing was observed post-surgery.

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

Seventy-five patients were enrolled in this study with 66 (88%) having stage 4 metastatic cancer. The study demonstrated a dose-related increase in survival. At the lowest doses, no patients survived for even one year while at the highest doses up to 31% of patients survived one year.

Effect of Pamrevlumab Dose on One Year Survival in Pancreatic Cancer

*	QW = weekly; Q2W = two times per week

A post-hoc analysis found that there was a significant relationship between survival and trough levels of plasma pamrevlumab measured immediately before the second dose (Cmin), as illustrated below. Cmin greater than or equal to 150 µg/mL was associated with significantly improved progression-free survival (p=0.01) and overall survival (p=0.03) vs. those patients with Cmin less than 150 µg/mL. For patients with Cmin >150 µg/mL median survival was 9.0 months compared to median survival of 4.4 months for patients with Cmin <150 µg/mL. Similarly, 34.2% of patients with Cmin >150 µg/mL survived for longer than one year compared to 10.8% for patients with Cmin <150 µg/mL. These data suggest that sufficient blockade of CTGF requires pamrevlumab threshold blood levels of approximately 150 µg/mL in order to improve survival in patients with advanced pancreatic cancer.

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

Pamrevlumab for Duchenne Muscular Dystrophy

Understanding DMD and the Limitations of Current Therapies

In the U.S., approximately one in every 5,000 boys have DMD, and approximately 20,000 children are diagnosed with DMD globally each year. There are currently no approved disease-modifying treatments. Despite taking steroids to mitigate progressive muscle loss, a majority of children with DMD are non-ambulatory by adolescence, and median survival is age 25.

DMD is an inherited disorder of one of the dystrophin genes resulting in absence of the dystrophin protein and abnormal muscle structure and function, leading to progressively diminished mobility as well as pulmonary function and cardiac function which result in early death. Constant myofiber breakdown results in persistent activation of myofibroblasts and altered production of ECM resulting in extensive fibrosis in skeletal muscles of DMD patients. Desguerre et al. (2009) showed that muscle fibrosis was the only myo-pathologic parameter that significantly correlated with poor motor outcome as assessed by quadriceps muscle strength, manual muscle testing of upper and lower limbs, and age at ambulation loss. Numerous pre-clinical studies including those in the mdx model of DMD suggest that CTGF contributes to the process by which muscle is replaced by fibrosis and fat and that CTGF may also impair muscle cell differentiation during muscle repair after injury.

Clinical Development of Pamrevlumab for DMD

All 21 non-ambulatory patients from our fully enrolled Phase 2 trial will have completed at least their first year of treatment in March 2019. Some patients from this study have been on treatment for over three years. The primary endpoint is change in pulmonary function as measured by change in FVC, percent predicted, from baseline. Other endpoints include muscle function, as measured by an upper limb muscle test, and measurement of cardiac function (ejection fraction measured by magnetic resonance imaging).

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

Market Opportunity

Approximately 48,000 corneal grafts were performed in the U.S. in 2017 using tissue from human cadavers. In contrast, while there are approximately four to five million patients in China with corneal blindness and an incidence of 200,000 cases of corneal blindness each year, there were only approximately 10,000 to 12,000 corneal grafts performed in China in 2017 using tissue from human cadavers. We believe the number of corneal grafts using cadaver tissue in China may decrease significantly due to recent changes in government policy.

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

Clinical Testing of FG-5200

An initial clinical study outside of China has been conducted to test the safety and feasibility of using a biosynthetic implant composed of our recombinant human collagen, and substantially similar to FG-5200, for the treatment of severe corneal damage as an alternative to human donor tissue. Ten patients with advanced keratoconus, or severe corneal scarring, were implanted with the recombinant collagen implants and have been followed for more than five years. Two-year follow-up data were reported in Science Translational Medicine (Fagerholm et al., (2010)) and four-year follow-up data were reported in Biomaterials (Fagerholm et al., Biomaterials (2014)). The patients showed excellent tolerance of the implant, with no recruitment of inflammatory dendritic cells into the biosynthetic implant area and no episodes of rejection (one episode of rejection was seen in the cadaver graft control group). Further, patients had a four-year mean corrected visual acuity of 20/54 and gained an average of more than five Snellen lines of vision on an eye chart. Nerve re-growth and touch sensitivity was closer to that of healthy corneas and significantly better than that seen with cadaver corneas with no need for long term immunosuppressive therapy.

FG-5200 Strategy

In January 2016, our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) received the NMPA’s written notice of classification of our FG-5200 corneal implant as a Domestic Class III medical device. This allows FibroGen to develop, and if approved, to market FG-5200 corneal implants fabricated in China without any prior reference approval outside of China.

We currently plan to manufacture FG-5200 preclinical and clinical trial material in our aseptic good manufacturing practices production suite located at our Beijing manufacturing plant. We completed the process technology transfer and the registration campaign in 2017. Materials from this campaign are being used in preclinical studies that are now complete. We expect to file a CTA for a pivotal clinical trial after final results of the preclinical studies and discussion with the NMPA.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones, and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. During the second quarter of 2018, Astellas reported positive results from the final phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas was ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018, which triggered $15.0 million milestone payment substantially all of which was recognized as revenue during the year ended December 31, 2018 from performance obligations satisfied or partially satisfied. The aggregate amount of such consideration received, including development cost reimbursement and product sales-related payments, through December 31, 2018 totals $487.6 million.

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

In 2015, we reached the $116.5 million cap on our initial funding obligations (under which we shared 50% of the initial development costs), therefore all future development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China will be paid by Astellas and AstraZeneca.

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

Under the AstraZeneca agreements, we receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones, and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. During the second quarter of 2016, we received an upfront payment of $62.0 million time based development milestone. On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen China”), received marketing authorization from the NMPA for roxadustat, a first-in-class hypoxia-inducible factor prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to us by AstraZeneca. On December 29, 2018, FibroGen China received the First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to us by AstraZeneca. Approximately $9.9 million of the total $12.0 million milestone payables was recognized as revenue during the fourth quarter of 2018 from performance obligations satisfied or partially satisfied. The aggregate amount of such consideration, including development cost reimbursement and product sales-related payments, received through December 31, 2018 totals 432.2 million.

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

Additional Information Related to Collaboration Agreements

Of the $1,113.5 million in development and regulatory milestones payable in the aggregate under our Astellas and AstraZeneca collaboration agreements, $425.0 million is payable upon achievement of milestones relating to the submission and approval of roxadustat in dialysis and non-dialysis CKD populations in the U.S. and Europe.

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

We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

If either of our lead product candidates is approved, they will compete with currently marketed products, and product candidates that may be approved for marketing in the future, for treatment of the following indications:

Roxadustat — Anemia in CKD

If roxadustat is approved for the treatment of anemia in patients with CKD and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN® marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson, Inc. and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Roche outside the U.S. and by Vifor Pharma (“Vifor”), a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of dialysis patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patients segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, who are currently developing HIF-PH inhibitors for anemia in CKD indications. Akebia is currently conducting Phase 3 studies in CKD patients on dialysis and not on dialysis, as well as additional Phase 1 and Phase 2 studies. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, started a Japan Phase 3 development program in November 2017. GSK is also conducting global Phase 3 studies in in CKD patients on dialysis and not on dialysis as well as Japan Phase 3 studies. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco is also conducting Phase 3 studies in in CKD patients on dialysis and not on dialysis in Japan only. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma, Inc., in partnership with Celgene Corporation, is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the EMA and FDA for these indications. We may face competition for patient recruitment and enrollment for clinical trials and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the NMPA to conduct trials in China to support its ex-China regulatory filings, as well as Guandong Dongyangguang Pharmaceutical Co., Ltd, a domestic Chinese company, which was permitted by the NMPA to conduct clinical trials for CKD anemia patients both on and not on dialysis. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan on beginning a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The first biosimilar ESA, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit and the potential addition of other biosimilar ESAs currently under development may alter the competitive and pricing landscape of anemia therapy in CKD patients on dialysis under the ESRD bundle. The patents for Amgen’s EPOGEN® (epoetin alfa) expired in 2004 in the EU, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and may file a biosimilar Biologics License Application (“BLA”) in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to approximately 70% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita recently entered into a new six-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, following which Fresenius is providing Roche’s ESA Mircera® to a significant portion of its U.S. dialysis patients. Successful penetration in this market may require a significant agreement with Fresenius or DaVita, on favorable terms and on a timely basis.

Pamrevlumab

We are currently in Phase 2 development of pamrevlumab to treat DMD, and are initiating Phase 3 development of pamrevlumab in IPF and pancreatic cancer. Most of our competitors have significantly more resources and expertise in development, commercialization and manufacturing, particularly due to the fact that we have not yet established a co-development partnership for pamrevlumab. For example, both Roche and Boehringer Ingelheim, which market products for the treatment of IPF in the U.S., have successfully developed and commercialized drugs in various indications and have built sales organizations that we do not currently have; both have more resources and more established relationships when competing with us for patient recruitment and enrollment for clinical trials or, if we are approved, in the market.

Idiopathic Pulmonary Fibrosis

If approved to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim’s Ofev® (nintedanib). We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis, and thus stabilize or improve lung function in IPF patients, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from a product they are already familiar with. We may also face competition from potential new IPF therapies.

Pamrevlumab is an injectable protein, which may be more expensive and less convenient than small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Biogen-Idec’s BG-00011, Galapagos NV’s GLPG1690, Kadmon Holdings, Inc.’s KD025, Prometic Life Sciences Inc.’s PBI-4050, and Promedior, Inc.’s PRM-151.

Pancreatic Cancer

We are developing pamrevlumab to be used in combination with Abraxane® (nab-paclitaxel) and gemcitabine in pancreatic cancer. Celgene’s Abraxane was launched in the U.S. and Europe in 2013 and 2014, respectively, and was the first drug approved in this disease in nearly a decade. In 2015, Merrimack Pharmaceuticals Inc. (“Merrimack”) received FDA approval for the use of ONIVYDE (irinotecan liposome injection, now licensed to Eli Lilly) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, and the combination therapy with Abraxane and gemcitabine became the first-line standard of care in these patients. As treatments for pancreatic cancer have shown limited success to date, combination therapies are expected, but the incremental cost may slow a new product adoption in the market, at least until the generic versions of Abraxane becomes available. In addition, we may also face competition from other agents seeking approval in conjunction with gemcitabine and Abraxane for patient recruitment and enrollment in our clinical trials, and potentially in commercialization. NewLink Genetics Corporation’s indoximod and Merrimack’s istiratumab are examples.

Duchenne Muscular Dystrophy

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that were recently approved in major markets such as the U.S., EU, and Japan.

On September 19, 2016, the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51® (eteplirsen). This was the first drug approved to treat DMD. Exondys 51® is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping therapy. This mutation represents a subset of approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018.

On February 9, 2017, the FDA approved Marathon Pharmaceuticals’ (“Marathon”) corticosteroid Emflaza® (deflazacort) for the treatment of patients five years and older with DMD. Although approved for other indications outside of the U.S., this was the first approval for deflazacort in the U.S. and the first approval in the U.S. for the use of a corticosteroid to treat DMD. On March 16, 2016, Marathon announced it had sold the commercialization rights of Emflaza® to PTC Therapeutics.

PTC Therapeutics’ product Translarna TM received a conditional approval in Europe in 2014, which was renewed in November 2016 with a request for a new randomized placebo-controlled 18-month study by the Committee for Medicinal Products for Human Use of the EMA; however, the FDA informed the sponsor in a complete response letter in October 2017, as well as in its response to PTC Therapeutics’ appeal, that the FDA is unable to approve the application in its current form. While Translarna TM targets a different set of DMD patients from those targeted by Sarepta’s Exondys 51®, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation.

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Catabasis Pharmaceuticals (“Catabasis”), Santhera Pharmaceuticals (“Santhera”) and Sarepta. Catabasis’ edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent in a Phase 2 study, and is currently undergoing Phase 3 development. Sarepta’s golodirsen, a new exon skipping agent, is also currently in Phase 3 development. Santhera’s Raxone®/Catena® (idebenone) for treatment of DMD has been rejected by the EMA, and the FDA requested additional clinical data from the Phase 3 trial currently ongoing in the U.S. and Europe. Santhera offers compassionate use of idebenone in patients with DMD in U.S. and UK.

MANUFACTURE AND SUPPLY

We have historically and in the future plan to continue to enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates for territories outside of China. We believe that this manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to establishing a significant internal manufacturing infrastructure, unless there is additional strategic value for establishing manufacturing capabilities, such as in China. As our product candidates proceed through development, we are discussing the timing of entry into longer term commercial supply agreements with key suppliers and manufacturers in order to meet the ongoing and planned clinical and commercial supply needs for ourselves and our partners. Our timing of entry into these agreements is based on the current development and commercialization plans for roxadustat, pamrevlumab and FG-5200.

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third party contract manufacturers. Outside of China we have used, and plan to continue to use, Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent, Inc. (“Catalent”) to manufacture roxadustat API and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally except for China, for which it manufactures an intermediate to be further manufactured by FibroGen China. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas, and China, where they are manufactured by FibroGen China. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

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

In China, our Beijing facility received the Good Manufacturing Practice (“GMP”) license for Drug Substance and Drug Product. We plan to use drug product from our FibroGen Beijing manufacturing facility for commercial supply. We expect our Cangzhou manufacturing facility to be qualified and licensed for manufacture of roxadustat API for the China market later this year. We may also qualify a third party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

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

The federal false claims laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

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

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our products will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payors. These third-party payors are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare product candidates. The market for our products and product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that our products and our product candidates will be considered cost-effective. Because coverage and reimbursement determinations are made on a payor-by-payor basis, obtaining acceptable coverage and reimbursement from one payor does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payor. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success.

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

Healthcare Reform

In the U.S. and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to directly commercialize our products. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state level that seek to reduce healthcare costs. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). The MMA imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain from non-governmental payors. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

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

Furthermore, political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental change. Initiatives to reduce the federal budget and debt and to reform healthcare coverage are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. In March 2010, PPACA was signed into law. PPACA has the potential to substantially change the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

Regulation in China

The pharmaceutical industry in China is highly regulated. The primary regulatory authority is the NMPA, including its provincial and local branches. As a developer, manufacturer and supplier of drugs, we are subject to regulation and oversight by the NMPA and its provincial and local branches. The Drug Administration Law of China provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. In addition, we are, and we will be, subject to other Chinese laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Pharmaceutical Clinical Development

A new drug must be approved by the NMPA before it can be manufactured and marketed for sale. To obtain NMPA approval, the applicant must conduct clinical trials, which must be approved by the NMPA and are subject to the NMPA’s supervision and inspection. There are four phases of clinical trials. Application for registration of new drugs requires completion of Phase 1, 2 and 3 of clinical trials, similar to the U.S. In addition, the NMPA may require the conduct of Phase 4 studies as a condition to approval.

Phase 4 studies are post-marketing studies to assess the therapeutic effectiveness of and adverse reactions to the new drug, including an evaluation of the benefits and risks, when used among the general population or specific groups, with findings used to inform adjustments to dosage, among other things.

NDA and Approval to Market

China requires approval of the NDA as well as the manufacturing facility before a drug can be marketed in China. Approval and oversight are performed at national and provincial levels of the NMPA, involve multiple agencies and consist of various stages of approval.

Under the applicable drug registration regulations, drug registration applications are divided into three different types, namely Domestic NDA, Domestic Generic Drug Application, and Imported Drug Application. Drugs fall into one of three categories, namely chemical medicine, biological product or traditional Chinese or natural medicine.

FibroGen Beijing as a domestic entity has submitted a Domestic NDA under the Domestic Class 1 designation, which refers to a new drug which has never been marketed in any country.

In order to obtain market authorization, FibroGen Beijing has submitted to the NMPA an NDA package that contains information similar to what is necessary for a U.S. NDA, including preclinical data, clinical data, technical data on API and drug product, and related stability data. The stability data has been generated from a three-batch registration campaign that was conducted at our Beijing facility, from which samples were successfully tested by the National Institutes for Food and Drug Control.

The NDA package was found acceptable to the NMPA, and FibroGen Beijing was granted a New Drug License confirming the drug as suitable for marketing in December 2018. In addition, FibroGen Beijing was granted a Manufacturing License which lists the Drug Approval Code as well as the name and address of the Manufacturing License holder. Manufacturing further requires a PPP as well as cGMP certification. In 2014, we received a PPP certifying that our manufacturing facility and manufacturing process in that facility are suitable for the manufacture of a drug for clinical or commercial purposes, but we will need to apply for another PPP for our Cangzhou manufacturing facility currently under construction. A PPP requires demonstration that the facility has: (i) legally qualified pharmaceutical and engineering professionals and necessary technical workers; (ii) the premises, facilities and hygienic environment required for drug manufacturing; (iii) institutions, personnel, instruments and equipment necessary to conduct quality control and testing for drugs to be produced; and (iv) rules and regulations to ensure the quality of drugs. The PPP is required prior to conducting the registration campaign for stability and other data for the NDA.

Shortly before NDA approval, FibroGen Beijing conducted a three-batch validation campaign, one of which was observed onsite by the NMPA. Following the successful completion of the validation campaign and associated inspection, FibroGen Beijing was granted a cGMP certification for the commercial production of roxadustat at our Beijing manufacturing facility. We plan to use drug product from our FibroGen Beijing manufacturing facility for commercial supply. We expect our Cangzhou manufacturing facility to be qualified and licensed for manufacture of roxadustat API for the China market later in 2019.

Pricing, Reimbursement, Hospital Listing, and Tendering

Please see the “Commercialization” discussion above in the section “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China.”

Device Regulation

In China, medical devices are classified into three different categories, Class I, Class II and Class III, depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Classification of a medical device is important because the class to which a medical device is assigned determines, among other things, whether a manufacturer needs to obtain a production permit and whether clinical trials are required. Classification of a medical device also determines the types of registration required and the level of regulatory authority involved in effecting the product registration. In January 2016, we received the NMPA’s (then the China Food and Drug Administration) approval of our device classification application to designate FG-5200 corneal implants as a Domestic Class III medical device. Class III devices also require product registration and are regulated by the NMPA under the strictest regulatory control.

Before a Class III medical device can be manufactured for commercial distribution, a manufacturer must effect medical device registration by proving the safety and effectiveness of the medical device to the satisfaction of respective levels of the NMPA and clinical trials are required for registration of Class III medical devices. In order to conduct a clinical trial on a Class III medical device, the NMPA requires manufacturers to apply for and obtain in advance a favorable inspection result for the device from an inspection center jointly recognized by the NMPA and the State Administration of Quality Supervision, Inspection and Quarantine. The application for clinical trials involving a Class III medical device with high risk must be approved by the NMPA before the manufacturer may begin clinical trials. A registration application for a Class III medical device must provide required pre-clinical and clinical trial data and information about the medical device and its components regarding, among other things, device design, manufacturing and labeling. The NMPA must provide the application data to the technical evaluation institute for an evaluation opinion within three working days after its acceptance of the application package and decide, within twenty business days after its receipt of the evaluation opinion, whether the application for registration is approved. However, the time for conducting any detection, expert review and hearing process, if necessary, will not be counted in the abovementioned time limit. If the NMPA requires supplemental information, the approval process may take much longer. The registration is valid for five years and application is required for renewal upon expiration of the existing registration certificate. Once a device is approved, a manufacturer must possess a production permit from the provincial level food and drug administration before manufacturing Class III medical devices.

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

In China, there is also an opportunity for data exclusivity for a period of six years for data included in an NDA applicable to a NCE. According to the Provisions for Drug Registration, the Chinese government protects undisclosed data from drug studies and prevents the approval of an application made by another company that uses the undisclosed data for the approved drug. In addition, if an approved drug manufactured in China qualifies as an innovative drug, such as Domestic Class 1, and the NMPA determines that it is appropriate to protect public health with respect to the safety and efficacy of the approved drug, the NMPA may elect to monitor such drug for up to five years. During this post-marketing observation period, the NMPA will not grant approval to another company to produce, change dosage form of or import the drug while the innovative drug is under observation. The approved manufacturer is required to provide an annual report to the regulatory department of the province, autonomous region or municipality directly under the central government where it is located. Each of the data exclusivity period and the observation period runs from the date of approval for production of the NCE or innovative drug, as the case may be.

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

We believe that roxadustat, as a new chemical entity, would be eligible for six years of data exclusivity in China. Furthermore, upon approval as a new drug, roxadustat may receive up to five years of market exclusivity under a NMPA-imposed new drug monitoring period. Refer to “Government Regulation — Regulatory Exclusivity for Approved Products — Foreign Country Data Exclusivity.”

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

Akebia and others have filed oppositions against certain European patents corresponding to some of the above-listed cases. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In the fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153. These decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of such may take two to four years or longer. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan, and invalidation actions against corresponding patents in the United Kingdom have been initiated by GSK and by Akebia. While we believe these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

Under the DFCI agreement, we are obligated to pay DFCI for past and ongoing patent prosecution expenses for the licensed patents. We are also obligated to pay DFCI annual maintenance fees, development milestone payments of up to $425,000, sales milestone payments of up to $3 million, and a sub-single-digit royalty on net sales by us or our affiliates or sublicensees of products that are covered by the licensed patents or incorporate the licensed biological materials. In addition, each sublicense we grant is subject to a one-time fixed amount payment to DFCI.

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

University of Miami

In May 1997, we entered into a license agreement with the University of Miami (the “University”), amended in July 1999, under which we obtained an exclusive, worldwide license to certain patent applications and patents for all uses. The current patent rights include U.S. and foreign patents that relate to biologically active fragments of CTGF, and corresponding nucleic acids, proteins, and antibodies, and are due to expire in 2019 and 2022, exclusive of any patent term extension or adjustment that may be available. The licensed patents relate to pamrevlumab and related products.

Under the University agreement, we are obligated to pay for all ongoing patent prosecution expenses for the licensed patents. We were also obligated to pay an upfront licensing fee of $21,500, all of which has been paid, and development milestone payments of up to $450,000, of which $50,000 has been paid, as well as an additional milestone payment, in the low hundreds of thousands of dollars, for each new indication for which we obtain approval for a licensed product, and a single digit royalty, subject to certain reductions, on net sales of licensed products by us or our affiliates or sublicensees.

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

EMPLOYEES

As of January 31, 2019, we had 461 full-time employees, 135 of whom held Ph.D. or M.D. degrees, 359 of whom were engaged in research and development and 102 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us. We consider our employee relations to be good.

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

Research and development expenses for fiscal years ended December 31, 2018, 2017 and 2016 were $235.8 million, $196.5 million, and $187.2 million, respectively. We expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. For fiscal years ended December 31, 2018, 2017 and 2016, substantially all of our revenue was related to our collaboration agreements.

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

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”) and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses each year since our inception. We have not generated any revenue based on commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2018 was approximately $86.4 million, and our net loss for the years ended December 31, 2017, and 2016, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million and $58.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $715.8 million. As of December 31, 2018, we had capital resources consisting of cash, cash equivalents and short-term investments of $621.4 million plus $55.8 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, and despite our expectation to launch commercialization efforts in China for roxadustat for the treatment of anemia caused by CKD in dialysis patients, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of and seek regulatory approval for our product candidates and in our commercialization efforts. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

•	the continuation of our existing collaborations and entry into new collaborations;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenues from any future sales of our products as well as revenue earned from profit share, royalties and milestones;
•	the level of reimbursement or third party payor pricing available to our products;
•	the costs of establishing and maintaining manufacturing operations and obtaining third party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;
•	the costs we incur in maintaining domestic and foreign operations, including operations in China;
•	regulatory compliance costs;
•	the costs of our commercialization efforts for roxadustat for the treatment of anemia caused by CKD in dialysis patients in China; and
•	the costs we incur in the filing, prosecution, maintenance and defense of our extensive patent portfolio and other intellectual property rights.

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

If either or both of these collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our expected commercialization for roxadustat for the treatment of anemia caused by CKD in dialysis patients in China, or we may require additional partnering in order to help fund such development and commercialization. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our NDA for roxadustat in China for CKD anemia in dialysis patients, we will need to make substantial additional investments in both the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful Phase 3 development and commercialization of roxadustat, including the commercialization of roxadustat for anemia associated with CKD in dialysis dependent patients in China, expected during the second half of 2019.

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

The clinical and commercial success of roxadustat and pamrevlumab will depend on a number of factors, including the following:

•

the timely completion of data analyses from our Phase 3 clinical trials for roxadustat, which will depend substantially upon requirements for such trials imposed by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies and bodies and the continued commitment and coordinated and timely performance by our third party collaboration partners, AstraZeneca and Astellas;

•	the timely initiation and completion of our Phase 2 and Phase 3 clinical trials for pamrevlumab, including in IPF, pancreatic cancer and DMD;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•	whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•	the ability to successfully commercialize our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
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

If our commercialization efforts for roxadustat in China are unsuccessful, our business, financial condition and results of operations will be materially harmed.

We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization of roxadustat for the treatment of anemia caused by CKD in dialysis patients in China, as well as in other indications and other geographic regions. With the marketing authorization received from the National Medical Products Administration (“NMPA”) of roxadustat for the treatment of anemia caused by CKD in dialysis patients in China, we plan to launch commercialization efforts in China in the third quarter of 2019 with our commercialization partner AstraZeneca.

Our success of commercialization of roxadustat in China will depend on numerous factors in China, including:

•	our success in the marketing, sales, and distribution of the product along with our collaboration partner AstraZeneca;
•	our success in negotiating a cost effective reimbursed price with the government in China;
•	acceptance of roxadustat by state-owned and state-controlled hospitals, physicians, patients and the healthcare community;
•	acceptance of pricing and placement of roxadustat on China’s Medical Insurance Catalogs. Refer to “Business – Government Regulation – Regulation in China”;
•	successfully establishing and maintaining commercial manufacturing with third parties;
•	successfully manufacturing our drug substances and drug products through our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”);
•	receiving market authorization for roxadustat for anemia caused by CKD in non-dialysis patients;
•	our success in arranging for and passing the inspection of our clinical sites by the NMPA;
•	whether AstraZeneca is able to recruit and retain adequate numbers of effective sales and marketing personnel for the sale of roxadustat;
•	whether we can compete successfully as a new entrant in the treatment of anemia caused by CKD in dialysis patients in China; and
•	whether we will maintain sufficient funding to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure.

Successful commercialization of roxadustat will require significant resources and time, and there is a risk that we may not successfully commercialize roxadustat. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize roxadustat and generate revenues, which would deprive us from additional working capital and would materially harm our business. If we do not successfully commercialize roxadustat in China, our collaboration partners and third parties may also lose confidence in our ability to execute in commercialization efforts and become less likely to collaborate with us, and our business may be harmed.

As a Company, we have no commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat in China, either directly or with AstraZeneca, our business would be harmed.

Commercializing roxadustat in China with AstraZeneca will require us to establish commercialization systems, including but not limited to, medical affairs, sales, pharmacovigilance, supply-chain, and distribution capabilities to perform our portion of the collaborative efforts. These efforts will require resources and time. In particular, significant resources may be necessary to successfully market, sell and distribute roxadustat to patients with anemia caused by CKD in dialysis patients. If we, along with AstraZeneca, are not successful in setting our marketing, pricing and reimbursement strategy, facilitating adoption by hospitals in China, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

As we evolve from a company primarily involved in research and development to a company potentially involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

If we are successful in advancing roxadustat and our other product candidates through the development stage towards commercialization, we will need to expand our organization, including adding marketing and sales capabilities or continuing to contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will also need to manage our existing and additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to commercialize roxadustat and our other product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

Although FibroGen Beijing obtained regulatory approval for roxadustat in China in December 2018, we may be unable to obtain regulatory approval for our product candidates in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

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

Even though FibroGen Beijing obtained regulatory approval for roxadustat in China, we have not obtained regulatory approval for any of our product candidates in other countries and it is possible that roxadustat and pamrevlumab will never receive regulatory approval in other countries. Other regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or pamrevlumab for many reasons, including, among others:

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

In China, the NMPA required that FibroGen Beijing conduct three clinical studies as a post-approval commitment: (i) a post-approval safety study in 2,000 patients; (ii) a drug-intensive monitoring study in 1,000 patients; and (iii) a dosing optimization study in approximately 300 patients on dialysis. Furthermore, in the U.S., we also expect to be required to perform additional clinical trials in order to obtain approval or as a condition to maintaining approval due to post-marketing requirements. If the FDA requires a risk evaluation and mitigation strategy (“REMS”), for any of our product candidates if approved, the substantial cost and expense of complying with a REMS or other post-marketing requirements may limit our ability to successfully commercialize our product candidates.

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

In the past we developed an earlier generation product candidate aimed at treating anemia in CKD that resulted in a clinical hold for a safety signal seen in that product in Phase 2 clinical trials. The clinical hold applied to that product candidate and roxadustat was lifted for both product candidates after submission of the requested information to the FDA. While we have not seen similar safety concerns involving roxadustat to date, some of the safety concerns associated with the treatment of patients with anemia in CKD using erythropoiesis stimulating agents (“ESAs”) did not emerge for many years until placebo-controlled studies had been conducted in large numbers of patients. And while the data monitoring committee for our U.S. and Europe Phase 3 anemia trials has consistently determined that our trials should continue without modification to the protocol, safety issues may still be discovered upon review of unblinded major adverse cardiac event (“MACE”) or other data. The biochemical pathways that we believe are affected by roxadustat are implicated in a variety of biological processes and disease conditions, and it is possible that the use of roxadustat to treat larger numbers of patients will demonstrate unanticipated adverse effects, including possible drug interactions, which may negatively impact the safety profile, use and market acceptance of roxadustat. We studied the potential interaction between roxadustat and three statins (atorvastatin, rosuvastatin and simvastatin), which are used to lower levels of lipids in the blood. An adverse effect associated with increased statin plasma concentration is myopathy, which typically presents in a form of myalgia. The studies indicated the potential for increased exposure to those statins when roxadustat is taken simultaneously with those statins and suggested the need for statin dose reductions for patients receiving higher statin doses. We performed additional clinical pharmacology studies to evaluate if the effect of any such interaction could be minimized or eliminated by a modification of the dosing schedule that would separate the administration of roxadustat and the statin by up to 10 hours, however, such studies showed no minimization of effect. It is possible that the potential for interaction between roxadustat and statins could lead to label provisions for statins or roxadustat relating, for example, to dose scheduling or recommended statin dose limitations. In CKD patients, statin therapy is often initiated earlier than treatment for anemia, and risks of myopathy have been shown to decrease with increased time on drug. While we believe the prior statin treatment history of such patients at established doses may reduce the risk of adverse effects from any interaction with roxadustat and facilitate any appropriate dose adjustments, we cannot be sure that this will be the case.

Our Phase 3 trials include a MACE safety endpoint, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. In addition, we expect that our Phase 3 clinical trials supporting approval in Europe will be required to include MACE+ as a safety endpoint which, in addition to the MACE endpoints, also incorporates measurements of hospitalization rates due to heart failure or unstable angina. As a result, our ongoing Phase 3 clinical trials may identify unanticipated safety concerns in the patient population under study. The FDA has also informed us that the MACE endpoint will need to be evaluated separately for our Phase 3 trials in non-dialysis dependent (“NDD”)-CKD patients and our Phase 3 trials in dialysis dependent (“DD”)-CKD patients. The MACE endpoint will be evaluated in pooled analysis across Phase 3 studies of similar study populations and requires demonstration of non-inferiority relative to comparator, which means that the MACE event rate in roxadustat-treated patients must have less than a specified probability of exceeding the rate in the comparator trial by a specified hazard ratio. The number of patients necessary in order to permit a statistical analysis with adequate ability to detect the relative risk of MACE or MACE+ events in different arms of the trial, referred to as statistical power, depends on a number of factors, including the rate at which MACE or MACE+ events occur per patient-year in the trial, treatment duration of the patients, the required hazard ratio, and the required statistical power and confidence intervals.

In addition, we cannot be sure that the potential advantages we believe roxadustat may have for treatment of patients with anemia in CKD, as compared to the use of ESAs, will be substantiated by our larger U.S. and European Phase 3 clinical trials, or that we will be able to include a discussion of such advantages in our labeling should we obtain approval. We believe that roxadustat may have certain benefits as compared to ESAs based on the data from our Phase 2 clinical trials and China Phase 3 trials conducted to date, including safety benefits, the absence of a hypertensive effect, the potential to lower cholesterol levels and the potential to correct anemia without the use of IV iron. However, our belief that roxadustat may offer those benefits is based on a limited amount of data from our clinical trials to date, and our understanding of the likely mechanisms of action for roxadustat. Some of these benefits, such as those associated with the apparent effects on blood pressure and cholesterol, are not fully understood and, even if roxadustat receives marketing approval in additional countries beyond China, we do not expect that it will be approved for the treatment of high blood pressure or high cholesterol based on the data from our Phase 3 trials, and we may not be able to refer to any such benefits in the labeling. While the data from our Phase 2 trials suggests roxadustat may reduce low-density lipoprotein (“LDL”), and reduce the ratio of LDL to high-density lipoprotein (“HDL”), the data show it may also reduce HDL, which may be a risk to patients. In addition, causes of the safety concerns associated with the use of ESAs to achieve specified target hemoglobin levels have not been fully elucidated. While we believe that the issues giving rise to these concerns with ESAs are likely due to factors other than the hemoglobin levels achieved, we cannot be certain that roxadustat will not be associated with similar, or more severe, safety concerns.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. In addition, the CKD patient population has many afflictions that may cause severe illness or death, which may be attributed to roxadustat in a manner that negatively impacts the safety profile of our product candidate. The results of our completed Phase 3 clinical trials for roxadustat demonstrated efficacy, as all primary efficacy endpoints were met with statistical significance. The analysis of adverse events for reporting of MACE is ongoing; there may be unanticipated safety concerns or adverse events that prevent from or delay obtaining marketing approval for roxadustat, and even if we obtain marketing approval, any sales of roxadustat may suffer.

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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. There have been other products, including ESAs, for which safety concerns have been uncovered following approval by regulatory authorities. Such safety concerns have led to labeling changes or withdrawal of ESAs products from the market. While our most advanced product candidate is chemically unique from ESAs, it or any of our product candidates may be subject to similar risks. For example, roxadustat for use in anemia in CKD is being developed to address a very diverse patient population expected to have many serious health conditions at the time of administration of roxadustat, including diabetes, high blood pressure and declining kidney function.

To date we have not seen evidence of significant safety concerns with our product candidates currently in clinical trials. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

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

If we or third party manufacturers and other service providers on which we rely cannot manufacture sufficient quantities of our product candidates, or at sufficient quality, or perform other services we require, we may experience delays in development, regulatory approval, launch or commercialization.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields and at commercial scale. Although we have entered into commercial supply agreements for the manufacture of some of our raw materials, we have not yet entered into commercial supply agreements with all of our third-party manufacturers. . We are continuing to negotiate and expect to enter into commercial supply agreements and other supply management agreements with third-party manufacturers, but we may not be able to enter into these agreements with satisfactory terms or on a timely manner.

We have limited experience manufacturing or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting supply requirements or coordinating supply chain (including export management) for launch or commercialization, which is a complex process involving our third-party manufacturers and logistics providers, and for roxadustat, our collaboration partners. We may not be able to accurately forecast supplies for commercial launch, or do so in a timely manner and our efforts to establish these manufacturing and supply chain management capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP.

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials, post-approval trials, and commercial supply. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. For example, prior to agreement with regulatory authorities on the scope of our Phase 3 IPF trial design, there is uncertainty as to whether our supply plans will meet our clinical requirements in a timely manner. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

Our clinical trials must be conducted with product produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We and even an experienced third party manufacturer may encounter difficulties in production, which difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	supply chain issues, including coordination of multiple contractors in our supply chain and securing necessary licenses (such as export licenses);
•	the timely availability and shelf life requirements of raw materials and supplies;
•	quality control and assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
•	natural disasters, such as floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

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

As an organization, we have not successfully commercialized any drug product. Therefore, we may not be able to efficiently execute our development and commercialization plans.

We are currently conducting Phase 2 clinical trials for pamrevlumab and plan on initiating Phase 3 clinical trials for pamrevlumab in the future. We have initiated Phase 3 clinical trials of roxadustat. The conduct of Phase 3 clinical trials and the submission of a successful New Drug Application (“NDA”) is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before outside of China, where we received marketing authorization in December 2018 from the NMPA for the treatment of anemia caused by CKD in dialysis patients. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not received approval for an NDA before outside of China. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

In addition, in order for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards, including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to ensure that the data and results from trials are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to exclude the use of patient data from our clinical trials not conducted in compliance with GCP or perform additional clinical trials before approving our marketing applications. They may even reject our application for approval or refuse to accept our future applications for an extended time period. For example in China in March 2016, the State Drug Administration, now known as the NMPA issued guidance related to its clinical trial data integrity regulations. While trial sites and CROs bear liability for the accuracy and authenticity of data they are directly responsible for, the sponsor ultimately bears full responsibility for submitted clinical data and the drug application dossier. Fraudulent clinical data could result in a ban in China of a sponsor’s product-related NDA applications for three years and other NDA applications for one year. We have taken extensive steps to ensure the integrity of our China clinical data. In China, the clinical site inspections confirmed our compliance with GCP regulations and supported our approval. However, we cannot assure you that upon inspection by a regulatory authority in other regions, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results will be deemed authentic or may be used in support of our regulatory submissions.

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

The development and commercialization of new pharmaceutical products is highly competitive. Our future success depends on our ability to achieve and maintain a competitive advantage with respect to the development and commercialization of our product candidates. Our objective is to discover, develop and commercialize new products with superior efficacy, convenience, tolerability, and safety. We expect that in many cases, the products that we commercialize will compete with existing, market-leading products of companies that have large, established commercial organizations.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. Akebia is currently conducting Phase 3 studies in NDD–CKD and DD-CKD, as well as additional Phase 1 and Phase 2 studies. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, started a Phase 3 program in November 2017. GSK is conducting global Phase 3 studies in NDD-CKD and DD-CKD as well as Japan Phase 3 studies. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and its Japan Phase 3 studies in NDD-CKD and DD-CKD are underway. Japan Tobacco is also conducting Phase 3 studies in NDD-CKD and DD-CKD in Japan only. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma Inc., in partnership with Celgene Corporation (“Celgene”), is in Phase 3 development of protein therapeutic candidates to treat anemia and associated complications in patients with ß-thalassemia and MDS, and has received orphan drug status from the European Medicines Agency (“EMA”) and FDA for these indications. Celgene announced in July 2018 that it plans to submit a marketing approval application for luspatercept in the U.S. and European Union (“EU”) in the first half of 2019. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

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

The first biosimilar ESAs, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit® (epoetin zeta) and the potential addition of other biosimilar ESAs, currently under development, may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the end stage renal disease bundle. The patents for Amgen’s epoetin alfa, EPOGEN, expired in 2004 in the EU, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit ® (epoetin alfa) in Europe and may file a biosimilar Biologics License Application (“BLA”) in the U.S.

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

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s Esbriet® (pirfenidone) and Boehringer Ingelheim Pharma GmbH & Co. KG’s Ofev® (nintedanib). Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in development for IPF include Biogen-Idec’s BG-00011, Galapagos NV’s GLPG1690, Kadmon Holdings, Inc.’s KD025, Prometic Life Sciences Inc.’s PBI-4050, and Promedior Inc.’s PRM-151. Galapagos initiated a Phase 3 study for GLPG 1690 in December 2018.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”), as well as PTC Therapeutics, Santhera Pharmaceuticals, and Catabasis Pharmaceuticals.

Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and received accelerated approval in the U.S. for its first, drug Exondys 51® (eteplirsen) for patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Sarepta recently received a negative opinion from the EMA regarding its eteplirsen application in September 2018. In addition to etepliresen, Sarepta has two additional exon skipping programs in Phase 3 development, each of which targets approximately 8% of patients with DMD. Sarepta is also developing gene therapies for the treatment of DMD and reported positive preliminary results from a Phase 1/2a program in June 2018.

Marathon Pharmaceuticals received approval for its drug Emflaza (deflazacort) on February 9, 2017 and on March 16, 2017 announced that it had sold the commercialization rights to Emflaza to PTC Therapeutics.

PTC Therapeutics’ product ataluren (Translarna TM) received conditional approval in Europe in 2014, which was renewed in November 2016 with a request for a new randomized placebo-controlled 18-month study by the Committee for Medicinal Products for Human Use of the EMA, while the FDA stated in its complete response letter in October of 2017 that the FDA is unable to approve the application in its current form. Translarna targets a different set of DMD patients from those being targeted by Sarepta’s existing exon-skipping therapeutic candidate; however, it is also limited to a subset of patients who carry a specific mutation.

While pamrevlumab and some other potential competitors are intended to treat DMD patients regardless of the specific mutation, there can be no assurance that clinical trials will support broadly treating DMD patients. For example, Santhera Pharmaceuticals reported positive Phase 3 data with its drug idebenone (Raxone ®/Catena ®) in a trial measuring changes in lung function for DMD patients, however the EMA rejected the application and the FDA has asked for additional data from an ongoing trial prior to considering Raxone for approval. Santhera is currently conducting the additional Phase 3 study in the U.S. and Europe.

Catabasis Pharmaceuticals reported in April 2018 positive Phase 2 data from its clinical trial candidate edasalonexent. Edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent. The company started a single placebo controlled Phase 3 trial in September 2018. Catabasis expects topline data from this trial in the second quarter of 2020.

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

If FG-5200 is approved and launched in China to treat corneal blindness resulting from partial thickness corneal damage without active inflammation and infection, it is likely to compete with other products designed to treat corneal damage. For example, in April 2015, a subsidiary of China Regenerative Medicine International Limited received approval for their acellular porcine cornea stroma medical device to treat patients in China with corneal ulcers and in April 2016, Guangzhou Yourvision Biotech Co. Ltd, a subsidiary of Guanhao Biotech, received approval for their acellular porcine cornea medical device to treat patients in China with infectious keratitis that does not respond to drug treatment.

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. In the potential anemia market for roxadustat, for example, large and established companies such as Amgen and Roche, among others, compete aggressively to maintain their market shares. In particular, the currently marketed ESA products are supported by large pharmaceutical companies that have greater experience and expertise in commercialization in the anemia market, including in securing reimbursement, government contracts and relationships with key opinion leaders; conducting testing and clinical trials; obtaining and maintaining regulatory approvals and distribution relationships to market products; and marketing approved products. These companies also have significantly greater scale research and marketing capabilities than we do and may also have products that have been approved or are in later stages of development, and have collaboration agreements in our target markets with leading dialysis companies and research institutions. These competitors have in the past successfully prevented new and competing products from entering the anemia market, and we expect that their resources will represent challenges for us and our collaboration partners, AstraZeneca and Astellas. If we and our collaboration partners are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

Our future commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third party payors and others in the health care community.

Even if we obtain marketing approval for roxadustat, pamrevlumab or any other product candidates that we may develop or acquire in the future in all indications and geographic regions, these product candidates may not gain market acceptance among physicians, third party payors, patients and others in the health care community. Market acceptance of any approved product, including in roxadustat for the treatment of anemia caused by CKD in dialysis patients in China, depends on a number of other factors, including:

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

•

termination of manufacturing agreements, termination fees associated with such termination, or nonrenewal of manufacturing agreements with third parties may negatively impact our planned development and commercialization activities;

•	the possible misappropriation of our proprietary technology, including our trade secrets and know-how; and
•

disruptions to the operations of our third party manufacturers or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

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

If any third party manufacturer terminates its engagement with us or fails to perform as agreed, we may be required to find replacement manufacturers, which would result in significant cost and delay to our development programs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur significant delays and added costs in identifying, qualifying and contracting with any such third party or potential second source manufacturer. In any event, with any third party manufacturer we expect to enter into technical transfer agreements and share our know-how with the third party manufacturer, which can be time-consuming and may result in delays. These delays could result in a suspension or delay of marketing roxadustat.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act (“AIA”), effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Our commercial success may depend on our avoiding infringement of the patents and other proprietary rights of third parties as well as on enforcing our patents and other proprietary rights against third parties. Pharmaceutical and biotechnology intellectual property disputes are characterized by complex, lengthy and expensive litigation over patents and other intellectual property rights. We may initiate or become party to or be threatened with future litigation or other proceedings regarding intellectual property rights with respect to our product candidates and competing products.

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

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, Akebia and others have filed oppositions against certain European patents corresponding to some of the above-listed cases. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In the fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153. These decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of such may take two to four years or longer. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan, and invalidation actions against corresponding patents in the United Kingdom have been initiated by GSK and by Akebia. While we believe these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

Roxadustat is considered a Class 2 substance on the 2019 World Anti-Doping Agency Prohibited List which could limit sales and increase security and distribution costs for us and our partners, particularly in China.

Roxadustat is considered a Class 2 substance on the World Anti-Doping Agency (“WADA”) Prohibited List. There are enhanced security and distribution procedures we and our collaboration partners and third-party contractors will have to take to limit the risk of loss of product in the supply chain. As a result, our distribution, manufacturing and sales costs for roxadustat, as well as for our partners, will be increased which will reduce profitability. In addition there is a risk of reduced sales due to patient access to this drug. This is particularly the case in China where we will not be able to sell roxadustat in private pharmacies due to the WADA classification. While private pharmacies only represent approximately 10% of the market in China, this will negatively affect sales and therefore the profitability of roxadustat and the Company as a whole.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Except in China, We have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will obtain regulatory approval in countries other than China.

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

The FDA or other regulatory authorities may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of REMS or other regulatory authorities may require the establishment of a similar strategy, that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

If we obtain approval in the U.S. for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the U.S. include:

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

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act (“PPACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

The scope of these laws and our lack of experience in establishing the compliance programs necessary to comply with this complex and evolving regulatory environment increases the risks that we may unknowingly violate the applicable laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results.

The impact of recent U.S. healthcare reform, its potential partial or full repeal, and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model.

The commercial potential for our approved products could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

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

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved in the U.S., will be included in the payment bundle. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not be included in the bundle. If roxadustat is reimbursed outside of the bundle, it may potentially limit or delay market penetration of roxadustat.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. For example, the NMPA recently adopted the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use guidelines, and accordingly imposed regulatory oversight earlier in our production process for roxadustat manufactured and sold in China. The change in regulatory starting material triggered an extension of the inspection to our contract manufacturer STA, which was successfully completed in October 2018. In addition, Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry, in some cases launching industry-wide investigations, oftentimes appearing to focus on foreign companies. The costs and time necessary to respond to an investigation can be material. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

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

We have two manufacturing facilities in China, with one located in Beijing and the other in Cangzhou, Hebei. In December 2018, we received the Manufacturing License for Drug Substance and Drug Product for roxadustat and GMP certification for our Beijing facility that allows us to manufacture limited commercial quantities of roxadustat capsules. We are currently planning on manufacturing commercial-scale API at our Cangzhou facility, and expect to receive a license to produce roxadustat API at that site in the second half of 2019. However, as an organization, we have limited experience licensing and operating commercial manufacturing facilities.

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

In addition to manufacturing, we are responsible for pharmacovigilance, medical affairs, and management of the third party distribution logistics for roxadustat in China. We have no experience in these areas as a company, and accordingly we cannot assure you we will be able to meet regulatory requirements or operate in these capacities successfully.

We are responsible for commercial manufacturing, pharmacovigilance, medical affairs, and management of the third party distribution logistics for roxadustat commercial activities in China. While we have been increasing our staffing in these areas, as a company, we have no experience managing or operating these functions for a commercial product and there can be no guarantee that we will do so efficiently or effectively. Mistakes or delays in these areas could limit our ability to successfully commercialize roxadustat in China, could limit our eventual market penetration, sales and profitability, and could subject us to significant liability in China.

Our decision to launch roxadustat in China prior to approval in the U.S. or Europe is largely unprecedented and could be subject to significant risk, delay and expense.

Even though our subsidiary FibroGen Beijing has received marketing authorization for roxadustat for anemia caused by CKD in dialysis patients we have not yet received approval in non-dialysis patients, and are awaiting the Chinese authorities’ routine inspection of our Phase 3 non-dialysis clinical trial sites. While we currently expect these site inspections to occur in the first half of 2019, the inspections could be delayed for a number of reasons, including if regulatory authorities are otherwise occupied inspecting other matters, such as certain vaccine, plasma, or other issues that may be pressing for the country.

We also must qualify and license our Cangzhou manufacturing facility for manufacture of roxadustat API prior to launch. We expect this to occur in the third quarter of 2019, however, delays or problems obtaining such licensure would delay launch.

In addition, negative safety data from the U.S. or European Phase 3 trials could affect the NMPA approval process or label for roxadustat. Any such developments could delay or limit our commercialization plans for roxadustat in China. It is possible that other unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

In addition we will be required to conduct a 2,000 subject post-approval safety study to demonstrate the long-term safety of roxadustat, as well as provide period reporting to the authorities on GMP and quality compliance at our manufacturing facilities. If safety issues arise in this study, or generally after commercialization, our commercialization plans and profitability in China could be negatively impacted.

We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully generating sales of roxadustat in China.

We and AstraZeneca have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in generating sales will affect our bottom line. Difficulties may be related to our ability to obtain reasonable pricing, reimbursement, hospital listing, and tendering, or other difficulties related to distribution, marketing, and sales efforts in China. Sales of roxadustat in China may be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products. In particular, if we are unable to obtain reimbursement for roxadustat through the 2019 update to the NRDL, we may have to wait a substantial period of time before the reimbursement drug list is updated again. Without government reimbursement, many patients will not be able to afford roxadustat, since private commercial health insurance is rare, and our business and operations could be adversely affected. Therefore reimbursement and obtaining hospital listing is critical to roxadustat’s near-term commercial success in China.

The market for treatment of anemia in CKD in China is highly competitive.

Although we have now received approval for roxadustat for the treatment of anemia caused by CKD in dialysis patients in China, and even if roxadustat receives approval for anemia caused by CKD in non-dialysis patients, it faces intense competition in the market for treatment of anemia in CKD. Roxadustat would compete with ESAs, which are offered by established multinational pharmaceutical companies such as Kyowa Hakko Kirin China Pharmaceutical Co., Ltd., Roche and Chinese pharmaceutical companies such as 3SBio Inc. and Di’ao Group Chengdu Diao Jiuhong Pharmaceutical Factory. Many of these competitors have substantially greater name recognition, scientific, financial, and marketing resources, as well as established distribution capabilities. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and in creating market awareness for those products. Many of these competitors have significantly more experience than we have in navigating the Chinese regulatory framework regarding the development, manufacturing and marketing of drugs in China, as well as in marketing and selling anemia products in China. Additionally, we believe that most patients with anemia in CKD in China are currently being treated with traditional Chinese medicine, which is widely accepted and highly prevalent in China. Traditional Chinese medicine treatments are often oral and thus convenient and low-cost, and practitioners of traditional Chinese medicine are numerous and accessible in China. As a result, it may be difficult to persuade patients with anemia in CKD to switch from traditional Chinese medicine to roxadustat.

The Chinese government is implementing a new “Two Invoices” regulation which could affect the way we structure our distributorship relationships in China for roxadustat.

The Chinese government is implementing new regulations that impact distribution of pharmaceutical products in China. These regulations generally require that at most two invoices may be issued throughout the distribution chain. Failure to comply with the “Two-Invoices” regulations would prevent us from accessing the market in China. We are planning on modifying the distribution responsibilities under the China Agreement between AstraZeneca and FibroGen such that FibroGen would engage distributors and a third party logistics provider, and both companies will work together to manage the distribution network. FibroGen China has never managed distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2018, approximately $5.7 million of our cash and cash equivalents is held in China.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, we completed our analysis of the accounting for the tax effects of the Tax Act and no material adjustments were recognized as of December 31, 2018. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”), which was recorded as of December 2017. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act in the future periods may require further adjustments to our analysis.

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

We are subject to laws and regulations governing corruption, which will require us to develop, maintain, and implement costly compliance programs.

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

As part of a sweeping and ongoing government restructuring effort, China’s highest legislative body, the National People’s Congress, approved a plan to establish a State Administration for Market Regulation (“SAMR”), which will merge and undertake the responsibilities previously held by the State Administration for Industry and Commerce, the General Administration of Quality Supervision, Inspection and Quarantine, the Certification and Accreditation Administration, the Standardization Administration of China, and the NMPA, as well as anti-monopoly responsibilities previously held by the National Development and Reform Commission, Ministry of Commerce, and the Anti-Monopoly Office under the State Council. The restructuring also established the NMPA which has taken over much of the functions of the NMPA and will be supervised by the SAMR, while maintaining branches at the provincial level. A major government restructuring such as this one could cause significant delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China. There has been turnover in government leadership and officials may be further assigned new roles and responsibilities, which may create delays and possibly new policies and priorities, and existing rules may be interpreted differently. It will take time for the restructuring to be fully implemented and the new structure to operate efficiently. As a result, our existing plans could be delayed or modified due to changes in regulations, policies or personnel decisions, all of which could have a material adverse impact on our operating results and business prospects.

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

We have broad discretion in the use of the net proceeds from our underwritten public offerings of common stock completed on April 11, 2017 (the “April 2017 Offering”) and August 24, 2017 (the “August 2017 Offering”) and may not use them effectively.

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

As of January 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 39.79% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of October 31, 2018. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, we completed our analysis of the accounting for the tax effects of the Tax Act and no material adjustments were recognized as of December 31, 2018. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the Corporate Tax Rate Change, which was recorded as of December 31, 2017. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act in the future periods may require further adjustments to our analysis.

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

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported on the NASDAQ.

	High	Low
2018:
Quarter ended March 31, 2018	$61.65	$45.35
Quarter ended June 30, 2018	64.95	44.90
Quarter ended September 30, 2018	67.25	56.30
Quarter ended December 31, 2018	60.16	37.97
2017:
Quarter ended March 31, 2017	$26.45	$21.30
Quarter ended June 30, 2017	32.55	22.95
Quarter ended September 30, 2017	53.90	32.55
Quarter ended December 31, 2017	60.10	41.95

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

Stockholders

As of January 31, 2019, there were 154 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street name by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated results of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The selected consolidated results of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
	(in thousands, except for per share data)
Result of Operations
Revenue:
License revenue (1)	$22,269	$9,933	$50,607	$89,401	$80,792
Development and other revenue (1)	125,913	121,063	132,582	82,985	46,429
Product revenue (1)	64,776	—	—	—	—
Total revenue (1)	212,958	130,996	183,189	172,386	127,221
Operating expenses:
Research and development (2)	235,839	196,517	187,206	214,089	150,794
General and administrative (2)	63,812	51,760	46,025	44,364	36,909
Total operating expenses	299,651	248,277	233,231	258,453	187,703
Loss from operations	(86,693)	(117,281)	(50,042)	(86,067)	(60,482)
Interest and other, net:
Interest expense	(10,991)	(9,706)	(10,725)	(11,033)	(11,108)
Interest income and other, net	11,568	6,433	2,628	3,121	1,706
Total interest and other, net	577	(3,273)	(8,097)	(7,912)	(9,402)
Loss before income taxes	(86,116)	(120,554)	(58,139)	(93,979)	(69,884)
Provision for (benefit from) income taxes	304	321	(71)	242	—
Net loss	$(86,420)	$(120,875)	$(58,068)	$(94,221)	$(69,884)
Net loss per share - basic and diluted	$(1.03)	$(1.66)	$(0.93)	$(1.56)	$(3.72)
Weighted-average number of common shares used in net loss per share - basic and diluted	84,062	72,987	62,744	60,337	18,775

(1) Revenue for the years ended December 31, 2017, 2016, 2015 and 2014 were recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

(2) Stock-based compensation expense included in our results of operations:
	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Research and development	$30,491	$21,807	$19,070	$16,987	$10,893
General and administrative	21,651	15,732	13,062	10,694	7,805
Total stock-based compensation expense	$52,142	$37,539	$32,132	$27,681	$18,698

	December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$89,258	$673,658	$173,782	$153,324	$165,455
Short-term and long-term investments	587,964	72,566	150,407	159,567	158,633
Working capital (1)	600,982	663,010	192,806	131,468	134,314
Total assets	880,598	898,650	469,552	470,574	483,528
Deferred revenue (1)	149,880	154,911	154,737	141,511	105,416
Lease financing obligations	98,105	98,476	97,856	97,445	97,221
Accumulated deficit (1)	(715,827)	(630,657)	(509,782)	(451,714)	(357,493)
Total stockholders' equity (1)	509,199	528,467	115,798	133,902	186,194
Non-controlling interests	19,271	19,271	19,271	19,271	19,271
Total equity (deficit) (1)	$528,470	$547,738	$135,069	$153,173	$205,465

(1) Deferred revenue and accumulated deficit as of December 31, 2017, 2016, 2015 and 2014 were recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. We have applied our pioneering expertise in hypoxia-inducible factor (“HIF”) and connective tissue growth factor (“CTGF”) biology to develop innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat has received approval of its New Drug Application (“NDA”) in anemia associated with chronic kidney disease (“CKD”) in dialysis-dependent (“DD”) patients from the National Medical Products Administration (“NMPA”) of the People’s Republic of China (“China”). In conjunction with our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), we have completed the Phase 3 trials of roxadustat intended to support our NDA in the United States (“U.S.”) and Marketing Authorization Application (“MAA”) in the European Union (“EU”) for the treatment of anemia in CKD. We and our partners are in the process of preparing an NDA for submission to the U.S. Food and Drug Administration (“FDA”) and an MAA for submission to the European Medicines Agency this year. Both the U.S. NDA and European MAA for roxadustat are expected to cover anemia associated with dialysis-dependent CKD and non-dialysis-dependent CKD. In Japan, our partner Astellas has filed an NDA for roxadustat for the treatment of anemia in dialysis patients with the Pharmaceuticals and Medical Devices Agency (“PMDA”). We are also in Phase 3 clinical development for the treatment of anemia associated with myelodysplastic syndromes (“MDS”). Pamrevlumab, a human monoclonal antibody that inhibits the activity of CTGF, is advancing towards Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer, and is currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

Financial Highlights

	Years Ended December 31,
	2018	2017 *	2016 *
	(in thousands, except for per share data)
Result of Operations
Revenue	$212,958	$130,996	$183,189
Operating expenses	299,651	248,277	233,231
Net loss	(86,420)	(120,875)	(58,068)
Net loss per share - basic and diluted	$(1.03)	$(1.66)	$(0.93)

		December 31, 2018	December 31, 2017
		(in thousands)
Balance Sheet
Cash and cash equivalents		$89,258	$673,658
Short-term and long-term investments		$587,964	$72,566
Accounts receivable		$63,684	$8,452

*	Recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

Our revenue for the year ended December 31, 2018 increased compared to the prior year primarily due to the $64.8 million product revenue for API delivered during 2018, under the amendment to the collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan (“Japan Agreement”), to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. In addition, we recognized substantially the entire $15.0 million regulatory milestone associated with an NDA submission during 2018 in Japan that was included in the transaction price and allocated to performance obligations under the Japan Agreement in the second quarter of 2018. Moreover, during the fourth quarter of 2018, a $6.0 million milestone payable was triggered under the collaboration agreements with AstraZeneca upon our receipt of marketing authorization from the NMPA for roxadustat, a first-in-class hypoxia-inducible factor prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. Another $6.0 million milestone payable was triggered under the collaboration agreement with AstraZeneca upon our receipt of First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. Approximately $9.9 million of the total $12.0 million milestone payables was recognized as revenue during the fourth quarter of 2018 from performance obligations satisfied or partially satisfied. Comparatively, we received a $15.0 million milestone revenue recorded under our collaboration agreements with AstraZeneca, during the fourth quarter of 2017, $11.5 million of which was recognized during 2017.

Operating expenses increased for the year ended December 31, 2018 compared to the prior year primarily due to $22.4 million higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, $14.6 million higher stock-based compensation due to the cumulative impact of stock option grant activities, $12.9 million higher employee-related expenses resulting from higher average compensation level and higher headcount, and $8.4 million higher facility related expenses relative to the prior period in which our property taxes were reduced as a result of a final settlement received for historical property tax payments, as well as higher property management and maintenance costs during the current year. The increases were partially offset by $11.3 million lower clinical trial activities related to roxadustat and pamrevlumab.

Our research and development expenses were $235.8 million, $196.5 million and $187.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Since inception and through December 31, 2018, we have incurred a total of $1,752.0 million in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next several years and we expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates and commercializing those products in various markets, including China. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming.

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

During the year ended December 31, 2018, we had a net loss of $86.4 million, or net loss per basic and diluted share of $1.03, as compared to a net loss of $120.9 million, or net loss per basic and diluted share of $1.66 for the prior year, primarily due to an increase in revenue, partially offset by an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $740.9 million at December 31, 2018, a decrease of $13.8 million from December 31, 2017, primarily due to cash used in operations.

Programs

Roxadustat, our most advanced product candidate, has received approval of its NDA in anemia associated with CKD in dialysis-dependent patients from the NMPA of China. In conjunction with our collaboration partners, we have completed the Phase 3 trials of roxadustat intended to support our NDA in the U.S. and MAA in the EU for the treatment of anemia in CKD. In Japan, Astellas submitted an NDA for the treatment of anemia in CKD patients on dialysis in September 2018, which is currently under review by the PMDA. Beyond anemia in CKD, roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with MDS.

Pamrevlumab, a human monoclonal antibody that inhibits the activity of CTGF, is advancing towards Phase 3 clinical development for the treatment of IPF and pancreatic cancer, and is currently in a Phase 2 trial for DMD.

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

We share responsibility with Astellas for clinical development activities required for the U.S. and the EU regulatory approval of roxadustat, and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received, including development cost reimbursement and product sales-related payments, through December 31, 2018 totals $487.6 million.

During 2016, we recognized $10.0 million of revenue as a result of the initiation by Astellas of the first Phase 3 clinical study in Japan of roxadustat for treatment of anemia associated with CKD in patients on dialysis. During the second quarter of 2018, Astellas reported positive results from the final Phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas was ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018. We evaluated the regulatory milestone payment associated with NDA submission in Japan based on variable consideration requirements under the current revenue standards and concluded that this milestone became probable of being achieved in the second quarter of 2018. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement, substantially all of which was recognized as revenue in 2018.

On November 30, 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat API. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. This amendment obligates Astellas to purchase API from FibroGen, of which $20.9 million was delivered to Astellas in the second quarter of 2018 under a material transfer agreement to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The remaining $43.9 million of API was delivered to Astellas in December 2018.

In the fourth quarter of 2018, we were engaged in the final stages of review with our partners over the proposed development of roxadustat for the treatment of chemotherapy induced anemia (“CIA”). AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are shared 50-50 between our two partners. For revenue recognition purposes, the Company concluded that this new indication represents a modification to the Europe agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA under the Europe Agreement is estimated to continue through the end of 2023 to allow for development of this indication.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of December 31, 2018, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

In 2015, we reached the $116.5 million cap on our initial funding obligations (during which time we shared 50% of the joint initial development costs), therefore all development and commercialization costs for roxadustat for the treatment of anemia in CKD in the U.S., Europe, Japan and all other markets outside of China have been paid by Astellas and AstraZeneca since reaching the cap.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through December 31, 2018 totals $432.2 million.

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

In October 2017, then the China Food and Drug Administration (“CFDA,” now known as the NMPA) accepted our NDA for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (“NDD-CKD”) patients. This NDA submission triggered a $15.0 million milestone payment to us by AstraZeneca, which became probable of being achieved during the third quarter of 2017, and therefore partially recognized as revenue under the new revenue standards during 2017.

On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen China”), received marketing authorization from the NMPA for roxadustat, a first-in-class hypoxia-inducible factor prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to us by AstraZeneca. On December 29, 2018, FibroGen China received First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to us by AstraZeneca. Approximately $9.9 million of the total $12.0 million milestone payables was recognized as revenue during the fourth quarter of 2018 from performance obligations satisfied or partially satisfied.

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with MDS, for which we have received approval from then the CFDA (now known as the NMPA) for our clinical trial application for a Phase 2/3 trial and acceptance of our Investigational New Drug Application from the U.S. Food and Drug Administration for a Phase 3 trial. As a result, for revenue recognition purposes, during the third quarter of 2016, we extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

As mentioned above, in the fourth quarter of 2018, we were engaged in the final stages of review with our partners over the proposed development of roxadustat for the treatment of CIA. AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50-50 between our two partners. In addition to CIA, in December 2018, anemia of chronic inflammation (“ACI”) and multiple myeloma (“MM”) have been approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, we concluded that the approval of additional research and development services for these new indications represent modifications to our collaboration agreements in the periods in which approval was received. The research and development services associated with the new indications are distinct from other promises in our collaboration agreements, and will be accounted for separately. The development service period for roxadustat for the treatment of CIA, ACI and MM under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

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

Additional Information Related to Collaboration Agreements

Of the $1.113.5 billion in development and regulatory milestones payable in the aggregate under our Astellas and AstraZeneca collaboration agreements, $425.0 million is payable upon achievement of milestones relating to the submission and approval of roxadustat in DD-CKD and NDD-CKD in the U.S. and Europe.

For more detailed discussions on the accounting for these agreements, refer to Note 3 to the consolidated financial statements. In addition, refer to “Business — Collaborations” for a more detailed description of our collaboration agreements.

Total cash consideration received through December 31, 2018 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through December 31, 2018	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$77,593	$95,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	487,593	430,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	43,200	333,500	376,700
Total AstraZeneca	432,200	1,193,500	1,625,700
Total revenue	$919,793	$1,623,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2018 vs. 2017		Change 2017 vs. 2016
	2018	2017 *	2016 *	$	%	$	%
	(dollars in thousands)
Revenue:
License revenue	$22,269	$9,933	$50,607	$12,336	124%	$(40,674)	(80)%
Development and other revenue	125,913	121,063	132,582	4,850	4%	(11,519)	(9)%
Product revenue	64,776	—	—	64,776	100%	—	—%
Total revenue	$212,958	$130,996	$183,189	$81,962	63%	$(52,193)	(28)%

*	Recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 11%, 8% and 28% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Development revenue include co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until the end of the development period once all performance obligations have been satisfied. Other development related services are recognized as revenue over the non-contingent development period, ranging from 36 to 89 months, based on a proportional performance method. Other revenues consist of sales of research and development material and have been included with Development and other revenue in the condensed consolidated statements of operations, as they have not been material for any of the years presented. Development and other revenues represented 59%, 92% and 72% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Product revenue consists primarily of commercial-grade API sales to Astellas for purposes of commercial validation activities by Astellas. Product revenue is recognized when we fulfill all the delivery obligations. Product revenue represented 30% of total revenue for the year ended December 31, 2018. There was no product revenue for the years ended December 31, 2017 and 2016.

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

Total revenue increased $82.0 million, or 63% for the year ended December 31, 2018 compared to the year ended December 31, 2017, and decreased $52.2 million, or 28%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,			Change 2018 vs. 2017		Change 2017 vs. 2016
	2018	2017 *	2016 *	$	%	$	%
	(dollars in thousands)
License revenue:
Astellas	$14,323	$—	$9,548	$14,323	100%	$(9,548)	(100)%
AstraZeneca	7,946	9,933	41,059	(1,987)	(20)%	(31,126)	(76)%
Total license revenue	$22,269	$9,933	$50,607	$12,336	124%	$(40,674)	(80)%

*	Recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

Comparison of the years ended December 31, 2018 and 2017

License revenue increased $12.3 million, or 124% for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to an increase in the license revenue recognized under our collaboration agreement with Astellas, partially offset by a decrease in the license revenue recognized under our collaboration agreement AstraZeneca.

License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2018 represented the allocated revenue related to a $15.0 million regulatory milestone associated with Astellas’ expected NDA submission in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved.

License revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2018 represented the allocated revenue related to a $6.0 million milestone associated with FibroGen China’s receipt of marketing authorization from the NMPA for roxadustat, and a $6.0 million milestone associated with FibroGen China’s receipt of First Manufacturing Approval for a Product in the Field in the Territory. Comparatively, license revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2017 was related to a $15.0 million regulatory milestone payment. In 2017, the NMPA accepted our NDA for registration of roxadustat for anemia in DD CKD and NDD-CKD patients. This NDA submission triggered a $15.0 million milestone payment..

Comparison of the years ended December 31, 2017 and 2016

License revenue decreased $40.7 million, or 80% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to decreases in the license revenue recognized under both of our collaboration agreements with AstraZeneca and with Astellas.

License revenue recognized under our collaboration agreements with AstraZeneca decreased due to the impact of $15.0 million milestone revenue during the third quarter of 2017, as compared to an upfront payment of $62.0 million during the second quarter of 2016. The revenue was also impacted by the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS.

License revenue recognized under our collaboration agreements with Astellas decreased primarily due to a $10.0 million of development milestone revenue recorded during the second quarter of 2016, with no corresponding milestones in the current year periods.

Development and Other Revenue

	Years Ended December 31,			Change 2018 vs. 2017		Change 2017 vs. 2016
	2018	2017 *	2016 *	$	%	$	%
	(dollars in thousands)
Development revenue:
Astellas	$20,903	$20,111	$21,775	$792	4%	$(1,664)	(8)%
AstraZeneca	104,970	100,928	110,677	4,042	4%	(9,749)	(9)%
Total development revenue	125,873	121,039	132,452	4,834	4%	(11,413)	(9)%
Other revenue	40	24	130	16	67%	(106)	(82)%
Total development and other revenue	$125,913	$121,063	$132,582	$4,850	4%	$(11,519)	(9)%

*	Recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

Comparison of the years ended December 31, 2018 and 2017

Development revenue recognized under our collaboration agreements with AstraZeneca increased $4.0 million, or 4% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the allocated revenue related to the above mentioned total of $12.0 million milestone payments during the fourth quarter of 2018.

Development revenue recognized under our collaboration agreements with Astellas increased $0.8 million, or 4% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the allocated revenue related to the above mentioned $15.0 million associated with the regulatory milestone of NDA submission in Japan in the second quarter of 2018.

Comparison of the years ended December 31, 2017 and 2016

Collaboration services and other revenue decreased $11.5 million, or 9%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a decrease in the development revenue recognized under our collaboration agreements with AstraZeneca from the impact of the extension of the estimated joint development service period for the AstraZeneca agreements, for revenue recognition purposes, from the end of 2018 to the end of 2020. We made this extension in the third quarter of 2016 due to the approval of the development budget for the treatment of anemia in patients with MDS. Development revenue for the year ended December 31, 2017 was also impacted by the allocation of the upfront payment of $62.0 million during the second quarter of 2016.

Product Revenue

As described above, the Japan Amendment obligates Astellas to purchase API from us to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. We fulfilled all the delivery obligations under the term of the Japan Amendment during the year ended December 31, 2018, and recognized the related product revenue of $64.8 million in the same period.

Operating Expenses

	Years Ended December 31,			Change 2018 vs. 2017		Change 2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(dollars in thousands)
Operating expenses
Research and development	$235,839	$196,517	$187,206	$39,322	20%	$9,311	5%
General and administrative	63,812	51,760	46,025	12,052	23%	5,735	12%
Total operating expenses	$299,651	$248,277	$233,231	$51,374	21%	$15,046	6%

Total operating expenses increased $51.4 million, or 21%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, and increased $15.0 million, or 6%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2018, 2017 and 2016:

		Years Ended December 31,
		2018	2017	2016
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$139,876	$125,144	$132,562
Pamrevlumab	Phase 2	72,063	52,260	34,876
FG-5200	Preclinical	5,122	4,628	4,989
Other research and development expenses		18,778	14,485	14,779
Total research and development expenses		$235,839	$196,517	$187,206

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

Comparison of the years ended December 31, 2018 and 2017

Research and development expenses increased $39.3 million, or 20%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to increases in drug development expenses of $22.4 million, employee-related costs of $9.9 million, stock-based compensation expense of $8.7 million, allocated facility related expense of $6.5 million, and outside services of $2.4 million, partially offset by a decrease in clinical trials costs of $11.3 million. Drug development expenses increased primarily due to higher drug substance manufacturing activities related to pamrevlumab. Employee-related costs increased due to higher headcount, higher average compensation level, and increased travel, seminar and conference costs. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments, as well as higher property management and maintenance costs during the current year. Outside services costs increased due to higher scientific contract work related to roxadustat and other HIF-PH inhibitors. Clinical trial costs decreased as a result of nearing completion of Phase 3 trials for roxadustat and Phase 2 trials for pamrevlumab. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

Comparison of the years ended December 31, 2017 and 2016

Research and development expenses increased $9.3 million, or 5%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to increases in employee-related costs of $8.6 million, drug development expenses of $8.2 million and stock-based compensation of $2.7 million, partially offset by decreases in outside services of $5.8 million and allocated facility related expense of $4.5 million. Drug development expenses increased due to higher drug substance manufacturing activities related to pamrevlumab. Employee-related costs increased due to higher headcount and higher average compensation level. Stock-based compensation increased due to cumulative impact of stock option grant activities. Outside services costs decreased due to lower scientific contract work related to other HIF-PH inhibitors. Facility related expenses, as part of the allocated overhead costs, decreased due to the final assessment we obtained during 2017 resulting in a reduction in assessed property tax, as compared to an additional assessed property tax in 2016.

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

Comparison of the years ended December 31, 2018 and 2017

General and administrative expenses increased $12.1 million, or 23%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to increases in stock-based compensation expense of $5.9 million, employee-related costs of $3.0 million, facility related expense of $1.8 million, and outside services costs of $1.1 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher average compensation level and higher headcount. Facility related expenses, as part of the allocated overhead costs, was higher relative to the prior period in which our property taxes were reduced as a result of a final settlement we obtained related to historical property tax payments, as well as higher property management and maintenance costs during the current year. Outside services costs increased due to corporate activities surrounding the Japan Amendment and NDA approval during the fourth quarter of 2018.

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

Interest and Other, Net

	Years Ended December 31,			Change 2018 vs. 2017		Change 2017 vs. 2016
	2018	2017	2016	$	%	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(10,991)	$(9,706)	$(10,725)	$(1,285)	13%	$1,019	(10)%
Interest income and other, net	11,568	6,433	2,628	5,135	80%	3,805	145%
Total interest and other, net	$577	$(3,273)	$(8,097)	$3,850	(118)%	$4,824	(60)%

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

Comparison of the years ended December 31, 2018 and 2017

Interest expense increased $1.3 million, or 13%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a reduction in the imputed interest resulting from the government rent subsidy received by FibroGen China in 2017.

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

Comparison of the years ended December 31, 2018 and 2017

Interest income and other, net increased $5.1 million, or 80%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to $7.0 million higher interest earned on our cash, cash equivalents and investments associated with the higher average balances and $1.6 million higher realized foreign currency gain during the current year period. The increases were partially offset by $1.1 million higher unrealized loss on our marketable equity investments during the current year. In addition, a total of approximately $2.0 million government industry subsidies was received by FibroGen Beijing during the prior year, which did not recur in the current year.

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

Provision for (Benefit from) Income Taxes

	Years Ended December 31,
	2018	2017 *	2016 *
	(dollars in thousands)
Loss before income taxes	$(86,116)	$(120,554)	$(58,139)
Provision for income taxes	304	321	(71)
Effective tax rate	(0.4)%	(0.3)%	0.1%

*Recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.

The provisions for income taxes for the years end December 31, 2018 and 2017 were due to foreign taxes. The benefit from income taxes for the year ended December 31, 2016 was due to the tax effect arising from unrealized gains recognized during the current year in other comprehensive income related to available-for-sale securities, partially offset by foreign taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and no material adjustments were recognized as of December 31, 2018. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act in the future periods may require further adjustments to our analysis.

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

SELECTED QUARTERLY FINANCIAL DATA

The following tables present unaudited quarterly results for 2018 and 2017. These tables include all adjustments, consisting only of normal recurring adjustments that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Payments from our collaboration partners have caused, and are likely to continue to cause, fluctuations in our quarterly results. These unaudited quarterly results of operations should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (b)	$108,054	$29,027	$43,952	$31,925
Operating expenses	88,135	71,799	67,193	72,524
Net income (loss)	20,952	(42,556)	(23,420)	(41,396)
Net income (loss) per share (c):
Basic	0.25	(0.50)	(0.28)	(0.50)
Diluted	$0.23	$(0.50)	$(0.28)	$(0.50)

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (a)	$30,736	$40,550	$30,268	$29,442
Operating expenses	66,320	63,289	60,406	58,262
Net loss	(33,894)	(24,459)	(31,912)	(30,610)
Net loss per share - basic and diluted (c):	$(0.41)	$(0.32)	$(0.46)	$(0.48)

(a)	Revenue for each quarter of the year ended December 31, 2017 was recast to reflect the adoption of the new revenue standards. See Note 2 to the consolidated financial statements.
(b)	Revenue for the fourth quarter of 2018 was significantly higher compared to other quarters due to the product revenue recognized, and revenue recognized on two milestone payments.
(c)

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

On April 11, 2017, we closed an offering of our common stock. In this offering, we sold 5,228,750 shares of our common stock at a public offering price of $22.95 per share. Net proceeds from this offering were $115.1 million, after deducting underwriting discounts and commissions of $4.9 million. In addition, the total offering expenses were approximately $0.6 million. On August 24, 2017, we completed another follow-on offering of our common stock. In this offering, we sold a total of 9,200,000 shares of our common stock at a public offering price of $40.75 per share. Net proceeds from this offering were $356.2 million, after deducting underwriting discounts and commissions of $18.7 million. In addition, the total offering expenses were approximately $0.4 million.

As of December 31, 2018, we had cash and cash equivalents of $89.3 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of December 31, 2018 we had short-term and long-term investments of $532.1 million and $55.8 million, respectively. As of December 31, 2018, a total of $21.9 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(76,144)	$(66,513)	$7,108
Investing activities	(522,123)	69,866	6,622
Financing activities	13,875	496,472	6,738
Effect of exchange rate changes on cash and cash equivalents	(8)	51	(10)
Net increase (decrease) in cash and cash equivalents	$(584,400)	$499,876	$20,458

Operating Activities

Net cash used in operating activities was $76.1 million for the year ended December 31, 2018 and consisted primarily of net loss of $86.4 million adjusted for non-cash items of $58.7 million and a net decrease in operating assets and liabilities of $48.4 million. The significant non-cash items included stock-based compensation expense of $52.1 million, depreciation expense of $6.6 million, unrealized loss on our marketable equity investments of $1.1 million and realized foreign currency gain of $1.1 million. The significant items in the changes in operating assets and liabilities included decreases resulting from accounts receivable of $55.2 million and deferred revenue of $5.0 million, partially offset by increases resulting from accrued liabilities of $5.6 million, accounts payable of $3.6 million, other long-term liabilities of $1.6 million and other assets of $1.1 million. The change in accounts receivable was primarily related to the delivery of $43.9 million roxadustat API to Astellas in December 2018 under the Japan Amendment, as well as the timing of the receipt of payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in deferred revenue was related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accrued liabilities, accounts payable and other long-term liabilities were primarily driven by the timing of invoicing and payments. The change in other assets was primarily related to a cash refund for value added tax received by FibroGen China during the third quarter of 2018.

Net cash used in operating activities was $66.5 million for the year ended December 31, 2017, which consisted primarily of net loss of $120.9 million, adjusted for non-cash items of $45.3 million and a net increase in operating assets and liabilities of $9.0 million. The significant non-cash items included stock-based compensation expense of $37.5 million, depreciation expense of $6.1 million and amortization of bond premium/discount of $1.8 million. The significant items in the changes in operating assets and liabilities included increases resulted from accrued expenses of $9.2 million, accounts receivable of $2.0 million and other long-term liabilities of $1.6 million, partially offset by decreases resulted from other assets of $2.4 million and prepaid expenses and other current assets of $1.9 million. The changes in accrued liabilities and other long-term liabilities were primarily driven by clinical trial activities and the timing of payments. The change in accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in other assets was primarily driven by the input valuation added tax accumulated during the current year and payment for the land use right fee for the commercial active pharmaceutical ingredients manufacturing facility that we are establishing in China. The change in prepaid expenses and other current assets was primarily driven by the timing of invoicing and payments.

Net cash provided by operating activities was $7.1 million for the year ended December 31, 2016, which consisted primarily of net loss of $58.1 million, adjusted for non-cash items of $40.7 million and a net increase in operating assets and liabilities of $24.5 million. The significant non-cash items included stock-based compensation expense of $32.1 million, depreciation expense of $6.0 million and amortization of the premium on investments of $2.7 million. The significant items in the changes in operating assets and liabilities included increases resulted from deferred revenue of $13.2 million, accounts receivable of $5.0 million, accrued liabilities of $3.0 million, other long-term liabilities of $1.9 million, and prepaid expenses and other current assets of $1.1 million. The changes in deferred revenue and accounts receivable were related to the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts payable and accrued liabilities were primarily driven by clinical trial activities and the timing of payments. The changes in other long-term liabilities and prepaid expenses and other current assets were driven by the timing of invoicing and payments.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash used in investing activities was $522.1 million for the year ended December 31, 2018 and consisted of cash used in purchases of available-for-sale securities and term deposit of $576.9 million, and purchases of property and equipment of $8.0 million, partially offset by proceeds from maturities of investments of $54.4 million and sales of available-for-sale securities of $8.2 million.

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

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2018 and consisted primarily of $29.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $15.6 million of cash paid for payroll taxes on restricted stock unit releases, and $0.4 million of repayments on our lease liability.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Contractual Obligations and Commitments

Contractual Obligations

At December 31, 2018, our contractual obligations were as follows:

	Payments Due In
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease obligations	$444	$257	$16	$—	$717
Lease financing obligations	14,379	28,843	27,207	—	70,429
Total contractual obligations	$14,823	$29,100	$27,223	$—	$71,146

The contractual obligations table excludes uncertain tax benefits of approximately $28.0 million that are disclosed in Note 12 to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the deferred tax assets.

Clinical Trials

As of December 31, 2018, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not cancelled such contracts.

Product Development Obligations

As of December 31, 2018, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $10.8 million of principal outstanding and $6.0 million of interest accrued related to the TEKES loans, respectively, which have been included as product development obligations on our consolidated balance sheet.

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

Our collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. Our process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 3 “Collaboration Agreements” to our consolidated financial statements. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

We have identified the following material promises under our collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 3 “Collaboration Agreements” to our consolidated financial statements.

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

Co-development billings resulting from our research and development efforts, which are reimbursable under our collaboration agreements, are considered variable consideration. Determining the reimbursable amount of research and development efforts requires detailed analysis of the terms of the collaboration agreements and the nature of the research and development efforts incurred. Determining the amount of variable consideration from co-development billings requires us to make estimates of future research and development efforts, which involves significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

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

Product revenue consists primarily of sales of commercial-grade API used in support of pre-commercial validation work. In 2018, we recorded revenue from commercial-grade API sales to Astellas based on a transaction price that is subject to potential future adjustments. This represents a form of variable consideration. With respect to these sales in 2018, the transaction price will be adjusted at the time the roxadustat listed price is issued by the Japanese Ministry of Health, Labour and Welfare to reflect differences between estimated and actual listed price, yield from the manufacture of bulk product tablets, and bulk product manufacturing costs. We evaluate the latest available facts and circumstances, including listed prices of comparable drug products in Japan and historical bulk drug product manufacturing yields and costs, to determine whether any adjustments to the estimated transaction price is necessary. As of December 31, 2018, no new facts or circumstances were available to warrant an adjustment to the transaction price.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of our significant judgments is outlined in Note 3 “Collaboration Agreements” to our consolidated financial statements.

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

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. We record a valuation allowance to reduce our deferred tax assets to reflect the net amount that we believe is more likely than not to be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Based upon the weight of available evidence at December 31, 2018, we continue to maintain a full valuation allowance against all of our deferred tax assets after management considered all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative income in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts.

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

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standards”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We adopted the new revenue standards as of January 1, 2018 using the full retrospective method, which required us to recast the prior reporting period presented in the consolidated financial statements. The primary impact upon adoption of the new revenue standards relates to the manner in which revenue is recognized for co-development billings and milestone payments under our collaboration arrangements. Under the new revenue standards, both of these elements of consideration are considered variable consideration which requires us to make estimates of when co-development billings become due or when achievement of a particular milestone becomes probable. Payments are included in the transaction price when it becomes probable that inclusion would not lead to a significant revenue reversal. We have recast our consolidated statement of operations and balance sheet from amounts previously reported due to the adoption of the new revenue standards, which resulted in increases in revenue of $5.3 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively. The adoption of the new revenue standards resulted in increases in deferred revenue, current, and deferred revenue, net of current, as of December 31, 2017 of $8.7 million and $26.0 million, respectively. The adoption of the new revenue standards also resulted in increases in the accumulated deficit of $34.7 million, $40.0 million and $43.7 million as of December 31, 2017, 2016 and 2015, respectively. The adoption of the new revenue standards had no impact to our previously reported consolidated statement of cash flows. Refer to Note 2 to the consolidated financial statements for details.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance was effective for the annual reporting period beginning after December 15, 2017 and interim periods within those annual periods. We adopted this guidance as of January 1, 2018 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $1.3 million as a decrease in accumulated deficit on January 1, 2018, and an increase in accumulated other comprehensive loss. The adoption of this guidance had no impact to our consolidated statement of cash flows for the year ended December 31, 2018. Refer to Note 2 to the consolidated financial statements for details.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. We adopted this guidance as of January 1, 2018, and the adoption of this guidance had no impact to our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires companies to recognize the income tax effects of intercompany sales or transfer of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfer sales or transfer of assets remains in place for intercompany inventory sales and transfers. This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. We adopted this guidance as of January 1, 2018 using the modified retrospective method. The adoption of this guidance did not result in any recognition of previously unrecognized deferred charges using a modified retrospective method, thus had no impact to our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. This guidance is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods, with early adoption permitted. We will adopt this guidance on January 1, 2019 and anticipate a reclassification of $0.6 million from the accumulated other comprehensive loss to the accumulated deficit upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”), which clarifies certain topics included within ASU 2016-13. ASU 2016-13 and ASU 2018-19 are effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and ASU 2018-11 are effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period. We will adopt this guidance as of January 1, 2019 and utilize the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Based on the current evaluation, we anticipate a recognition of approximately $47 million to $62 million in right-of-use assets and approximately $57 million to $67 million in lease liabilities, respectively, upon adoption of this guidance, for our operating leases and facility leases disclosed in Note 8 to our consolidated balance sheets. Accordingly, the related balances as of December 31, 2018 in property and equipment, net, and long-term portion of lease financing obligations would be removed. We do not anticipate a material impact to our consolidated statement of operations or consolidated statement of cash flows upon adoption of this guidance.

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

As of December 31, 2018, our financial assets and liabilities denominated in foreign currencies primarily included CNY22.5 million in cash and cash equivalent, and CNY14.4 million, EUR5.9 million and GBP0.6 million in accounts payable and accrued liabilities. These balances are subject to fluctuation in the exchange rate with the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates would have resulted in a net gain or loss on foreign currency of approximately $0.6 million for the year ended December 31, 2018.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our non-operating cash and cash equivalents primarily in U.S. government treasury bills and notes. A portion of our investments is also invested in certificates of deposit and demand deposits with high quality and established banking institutions. Given the nature of our investments as of December 31, 2018, we believe that our exposure to interest rate risk is not significant. We actively monitor changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2018	December 31, 2017
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$89,258	$673,658
Short-term investments	532,144	62,060
Accounts receivable ($47,210 and $4,004 from a related party)	63,684	8,452
Prepaid expenses and other current assets	4,929	4,800
Total current assets	690,015	748,970

Restricted time deposits	4,145	5,181
Long-term investments	55,820	10,506
Property and equipment, net	127,198	129,476
Other assets	3,420	4,517
Total assets	$880,598	$898,650

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$9,139	$5,509
Accrued liabilities ($444 and $272 to a related party)	66,123	63,781
Deferred revenue	13,771	16,670
Total current liabilities	89,033	85,960

Long-term portion of lease financing obligations	97,157	97,763
Product development obligations	16,798	17,244
Deferred rent	3,038	3,657
Deferred revenue, net of current	136,109	138,241
Other long-term liabilities	9,993	8,047
Total liabilities	352,128	350,912

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2018 and December 31, 2017; 85,432 and 82,498 shares issued and outstanding at December 31, 2018 and December 31, 2017	854	825
Additional paid-in capital	1,226,453	1,160,094
Accumulated other comprehensive loss	(2,281)	(1,795)
Accumulated deficit	(715,827)	(630,657)
Total stockholders’ equity	509,199	528,467
Non-controlling interests	19,271	19,271
Total equity	528,470	547,738
Total liabilities, stockholders’ equity and non-controlling interests	$880,598	$898,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
		(Note 2)	(Note 2)
Revenue:
License revenue (includes $14,323, $0 and $9,548 from a related party)	$22,269	$9,933	$50,607
Development and other revenue (includes $20,903, $20,111 and $21,775 from a related party)	125,913	121,063	132,582
Product revenue (includes $64,776, $0, and $0 from a related party)	64,776	—	—
Total revenue	212,958	130,996	183,189

Operating expenses:
Research and development	235,839	196,517	187,206
General and administrative	63,812	51,760	46,025
Total operating expenses	299,651	248,277	233,231
Loss from operations	(86,693)	(117,281)	(50,042)

Interest and other, net
Interest expense	(10,991)	(9,706)	(10,725)
Interest income and other, net	11,568	6,433	2,628
Total interest and other, net	577	(3,273)	(8,097)

Loss before income taxes	(86,116)	(120,554)	(58,139)
Provision for (benefit from) income taxes	304	321	(71)
Net loss	$(86,420)	$(120,875)	$(58,068)

Net loss per share - basic and diluted	$(1.03)	$(1.66)	$(0.93)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	84,062	72,987	62,744

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
		(Note 2)	(Note 2)
Net loss	$(86,420)	$(120,875)	$(58,068)
Other comprehensive income (loss):
Foreign currency translation adjustments	771	(2,022)	532
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(7)	1,259	140
Reclassification from accumulated other comprehensive loss	—	(72)	19
Net change in unrealized gain on available-for-sale investments	(7)	1,187	159
Other comprehensive income (loss), net of taxes	764	(835)	691
Comprehensive loss	$(85,656)	$(121,710)	$(57,377)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 2)
Balance at December 31, 2015	61,985,079	$620	$586,647	$(1,651)	$(451,714)	$19,271	$153,173
Net loss (Note 2)	—	—	—	—	(58,068)	—	(58,068)
Change in unrealized gain or loss on investments	—	—	—	159	—	—	159
Foreign currency translation adjustments	—	—	—	532	—	—	532
Shares issued from stock plans, net of payroll taxes paid	1,660,759	17	7,124	—	—	—	7,141
Stock appreciation rights settled	17,855	—	—	—	—	—	—
Stock-based compensation	—	—	32,132	—	—	—	32,132
Warrants exercised	1,591	—	—	—	—	—	—
Balance at December 31, 2016	63,665,284	637	625,903	(960)	(509,782)	19,271	135,069
Net loss (Note 2)	—	—	—	—	(120,875)	—	(120,875)
Change in unrealized gain or loss on investments	—	—	—	1,187	—	—	1,187
Foreign currency translation adjustments	—	—	—	(2,022)	—	—	(2,022)
Follow-on Offerings, net of underwriting discounts, commission and issuance costs	14,428,750	144	470,082	—	—	—	470,226
Shares issued from stock plans, net of payroll taxes paid	4,404,094	44	26,570	—	—	—	26,614
Stock-based compensation	—	—	37,539	—	—	—	37,539
Balance at December 31, 2017	82,498,128	825	1,160,094	(1,795)	(630,657)	19,271	547,738
Impact of change in accounting principle upon adoption of ASU 2016-01 (Note 2)	—	—	—	(1,250)	1,250	—	—
Net loss	—	—	—	—	(86,420)	—	(86,420)
Change in unrealized gain or loss on investments	—	—	—	(7)	—	—	(7)
Foreign currency translation adjustments	—	—	—	771	—	—	771
Adjustment to issuance costs for Follow-on Offerings			11	—	—	—	11
Shares issued from stock plans, net of payroll taxes paid	2,933,974	29	14,206	—	—	—	14,235
Stock-based compensation	—	—	52,142	—	—	—	52,142
Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017	2016
		(Note 2)	(Note 2)
Operating activities
Net loss	$(86,420)	$(120,875)	$(58,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,562	6,099	6,040
Net amortization of premium and discount on investments	(42)	1,844	2,729
Unrealized loss on cash equivalents and short-term equity investments	1,120	2	—
Loss on disposal of property and equipment	53	3	—
Stock-based compensation	52,142	37,539	32,132
Realized foreign currency gain	(1,074)	—	—
Tax benefit on unrealized gain on available-for-sale securities	—	—	(211)
Realized gain on sales of available-for-sale securities	(87)	(143)	(37)
Changes in operating assets and liabilities:
Accounts receivable ($(43,206), $98 and $353 from related party)	(55,232)	1,996	4,957
Prepaid expenses and other current assets	(129)	(1,911)	1,099
Other assets	1,090	(2,365)	(136)
Accounts payable	3,630	(714)	(298)
Accrued liabilities ($172, $(1,343) and $(430) from related party)	5,606	9,196	2,965
Deferred revenue	(5,031)	174	13,225
Lease financing liability	32	1,023	814
Other long-term liabilities	1,636	1,619	1,897
Net cash provided by (used in) operating activities	(76,144)	(66,513)	7,108

Investing activities
Purchases of property and equipment	(8,020)	(8,500)	(1,252)
Proceeds from sale of property and equipment	184	5	-
Purchases of available-for-sale securities and term deposit	(576,880)	(169)	(9,041)
Proceeds from sales of available-for-sale securities	8,167	21,109	4,298
Proceeds from maturities of investments	54,426	57,421	12,617
Net cash provided by (used in) investing activities	(522,123)	69,866	6,622

Financing activities
Borrowings under capital lease obligations	49	—	—
Repayments of capital lease obligations	(6)	—	—
Repayments of lease liability	(403)	(403)	(403)
Proceeds from follow-on offerings, net of underwriting discounts and commission costs	—	471,205	—
Cash paid for payroll taxes on restricted stock unit releases	(15,612)	(8,296)	(2,740)
Proceeds from issuance of common stock	29,847	34,910	9,881
Payments of deferred offering costs	—	(944)	—
Net cash provided by financing activities	13,875	496,472	6,738
Effect of exchange rate change on cash and cash equivalents	(8)	51	(10)
Net increase (decrease) in cash and cash equivalents	(584,400)	499,876	20,458
Total cash and cash equivalents at beginning of period	673,658	173,782	153,324
Total cash and cash equivalents at end of period	$89,258	$673,658	$173,782

Supplemental cash flow information:
Interest payments	$218	$255	$295
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	276	3,781	356
Deferred offering costs recorded in accounts payable and accrued liabilities	$24	$35	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. The Company has applied its pioneering expertise in hypoxia-inducible factor (“HIF”) and connective tissue growth factor (“CTGF”) biology to develop innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat (FG-4592), the Company’s most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat has received approval of its New Drug Application (“NDA”) in anemia associated with chronic kidney disease (“CKD”) in dialysis-dependent patients from the National Medical Products Administration (“NMPA”) of the People’s Republic of China (“China”). In conjunction with our collaboration partners, we have completed the Phase 3 trials of roxadustat intended to support an NDA in the United States (“U.S.”) and a Marketing Authorization Application (“MAA”) in the European Union for the treatment of anemia in CKD. In collaboration with its partners AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), the Company is in the process of preparing the NDA for submission to the U.S. Food and Drug Administration (“FDA”) and MAAs for submission to the European Medicines Agency this year. Both the U.S. NDA and European MAA for roxadustat are expected to cover anemia associated with dialysis-dependent CKD and non-dialysis-dependent CKD. The Company is also in Phase 3 clinical development for the treatment of anemia associated with myelodysplastic syndromes (“MDS”). Pamrevlumab, a human monoclonal antibody that inhibits the activity of CTGF, is advancing towards Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer, and is currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

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

	December 31,
	2018	2017
Astellas Pharma Inc. (“Astellas”)—Related party	74%	47%
AstraZeneca AB (“AstraZeneca”)	26%	53%

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less and that are used in the Company’s cash management activities at the date of purchase to be cash equivalents. Cash and cash equivalents include money market accounts, various deposit accounts, and money market funds. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits as of December 31, 2018 and 2017 totaled $4.1 million and $5.2 million, respectively. As of December 31, 2018, a total of $21.9 million of the Company’s cash and cash equivalents is held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, a term deposit and a certificate of deposit. Those investments with original maturities of greater than three months and remaining maturities of less than 12 months are considered short-term investments. Those investments with maturities greater than 12 months are considered long-term investments. The Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Marketable equity securities are equity securities with readily determinable fair value, and are measured and recorded at fair value. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.
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

The Company’s collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. The Company’s process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 3 “Collaboration Agreements.” Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

The Company has identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 3 “Collaboration Agreements.”

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

The transaction price for each collaboration agreement is determined based on the amount of consideration the Company expects to be entitled for satisfying all performance obligations within the agreement. The Company’s collaboration agreements include payments to the Company of one or more of the following: non-refundable upfront license fees; co-development billings; development, regulatory, and commercial milestone payments; payments from sales of active pharmaceutical ingredient (“API”); and royalties on net sales of licensed products.

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

Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under its collaboration agreements, are considered variable consideration. Determining the reimbursable amount of research and development efforts requires detailed analysis of the terms of the collaboration agreements and the nature of the research and development efforts incurred. Determining the amount of variable consideration from co-development billings requires the Company to make estimates of future research and development efforts, which involves significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

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

Product revenue consists of sales of commercial-grade API used in support of pre-commercial validation work. In 2018, the Company recorded revenue from commercial-grade API sales to Astellas based on a transaction price that is subject to potential future adjustments. This represents a form of variable consideration. With respect to these sales in 2018, the transaction price will be adjusted at the time the roxadustat listed price is issued by the Japanese Ministry of Health, Labour and Welfare to reflect differences between estimated and actual listed price, yield from the manufacture of bulk product tablets, and bulk product manufacturing costs. The Company evaluates the latest available facts and circumstances, including listed prices of comparable drug products in Japan and historical bulk drug product manufacturing yields and costs, to determine whether any adjustments to the estimated transaction price is necessary. As of December 31, 2018, no new facts or circumstances were available to warrant an adjustment to the transaction price.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of the Company’s significant judgments is outlined in Note 3 “Collaboration Agreements.”

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

The Company adopted the new revenue standards as of January 1, 2018 using the full retrospective method, which required the Company to recast the prior reporting periods presented in the consolidated financial statements. The primary impact upon adoption of the new revenue standards relates to the manner in which revenue is recognized for co-development billings and milestone payments under the Company’s collaboration arrangements. Under the new revenue standards, both of these elements of consideration are considered variable consideration which requires the Company to make estimates of when co-development billings become due or when achievement of a particular milestone becomes probable. Payments are included in the transaction price when it becomes probable that inclusion would not lead to a significant revenue reversal.

The Company has recast its consolidated statement of operations and balance sheet from amounts previously reported due to the adoption of the new revenue standards. The adoption of the new revenue standards had no impact to the Company’s previously reported consolidated statement of cash flows.

Select line items from the Company’s consolidated statement of operations and balance sheet, which reflect the adoption of the new revenue standards are as follows (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Previously Reported	New Revenue Standards Adjustment	As Recast	As Previously Reported	New Revenue Standards Adjustment	As Recast
Statement of Operations
License revenue	$96,056	$(86,123)	$9,933	$137,352	$(86,745)	$50,607
Development and other revenue	29,612	91,451	121,063	42,225	90,357	132,582
Total revenue	125,668	5,328	130,996	179,577	3,612	183,189
Net loss	(126,203)	5,328	(120,875)	(61,680)	3,612	(58,068)
Net loss per share - basic and diluted	$(1.73)	$0.07	$(1.66)	$(0.98)	$0.05	$(0.93)

				December 31, 2017
				As Previously Reported	New Revenue Standards Adjustment	As Recast
Balance Sheet
Deferred revenue, current				$7,968	$8,702	$16,670
Deferred revenue, net of current				112,231	26,010	138,241
Accumulated deficit				(595,945)	(34,712)	(630,657)

The adoption of the new revenue standards also resulted in the following changes in the accumulated deficit as of December 31, 2016 and 2015:

	As Previously Reported	New Revenue Standards Adjustment	As Recast
Accumulated Deficit
As of December 31, 2016	$(469,742)	$(40,040)	$(509,782)
As of December 31, 2015	$(408,062)	$(43,652)	$(451,714)

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

The adoption of this guidance had no impact to the Company’s consolidated statement of cash flows for the year ended December 31, 2018.

ASU 2017-09

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. The Company adopted this guidance as of January 1, 2018, and the adoption of this guidance had no impact to the Company’s consolidated financial statements.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance requires companies to recognize the income tax effects of intercompany sales or transfer of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfer sales or transfer of assets remains in place for intercompany inventory sales and transfers. This guidance was effective for annual reporting period beginning after December 15, 2017, including interim periods. The Company adopted this guidance as of January 1, 2018 using the modified retrospective method. The adoption of this guidance did not result in any recognition of previously unrecognized deferred charges using a modified retrospective method, thus had no impact to the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the United States (“U.S.”) federal statutory income tax rate from 35% to 21%. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company will adopt this guidance on January 1, 2019 and anticipate a reclassification of $0.6 million from its accumulated other comprehensive loss to its accumulated deficit upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-19”), which clarifies certain topics included within ASU 2016-13. ASU 2016-13 and ASU 2018-19 are effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and ASU 2018-11 are effective for the annual reporting period beginning after December 15, 2018, including interim periods within that reporting period. The Company will adopt this guidance as of January 1, 2019 and utilize the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Based on the current evaluation, the Company anticipates a recognition of approximately $47 million to $62 million in right-of-use assets and approximately $57 million to $67 million in lease liabilities, respectively, upon adoption of this guidance, for its operating leases and facility leases disclosed in Note 8 to its consolidated balance sheets. Accordingly, the related balances as of December 31, 2018 in property and equipment, net, and long-term portion of lease financing obligations would be removed. The Company does not anticipate a material impact to its consolidated statement of operations or consolidated statement of cash flows upon adoption of this guidance.

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

During the second quarter of 2018, Astellas reported positive results from the final phase 3 CKD-dialysis trial of roxadustat in Japan, indicating that Astellas was ready to make an NDA submission for the treatment of anemia with roxadustat in CKD-dialysis patients in 2018. The Company evaluated the regulatory milestone payment associated with NDA submission in Japan based on variable consideration requirements under the current revenue standards and concluded that this milestone became probable of being achieved in the second quarter of 2018. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the second quarter of 2018, substantially all of which was recognized as revenue during the year ended December 31, 2018 from performance obligations satisfied or partially satisfied.

On November 30, 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat API. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. This amendment obligates Astellas to purchase API from the Company, of which $20.9 million was delivered to Astellas in the second quarter of 2018 under a material transfer agreement to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The remaining $43.9 million of API was delivered to Astellas in December 2018.

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

In the fourth quarter of 2018, the Company’s was engaged in the final stages of review with its partners over the proposed development of roxadustat for the treatment of chemotherapy induced anemia (“CIA”). AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50-50 between the Company’s two partners. For revenue recognition purposes, the Company concluded that this new indication represents a modification to the Europe agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA under the Europe Agreement is estimated to continue through the end of 2023 to allow for development of this indication.

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

Under the U.S./RoW Agreement, the Company and AstraZeneca will share equally in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached in 2015). Development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) are fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for delivery of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

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

In September 2016, AstraZeneca approved the protocol related to the development of roxadustat for the treatment of anemia in patients with myelodysplastic syndrome (“MDS”), for which the Company has received approval from then the China Food and Drug Administration (“CFDA,” now known as the National Medicine Products Administration (“NMPA”)) for its clinical trial application for a Phase 2/3 trial and acceptance of its Investigational New Drug Application from the U.S. Food and Drug Administration for a Phase 3 trial. As a result, for revenue recognition purposes, during the third quarter of 2016, the Company extended the estimated joint development service period for the AstraZeneca agreements from the end of 2018 to the end of 2020, to allow for development of MDS.

As mentioned above, in the fourth quarter of 2018, the Company was engaged in the final stages of review with its partners over the proposed development of roxadustat for the treatment of CIA. AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50-50 between the Company’s two partners. In addition to CIA, in December 2018, anemia of chronic inflammation (“ACI”) and multiple myeloma (“MM”) have been approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, the Company concluded that the addition of these new indications represents a modification to the collaboration agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA, ACI and MM under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

In October 2017, then the CFDA (now known as the NMPA) accepted the Company’s recently submitted New Drug Application (“NDA”) for registration of roxadustat for anemia in dialysis-dependent CKD and non-dialysis-dependent CKD (NDD-CKD) patients. This NDA submission triggered a $15.0 million milestone payment to the Company by AstraZeneca, which became probable of being achieved during the third quarter of 2017, and therefore partially recognized as revenue under the new revenue standards during 2017.

On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen China”), received marketing authorization from the NMPA for roxadustat, a first-in-class hypoxia-inducible factor prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. On December 29, 2018, FibroGen China received First Manufacturing Approval for a Product in the Field in the Territory , which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. Approximately $9.9 million of the total $12.0 million milestone payables was recognized as revenue during the fourth quarter of 2018 from performance obligations satisfied or partially satisfied.

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

As of December 31, 2018, the transaction price for the Japan Agreement included $40.1 million of non-contingent upfront payments, $37.5 million of variable consideration related to payments for milestones considered probable of being achieved, and $12.1 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement included $320.0 million of non-contingent upfront payments, $90.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $180.9 million of variable consideration related to co-development billings.

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

(2)

Co-development services (Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period. Co-development services are expected to continue over the development period that is currently estimated to continue through the end of 2019. In addition, the Company concluded that the new indication related to CIA approved in January 2019 represents a modification to the Europe agreements at that time and will be accounted for separately, for which the development service period is estimated to continue through the end of 2023. There was no provision for co-development services in the Japan Agreement.

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

In 2018, the Company recorded revenue from commercial-grade API sales to Astellas to conduct commercial scale manufacturing validation based on a transaction price that is subject to potential future adjustments. This represents a form of variable consideration. The Company evaluates the latest available facts and circumstances to determine whether any adjustments to the estimated transaction price is necessary. As of December 31, 2018, no new facts or circumstances were available to warrant an adjustment to the transaction price.

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

As of December 31, 2018, the transaction price for the U.S./RoW Agreement and China Agreement included $402.2 million of non-contingent upfront payments, $42.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $621.6 million of variable consideration related to co-development billings.

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

(2)

Co-development services. This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. Co-development services are expected to continue over the development period that is currently estimated to continue through the end of 2020. In addition, the Company concluded that the addition of the new indications related to CIA, ACI and MM approved during the fourth quarter of 2018 represents a modification to the collaboration agreements and will be accounted for separately, for which the joint development service period is estimated to continue through the end of 2024.

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

Summary of revenue recognized under the collaboration agreements

The table below summarizes the accounting treatment for the various performance obligations pursuant to each of the Astellas and AstraZeneca agreements. License amounts identified below are included in the “License revenue” line item in the consolidated statements of operations. All other elements identified below are included in the “Development and other revenue” line item in the consolidated statements of operations.

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2018	2017 *	2016 *
Japan	License revenue	$14,323	$—	$9,548
	Development revenue	$2,400	$1,588	$4,288

*	Recast to reflect the adoption of the new revenue standards. See Note 2.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through December 31, 2018	Deferred Revenue at December 31, 2018	Total Consideration Through December 31, 2018
License	$74,089	$—	$74,089
Development revenue	13,908	286	14,194
Total license and development revenue	$87,997	$286	$88,283

The revenue recognized under the Japan Agreement for the year ended December 31, 2018 included an increase of $14.9 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes $1.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2018	2017 *	2016 *
Europe	License revenue	$—	$—	$—
	Development revenue	$18,503	$18,523	$17,487

*	Recast to reflect the adoption of the new revenue standards. See Note 2.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through December 31, 2018	Deferred Revenue at December 31, 2018	Total Consideration Through December 31, 2018
License	$370,481	$—	$370,481
Development revenue	202,836	3,225	206,061
Total license and development revenue	$573,317	$3,225	$576,542

The revenue recognized under the Europe Agreement for the year ended December 31, 2018 included an increase in revenue of $0.6 million, resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $14.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW and China Agreements were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2018	2017 *	2016 *
U.S. / RoW and China	License revenue	$7,946	$9,933	$41,059
	Development revenue	$104,970	$100,928	$110,677
	China performance obligation	$—	$—	$—

*	Recast to reflect the adoption of the new revenue standards. See Note 2.

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through December 31, 2018	Deferred Revenue at December 31, 2018	Total Consideration Through December 31, 2018
License	$294,163	$—	$294,163
Co-development, information sharing & committee services	408,637	20,521	429,158
China performance obligation	—	125,848	125,848
Total license and development revenue	$702,800	$146,369	$849,169

The revenue recognized under the U.S./RoW Agreement and China Agreement for the year ended December 31, 2018 included an increase in revenue of $20.2 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $197.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Product Revenue

As described above, the Japan Amendment obligates Astellas to purchase API from the Company to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The Company fulfilled all the delivery obligations under the term of the Japan Amendment during the year ended December 31, 2018, and recognized the related product revenue of $64.8 million in the same period.

Other Revenues

Other revenues consist primarily of collagen material sold for research purposes. Other revenues were immaterial for each of the three years ended December 31, 2018.

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$292,317	$224,953	$—	$517,270
Bond and mutual funds	10,484	—	—	10,484
Equity investments	234	—	—	234
Money market funds	541	—	—	541
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	29,910	—	29,910
Total	$303,576	$334,863	$—	$638,439

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Corporate bonds	$—	$53,943	$—	$53,943
Bond and mutual funds	18,402	—	—	18,402
Equity investments	221	—	—	221
Money market funds	569,942	—	—	569,942
Total	$588,565	$53,943	$—	$642,508

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,105	$98,105

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Lease financing obligations	$—	$—	$98,476	$98,476

The fair value of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for the years ended December 31, 2018, 2017 and 2016.

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2018	2017
Cash	$38,783	$103,716
US treasury notes and bills	49,934	—
Money market funds	541	569,942
Total cash and cash equivalents	$89,258	$673,658

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$101,200	$93,758
Building shell (Refer to Note 8)	53,880	53,879
Laboratory equipment	16,405	19,497
Machinery	8,382	—
Computer equipment	6,473	6,006
Furniture and fixtures	5,690	5,575
Construction in progress	367	10,402
Total property and equipment	$192,397	$189,117
Less: accumulated depreciation	(65,199)	(59,641)
Property and equipment, net	$127,198	$129,476

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $6.6 million, $6.1 million, and $6.0 million, respectively.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$467,296	$109	$(69)	$467,336
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	—	(90)	29,910
Bond and mutual funds	10,464	20	—	10,484
Equity investments	125	109	—	234
Total investments	$587,885	$238	$(159)	$587,964

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$53,985	$4	$(46)	$53,943
Bond and mutual funds	17,249	1,153	—	18,402
Equity investments	126	95	—	221
Total investments	$71,360	$1,252	$(46)	$72,566

The contractual maturities of the available-for-sale investments and term deposit were as follows (in thousands):

December 31, 2018
Within one year	$532,144
After one year through four years	45,102
Total debt investments	577,246
Bond and mutual funds	10,484
Equity investments	234
Total investments	$587,964

The Company periodically reviews its available-for-sale investments and term deposit for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three years ended December 31, 2018, the Company did not recognize any other-than-temporary impairment loss.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Preclinical and clinical trial accruals	$35,413	$32,321
Payroll and related accruals	21,430	18,810
Property taxes and other	1,095	4,201
Professional services	2,648	1,991
Other	5,537	6,458
Total accrued liabilities	$66,123	$63,781

6.	Product Development Obligations

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2018 and 2017, the Company had $10.8 million and $11.3 million of principal outstanding, respectively, and $6.0 million and $5.9 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.

7.	Convertible Note Payable

In January 2013, FibroGen China entered into a $0.6 million convertible promissory note. The note bears simple interest at a rate of two percent (2.00%) per annum, accrued on an annual basis in arrears. The outstanding principal balance and unpaid accrued interest on the note is due and payable upon the earlier of (a) the effectiveness of the initial public offering of FibroGen China or (b) the eight year anniversary of the date of the note. The total outstanding principal balance and unpaid accrued interest on the note will be converted into Series A Preferred Stock of FibroGen China at the option of the lender or by the Company at its discretion. As of December 31, 2018 and 2017, the total outstanding principal balance and accrued interest were $0.7 million and $0.6 million, respectively, and recorded in the other long-term liabilities in the consolidated balance sheets.

8.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2018 are as follows (in thousands):

Year Ending	Operating Leases
2019	$444
2020	232
2021	25
2022	16
2023	—
Total minimum payments	$717

Facility Lease Financing Obligations

FibroGen, Inc.

In September 2006, the Company entered into a long-term property lease with Shorenstein Properties LLC (“Alexandria” or “landlord”) providing the Company with 234,249 square feet of space for an initial term of 15 years. Upon signing, a stand-by letter of credit was established in the amount of $7.3 million which has been included in restricted time deposits. Starting the fourth quarter of 2016, on an annual basis, 1/8th of this letter of credit was released. As a result, the restriction of a $1.0 million was removed, and the amount was reclassified from restricted time deposits to short-term investment during the fourth quarter of each year since 2016. The agreement included an expansion option to occupy part of an adjacent building within 31 months of the lease commencement date of November 20, 2008. In June 2012, the Company gave notice to its landlord that it would not exercise this expansion option, which resulted in a $5.0 million payment liability to the landlord which is being financed over the remaining lease term of its lease.

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

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2018 are as follows (in thousands):

Year Ending	Lease financing obligations
2019	$14,379
2020	14,664
2021	14,179
2022	14,335
2023	12,872
Total minimum payments	$70,429

Apart from the property leases with Alexandria and BDA Management Committee, rent expense for leased facilities under operating lease commitments was $3.1 million, $3.0 million, and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company received sublease income of $3.5 million, $3.9 million, and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were recorded as a reduction of research and development expenses and general and administrative expenses for the respective periods.

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

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2018 and 2017, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock.

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

FibroGen China

FibroGen China had 6,758,000 Series A Preference Shares outstanding as of December 31, 2018 and 2017, respectively. The holders of the FibroGen China Series A Preference Shares have the following rights, preferences and privileges:

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

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2018 and 2017. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary. Upon the initial public offering and as described above, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSUs grant and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2018	2017
Common stock outstanding	85,432	82,498
Stock options outstanding	10,430	11,550
RSUs outstanding	1,428	1,562
Common stock warrants outstanding	4	4
Shares reserved for future stock options and RSUs grant	6,041	4,190
Shares reserved for future ESPP offering	2,618	2,024
Total shares of common stock reserved	105,953	101,828

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

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2018, the Company has reserved 6,040,725 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2018 and 2017, no shares of Common Stock were subject to repurchase by the Company.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2017	11,550	$14.82
Granted	1,307	53.64
Exercised	(2,271)	11.20
Expired	(7)	5.82
Forfeited	(149)	30.55
Outstanding at December 31, 2018	10,430	20.25	5.47	$281,436
Vested and expected to vest, December 31, 2018	10,430	20.25	5.47	281,436
Exercisable at December 31, 2018	7,644	$13.83	4.47	$248,206

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $97.5 million, $111.9 million, and $17.9 million, respectively.

The following table summarizes RSU activity:

	Shares (In thousands)	Fair Value at Grant
Unvested at December 31, 2017	1,562	$24.75
Granted	706	53.69
Vested	(727)	24.70
Forfeited	(113)	35.12
Unvested at December 31, 2018	1,428	$38.26

Among the vested RSUs during the year ended December 31, 2017, 432,472 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2018, 2017 and 2016 was $53.69, $26.59 and $19.37, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year commencing January 1, 2016 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 230,317 shares, 250,834 shares and 266,720 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2018, 2017 and 2016, respectively.

The expected term of 2014 ESPP shares is the average of the remaining purchase periods under each offering period.

Stock-Based Compensation

Stock-based compensation expense allocated to research and development and general and administrative expense for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$30,491	$21,807	$19,070
General and administrative	21,651	15,732	13,062
Total stock-based compensation expense	$52,142	$37,539	$32,132

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

Prior to the Company’s initial public offering, the Company, in making its determinations of the fair value of its Common Stock, considered a variety of quantitative and qualitative factors, including (i) net present value of the Company’s projected earnings, (ii) fair market value of the stock of comparable publicly-traded companies, (iii) any third party transactions involving the Company’s convertible preferred stock, (iv) liquidation preferences of the Company’s preferred stock and the likelihood of conversion of the preferred stock, (v) changes in the Company’s business operations, financial condition and results of operations over time, including cash balances and burn-rate, (vi) the status of new product development, and (vii) general financial market conditions. Subsequent to the IPO, the fair market value of common stock is based on the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of the grant.

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

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2018	2017	2016
Stock Options
Expected term (in years)	5.4	5.7	5.3
Expected volatility	67.9%	71.5%	69.9%
Risk-free interest rate	2.7%	2.2%	1.4%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$32.12	$16.96	$11.49

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.3 - 75.3%	52.8 - 77.2%	61.9 - 80.7%
Risk-free interest rate	0.8 - 2.9%	0.5 - 1.6%	0.2 - 1.0%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$16.27	$9.41	$9.94

As of December 31, 2018, there was $46.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.24 years. As of December 31, 2018, there was $40.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs granted that will be recognized on a straight-line basis over the weighted-average period of 2.40 years.

Warrants

The following warrants to purchase shares of Common Stock were issued in connection with certain facility and equipment lease financing arrangements and are outstanding at December 31, 2018:

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

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three years presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Employee stock options	10,430	11,550	13,660
RSUs outstanding	1,428	1,562	1,211
Warrants	4	4	4
	11,862	13,116	14,875

11.	FibroGen, Inc. 401(k) Plan

Substantially all of the Company’s full-time United States of America-based employees are eligible to make contributions to the Company’s 401(k) Plan. Under this plan, participating employees may defer up to 60% of their pretax salary during the year, but not more than statutory limits. The Company may elect to match employee contributions. Matching contributions of $2.9 million, $2.5 million and $2.3 million were made during years ended December 31, 2018, 2017 and 2016, respectively.

12.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017 *	2016 *
Domestic	$(38,472)	$(80,735)	$(25,342)
Foreign	(47,644)	(39,819)	(32,797)
Loss before provision for income taxes	$(86,116)	$(120,554)	$(58,139)

*	Recast to reflect the adoption of the new revenue standards. See Note 2.

The provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	2	2	2
Foreign	302	319	139
Total current	304	321	141
Deferred:
Federal	—	—	(212)
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	(212)
Total provision for (benefit from) income taxes	$304	$321	$(71)

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	21.0%	34.0%	34.0%
State tax	—%	—%	—%
Stock-based compensation expense	14.5%	18.5%	(7.9)%
Change in deferred tax assets due to rate change	—%	43.9%	—%
Change in valuation allowance due to rate change	—%	(43.9)%	—%
Net operating losses not benefitted	(23.2)%	(43.8)%	(12.9)%
Foreign net operating losses not benefitted	(11.6)%	(6.7)%	(13.0)%
Orphan drug credit	0.0%	(2.0)%	—%
Other	(1.1)%	(0.3)%	(0.1)%
Total	(0.4)%	(0.3)%	0.1%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Federal and state net operating loss carryforwards	$91,683	$71,256
Tax credit carryforwards	45,885	39,488
Foreign net operating loss carryforwards	21,295	15,052
Stock-based compensation	9,281	7,835
Lease obligations	2,511	2,737
Reserves and accruals	6,072	4,851
Deferred revenue	16,454	18,103
Fixed assets	356	—
Other	450	420
Subtotal	193,987	159,742
Less: Valuation allowance	(193,987)	(159,540)
Net deferred tax assets	—	202

Fixed assets	—	(181)
Other	—	(21)
Net deferred tax liabilities	—	(202)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $34.4 million, $30.5 million and $12.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2018, the Company had net operating loss carryforwards available to offset future taxable income of approximately $400.3 million and $148.1 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2019 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $86.3 million which expire between 2019 and 2028 if not utilized.

At December 31, 2018, the Company had approximately $46.4 million of federal and $26.3 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2019 and the California research credits have no expiration dates.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and no material adjustments were recognized as of December 31, 2018. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act in the future periods may require further adjustments to the Company’s analysis.

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

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2018 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $28.0 million as of December 31, 2018. Approximately $0.5 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2018 and 2017 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2018 is as follows (in thousands):

Federal and State
Balance as of December 31, 2015	$24,213
Decrease due to prior positions	(7,109)
Increase due to current year position	2,550
Balance as of December 31, 2016	19,654
Increase due to prior positions	303
Increase due to current year position	5,448
Decrease due to U.S. tax rate change	(2,044)
Balance as of December 31, 2017	23,361
Increase due to prior positions	379
Increase due to current year position	4,216
Balance as of December 31, 2018	$27,956

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2009 to 2018. The Company is not currently under audit in any tax jurisdiction.

13.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2018, 2017 and 2016, the Company recorded revenue related to collaboration agreements with Astellas of $100.0 million, $20.1 million, and $31.3 million, respectively. The related party revenue for the year ended December 31, 2018 included $64.8 million product revenue for API to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. See Note 3 and below for details. The related party revenue was recast for each of the years ended December 31, 2017 and 2016 as a result of adoption of the new revenue standards. See Note 2 for details.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded expense related to collaboration agreements with Astellas of $1.5 million, $1.0 million and $6.4 million, respectively.

As of December 31, 2018 and 2017, accounts receivable from Astellas were $47.2 million and $4.0 million, respectively, and amounts due to Astellas were $0.4 million and $0.3 million, respectively. The amounts due are included in accrued liabilities on the consolidated balance sheets. The accounts receivable from Astellas as of December 31, 2018 included $43.8 million related to the delivery of roxadustat API to Astellas during the fourth quarter of 2018. The sale of API was pursuant to the Japan Amendment allowing Astellas to manufacture roxadustat drug product for commercialization in Japan.

14.	Segment and Geographic Information

The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM reviews financial information presented for the Company’s various clinical trial programs as well as results on a consolidated basis. License revenues and development revenues received are not allocated to various programs for purposes of determining a profit measure and resource allocation decisions are made by the CODM based primarily on consolidated results. As such, the Company has concluded that it operates as one segment. Supplemental enterprise-wide information has been presented below.

Geographic Revenues

Geographic revenues, which are based on the bill-to region, are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Europe	$112,916	$110,861	$151,736
Japan (related party)	100,002	20,111	31,323
All other	40	24	130
Total revenue	$212,958	$130,996	$183,189

Geographic Long-Lived Assets

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2018	2017
United States	$103,539	$107,228
China	23,659	22,248
Total property and equipment	$127,198	$129,476

Customer Concentration

Substantially all of the Company’s revenues to date have been generated from the following collaboration partners that respectively accounted for more than 10% of the Company’s total revenue and accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Astellas—Related party	47%	15%	17%	74%	47%
AstraZeneca	53%	85%	83%	26%	53%

Schedule II: Valuation and Qualifying Accounts

(in thousands)

		Charged	Charged
	Balance at	(Credited)	to Other
	Beginning of	to Statement	Accounts -	Deductions,	Balance at
	Year	of Operation	Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2018	$159,540	$34,447	$—	$—	$193,987
Year ended December 31, 2017	$128,995	$11,039	$19,506	$—	$159,540
Year ended December 31, 2016	$116,718	$12,277	$—	$—	$128,995

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2018, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation of our internal control over financial reporting, management concluded that, our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II is included on page 166. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

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

		S-1	333-199069	10.3(v)	10/1/2014

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	10-Q		10.6	8/7/2018

10.5+	FibroGen, Inc. 2018 Bonus Plan.	8-K	001-36740	10.5	2/16/2018

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.9	11/8/2017

10.9(i)*†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	—	—	—	—

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	S-1/A	333-199069	10.17	10/23/2014

10.16†	Amended and Restated License, Development and Commercialization Agreement by and between Registrant and AstraZeneca AB, effective as of July 30, 2013.	10-Q/A	001-36740	10.16	12/14/2017

10.17†	License Agreement by and between FibroGen, Inc. and the University of Miami and its School of Medicine, dated as of May 23, 1997.	S-1	333-199069	10.19	10/1/2014

10.18†	First Amendment to May 23, 1997 License Agreement by and between FibroGen, Inc. and University of Miami, effective as of July 29, 1999.	S-1	333-199069	10.20	10/1/2014

10.19	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.20	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.21†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	S-1	333-199069	10.23	10/1/2014

10.22†	License Agreement by and between FibroGen, Inc. and the Dana-Farber Cancer Institute, Inc., effective as of March 29, 2006.	S-1	333-199069	10.24	10/1/2014

10.23	Amendment No. 1 to License agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of February 28, 2006.	S-1	333-199069	10.25	10/1/2014

10.24	Amendment No. 2 to License Agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of March 14, 2006.	S-1	333-199069	10.26	10/1/2014

10.25+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.26(i)†	Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 29, 2007.	S-1	333-199069	10.28(i)	10/1/2014

10.26(ii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 26, 2008.	S-1	333-199069	10.28(ii)	10/1/2014

10.26(iii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 18, 2008.	S-1	333-199069	10.28(iii)	10/1/2014

10.26(iv)†	Amendment No. 1 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 28, 2009.	S-1	333-199069	10.28(iv)	10/1/2014

10.26(v)†	Amendment No. 3 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 5, 2010.	S-1	333-199069	10.28(v)	10/1/2014

10.26(vi)†	Amendment No. 4 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 24, 2011.	S-1	333-199069	10.28(vi)	10/1/2014

10.26(vii)†	Amendment No. 5 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of April 15, 2011.	S-1	333-199069	10.28(vii)	10/1/2014

10.26(viii)†	Amendment No. 6 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 26, 2011.	S-1	333-199069	10.28(viii)	10/1/2014

10.26(ix)†	Amendment No. 7 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 1, 2012.	S-1	333-199069	10.28(ix)	10/1/2014

10.26(x)†	Amendment No. 8 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 10, 2012.	S-1	333-199069	10.28(x)	10/1/2014

10.26(xi)†	Amendment No. 9 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 26, 2012.	S-1	333-199069	10.28(xi)	10/1/2014

10.26(xii)†	Amendment No. 10 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 21, 2013.	S-1	333-199069	10.28(xii)	10/1/2014

10.26(xiii)†	Amendment No. 11 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 9, 2013.	S-1	333-199069	10.28(xiii)	10/1/2014

10.26(xiv)†	Amendment No. 12 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 1, 2013.	S-1	333-199069	10.28(xiv)	10/1/2014

10.26(xv)†	Amendment No. 13 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 6, 2014.	S-1	333-199069	10.28(xv)	10/1/2014

10.26(xvi)†	Amendment No. 14 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 5, 2014.	S-1	333-199069	10.28(xvi)	10/1/2014

10.26(xvii)†	Amendment No. 15 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of October 20, 2014.	10-Q	001-36740	10.28(xvii)	11/12/2015

10.26(xviii)†	Amendment No. 16 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xviii)	11/12/2015

10.26(xix)†	Amendment No. 17 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xix)	11/12/2015

10.26(xx)†	Amendment No. 18 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 15, 2015.	10-Q	001-36740	10.28(xx)	11/12/2015

10.26(xxi)†	Amendment No. 19 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 1, 2015.	10-Q	001-36740	10.28(xxi)	11/12/2015

10.26(xxii)†	Amendment No. 20 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 1, 2015.	10-Q	001-36740	10.28(xxii)	11/12/2015

10.26(xxiii)†	Amendment No. 21 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 29, 2015.	10-Q	001-36740	10.28(xxiii)	11/12/2015

10.26(xxiv)†	Amendment No. 23 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of September 1, 2015.	10-Q	001-36740	10.28(xxiv)	11/12/2015

10.26(xxv)†	Amendment No. 22 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of April 14, 2016.	10-Q	001-36740	10.26(xxv)	8/8/2016

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

		10-Q	001-36740	10.26(xxvii)	8/8/2016

10.26(xxviii)†	Amendment No. 26 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of June 30, 2016.	10-Q	001-36740	10.26(xxviii)	8/8/2016

10.26(xxix)†	Amendment No. 27 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of July 25, 2016.	10-Q	001-36740	10.26(xxix)	11/8/2016

10.26(xxx)†	Amendment No. 28 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 22, 2016.	10-Q	001-36740	10.26(xxx)	11/8/2016

10.26(xxxi)†	Amendment No. 29 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxi)	3/1/2017

10.26(xxxii)†	Amendment No. 30 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxii)	3/1/2017

10.26(xxxiii)†	Amendment No. 31 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of March 2, 2017	10-Q	001-36740	10.26(xxxiii)	5/9/2017

10.26(xxxiv)†	Amendment No. 32 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	10-K	001-36740	10.26(xxxiv)	2/27/2018

10.26(xxxv)†	Work Order No. 1 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	10-K	001-36740	10.26(xxxv)	2/27/2018

10.27†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017	10-Q	001-36740	10.32	5/9/2017

10.28+	Offer Letter, by and between FibroGen, Inc. and Frank Valone, dated as of November 3, 2008.	S-1	333-199069	10.29	10/1/2014

10.29+	Offer Letter, by and between FibroGen, Inc. and K. Peony Yu, dated as of November 21, 2008.	S-1	333-199069	10.30	10/1/2014

10.30+	Offer Letter, by and between FibroGen, Inc. and Pat Cotroneo, dated as of October 23, 2000.	S-1	333-199069	10.31	10/1/2014

10.31+	Form of Change in Control and Severance Agreement by and between FibroGen, Inc. and its officers.	S-1/A	333-199069	10.32	10/24/2014

10.32+	Form of Executive Officer Change in Control and Severance Agreement	10-Q	001-36740	10.33	5/9/2017

21.1	Subsidiaries of FibroGen, Inc.	S-1/A	333-199069	21.1	10/24/2014

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	XBRL Instance Document	—	—	—	—

101.SCH*	XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

*	Filed herewith.
†	Confidential Treatment Requested.

+	Indicates a management contract or compensatory plan.
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

FIBROGEN, INC.

Date: February 27, 2019	By:	/s/ Thomas B. Neff
Thomas B. Neff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2019	By:	/s/ Pat Cotroneo
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

Signature	Title	Date

/s/ Thomas B. Neff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
Thomas B. Neff

/s/ Pat Cotroneo	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Pat Cotroneo

/s/ Jeffrey L. Edwards	Director	February 27, 2019
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	February 27, 2019
Jeffrey W. Henderson

/s/ Maykin Ho, Ph.D.	Director	February 27, 2019
Maykin Ho, Ph.D.

/s/ Thomas F. Kearns Jr.	Director	February 27, 2019
Thomas F. Kearns Jr.

/s/ Kalevi Kurkijärvi, Ph.D.	Director	February 27, 2019
Kalevi Kurkijärvi, Ph.D.

/s/ Gerald Lema	Director	February 27, 2019
Gerald Lema

/s/ Rory B. Riggs	Director	February 27, 2019
Rory B. Riggs

/s/ Roberto Pedro Rosenkranz, Ph.D. M.B.A.	Director	February 27, 2019
Roberto Pedro Rosenkranz, Ph.D. M.B.A.

/s/ Jorma Routti, Ph.D.	Director	February 27, 2019
Jorma Routti, Ph.D.

/s/ James A. Schoeneck	Director	February 27, 2019
James A. Schoeneck

/s/ Toshinari Tamura, Ph.D.	Director	February 27, 2019
Toshinari Tamura, Ph.D.