Form 10-Q
period 2019-03-31
FIBROGEN INC
filed 2019-05-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FGEN	The Nasdaq Global Select Market

The number of shares of common stock outstanding as of April 30, 2019 was 86,221,978.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$81,673	$89,258
Short-term investments	483,726	532,144
Accounts receivable ($3,898 and $47,210 from a related party)	6,023	63,684
Prepaid expenses and other current assets	7,578	4,929
Total current assets	579,000	690,015

Restricted time deposits	4,145	4,145
Long-term investments	132,203	55,820
Property and equipment, net	45,828	127,198
Finance lease right-of-use assets	47,029	—
Other assets	4,192	3,420
Total assets	$812,397	$880,598

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$3,772	$9,139
Accrued and other current liabilities ($519 and $444 to a related party)	66,278	66,123
Deferred revenue	12,104	13,771
Finance lease liabilities, current	11,766	—
Total current liabilities	93,920	89,033

Long-term portion of lease obligations	1,443	97,157
Product development obligations	16,545	16,798
Deferred rent	—	3,038
Deferred revenue, net of current	135,196	136,109
Finance lease liabilities, non-current	46,818	—
Other long-term liabilities	9,981	9,993
Total liabilities	303,903	352,128

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2019 and December 31, 2018; 86,130 and 85,432 shares issued and outstanding at March 31, 2019 and December 31, 2018	861	854
Additional paid-in capital	1,242,460	1,226,453
Accumulated other comprehensive loss	(937)	(2,281)
Accumulated deficit	(753,161)	(715,827)
Total stockholders’ equity	489,223	509,199
Non-controlling interests	19,271	19,271
Total equity	508,494	528,470
Total liabilities, stockholders’ equity and non-controlling interests	$812,397	$880,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
License revenue	$—	$—
Development and other revenue (includes $4,859 and $5,172 from a related party)	23,863	31,925
Total revenue	23,863	31,925

Operating expenses:
Research and development	50,496	56,974
Selling, general and administrative	22,210	15,550
Total operating expenses	72,706	72,524
Loss from operations	(48,843)	(40,599)

Interest and other, net
Interest expense	(770)	(2,769)
Interest income and other, net	4,177	2,071
Total interest and other, net	3,407	(698)

Loss before income taxes	(45,436)	(41,297)
Provision for (benefit from) income taxes	(25)	99
Net loss	$(45,411)	$(41,396)

Net loss per share - basic and diluted	$(0.53)	$(0.50)
Weighted average number of common shares used to calculate net loss per share - basic and diluted	85,704	82,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(45,411)	$(41,396)
Other comprehensive income (loss):
Foreign currency translation adjustments	291	(527)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	442	(50)
Net change in unrealized gain on available-for-sale investments	442	(50)
Other comprehensive income (loss), net of taxes	733	(577)
Comprehensive loss	$(44,678)	$(41,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 1)
Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842 (Note 1)					8,688		8,688
Impact of change in accounting principle upon adoption of ASU 2018-02 (Note 1)	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	(45,411)	—	(45,411)
Change in unrealized gain or loss on investments	—	—	—	442	—	—	442
Foreign currency translation adjustments	—	—	—	291	—	—	291
Shares issued from stock plans, net of payroll taxes paid	697,462	7	(423)	—	—	—	(416)
Stock-based compensation	—	—	16,430	—	—	—	16,430
Balance at March 31, 2019	86,129,564	$861	$1,242,460	$(937)	$(753,161)	$19,271	$508,494

Balance at December 31, 2017	82,498,128	$825	$1,160,094	$(1,795)	$(630,657)	$19,271	$547,738
Impact of change in accounting principle upon adoption of ASU 2016-01	—	—	—	(1,250)	1,250	—	—
Net loss	—	—	—	—	(41,396)	—	(41,396)
Change in unrealized gain or loss on investments	—	—	—	(50)	—	—	(50)
Foreign currency translation adjustments	—	—	—	(527)	—	—	(527)
Shares issued from stock plans, net of payroll taxes paid	922,497	9	2,137	—	—	—	2,146
Stock-based compensation	—	—	10,878	—	—	—	10,878
Balance at March 31, 2018	83,420,625	$834	$1,173,109	$(3,622)	$(670,803)	$19,271	$518,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(45,411)	$(41,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,744	1,519
Amortization of finance lease right-of-use assets	2,569
Net amortization of premium and discount on investments	(1,350)	277
Unrealized gain on cash equivalents and short-term equity investments	(51)	(165)
Gain on disposal of property and equipment	(10)	—
Stock-based compensation	16,430	10,878
Tax benefit on unrealized gain on available-for-sale securities	(118)	—
Changes in operating assets and liabilities:
Accounts receivable	57,661	(1,523)
Prepaid expenses and other current assets	(2,785)	1,380
Other assets	(51)	(364)
Accounts payable	(5,367)	(1,960)
Accrued and other liabilities	736	(1,066)
Deferred revenue	(2,580)	(5)
Lease obligations	—	14
Accrued interest for finance lease liabilities	219	—
Other long-term liabilities	(156)	448
Net cash provided by (used in) operating activities	22,480	(31,963)

Investing activities
Purchases of property and equipment	(483)	(1,837)
Purchases of available-for-sale securities and term deposit	(76,004)	(44)
Proceeds from maturities of investments	50,000	17,180
Net cash provided by (used in) investing activities	(26,487)	15,299

Financing activities
Repayments of finance lease liabilities	(3,017)	—
Repayments of lease obligations	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(5,988)	(6,813)
Proceeds from issuance of common stock	5,572	8,959
Net cash provided by (used in) financing activities	(3,534)	2,045
Effect of exchange rate change on cash and cash equivalents	(44)	(32)
Net decrease in cash and cash equivalents	(7,585)	(14,651)
Total cash and cash equivalents at beginning of period	89,258	673,658
Total cash and cash equivalents at end of period	$81,673	$659,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and is a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. The Company has applied its pioneering expertise in hypoxia-inducible factor (“HIF”) and connective tissue growth factor (“CTGF”) biology to develop innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat (FG-4592), the Company’s most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat has received approval of its New Drug Application (“NDA”) in anemia associated with chronic kidney disease (“CKD”) in dialysis-dependent patients from the National Medical Products Administration (“NMPA”) of the People’s Republic of China (“China”). In conjunction with our collaboration partners, we have completed the Phase 3 trials of roxadustat intended to support an NDA in the United States (“U.S.”) and a Marketing Authorization Application (“MAA”) in the European Union for the treatment of anemia in CKD. In collaboration with its partners AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), the Company is in the process of preparing the NDA for submission to the U.S. Food and Drug Administration (“FDA”) and MAA for submission to the European Medicines Agency this year. Both the U.S. NDA and European MAA for roxadustat are expected to cover anemia associated with dialysis-dependent CKD and non-dialysis-dependent CKD. The Company is also in Phase 3 clinical development for the treatment of anemia associated with myelodysplastic syndromes (“MDS”). Pamrevlumab, a human monoclonal antibody that inhibits the activity of CTGF, is advancing towards Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer, and is currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (“2018 Form 10-K”).

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2018 Form 10-K, except for the following:

Leases

The Company determines if an arrangement is a lease at inception date when it is given control of the underlying assets. The Company elected the practical expedient not to apply the lease recognition and measurement requirements to short-term leases, which is any lease with a term of 12 months or less as of the commencement date that does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The Company’s building leases previously accounted for as build-to-suit arrangements prior to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”) are accounted for as finance leases under the requirements of ASC 842.

Lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As its leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company will reassess the incremental borrowing rate periodically for application to any new leases or lease modifications or if any company-specific or general business conditions warrant.

Lease ROU assets include any lease payments made and initial direct costs incurred. The Company has lease agreements with lease and non-lease components. The Company generally accounts for each lease component separately from the non-lease components, and excludes all non-lease components from the calculation of minimum lease payments in measuring the ROU asset and lease liability.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease terms.

Regarding leases denominated in a foreign currency, the related ROU assets and the corresponding ROU asset amortization costs are remeasured using the exchange rate in effect at the date of initial recognition; the related lease liabilities are remeasured using the exchange rate in effect at the end of the reporting period; the lease costs and interest expenses related to lease liability accretion are remeasured using average exchange rates for the reporting period.

Finance leases are included in finance lease ROU assets, finance lease liabilities, current and non-current on the Company’s consolidated balance sheets. Operating leases are included in other assets, accrued and other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets.

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

Recently Issued and Adopted Accounting Guidance

ASC 842

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the above guidance under ASC 842 as of January 1, 2019, using the modified retrospective transition method, through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company elected the optional transition method under the guidance, which allowed it to continue applying previous lease guidance (ASC 840) for the comparative prior year periods presentation in the year of adoption. Accordingly, the Company recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

In addition, the Company elected the package of transitional practical expedients permitted under the transition guidance under ASC 842, which among other things allows the Company to carry forward its historical lease classification, and not to reassess initial direct costs for any existing leases. Meanwhile, the Company did not elect the hindsight practical expedient because it has limited number of leases, lease terms are straightforward, and most of its lease renewals are undefined until negotiated.

In addition, the Company has elected the short term accounting policy practical expedient and does not apply the balance sheet recognition requirements for short-term leases (excluding expenses relating to leases with a lease term of one month or less), by class of underlying asset to which the right of use relates. The Company has not elected the non-lease components practical expedient, and therefore accounts for each lease component separately from the non-lease components.

Upon adoption of ASC 842, the Company classified its existing building leases that were previously accounted for as build-to-suit arrangements as finance leases, and applied the transition guidance. Accordingly, the Company derecognized the assets and liabilities previously recognized under ASC 840 build-to-suit guidance. In addition, as a result of applying the transition guidance, the Company also recorded an adjustment to the accumulated depreciation of related leasehold improvements to reflect a change in estimated useful life from the building life to the shorter of the building life and remaining lease term. Differences between the assets and liabilities derecognized were recorded to the opening balance of retained earnings.

The impacts to the select line items from the Company’s condensed consolidated balance sheet upon adoption of the ASC 842 guidance are as follows (in thousands):

Balance Sheet Line Item	Nature of Adjustment	New Lease Guidance Adoption Adjustment
Assets
Property and equipment, net	Derecognition - build-to-suit lease assets - building shell, cost	$(53,880)
	Derecognition - build-to-suit lease assets - building shell, accumulated depreciation	13,476
	Change of useful life - leasehold improvements, accumulated depreciation	(38,877)
Finance lease right-of-use assets	Recognition - finance lease ROU assets	49,597
Other assets	Recognition - operating lease ROU assets	730
Liabilities
Accrued and other current liabilities	Derecognition - deferred rent, current	(619)
	Derecognition - build-to-suit lease liabilities, current	(545)
	Recognition - operating lease liabilities, current	404
Finance lease liabilities, current	Recognition - finance lease liabilities, current	11,499
Long-term portion of lease obligations	Derecognition - build-to-suit lease liabilities, non-current	(95,613)
Deferred rent	Derecognition - deferred rent, non-current	(3,038)
Finance lease liabilities, non-current	Recognition - finance lease liabilities, non-current	49,884
Other long-term liabilities	Recognition - operating lease liabilities, non-current	250
Stockholders’ equity
Accumulated deficit	Cumulative decrease to accumulated deficit	$8,688

The adoption of this guidance did not have a material impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2019.

ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance was effective for annual reporting period beginning after December 15, 2018, including interim periods. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach. The impacts, based on the aggregate portfolio approach, to the Company’s accumulated other comprehensive loss and accumulated deficit upon adoption of this guidance are as follows (in thousands):

	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance at December 31, 2018	$(2,281)	$(715,827)
Impact of change in accounting principle upon adoption of ASU 2018-02	611	(611)
Opening balance as of January 1, 2019	$(1,670)	$(716,438)

The adoption of this guidance had no impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2019.

SEC Disclosure Requirement

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, the changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is presented. This final rule was effective as of November 5, 2018. Accordingly, the Company included the condensed consolidated statements of changes in stockholders’ equity in Form 10-Q starting the first quarter of 2019.

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance was effective for annual reporting period beginning after December 15, 2018, including interim periods. The Company adopted this guidance on January 1, 2019, and the adoption of this guidance had no impact to the Company’s consolidated financial statements.

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

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). Under the Europe Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $425.0 million in potential milestone payments, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

In the fourth quarter of 2018, the Company was engaged in the final stages of review with its partners over the proposed development of roxadustat for the treatment of chemotherapy induced anemia (“CIA”). AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50/50 between AstraZeneca and Astellas. For revenue recognition purposes, the Company concluded that this new indication represents a modification to the Europe agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA under the Europe Agreement is estimated to continue through the end of 2023 to allow for development of this indication.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca paid upfront, non-contingent and non-refundable payments totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development.

As mentioned above, in the fourth quarter of 2018, the Company was engaged in the final stages of review with its partners over the proposed development of roxadustat for the treatment of CIA. AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50/50 between AstraZeneca and Astellas. In addition to CIA, in December 2018, anemia of chronic inflammation (“ACI”) and multiple myeloma (“MM”) have been approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, the Company concluded that the addition of these new indications represents a modification to the collaboration agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA, ACI and MM under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), received marketing authorization from the NMPA for roxadustat, a first-in-class hypoxia-inducible factor prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. On December 29, 2018, FibroGen Beijing received First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2019	2018
Japan	License revenue	$—	$—
	Development revenue	$246	$449

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through March 31, 2019	Deferred Revenue at March 31, 2019	Total Consideration Through March 31, 2019
License	$74,089	$—	$74,089
Development revenue	14,154	207	14,361
Total license and development revenue	$88,243	$207	$88,450

The revenue recognized under the Japan Agreement for the three months ended March 31, 2019 included an immaterial amount resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes $0.9 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2019	2018
Europe	License revenue	$—	$—
	Development revenue	$4,613	$4,723

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through March 31, 2019	Deferred Revenue at March 31, 2019	Total Consideration Through March 31, 2019
License	$370,481	$—	$370,481
Development revenue	207,450	2,334	209,784
Total license and development revenue	$577,931	$2,334	$580,265

The revenue recognized under the Europe Agreement for the three months ended March 31, 2019 included an increase in revenue of $0.1 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $12.7 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2019	2018
U.S. / RoW and China	License revenue	$—	$—
	Development revenue	19,004	26,723
	China performance obligation	$—	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through March 31, 2019	Deferred Revenue at March 31, 2019	Total Consideration Through March 31, 2019
License	$294,163	$—	$294,163
Co-development, information sharing & committee services	427,641	16,787	444,428
China performance obligation	—	127,972	127,972
Total license and development revenue	$721,804	$144,759	$866,563

The revenue recognized under the U.S./RoW Agreement for the three months ended March 31, 2019 included an increase in revenue of $0.9 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $172.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

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

3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$344,728	$150,368	$—	$495,096
Bond and mutual funds	10,591	—	—	10,591
Equity investments	246	—	—	246
Money market funds	9,395	—	—	9,395
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	29,996	—	29,996
Total	$364,960	$260,364	$—	$625,324

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$292,317	$224,953	$—	$517,270
Bond and mutual funds	10,484	—	—	10,484
Equity investments	234	—	—	234
Money market funds	541	—	—	541
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	29,910	—	29,910
Total	$303,576	$334,863	$—	$638,439

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,846	$1,846

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$98,105	$98,105

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

As of December 31, 2018, the Company had $96.2 million in lease obligations related to its building leases under build-to-suit arrangements. Upon the adoption of ASC 842 as of January 1, 2019, using the modified retrospective transition method, the Company derecognized these liabilities previously recognized under ASC 840 build-to-suit designation. Refer to Note 1 for details.

The remaining balance of $1.8 million as of March 31, 2019 under lease obligations is related to an expansion option in the Company’s long-term property lease with Shorenstein Properties LLC (“Alexandria” or “landlord”). This expansion option allowed the Company to occupy part of an adjacent building within 31 months of the lease commencement date in 2008. In 2012, the Company gave notice to its landlord that it would not exercise this expansion option, which resulted in a $5.0 million payment liability to the landlord that is financed over the remaining lease term to 2023.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Leases

The Company currently has two building leases treated as finance leases.

In 2006, The Company entered into a long-term property lease with Alexandria for its corporate headquarters in San Francisco, California, with an initial term of 15 years, scheduled to expire in 2023. The Company has an option to extend the lease for an additional 10 years through 2033. The lease contract provides for a fixed annual rent, with scheduled increases of two percent that occur on each anniversary of the rent commencement date. This lease requires the Company to pay all costs of ownership, operation, and maintenance of the premises, including without limitation all operating costs, insurance costs, and taxes.

In 2013, the Company entered into a long-term property lease with Beijing Economic-Technological Development Area (“BDA”) Management Committee for a pilot plant located in Beijing Yizhuang Biomedical Park (“BYBP”) of BDA. The building is leased for an initial lease term of eight years, scheduled to expire in 2021. Renewal options are not specified within the lease contract. The lease contract provides for fixed quarterly rent payments, with scheduled increases that occur as detailed in the lease contract. This lease requires the Company to pay all operating and maintenance costs, and a fixed amount for property management fees.

The Company currently has four additional real estate leases for space within a building, which are treated as operating leases. These leases have lease terms ranging from two to four years. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several office equipment leases for printers and copiers, with contracted lease terms ranging from three to five years. These lease contracts provide for fixed monthly rent payments, and are scheduled to automatically renew for an additional term upon lease expiration, unless purchased or returned. The Company does not anticipate exercising the additional lease terms and instead plans to return the equipment upon lease expiration.

Additionally, the Company has one lease of an automobile in Cangzhou, China, with initial lease term of two years. The lease contract provides for fixed monthly rent payments, with no option to renew the lease.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	March 31, 2019
Assets
Finance:
Right-of-use assets - cost		$49,598
Accumulated amortization		(2,569)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	47,029
Operating:
Right-of-use assets - cost		730
Accumulated amortization		(122)
Operating lease right-of-use assets, net	Other assets	608
Total lease assets		$47,637

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$11,766
Operating lease liabilities	Accrued and other current liabilities	436
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	46,818
Operating lease liabilities	Other long-term liabilities	129
Total lease liabilities		$59,149

The components of lease expense were as follows (in thousands):

	Statement of Operations Line Item	Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$2,569
Interest on lease liabilities	Interest expense	640
Operating lease cost	Research and development, Selling, general and administrative expenses	126
Sublease income	Selling, general and administrative expenses	(588)
Total lease cost		$2,747

Supplemental cash flow information related to leases were as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99
Operating cash flows from finance leases	435
Financing cash flows from finance leases	3,017
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	49,597
Operating leases	$730

Lease term and discount rate were as follows:

Three Months Ended March 31, 2019
Weighted-average remaining lease term (years):
Finance leases	4.3
Operating leases	1.2
Weighted-average discount rate:
Finance leases	4.43%
Operating leases	4.74%

Maturities of lease liabilities are as follows:

Year Ending	Finance Leases	Operating Leases
2019 (Remaining nine month period)	$10,326	$326
2020	14,106	217
2021	13,679	25
2022	13,879	16
2023	12,523	—
Total future lease payments	64,513	584
Less: Interest	(5,929)	(19)
Present value of lease liabilities	$58,584	$565

The following information was previously disclosed under ASC 840 as of December 31, 2018:

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Operating Leases
2019	$444
2020	232
2021	25
2022	16
2023	—
Total minimum payments	$717

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Lease financing obligations
2019	$14,379
2020	14,664
2021	14,179
2022	14,335
2023	12,872
Total minimum payments	$70,429

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$72,278	$38,783
US treasury notes and bills	—	49,934
Money market funds	9,395	541
Total cash and cash equivalents	$81,673	$89,258

At March 31, 2019 and December 31, 2018, a total of $31.5 million and $21.9 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, a term deposit and a certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$494,580	$516	$—	$495,096
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	—	(4)	29,996
Bond and mutual funds	10,533	58	—	10,591
Equity investments	125	121	—	246
Total investments	$615,238	$695	$(4)	$615,929

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$467,296	$109	$(69)	$467,336
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	—	(90)	29,910
Bond and mutual funds	10,464	20	—	10,484
Equity investments	125	109	—	234
Total investments	$587,885	$238	$(159)	$587,964

At March 31, 2019, all of the available-for-sale investments had contractual maturities within two years. The Company periodically reviews its available-for-sale investments and term deposit for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$101,229	$101,200
Building shell	—	53,880
Laboratory equipment	16,480	16,405
Machinery	8,396	8,382
Computer equipment	6,650	6,473
Furniture and fixtures	5,643	5,690
Construction in progress	607	367
Total property and equipment	$139,005	$192,397
Less: accumulated depreciation	(93,177)	(65,199)
Property and equipment, net	$45,828	$127,198

As of December 31, 2018, the Company had $53.9 million building shell cost and $13.5 million accumulated depreciation related to its building leases under build-to-suit arrangements. Upon the adoption of ASC 842 as of January 1, 2019, using the modified retrospective transition method, the Company derecognized these assets previously recognized under ASC 840 build-to-suit designation. Up to December 31, 2018, the leasehold improvements related to these building leases were depreciated over the life of the building under ASC 840. Upon the adoption of ASC 842, these leasehold improvements should have a useful life based on the lease term. As a result, at the adoption date, the Company recorded a cumulative adjustment of $38.9 million to the accumulated depreciation for these leasehold improvements so that their net balance equals the undepreciated amount had the useful life of the leasehold improvements always been equal to the lease terms. Refer to Note 1 for details.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Preclinical and clinical trial accruals	$41,964	$35,413
Payroll and related accruals	12,368	21,430
Property taxes and other	2,969	1,095
Professional services	3,547	2,648
Other	5,430	5,537
Total accrued liabilities	$66,278	$66,123

6.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$9,578	$6,370
Selling, general and administrative	6,852	4,508
Total stock-based compensation expense	$16,430	$10,878

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2019	2018
Stock Options
Expected term (in years)	5.3	5.4
Expected volatility	67.9%	67.9%
Risk-free interest rate	2.6%	2.7%
Expected dividend yield	—	—
Weighted average estimated fair value	$34.14	$32.18

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	48.1 - 62.1%	54.9 - 75.3%
Risk-free interest rate	1.3 - 2.9%	0.8 - 1.6%
Expected dividend yield	—	—
Weighted average estimated fair value	$20.57	$10.93

7.	Income Taxes

The benefit for the three months ended March 31, 2019 was primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign taxes. The provision for income taxes for the three months ended March 31, 2018 was due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception and expected continuing net loss, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

8.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.9 million and $5.2 million during the three months ended March 31, 2019 and 2018, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.5 million and $0.6 million during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, accounts receivable from Astellas were $3.9 million and $47.2 million, respectively, and amounts due to Astellas were $0.5 million and $0.4 million, respectively. The accounts receivable from Astellas as of December 31, 2018 included $43.8 million related to the delivery of roxadustat API to Astellas during the fourth quarter of 2018, pursuant to an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan. This amount was received during the first quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. We have applied our pioneering expertise in hypoxia-inducible factor (“HIF”) and connective tissue growth factor (“CTGF”) biology to develop innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat (FG-4592), our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat has received approval of its New Drug Application (“NDA”) in anemia associated with chronic kidney disease (“CKD”) in dialysis-dependent patients from the National Medical Products Administration (“NMPA”) of the People’s Republic of China (“China”). In conjunction with our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), we have completed the Phase 3 trials of roxadustat intended to support our NDA in the United States (“U.S.”) and Marketing Authorization Application (“MAA”) in the European Union (“EU”) for the treatment of anemia in CKD. We and our partners are in the process of preparing an NDA for submission to the U.S. Food and Drug Administration (“FDA”) and an MAA for submission to the European Medicines Agency (“EMA”) this year. Both the U.S. NDA and European MAA for roxadustat are expected to cover anemia associated with dialysis-dependent CKD and non-dialysis-dependent CKD. In Japan, our partner Astellas has filed an NDA for roxadustat for the treatment of anemia in dialysis patients with the Pharmaceuticals and Medical Devices Agency (“PMDA”). We are also in Phase 3 clinical development for the treatment of anemia associated with myelodysplastic syndromes (“MDS”). Pamrevlumab, a human monoclonal antibody that inhibits the activity of CTGF, is advancing towards Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer, and is currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

Financial Highlights

	Three Months Ended March 31,
	2019	2018
	(in thousands, except for per share data)
Result of Operations
Revenue	$23,863	$31,925
Operating expenses	$72,706	$72,524
Net loss	$(45,411)	$(41,396)
Net loss per share - basic and diluted	$(0.53)	$(0.50)

	March 31, 2019	December 31, 2018
	(in thousands)
Balance Sheet
Cash and cash equivalents	$81,673	$89,258
Short-term and long-term investments	$615,929	$587,964
Accounts receivable	$6,023	$63,684

Our revenue for the three months ended March 31, 2019 decreased compared to the same period a year ago primarily due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Operating expenses for the three months ended March 31, 2019 remained relatively flat compared to the same period a year ago primarily due to $5.6 million higher stock-based compensation related to the cumulative impact of stock option grant activities, $2.6 million amortization of finance lease right-of-use (“ROU”) assets related to the adoption of lease accounting guidance under Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”), $2.1 million higher outside service expenses related to co-promotional activities and scientific contract expenses, and $1.2 million higher depreciation expenses due to the change in estimated useful life for our leasehold improvements as a result of the adoption of ASC 842. The increases were offset by $8.3 million lower clinical trial activities related to roxadustat and $3.6 million lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab and roxadustat.

During the three months ended March 31, 2019, we had a net loss of $45.4 million, or net loss per basic and diluted share of $0.53, as compared to a net loss of $41.4 million for the same period a year ago, due to a decrease in revenue.

Cash and cash equivalents, investments and accounts receivable totaled $703.6 million at March 31, 2019, a decrease of $37.3 million from December 31, 2018, primarily due to the cash used in operations.

Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product candidate, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. We received our first NDA approval in China for roxadustat for the treatment of anemia caused by CKD in dialysis patients in December of 2018.

In conjunction with our collaboration partners, AstraZeneca and Astellas, we also reported top line efficacy data from the Phase 3 trials of roxadustat intended to support our NDA in the U.S. and MAA in the EU for the treatment of anemia in CKD.

We have completed initial analyses of the adjudicated safety data for the pooled dialysis-dependent patient population, the incident dialysis subpopulation (of the overall dialysis population), as well as for the pooled non-dialysis patient population from our, and our partners’, Phase 3 CKD-anemia trials.

With the understanding that regulatory authorities will need to review the data and conduct their own analyses and evaluation of the overall benefit-risk profile of roxadustat, our NDA submission package to the FDA will be based on the totality of evidence of efficacy and safety. We have had extensive discussions with the FDA on the specific statistical standards for the various analyses and endpoints and we are planning to seek further input from the FDA on the content and format of our planned NDA submission package in an upcoming pre-NDA meeting to facilitate the FDA’s review of the package. One of the key safety endpoints to be evaluated is time to first Major Adverse Cardiac Event (“MACE”), a composite endpoint of all-cause mortality, stroke and myocardial infarction.

In Europe, the primary safety endpoint is the time to first MACE+ event (“MACE+”) which, in addition to the components in MACE, also includes hospitalization due to heart failure or unstable angina.

Pooled MACE/MACE+ in Dialysis

The pooled dialysis population consists of approximately 4,000 patients.  In the MACE+ analyses, the upper bound of the 95% confidence interval of the hazard ratios were below the pre-specified non-inferiority margin for Europe.

For the U.S., where the focus will be on MACE, based on the collective results of the various MACE analyses, we believe there is no clinically meaningful difference in MACE risks between roxadustat and epoetin alfa.

Pooled MACE/MACE+ in Incident Dialysis

The roxadustat global Phase 3 program enrolled over 1,500 incident dialysis patients, a subgroup of dialysis patients that have newly initiated dialysis. We believe incident dialysis offers a better setting for comparing roxadustat to erythropoiesis stimulating agents (“ESAs”) as the stable dialysis population contains the twin biases of patients who have already survived the incident period, which is associated with increased mortality rates, and patients who have already responded to stable doses of ESA after dose-titration.

In MACE+, roxadustat demonstrated superiority to epoetin alfa in this incident dialysis subpopulation.

In the MACE analysis of this same subgroup, there was a trend toward reduced risk of MACE for patients on roxadustat, compared to epoetin alfa.

Pooled MACE/MACE+ in Non-Dialysis Population

The non-dialysis pool consists of approximately 4,300 patients. In the MACE+ analyses, non-inferiority was demonstrated for roxadustat compared to placebo based on the upper bound of the 95% confidence interval being below the pre-specified non-inferiority margin for Europe.

For the U.S., where the focus will be on MACE, based on the collective results of the various MACE analyses, we believe there is no clinically meaningful difference in MACE safety between roxadustat and placebo in this same non-dialysis population.

Of note, we have conducted multiple MACE and MACE+ intent-to-treat analyses in non-dialysis patients followed for long-term safety results. These are among several statistical methods we will discuss with the FDA at a pre-NDA meeting to account for the substantially higher drop-out rates in the placebo arm. We had previously discussed, and the FDA acknowledged, the likelihood of this higher placebo patient drop-out rate that we observed in these non-dialysis studies. In these analyses, roxadustat was comparable to placebo, based on a commonly applied non-inferiority margin of 1.3.

Estimated Glomerular Filtration Rate Attenuation in Non-Dialysis

We believe there could be significant clinical benefit of roxadustat treatment in the non-dialysis CKD patient population if we are able to show attenuation of renal disease progression. The estimated glomerular filtration rate (“eGFR”) is a measure of the filtration function of kidney and renal disease progression. In the preliminary analysis of our pooled Phase 3 non-dialysis studies (ANDES, ALPS, and OLYMPUS) of patients with eGFR 15 or higher (CKD stages 3 and 4), the one-year decline in eGFR in roxadustat treated patients was shown to be significantly less than that in placebo treated patients, with a treatment difference of 1.62 mL/min/1.73m2 at 12 months from the baseline (p<0.0001), or a reduction by 38% in eGFR decline in the roxadustat arm relative to the placebo arm.

Improvements in Quality of Life Measures in Non-Dialysis

We have also observed improvements in quality of life. In the pooled analysis from the three non-dialysis studies, we observed statistically significant improvements from baseline to Week 12 in quality of life endpoints, including SF-36 Vitality subscale (p=0.0002), SF-36 Physical Functioning subscale (p=0.0369), FACT-AN Anemia subscale (p=0.0012), FACT-AN Total score (p=0.0056), and EQ-5D-SL VAS score (p=0.0005) when comparing roxadustat to placebo in CKD patients not on dialysis.

Efficacy Regardless of Inflammation Status

Roxadustat has shown efficacy regardless of inflammation status as the mean achieved hemoglobin levels and roxadustat dose requirements were not impacted by patients’ baseline CRP levels in multiple Phase 3 studies, including in the U.S. based SIERRAS study, which we believe is reflective of U.S. dialysis practice under current ESA labeling restrictions. In SIERRAS, roxadustat dose requirements remained stable over time for patients with both high and low baseline CRP levels, while epoetin alfa dose requirements for all patients in the comparator arm increased by 57% over 52 weeks.

Encouraged by these results, we and our partners are preparing an NDA for submission to the FDA in September or October of 2019 and an MAA for submission to the EMA thereafter.

In China, roxadustat received NDA approval in December 2018 from the NMPA for the treatment of anemia caused by CKD in dialysis patients. Clinical site inspections for our Phase 3 non-dialysis study have now been completed by the China Food and Drug Inspection division of the NMPA and we expect the population of non-dialysis CKD patients to be added to the CKD anemia indication in the roxadustat label in mid-2019. The NMPA has recently approved us to manufacture roxadustat from our commercial API manufacturing facility in Cangzhou and we are planning commercial launch of roxadustat in China in the third quarter of 2019.

In Japan, Astellas submitted an NDA for the treatment of anemia in CKD patients on dialysis in September 2018, which is currently under review by the PMDA. We expect an approval decision on the Japan dialysis NDA in the second half of 2019.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

In addition to anemia in CKD, roxadustat is in Phase 3 clinical development for the treatment of anemia associated with MDS and we plan to initiate a Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy induced anemia in 2019.

We have completed enrollment of the 24-patient open-label, lead-in portion of our multi-center Phase 3 global study in transfusion-dependent, lower risk MDS patients. Encouraged by positive interim results, we have begun enrolling the 160-patient double-blind, placebo-controlled portion of the study, in which subjects will be randomized 3:2 to receive roxadustat or placebo three-times-weekly for 28 weeks, with safety extension to one year. The primary endpoint is the proportion of patients who achieve transfusion independence.

In China, we continue to enroll the open-label portion of our Phase 2/3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower risk MDS patients with anemia. After the open-label portion we expect to begin the 135-patient double-blind, placebo-controlled Phase 3 portion of the study, in which subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element in the progression of fibrotic and fibro-proliferative diseases. We are advancing pamrevlumab toward Phase 3 clinical development for the treatment of IPF and locally advanced unresectable pancreatic cancer, and recently received 1-year data from our ongoing Phase 2 trial for DMD.

In the U.S., pamrevlumab has now received orphan drug designation for DMD in addition to IPF and pancreatic cancer, and Fast Track designation for the treatment of both IPF patients and patients with locally advanced unresectable pancreatic cancer from the FDA.

Locally Advanced Unresectable Pancreatic Cancer

We plan to begin enrolling a double-blind placebo controlled Phase 3 trial of pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer in the second quarter of 2019. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab, in combination with gemcitabine and nab-paclitaxel, or chemotherapy with placebo.

Idiopathic Pulmonary Fibrosis

We also plan to begin enrolling our double-blind, placebo-controlled Phase 3 trial of pamrevlumab in approximately 500 IPF patients in the second quarter of 2019. This study is powered to meet the FDA requirement of a highly statistically-significant result in the primary efficacy endpoint of change from baseline in forced vital capacity (“FVC”).

Duchenne Muscular Dystrophy

In DMD, all 21 non-ambulatory patients from our fully enrolled Phase 2 open-label single-arm trial have completed one year of treatment with pamrevlumab. While it is difficult to make comparisons between our trial and previously published data due to, among other things, differences in subject numbers, baseline  characteristics, inclusion/exclusion criteria, treatment protocols, and analysis methods, we performed a one-year administrative analysis comparing our Phase 2 data to recent published natural disease history studies of DMD patients.

In pulmonary function tests, the results from our study indicate a potential reduction in the rate of decline in FVC percent predicted from baseline for our pamrevlumab-treated patients when compared to historical data of non-treated DMD patients published in 2016 by Meier and in 2019 by Ricotti.

In a cardiac function, measured by mean change of left ventricular ejection fraction (“LVEF”), the data showed an increase in cardiac function from baseline for our pamrevlumab-treated patients, while the published data by McDonald in 2018 showed a mean LVEF decline of approximately 1% from baseline in one year.

In muscle function tests, some of the results of this Phase 2 study showed the mean change from baseline for our pamrevlumab-treated patients was smaller than the published data of non-treated DMD patients from Ricotti in 2019.

Based on our administrative analysis and advice we received from expert advisors, we are planning to share these results with the FDA to refine our clinical development plan for DMD.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca as described below.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa. Under these agreements, we provide Astellas the right to develop and commercialize roxadustat for anemia indications in these territories.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through March 31, 2019 totals $487.6 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In addition, as of March 31, 2019, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through March 31, 2019 totals $444.2 million.

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

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2019 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through March 31, 2019	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$77,593	$95,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	487,593	430,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	55,200	321,500	376,700
Total AstraZeneca	444,200	1,181,500	1,625,700
Total revenue	$931,793	$1,611,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$—	$—	—%
Development and other revenue	23,863	31,925	(8,062)	(25)%
Total revenue	$23,863	$31,925	$(8,062)	(25)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. We did not have any license revenue for the three months ended March 31, 2019 and 2018.

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

We have not generated any revenues based on the sale of FDA or NMPA approved products. In the future, we may generate revenue from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $8.1 million, or 25% for the three months ended March 31, 2019 compared to the same period a year ago for the reasons discussed in the sections below.

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Development revenue:
Astellas	$4,859	$5,172	$(313)	(6)%
AstraZeneca	19,004	26,723	(7,719)	(29)%
Total development revenue	23,863	31,895	(8,032)	(25)%
Other revenue	—	30	(30)	(100)%
Total development and other revenue	$23,863	$31,925	$(8,062)	(25)%

Development revenue recognized under our collaboration agreements with AstraZeneca and Astellas decreased $7.7 million, or 29%, and $0.3 million, or 6%, respectively primarily due to decreases in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Operating expenses
Research and development	$50,496	$56,974	$(6,478)	(11)%
Selling, general and administrative	22,210	15,550	6,660	43%
Total operating expenses	$72,706	$72,524	$182	—%

Total operating expenses remained relatively flat for the three months ended March 31, 2019 compared to the same period a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2019 and 2018:

		Three Months Ended March 31,
		2019	2018
Product Candidate	Phase of Development	(in thousands)
Roxadustat	Phase 3	$33,143	$37,424
Pamrevlumab	Phase 2	12,426	12,848
FG-5200	Preclinical	1,336	1,489
Other research and development expenses		3,591	5,213
Total research and development expenses		$50,496	$56,974

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We expect our research and development expenses to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.

Research and development expenses decreased $6.5 million, or 11%, for the three months ended March 31, 2019, compared to the same period a year ago. The decrease was primarily due to decreases in clinical trials costs of $8.3 million, and drug development expenses of $3.6 million, partially offset by increases in stock-based compensation expense of $3.2 million, and allocated facility related expense of $2.5 million. Clinical trial costs decreased as a result of the substantial completion of Phase 3 trials for roxadustat and the Phase 2 trials for pamrevlumab. Drug development expenses decreased primarily due to lower drug substance manufacturing activities related to pamrevlumab and roxadustat. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher due to $2.6 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $1.2 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

Selling, General and Administrative Expenses

We started to incur sales and marketing expenses in the first quarter of 2019 in China to prepare for commercial operations. Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses, recruiting fees and expenses associated with obtaining and maintaining patents.

We anticipate that our SG&A expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, regulatory compliance programs, and investor relations costs associated with being a public company and ceasing to be an emerging growth company. Additionally, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

SG&A expenses increased $6.7 million, or 43%, for the three months ended March 31, 2019, compared to the same period a year ago, primarily due to increases in stock-based compensation expense of $2.3 million, employee-related costs of $1.2 million, outside service expenses of $1.3 million, and facility related expenses of $1.1 million. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher headcount primarily in the sales and marketing functions in China. Outside service expenses increased due to the co-promotional expenses incurred of our preparation for commercial operations. Facility related expenses, as part of the allocated overhead costs, was higher due to $2.6 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $1.2 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(770)	$(2,769)	$1,999	(72)%
Interest income and other, net	4,177	2,071	2,106	102%
Total interest and other, net	$3,407	$(698)	$4,105	(588)%

Interest Expense

Before December 31, 2018, interest expense included payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China. After adoption of ASC 842 as of January 1, 2019, the interest expense relates to our finance lease liabilities accretion for our leased facilities in San Francisco and China. Interest expense decreased $2.0 million, or 72%, for the three months ended March 31, 2019, compared to the same period a year ago, primarily due to the different method of interest computation of interest expense under the old and new lease accounting rules. Interest expense includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments. Interest income and other, net increased $2.1 million, or 102%, for the three months ended March 31, 2019, compared to the same period a year ago, primarily due to higher interest earned on our cash, cash equivalents and investments associated with the higher average balances.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Loss before income taxes	$(45,436)	$(41,297)
Provision for (benefit from) income taxes	(25)	99
Effective tax rate	0.1%	(0.2)%

The benefit for the three months ended March 31, 2019 was primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign taxes. The provision for income taxes for the three months ended March 31, 2018 was due to foreign taxes.

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

As of March 31, 2019, we had cash and cash equivalents of $81.7 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of March 31, 2019, we had short-term and long-term investments of $483.7 million and $132.2 million, respectively. As of March 31, 2019, a total of $31.5 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,480	$(31,963)
Investing activities	(26,487)	15,299
Financing activities	(3,534)	2,045
Effect of exchange rate changes on cash and cash equivalents	(44)	(32)
Net decrease in cash and cash equivalents	$(7,585)	$(14,651)

Operating Activities

Net cash provided by operating activities was $22.5 million for the three months ended March 31, 2019 and consisted primarily of net loss of $45.4 million adjusted for non-cash items of $20.2 million and a net increase in operating assets and liabilities of $47.7 million. The significant non-cash items included stock-based compensation expense of $16.4 million, depreciation expense of $2.7 million, amortization of finance lease ROU of $2.6 million, and net amortization of premium and discount on investments of $1.4 million. The significant items in the changes in operating assets and liabilities included an increase resulting from accounts receivable of $57.7 million, partially offset decreases resulting from accounts payable of $5.4 million, prepaid expenses and other current assets of $2.8 million and deferred revenue of $2.6 million. The change in accounts receivable was primarily related to the collection of $43.9 million from Astellas for the roxadustat API delivery in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable and prepaid expenses and other current assets were primarily driven by the timing of invoicing and payments. The change in deferred revenue was related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

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

Net cash used in investing activities was $26.5 million for the three months ended March 31, 2019 and consisted of cash used in purchases of available-for-sale securities and term deposit of $76.0 million, partially offset by proceeds from maturities of investments of $50.0 million.

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

Net cash used in financing activities was $3.5 million for the three months ended March 31, 2019 and consisted primarily of $6.0 million of cash paid for payroll taxes on restricted stock unit releases and $3.0 million of repayments of finance lease liabilities partially offset by $5.6 million of proceeds from the issuance of common stock upon exercise of stock options.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2018 and consisted primarily of $9.0 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $6.8 million of cash paid for payroll taxes on restricted stock unit releases.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2019 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:

Leases

We determine if an arrangement is a lease at inception date when it is given control of the underlying assets. We elected the practical expedient not to apply the lease recognition and measurement requirements to short-term leases, which is any lease with a term of 12 months or less as of the commencement date that does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Our building leases previously accounted for as build-to-suit arrangements prior to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”) are accounted for as finance leases under the requirements of ASC 842.

Lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not typically provide an implicit rate, we use incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. We will reassess the incremental borrowing rate periodically for application to any new leases or lease modifications or if any company-specific or general business conditions warrant.

Lease ROU assets include any lease payments made and initial direct costs incurred. We have lease agreements with lease and non-lease components. We generally account for each lease component separately from the non-lease components, and excludes all non-lease components from the calculation of minimum lease payments in measuring the ROU asset and lease liability.

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease terms.

Regarding leases denominated in a foreign currency, the related ROU assets and the corresponding ROU asset amortization costs are remeasured using the exchange rate in effect at the date of initial recognition; the related lease liabilities are remeasured using the exchange rate in effect at the end of the reporting period; the lease costs and interest expenses related to lease liability accretion are remeasured using average exchange rates for the reporting period.

Recently Issued and Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the above guidance under ASC 842 as of January 1, 2019, using the modified retrospective transition method, through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We elected the optional transition method under the guidance, which allowed it to continue applying previous lease guidance (ASC 840) for the comparative prior year periods presentation in the year of adoption. Accordingly, we recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we elected the package of transitional practical expedients permitted under the transition guidance under ASC 842, which among other things allows us to carry forward its historical lease classification, and not to reassess initial direct costs for any existing leases. Meanwhile, we did not elect the hindsight practical expedient because it has limited number of leases, lease terms are straightforward, and most of its lease renewals are undefined until negotiated. In addition, we have elected the short term accounting policy practical expedient and does not apply the balance sheet recognition requirements for short-term leases (excluding expenses relating to leases with a lease term of one month or less), by class of underlying asset to which the right of use relates. We have not elected the non-lease components practical expedient, and therefore accounts for each lease component separately from the non-lease components. Upon adoption of ASC 842, we classified our existing building leases that were previously accounted for as build-to-suit arrangements as finance leases, and applied the transition guidance. Accordingly, we derecognized the assets and liabilities previously recognized under ASC 840 build-to-suit guidance. In addition, as a result of applying the transition guidance, we also recorded an adjustment to the accumulated depreciation of related leasehold improvements to reflect a change in estimated useful life from the building life to the shorter of the building life and remaining lease term. Differences between the assets and liabilities derecognized were recorded to the opening balance of retained earnings. The adoption of ASC 842 resulted in a recognition of approximately $50.3 million in right-of-use assets and approximately $62.0 million in lease liabilities, respectively, upon adoption of this guidance, for our operating leases and finance leases. The adoption of ASC 842 had no impact to our condensed statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2019. Refer to Note 1 to the condensed consolidated financial statements for details.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods. We adopted this guidance on January 1, 2019 using the modified retrospective approach, which resulted in a reclassification of $0.6 million, based on the aggregate portfolio approach, from accumulated other comprehensive loss to opening accumulated deficit. The adoption of this guidance had no impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2019. Refer to Note 1 to the condensed consolidated financial statements for details.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for annual reporting period beginning after December 15, 2018, including interim periods. We adopted this guidance on January 1, 2019 and the adoption of this guidance had no impact to our consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance should be applied either retrospectively or prospectively, and is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. We are currently evaluating the impact on its consolidated financial statements upon adoption of this guidance.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the impact on our consolidated financial statements upon adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe there has been no material change in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”) and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred losses each year since our inception. We have not generated any revenue based on commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2018 was approximately $86.4 million, and our net loss for the years ended December 31, 2017, and 2016, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million and $58.1 million, respectively. As of March 31, 2019, we had an accumulated deficit of $753.2 million. As of March 31, 2019, we had capital resources consisting of cash, cash equivalents and short-term investments of $565.4 million plus $132.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, and despite our expectation to launch commercialization efforts in China for roxadustat for the treatment of anemia caused by CKD in dialysis patients, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of and seek regulatory approval for our product candidates and in our commercialization efforts. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, roxadustat, and our second compound in development, pamrevlumab.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Application (“NDA”) for roxadustat in China for CKD anemia in dialysis patients, we will need to make substantial additional investments in both the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful development and commercialization of roxadustat, including obtaining regulatory approvals for the commercialization of roxadustat for anemia associated with CKD in the U.S., Europe, and Japan.

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

•	the timely initiation and completion of our clinical trials for pamrevlumab, including in IPF, pancreatic cancer and DMD;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;

•

the ultimate approval criteria (including non-inferiority margins and statistical analyses methods), indications, patient populations, and ultimate benefit-risk analysis used by regulatory authorities in their approval processes;

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

Our Phase 3 trials include a MACE safety endpoint, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. The EMA is requiring MACE+ as a safety endpoint which, in addition to the MACE components, incorporates measurements of hospitalization rates due to heart failure or unstable angina. The FDA has also informed us that the MACE endpoint will need to be evaluated separately for our Phase 3 trials in non-dialysis-dependent (“NDD”)-CKD patients and our Phase 3 trials in dialysis-dependent (“DD”)-CKD patients. The MACE endpoint is being evaluated in pooled analysis across Phase 3 studies of similar study populations and requires demonstration of non-inferiority relative to comparator, which means that the MACE event rate in roxadustat-treated patients must have less than a specified probability of exceeding the rate in the comparator trial by a specified hazard ratio.

The number of patients necessary in order to permit a statistical analysis with adequate ability to detect the relative risk of MACE or MACE+ events in different arms of the trial, referred to as statistical power, depends on a number of factors, including the rate at which MACE or MACE+ events occur per patient-year in the trial, treatment duration of the patients, the achieved hazard ratios, the rates of discontinuation, and the required statistical power and confidence intervals.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. In addition, the CKD patient population has many afflictions that may cause severe illness or death, which may be attributed to roxadustat in a manner that negatively impacts the safety profile of our product candidate. The results of our completed Phase 3 clinical trials for roxadustat demonstrated efficacy, as all primary efficacy endpoints were met with statistical significance. While we have reported topline cardiovascular safety results, the analysis of these data is ongoing; there may be unanticipated safety concerns or adverse events that prevent from or delay obtaining marketing approval for roxadustat, and even if we obtain marketing approval, any sales of roxadustat may suffer.

We do not know whether our ongoing or planned clinical trials of roxadustat or pamrevlumab will need to be redesigned based on interim results, be able to achieve sufficient enrollment or be completed on schedule, if at all.*

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

Our clinical trials must be conducted with product produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We, and even an experienced third party manufacturer, may encounter difficulties in production. Difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	supply chain issues, including coordination of multiple contractors in our supply chain and securing necessary licenses (such as export licenses);
•	the timely availability and shelf life requirements of raw materials and supplies;
•	quality control and quality assurance;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
•	natural disasters, such as floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

The FDA and EMA will do their own benefit risk analysis and may reach a different conclusion than we or our partners have internally, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.*

Even if we believe we have achieved certain results based on a totality of the evidence, such as superiority or non-inferiority, in certain endpoints, populations or subpopulations, or using certain statistical methods of analysis, the FDA and EMA will each do their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. Regulatory authorities may approve roxadustat for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, eGFR, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat, which may limit the commercialization or market opportunity for roxadustat. Further, initial topline results reported for certain studies (such as reduction of transfusion risk or hemoglobin response in the presence of inflammation), may not be representative of the data seen in all studies or may not be sustained upon further analyses or after more wide-spread use upon commercialization. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

Positive topline results from our Phase 3 clinical trials assessing the safety and efficacy of roxadustat may not be indicative of additional results or results for roxadustat in other indications.*

There are multiple key and secondary endpoints as well as sub-group analyses in both dialysis and non-dialysis in the U.S. and multiple secondary endpoints in addition to MACE+ as well as sub-group analyses in dialysis and non-dialysis in Europe. We continue to analyze these additional endpoints from the Phase 3 clinical trials of roxadustat in anemia of CKD, as well as from the pooled analyses, some of which may have a bearing on the safety or efficacy of roxadustat. The topline results we have reported thus far may not be indicative of these additional results. In addition, results in these CKD-anemia indications may not be indicative of our clinical trials in other indications or the safety, efficacy, or approvability of roxadustat in other indications.

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.*

With respect to roxadustat, regulatory approvals, if obtained at all, could limit the approved indicated uses for which roxadustat may be marketed. For example, ESAs have been subject to significant safety limitations on usage as directed by the “Black Box” warnings included in their labels. Refer to “Business — Roxadustat for the Treatment of Anemia in Chronic Kidney Disease — Limitations of the Current Standard of Care for Anemia in CKD” in our annual report on Form 10-K for the year ended December 31, 2018. In addition, in the past, an approved ESA was voluntarily withdrawn due to serious safety issues discovered after approval. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the “Black Box” warning for ESAs, the label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. Akebia is currently conducting Phase 3 studies in NDD–CKD and DD-CKD, as well as additional Phase 1 and Phase 2 studies. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, is conducting Japan Phase 3 studies. GSK is conducting global Phase 3 studies in NDD-CKD and DD-CKD. In Japan, GSK has completed two Phase 3 studies in DD-CKD and is conducting a Phase 3 study in NDD-CKD. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and its Japan Phase 3 studies in NDD-CKD and DD-CKD are underway. Japan Tobacco is also conducting Phase 3 studies in NDD-CKD and DD-CKD in Japan only. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma Inc. and its partner Celgene Corporation (“Celgene”) announced in April 2019 that Celgene has submitted a Biologics License Application (“BLA”) for luspatercept for the treatment of adult patients with 1) very low to intermediate risk of MDS-associated anemia who have ring sideroblasts and require red blood cell transfusions, and 2) beta-thalassemia-associated anemia who require red blood cell transfusions. Celgene’s plan to submit a marketing approval application for luspatercept in the European Union (“EU”) in the second quarter of 2019. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the NMPA to conduct trials in China to support its ex-China regulatory filings. Furthermore, while it is too early to understand how the NMPA will implement its recently approved guidelines to allow multinational companies to use their ex-China clinical data in their NDAs in China, these guidelines could in theory allow competitors to accelerate their NDA applications in China. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. Two Chinese domestic companies, Jiangsu Hengrui and Guangdong Sunshine, have announced they also secured the NMPA approval to conduct clinical trials for their respective HIF-PH inhibitors.

The first biosimilar ESAs, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit® (epoetin zeta) and the potential addition of other biosimilar ESAs, currently under development, may alter the competitive and pricing landscape of anemia therapy in DD-CKD patients under the end stage renal disease bundle. The patents for Amgen’s epoetin alfa, EPOGEN, expired in 2004 in the EU, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the EU, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit ® (epoetin alfa) in Europe and may file a biosimilar BLA in the U.S.

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

Sarepta is researching and developing clinical candidates for many of the specific mutations in the dystrophin gene and received accelerated approval in the U.S. for its first, drug Exondys 51® (eteplirsen) for patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping. This mutation represents a subset of approximately 13% of patients with DMD. Sarepta recently received a negative opinion from the European Medicine (“EMA”) regarding its eteplirsen application in September 2018. In addition to etepliresen, Sarepta has two additional exon skipping programs in Phase 3 development, each of which targets approximately 8% of patients with DMD. Sarepta is also developing gene therapies for the treatment of DMD and reported positive preliminary results from a Phase 1/2a program in June 2018.

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

Catabasis Pharmaceuticals reported in April 2018 positive Phase 2 data from its clinical trial candidate edasalonexent. Edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent. The company started a single placebo controlled Phase 3 trial in September 2018. Catabasis expects topline data from this trial in the second quarter of 2020, and NDA filing in 2021.

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

If any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, other regulations, trial protocol or other requirements under their agreements with us, the quality or accuracy of the data they obtain may be compromised or unreliable, and the trials of our product candidates may not meet regulatory requirements. If trials do not meet regulatory requirements or if these third parties need to be replaced, the development of our product candidates may be delayed, suspended or terminated, regulatory authorities may require us to exclude the use of patient data from our approval applications or perform additional clinical trials before approving our marketing applications. Regulatory authorities may even reject our application for approval or refuse to accept our future applications for an extended time period. We cannot assure that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions. If any of these events occur, we may not be able to obtain regulatory approval for our product candidates on a timely basis, at a reasonable cost, or at all.

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our clinical studies and product manufacturing, and these third parties may not perform satisfactorily.

We do not have operating manufacturing facilities at this time other than our roxadustat and FG-5200 manufacturing facility in China, and our current commercial manufacturing facility plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. Risks arising from our reliance on third party manufacturers include:

•

reduced control and additional burdens of oversight as a result of using third party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality control and quality assurance;

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

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, Akebia and others have filed oppositions against certain European patents within our HIF Anemia-related Technologies Patent Portfolio. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In a fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153 in amended form. All of these decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of the appeals may take two years or longer. In addition, Akebia recently filed oppositions against FibroGen European Patent Nos. 2289531 and 2298301. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan, and Akebia and GSK have initiated actions against corresponding patents in the United Kingdom. GSK has also filed for a declaration of non-infringement in UK patents corresponding to FibroGen European Patent Nos. 2322153 and 2322155.  Our partner Astellas has initiated infringement actions against Akebia and GSK based on the specific UK patents challenged by each respective party in their corresponding UK actions. While we believe the ultimate outcome of all proceedings will be that these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

We plan to use our own manufacturing facilities in China to produce roxadustat API, roxadustat drug product, and FG-5200 corneal implants. As an organization, we have limited experience in the construction, licensure, and operation of a manufacturing plant, and accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.

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

Our decision to launch roxadustat in China prior to approval in the U.S. or Europe is largely unprecedented and could be subject to significant risk, delay and expense.*

Even though our subsidiary FibroGen Beijing has received marketing authorization for roxadustat for anemia caused by CKD in dialysis patients, we have not yet received approval in non-dialysis patients, and are awaiting the results from the Chinese authorities’ completed inspection of our Phase 3 non-dialysis clinical trial sites.

We are currently expecting non-dialysis patients to be added to our approved dialysis label for roxadustat in China in mid-2019, and are planning on launching in the third quarter of 2019, however, it is possible that unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

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

We and AstraZeneca have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in generating sales will affect our bottom line. Difficulties may be related to our ability to obtain reasonable pricing, reimbursement, hospital listing, and tendering, or other difficulties related to distribution, marketing, and sales efforts in China. Sales of roxadustat in China may be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products. The government has committed to updating the National Reimbursement Drug List (“NRDL”) in 2019. Previous updates to the NRDL occurred in 2017 and 2009. In addition, there were also NRDL price negotiations in 2018 for oncology drugs. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost effectiveness and budget impact. Given that roxadustat was approved at the end of 2018, we may or may not qualify for the NRDL update in 2019. In particular, if we are unable to obtain reimbursement for roxadustat through the 2019 update to the NRDL, we may have to wait a substantial period of time before the reimbursement drug list is updated again. Without government reimbursement, many patients will not be able to afford roxadustat, since private commercial health insurance is rare, and our business and operations could be adversely affected. Therefore reimbursement and obtaining hospital listing is critical to roxadustat’s near-term commercial success in China.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2019, approximately $6.6 million of our cash and cash equivalents is held in China.

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

The tax regulations of the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development, and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties, and distributions, if any are achieved.

In addition, we and our foreign subsidiaries have various intercompany transactions. We may not be able to obtain certain benefits under relevant tax treaties to avoid double taxation on certain transactions among our subsidiaries. If we are not able to avail ourselves to the tax treaties, we could be subject to additional taxes, which could adversely affect our financial condition and results of operations.

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

As a result of the impacts of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, we completed our analysis of the accounting for the tax effects of the Tax Act and no material adjustments were recognized as of December 31, 2018. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”), which was recorded as of December 2017. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations, or court decisions interpreting the Tax Act in the future periods may require further adjustments to our analysis.

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

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.*

Chinese society and the Chinese economy continue to undergo significant change. Changes in the political structure, regulations, and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. The Chinese government continues to adjust economic policies to promote economic growth. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations in China may be adversely affected by government control over capital investments or changes in tax regulations. As the Chinese pharmaceutical industry grows and evolves, the Chinese government may also implement measures to change the regulatory structure and structure of foreign investment in this industry. We are unable to predict the frequency and scope of such policy changes and structural changes, any of which could materially and adversely affect FibroGen Beijing’s development and commercialization timelines, liquidity, access to capital, and its ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and commercialize our product candidates in China. In addition, the changing government regulations and policies could result in delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 30, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 39.40% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 30, 2019. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in the U.S., state and local, and various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations and financial condition.

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

As a result of the impact of the Tax Act, the SEC provided guidance that allows us to record provisional amounts for those affected items, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, we completed our analysis of the accounting for the tax effects of the Tax Act and no material adjustments were recognized at year end. The primary impact of the Tax Act relates to the re-measurement of deferred tax assets and liabilities resulting from the Corporate Tax Rate Change, which was recorded as of December 31, 2017. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act in the future periods may require further adjustments to our analysis.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

10.26(xxxvi)*†	Amendment No. 33 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of January 4, 2019	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—

*	Filed herewith
†	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: May 9, 2019	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2019	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)