Form 10-Q
period 2019-06-30
FIBROGEN INC
filed 2019-08-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock outstanding as of July 31, 2019 was 86,915,996.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$74,587	$89,258
Short-term investments	586,174	532,144
Accounts receivable ($4,311 and $47,210 from a related party)	6,453	63,684
Inventories	1,981	—
Prepaid expenses and other current assets ($127,981 and $0 from a related party)	136,596	4,929
Total current assets	805,791	690,015

Restricted time deposits	4,145	4,145
Long-term investments	10,915	55,820
Property and equipment, net	44,865	127,198
Finance lease right-of-use assets	44,536	—
Other assets	4,814	3,420
Total assets	$915,066	$880,598

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$4,060	$9,139
Accrued and other current liabilities ($781 and $444 to a related party)	66,545	66,123
Deferred revenue	136	13,771
Finance lease liabilities, current	12,071	—
Total current liabilities	82,812	89,033

Long-term portion of lease obligations	1,342	97,157
Product development obligations	16,846	16,798
Deferred rent	—	3,038
Deferred revenue, net of current	102,926	136,109
Finance lease liabilities, non-current	43,780	—
Other long-term liabilities	19,058	9,993
Total liabilities	266,764	352,128

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2019 and December 31, 2018; 86,847 and 85,432 shares issued and outstanding at June 30, 2019 and December 31, 2018	868	854
Additional paid-in capital	1,265,783	1,226,453
Accumulated other comprehensive loss	(462)	(2,281)
Accumulated deficit	(637,158)	(715,827)
Total stockholders’ equity	629,031	509,199
Non-controlling interests	19,271	19,271
Total equity	648,302	528,470
Total liabilities, stockholders’ equity and non-controlling interests	$915,066	$880,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
License revenue (includes $117,470, $14,323, $117,470 and $14,323 from a related party)	$150,581	$14,323	$150,581	$14,323
Development and other revenue (includes $17,223, $6,145, $22,082 and $11,317 from a related party)	40,985	29,629	64,848	61,553
Total revenue	191,566	43,952	215,429	75,876

Operating expenses:
Research and development	52,008	52,138	102,505	109,112
Selling, general and administrative	26,739	15,055	48,948	30,605
Total operating expenses	78,747	67,193	151,453	139,717
Income (loss) from operations	112,819	(23,241)	63,976	(63,841)

Interest and other, net
Interest expense	(736)	(2,750)	(1,507)	(5,519)
Interest income and other, net	4,125	2,645	8,303	4,717
Total interest and other, net	3,389	(105)	6,796	(802)

Income (loss) before income taxes	116,208	(23,346)	70,772	(64,643)
Provision for income taxes	205	75	180	174
Net income (loss)	$116,003	$(23,421)	$70,592	$(64,817)

Net income (loss) per share:
Basic	$1.34	$(0.28)	$0.82	$(0.78)
Diluted	$1.26	$(0.28)	$0.77	$(0.78)
Weighted average number of common shares used to calculate net income (loss) per share:
Basic	86,445	83,750	86,077	83,309
Diluted	91,728	83,750	92,069	83,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$116,003	$(23,421)	$70,592	$(64,817)
Other comprehensive income (loss):
Foreign currency translation adjustments	(180)	958	111	431
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	655	53	1,097	3
Other comprehensive income, net of taxes	475	1,011	1,208	434
Comprehensive income (loss)	$116,478	$(22,410)	$71,800	$(64,383)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at March 31, 2019	86,129,564	$861	$1,242,460	$(937)	$(753,161)	$19,271	$508,494
Net income	—	—	—	—	116,003	—	116,003
Change in unrealized gain or loss on investments	—	—	—	655	—	—	655
Foreign currency translation adjustments	—	—	—	(180)	—	—	(180)
Shares issued from stock plans, net of payroll taxes paid	717,508	7	5,681	—	—	—	5,688
Stock-based compensation	—	—	17,642	—	—	—	17,642
Balance at June 30, 2019	86,847,072	$868	$1,265,783	$(462)	$(637,158)	$19,271	$648,302

Balance at March 31, 2018	83,420,625	$834	$1,173,109	$(3,622)	$(670,803)	$19,271	$518,789
Net loss	—	—	—	—	(23,421)	—	(23,421)
Change in unrealized gain or loss on investments	—	—	—	53	—	—	53
Foreign currency translation adjustments	—	—	—	958	—	—	958
Shares issued from stock plans, net of payroll taxes paid	762,219	8	5,184	—	—	—	5,192
Stock-based compensation	—	—	13,231	—	—	—	13,231
Balance at June 30, 2018	84,182,844	$842	$1,191,524	$(2,611)	$(694,224)	$19,271	$514,802

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 1)
Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842 (Note 1)	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02 (Note 1)	—	—	—	611	(611)	—	—
Net income	—	—	—	—	70,592	—	70,592
Change in unrealized gain or loss on investments	—	—	—	1,097	—	—	1,097
Foreign currency translation adjustments	—	—	—	111	—	—	111
Shares issued from stock plans, net of payroll taxes paid	1,414,970	14	5,258	—	—	—	5,272
Stock-based compensation	—	—	34,072	—	—	—	34,072
Balance at June 30, 2019	86,847,072	$868	$1,265,783	$(462)	$(637,158)	$19,271	$648,302

Balance at December 31, 2017	82,498,128	$825	$1,160,094	$(1,795)	$(630,657)	$19,271	$547,738
Impact of change in accounting principle upon adoption of ASU 2016-01	—	—	—	(1,250)	1,250	—	—
Net loss	—	—	—	—	(64,817)	—	(64,817)
Change in unrealized gain or loss on investments	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	431	—	—	431
Shares issued from stock plans, net of payroll taxes paid	1,684,716	17	7,321	—	—	—	7,338
Stock-based compensation	—	—	24,109	—	—	—	24,109
Balance at June 30, 2018	84,182,844	$842	$1,191,524	$(2,611)	$(694,224)	$19,271	$514,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$70,592	$(64,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,523	3,083
Amortization of finance lease right-of-use assets	5,140	—
Net amortization of premium and discount on investments	(2,457)	463
Unrealized loss (gain) on cash equivalents and short-term equity investments	(59)	1,127
Loss (gain) on disposal of property and equipment	(10)	53
Stock-based compensation	34,072	24,109
Realized foreign currency gain	—	(1,074)
Realized gain on sales of available-for-sale securities	—	(87)
Changes in operating assets and liabilities:
Accounts receivable	57,231	(21,737)
Inventories	(1,981)	—
Prepaid expenses and other current assets	(131,803)	(13,197)
Other assets	(200)	(722)
Accounts payable	(5,079)	(2,287)
Accrued and other liabilities	917	(13,371)
Deferred revenue	(46,818)	20,370
Lease obligations	—	25
Accrued interest for finance lease liabilities	241	—
Other long-term liabilities	8,519	1,135
Net cash used in operating activities	(6,172)	(66,927)

Investing activities
Purchases of property and equipment	(2,206)	(3,705)
Proceeds from sale of property and equipment	—	184
Purchases of available-for-sale securities and term deposit	(105,511)	(98)
Proceeds from sales of available-for-sale securities	—	8,167
Proceeds from maturities of investments	100,000	25,390
Net cash provided by (used in) investing activities	(7,717)	29,938

Financing activities
Repayments of finance lease liabilities	(5,850)	—
Repayments of lease obligations	(202)	(201)
Cash paid for payroll taxes on restricted stock unit releases	(8,065)	(10,005)
Proceeds from issuance of common stock	13,337	17,343
Net cash provided by (used in) financing activities	(780)	7,137
Effect of exchange rate change on cash and cash equivalents	(2)	(3)
Net decrease in cash and cash equivalents	(14,671)	(29,855)
Total cash and cash equivalents at beginning of period	89,258	673,658
Total cash and cash equivalents at end of period	$74,587	$643,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”), incorporated in 1993 in Delaware and headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”), is a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”), connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat, the Company’s most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity, completing Phase 3 clinical development worldwide for the treatment of anemia in chronic kidney disease (“CKD”), with a New Drug Application (“NDA”) now approved by the National Medical Products Administration (“NMPA”) in China. The Company and its collaboration partners AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”) are in the process of preparing an NDA for submission to the United States (“U.S.”) Food and Drug Administration (“FDA”) and a Marketing Authorization Application (“MAA”) for submission to the European Medicines Agency (“EMA”) this year. Astellas submitted an NDA for the treatment of anemia in CKD patients on dialysis in Japan in September 2018, which is currently under review by the Pharmaceuticals and Medical Devices Agency (“PMDA”). Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), and advancing towards Phase 3 for the treatment of pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”). FibroGen is also developing a biosynthetic cornea in China.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (“2018 Form 10-K”).

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

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories are determined using full absorption and standard costing, which approximates cost based on a first-in, first-out method. The Company reviews the standard costs of raw materials, work-in-process and finished goods periodically, and at least annually, to ensure that its inventories approximate current actual costs. The cost of inventories includes direct material costs, direct labor and manufacturing overhead. The Company regularly reviews the need to adjust the carrying value of excess and obsolete inventories to their estimated net realizable value, if less than cost, based primarily on its estimated forecast of product demand and product expiration period.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue and deferred revenue, estimates of accruals related to clinical trial costs, valuation allowances for deferred tax assets, and valuation and recognition of stock-based compensation. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$116,003	$(23,421)	$70,592	$(64,817)
Weighted average shares used to compute net income (loss) per share:
Basic	86,445	83,750	86,077	83,309
Dilutive effect of potential common shares	5,283	—	5,992	—
Diluted	91,728	83,750	92,069	83,309

Net income (loss) per share:
Basic	$1.34	$(0.28)	$0.82	$(0.78)
Diluted	$1.26	$(0.28)	$0.77	$(0.78)

Diluted shares did not include 4.4 million and 3.4 million securities for the three and six months ended June 30, 2019, and 8.8 million and 8.7 million securities for the three and six months ended June 30, 2018, respectively, as they were anti-dilutive.

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

The adoption of this guidance did not have a material impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended June 30, 2019.

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

The adoption of this guidance had no impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the six months ended June 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently in April 2019, the FASB issued amendments to the guidance, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The aggregate amount of such consideration received through June 30, 2019 totals $77.6 million.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). Under the Europe Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $425.0 million in potential milestone payments, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of such consideration received through June 30, 2019 totals $410.0 million.

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

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA during their fiscal year 2019, which ends on March 31, 2020, following the Company’s NDA submission to the FDA. The Company evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $129.5 million was recognized as revenue during the period from performance obligations satisfied or partially satisfied as of June 30, 2019. According to the Europe Agreement, these milestone payments are not billable to Astellas until the submission of an MAA, therefore this $130.0 million was recorded as an unbilled contract asset as of June 30, 2019.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of such consideration received through June 30, 2019 totals $389.0 million.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The Company evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $41.6 million was recognized as revenue during the period from performance obligations satisfied or partially satisfied as of June 30, 2019. According to the U.S/RoW Agreement, this milestone payment is not billable to AstraZeneca until the Company has submitted the NDA, therefore this $50.0 million was recorded as an unbilled contract asset as of June 30, 2019.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca paid upfront, non-contingent and non-refundable payments totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of such consideration received through June 30, 2019 totals $55.2 million.

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

On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), received marketing authorization from the NMPA for roxadustat, a first-in-class HIF-PH inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. On December 29, 2018, FibroGen Beijing received First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. These milestones payments were received in the first quarter of 2019.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2019	2018	2019	2018
Japan	License revenue	$—	$14,323	$—	$14,323
	Development revenue	$369	$1,142	$615	$1,591

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through June 30, 2019	Deferred Revenue at June 30, 2019	Total Consideration Through June 30, 2019
License	$74,089	$—	$74,089
Development revenue	14,523	136	14,659
Total license and development revenue	$88,612	$136	$88,748

The revenue recognized under the Japan Agreement for the three months ended June 30, 2019 included an immaterial amount resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes $0.5 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2019	2018	2019	2018
Europe	License revenue	$117,470	$—	$117,470	$—
	Development revenue	$16,854	$5,003	$21,467	$9,726

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through June 30, 2019	Deferred Revenue at June 30, 2019		Total Consideration Through June 30, 2019
License	$487,951	$—		$487,951
Development revenue	224,304	2,019		226,323
Total license and development revenue	$712,255	$2,019	*	$714,274

_______________________________________________________________________________________________________

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of June 30, 2019, prepaid expenses and other current assets included a net unbilled contract asset of $128.0 million related to the Europe Agreement, which represents the net of the above-mentioned unbilled contract asset of $130.0 million, and $2.0 million of deferred revenue presented above.

The revenue recognized under the Europe Agreement for the three months ended June 30, 2019 included an increase in revenue of $129.2 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $9.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2019	2018	2019	2018
U.S. / RoW and China	License revenue	$33,111	$—	$33,111	$—
	Development revenue	23,762	23,479	42,766	50,202
	China performance obligation	$—	$—	$—	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through June 30, 2019	Deferred Revenue at June 30, 2019		Total Consideration Through June 30, 2019
License	$327,275	$—		$327,275
Co-development, information sharing & committee services	451,402	16,342		467,744
China performance obligation	—	136,584		136,584
Total license and development revenue	$778,677	$152,926	*	$931,603

_______________________________________________________________________________________________________

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of June 30, 2019, long-term deferred revenue included $102.9 million related to the U.S./RoW and China Agreement, which represents the net of $152.9 million of deferred revenue presented above and the above-mentioned $50.0 million unbilled contract asset.

The revenue recognized under the U.S./RoW Agreement for the three months ended June 30, 2019 included an increase in revenue of $41.9 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $149.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Other Revenues

Other revenues consist primarily of collagen material sold for research purposes. Other revenues were immaterial for all periods presented.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s collaboration partners for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. The long term portion of deferred revenue represents amounts to be recognized after one year through the end of the non-contingent performance period of the underlying performance obligations.

Deferred revenue includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China. As of December 31, 2018, such deferred revenue was included in long-term deferred revenue. As of June 30, 2019, following receipt of the Chinese Good Manufacturing Practices license by FibroGen Beijing in the second quarter of 2019, approximately $0.5 million of the related deferred revenue was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized as a result of the transfer of control of commercial drug product in China.

3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$350,891	$125,263	$—	$476,154
Bond and mutual funds	10,677	—	—	10,677
Equity investments	237	—	—	237
Money market funds	33,804	—	—	33,804
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	30,021	—	30,021
Total	$395,609	$235,284	$—	$630,893

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$292,317	$224,953	$—	$517,270
Bond and mutual funds	10,484	—	—	10,484
Equity investments	234	—	—	234
Money market funds	541	—	—	541
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	29,910	—	29,910
Total	$303,576	$334,863	$—	$638,439

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,745	$1,745

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$98,105	$98,105

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

The remaining balance of $1.7 million as of June 30, 2019 under lease obligations is related to an expansion option in the Company’s long-term property lease with Shorenstein Properties LLC (“Alexandria” or “landlord”). This expansion option allowed the Company to occupy part of an adjacent building within 31 months of the lease commencement date in 2008. In 2012, the Company gave notice to its landlord that it would not exercise this expansion option, which resulted in a $5.0 million payment liability to the landlord that is financed over the remaining lease term to 2023.

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

The Company currently has five additional real estate leases for space within a building, which are treated as operating leases. These leases have lease terms ranging from two to four years. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements for office equipment, scientific devices and automobile leases, with contracted lease terms ranging from two to five years, treated as finance leases or operating leases, respectively.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	June 30, 2019
Assets
Finance:
Right-of-use assets - cost		$49,676
Accumulated amortization		(5,140)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	44,536
Operating:
Right-of-use assets - cost		1,212
Accumulated amortization		(273)
Operating lease right-of-use assets, net	Other assets	939
Total lease assets		$45,475

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,071
Operating lease liabilities	Accrued and other current liabilities	591
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	43,780
Operating lease liabilities	Other long-term liabilities	346
Total lease liabilities		$56,788

The components of lease expense were as follows (in thousands):

	Statement of Operations Line Item	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$2,571	$5,140
Interest on lease liabilities	Interest expense	609	1,249
Operating lease cost	Research and development, Selling, general and administrative expenses	163	289
Sublease income	Selling, general and administrative expenses	(237)	(824)
Total lease cost		$3,106	$5,854

Supplemental cash flow information related to leases were as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$191
Operating cash flows from finance leases	1,053
Financing cash flows from finance leases	5,850
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	49,676
Operating leases	$1,212

Lease term and discount rate were as follows at June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	4.1
Operating leases	1.4
Weighted-average discount rate:
Finance leases	4.43%
Operating leases	4.74%

Maturities of lease liabilities are as follows:

Year Ending	Finance Leases	Operating Leases
2019 (Remaining six month period)	$7,002	$313
2020	14,089	507
2021	13,678	134
2022	13,878	19
2023	12,523	—
Total future lease payments	61,170	973
Less: Interest	(5,319)	(36)
Present value of lease liabilities	$55,851	$937

The following information was previously disclosed under ASC 840 as of December 31, 2018:

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Operating Leases
2019	$444
2020	232
2021	25
2022	16
2023	—
Total minimum payments	$717

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Lease financing obligations
2019	$14,379
2020	14,664
2021	14,179
2022	14,335
2023	12,872
Total minimum payments	$70,429

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$40,783	$38,783
US treasury notes and bills	—	49,934
Money market funds	33,804	541
Total cash and cash equivalents	$74,587	$89,258

At June 30, 2019 and December 31, 2018, a total of $26.0 million and $21.9 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, a term deposit and a certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$475,126	$1,028	$—	$476,154
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	21	—	30,021
Bond and mutual funds	10,602	75	—	10,677
Equity investments	125	112	—	237
Total investments	$595,853	$1,236	$—	$597,089

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$467,296	$109	$(69)	$467,336
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	—	(90)	29,910
Bond and mutual funds	10,464	20	—	10,484
Equity investments	125	109	—	234
Total investments	$587,885	$238	$(159)	$587,964

At June 30, 2019, all of the available-for-sale investments had contractual maturities within one year. The Company periodically reviews its available-for-sale investments and term deposit for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

June 30, 2019
Raw materials	$797
Work-in-progress	1,035
Finished goods	149
Total inventories	$1,981

The Company started capitalizing inventory costs in June 2019 when FibroGen China began productions of roxadustat for commercial sales purposes. There was no provision to write-down excess and obsolete inventory for the three months ended June 30, 2019.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Unbilled contract assets	$180,000	$—
Deferred revenues from associated contracts	(52,019)	—
Net unbilled contract assets	127,981	—
Prepaid assets	4,716	2,705
Other current assets	3,899	2,224
Total prepaid expenses and other current assets	$136,596	$4,929

The unbilled contract assets as of June 30, 2019 were related to two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe, and a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the planned NDA submission in the U.S. See Note 2 for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$101,250	$101,200
Building shell	—	53,880
Laboratory equipment	16,754	16,405
Machinery	8,461	8,382
Computer equipment	6,655	6,473
Furniture and fixtures	5,778	5,690
Construction in progress	1,888	367
Total property and equipment	$140,786	$192,397
Less: accumulated depreciation	(95,921)	(65,199)
Property and equipment, net	$44,865	$127,198

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Preclinical and clinical trial accruals	$41,104	$35,413
Payroll and related accruals	14,001	21,430
Property taxes and other	1,778	1,095
Professional services	3,588	2,648
Other	6,074	5,537
Total accrued liabilities	$66,545	$66,123

6.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$10,450	$7,894	$20,028	$14,264
Selling, general and administrative	7,192	5,337	14,044	9,845
Total stock-based compensation expense	$17,642	$13,231	$34,072	$24,109

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock Options
Expected term (in years)	5.3	5.4	5.3	5.4
Expected volatility	68.2%	67.5%	67.9%	67.8%
Risk-free interest rate	2.0%	2.8%	2.5%	2.7%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$24.40	$31.35	$33.20	$32.12

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	48.1 - 62.1%	47.3 - 75.3%	48.1 - 62.1%	47.3 - 75.3%
Risk-free interest rate	1.3 - 2.9%	0.8 - 2.6%	1.3 - 2.9%	0.8 - 2.6%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$19.07	$15.25	$19.65	$13.67

7.	Income Taxes

The provisions for income taxes for the three and six months ended June 30, 2019 and 2018 were due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

8.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $134.7 million and $139.6 million for the three and six months ended June 30, 2019, respectively, and $20.5 million and $25.6 million for the three and six months ended June 30, 2018, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.8 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.7 million during the six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, accounts receivable from Astellas were $4.3 million and $47.2 million, respectively, and amounts due to Astellas were $0.8 million and $0.4 million, respectively. The accounts receivable from Astellas as of December 31, 2018 included $43.8 million related to the delivery of roxadustat API to Astellas during the fourth quarter of 2018, pursuant to an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan. This amount was received during the first quarter of 2019.

Prepaid expenses and other current assets as of June 30, 2019 included $128.0 million of net unbilled contract asset, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $2.0 million of associated deferred revenue. See Note 2 for details. According to the Europe Agreement, this $130.0 million is not billable to Astellas until the submission of an MAA, therefore the net contract asset was included in the prepaid expenses and other current assets line on the Company’s condensed consolidated balance sheet as of June 30, 2019. There was no such contract asset balance as of December 31, 2018.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”), is a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”), connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat, our most advanced product candidate, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity, completing Phase 3 clinical development worldwide for the treatment of anemia in chronic kidney disease (“CKD”), with a New Drug Application (“NDA”) now approved by the National Medical Products Administration (“NMPA”) in China. We and our collaboration partners AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”) are in the process of preparing an NDA for submission to the United States (“U.S.”) Food and Drug Administration (“FDA”) and a Marketing Authorization Application (“MAA”) for submission to the European Medicines Agency (“EMA”) this year. Astellas submitted an NDA for the treatment of anemia in CKD patients on dialysis in Japan in September 2018, which is currently under review by the Pharmaceuticals and Medical Devices Agency (“PMDA”). Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), and advancing towards Phase 3 for the treatment of pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”). We are also developing a biosynthetic cornea in China.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except for per share data)
Result of Operations
Revenue	$191,566	$43,952	$215,429	$75,876
Operating expenses	$78,747	$67,193	$151,453	$139,717
Net income (loss)	$116,003	$(23,421)	$70,592	$(64,817)
Net income (loss) per share - basic	$1.34	$(0.28)	$0.82	$(0.78)
Net income (loss) per share - diluted	$1.26	$(0.28)	$0.77	$(0.78)

			June 30, 2019	December 31, 2018
			(in thousands)
Balance Sheet
Cash and cash equivalents			$74,587	$89,258
Short-term and long-term investments			$597,089	$587,964
Accounts receivable			$6,453	$63,684

Our revenue for the three and six months ended June 30, 2019 increased compared to the same periods a year ago. Our revenue for the current year periods primarily consisted of the recognition of $129.5 million of two regulatory milestones totaling $130.0 million that were included in the transaction price during the second quarter of 2019 when these milestones became probable of being achieved. These milestones are associated with the planned MAA submission to the EMA under the collaboration agreement with Astellas for roxadustat as a treatment for dialysis and non-dialysis CKD patients. In addition, the revenue recognized during the current year periods included the recognition of $41.6 million of a $50.0 million regulatory milestone that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved. This milestone is associated with the planned NDA submission to the FDA under the collaboration agreement with AstraZeneca for roxadustat as a treatment for dialysis and non-dialysis CKD patients. As comparison, our revenue for the prior year period included the recognition of $14.9 million of a $15.0 million regulatory milestone associated with NDA submission in Japan under the collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved. The increases were partially offset by a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Operating expenses for the three months ended June 30, 2019 increased compared to the same period a year ago primarily due to $9.2 million higher outside service expenses related to co-promotional activities and scientific contract expenses, $4.4 million higher stock-based compensation related to the cumulative impact of stock option grant activities, $2.6 million amortization of finance lease right-of-use (“ROU”) assets related to the adoption of lease accounting guidance under Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”) and $1.1 million higher depreciation expenses due to the change in estimated useful life for our leasehold improvements as a result of the adoption of ASC 842. The increases were partially offset by $3.4 million lower clinical trial expenses related to lower activities for roxadustat offset by higher activities for pamrevlumab, and $2.5 million lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab.

Operating expenses for the six months ended June 30, 2019 increased compared to the same period a year ago primarily due to $11.4 million higher outside service expenses related to co-promotional activities and scientific contract expenses, $10.0 million higher stock-based compensation related to the cumulative impact of stock option grant activities, $5.2 million amortization of finance lease ROU assets related to the adoption of lease accounting guidance under ASC 842, $2.3 million higher depreciation expenses due to the change in estimated useful life for our leasehold improvements as a result of the adoption of ASC 842 and $1.8 million higher employee-related expenses resulting from higher average compensation level. The increases were partially offset by $11.7 million lower clinical trial expenses related to lower activities for roxadustat offset by higher activities for pamrevlumab, $6.2 million lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab.

During the three months ended June 30, 2019, we had a net income of $116.0 million, or net income per basic share of $1.34, and net income per diluted share of $1.26, as compared to a net loss of $23.4 million for the same period a year ago, due to an increase in revenue partially offset by an increase in operating expenses. During the six months ended June 30, 2019, we had a net income of $70.6 million, or net income per basic share of $0.82, and net income per diluted share of $0.77, as compared to a net loss of $64.8 million for the same period a year ago, due to an increase in revenue partially offset by an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $678.1 million at June 30, 2019, a decrease of $62.8 million from December 31, 2018, primarily due to the cash used in operations, partially offset by the accounts receivable at December 31, 2018 collected during the year.

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

We have reported top line efficacy data from individual studies and safety data for the pooled non-dialysis population and the pooled dialysis population, as well as the incident dialysis subpopulation, from the roxadustat Phase 3 trials intended to support our NDA in the U.S. and MAA in the European Union (“EU”) for the treatment of anemia in CKD.

In our pre-NDA meeting with the FDA, we reached agreement on the content to be included in our NDA submission package for roxadustat for treatment of anemia in CKD, including the cardiovascular safety analyses for both CKD-dialysis and CKD-non-dialysis. The agreement for non-dialysis is an approach to account for the differential dropout between roxadustat and placebo observed in our Phase 3 studies. We are confident we have sufficient data for FDA review of our NDA in both CKD dialysis and CKD non-dialysis and we are planning to submit the NDA in October of 2019. Our partner Astellas is planning for an MAA submission to the EMA during the second half of their fiscal year 2019, which ends on March 31, 2020.

In China, we have secured regulatory approval of our commercial active pharmaceutical ingredient (“API”) plant in Cangzhou, Hebei. We have subsequently produced commercial batches of API and shipped commercial drug product. Roxadustat is currently approved for the treatment of anemia in CKD patients on dialysis. We expect non-dialysis CKD patients to be added to the roxadustat label in the third quarter of 2019.

In Japan, Astellas submitted an NDA for roxadustat for the treatment of anemia in CKD patients on dialysis in September 2018, which is currently under review by the PMDA. We expect an approval decision on the Japan dialysis NDA in the second half of 2019. Astellas has announced it expects the second non-dialysis study in Japan to be completed in 2019.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

In addition to anemia in CKD, we are continuing to enroll the 156-patient double-blind, placebo-controlled portion of our global Phase 3 clinical study of roxadustat in transfusion-dependent, lower risk MDS patients. The primary endpoint is the proportion of patients who achieve transfusion independence.

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

Roxadustat for the Treatment of Anemia in Chemotherapy Induced Anemia

We plan to initiate a Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy induced anemia in the third quarter of 2019.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element in the progression of fibrotic and fibro-proliferative diseases. We initiated our Phase 3 clinical trial of pamrevlumab for the treatment of IPF and are screening patients in our Phase 3 clinical trial for locally advanced unresectable pancreatic cancer. We recently presented topline results from our 1-year data from our ongoing Phase 2 trial for DMD.

In the U.S., pamrevlumab has received orphan drug designation for DMD in addition to IPF and pancreatic cancer, and Fast Track designation for the treatment of both IPF patients and patients with locally advanced unresectable pancreatic cancer from the FDA.

Idiopathic Pulmonary Fibrosis

We recently began enrolling ZEPHYRUS, our double-blind, placebo-controlled Phase 3 trial of pamrevlumab in approximately 565 IPF patients. This study is powered to meet the FDA requirement of a highly statistically-significant result in the primary efficacy endpoint of change from baseline in forced vital capacity (“FVC”).

Locally Advanced Unresectable Pancreatic Cancer

We are actively screening patients for LAPIS, our double-blind placebo controlled Phase 3 trial of pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab, in combination with gemcitabine and nab-paclitaxel, or placebo with gemcitabine and nab-paclitaxel.

Duchenne Muscular Dystrophy

In DMD, all 21 non-ambulatory patients from our fully enrolled Phase 2 open-label single-arm trial have completed over one year of treatment with pamrevlumab. While we cannot make direct comparisons between our trial and previously published data due to, among other things, differences in subject numbers, baseline characteristics, inclusion/exclusion criteria, treatment protocols, and analysis methods, we are encouraged by the data obtained so far. Pamrevlumab was well tolerated in this study.

In June 2019 at the Parent Project Muscular Dystrophy meeting, we reported topline results from our one-year administrative analysis comparing our Phase 2 data to recent published natural disease history studies of DMD patients.

In pulmonary function tests, the results from our study indicate a potential reduction in the 1-year decline in FVC percent predicted from baseline for our pamrevlumab-treated patients when compared to FVC data of DMD patients (whether such patients were taking steroids or not) published in 2019 by Ricotti. In the 2019 Ricotti study, the DMD patients were not taking any active drug (other than steroids). All of the patients in our Phase 2 pamrevlumab trial were taking steroids. In addition, pamrevlumab showed less decline in both percent predicted forced expiratory volume as compared to previously published study results of Meier in 2016, and in percent predicted peak expiratory flow rate, compared to what was observed in the study by Ricotti in 2019.

Our data showed an increase in cardiac function, measured by mean change of left ventricular ejection fraction (“LVEF”), of 0.29% from baseline for our pamrevlumab-treated patients. Whereas, data published in 2018 by McDonald of DMD patients only on steroids showed a mean LVEF decline of 0.82% from baseline in one year. In a sub-group analysis of pamrevlumab subjects with baseline LVEF greater than 50%, the mean change was an increase in LVEF of 1.79% from baseline.

In muscle function tests, the majority of the results of this Phase 2 study showed the mean change from baseline in our pamrevlumab-treated patients were more favorable than previously published data. Our results showed a positive increase in grip-strength score in both dominant and non-dominant hands at one year of treatment with pamrevlumab, while earlier results from a 2015 study by Seferian showed a decline at one year as expected. In the performance of the upper limb (“PUL”) test specifically developed for DMD patients, our pamrevlumab-treated patients had a mean change from baseline of -1.53. In the 2019 study by Ricotti of DMD patients taking either nothing or only steroids, the annual mean change in the PUL test was -4.13. Furthermore, in our study a strong correlation between change in biceps brachii T2-mapping and change in PUL score was observed, demonstrating stabilization and even possible improvement in the muscle fibrosis burden.

Based on our administrative analysis and advice we received from expert advisors, we are planning to share these results with the FDA to discuss pivotal study design in our clinical development plan for DMD.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through June 30, 2019 totals $487.6 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

During the second quarter of 2019, we received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA during their fiscal year 2019, which ends on March 31, 2020, following our planned NDA submission to the FDA anticipated in October of 2019. We evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019.

In addition, as of June 30, 2019, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

In China, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) will conduct the development work for CKD anemia, will hold all of the regulatory licenses issued by China regulatory authorities, and will be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. Outside of China, we are responsible, through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through June 30, 2019 totals $444.2 million.

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

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our NDA submission to the FDA, which is anticipated in the third quarter of 2019. We evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019.

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2019 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through June 30, 2019	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$77,593	$95,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	487,593	430,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	55,200	321,500	376,700
Total AstraZeneca	444,200	1,181,500	1,625,700
Total revenue	$931,793	$1,611,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue:
License revenue	$150,581	$14,323	$136,258	951%	$150,581	$14,323	$136,258	951%
Development and other revenue	40,985	29,629	11,356	38%	64,848	61,553	3,295	5%
Total revenue	$191,566	$43,952	$147,614	336%	$215,429	$75,876	$139,553	184%

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

Total revenue increased $147.6 million, or 336% for the three months ended June 30, 2019, and increased $139.6 million, or 184% for the six months ended June 30, 2019, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
License revenue:
Astellas	$117,470	$14,323	$103,147	720%	$117,470	$14,323	$103,147	720%
AstraZeneca	33,111	—	33,111	100%	33,111	—	33,111	100%
Total license revenue	$150,581	$14,323	$136,258	951%	$150,581	$14,323	$136,258	951%

License revenue increased $136.3 million, or 951%, respectively for the three and six months ended June 30, 2019 compared to the same periods a year ago.

License revenue recognized under our collaboration agreements with Astellas in the three and six months ended June 2019 was related to two regulatory milestones totaling $130.0 million associated with the planned MAA submission in Europe that were included in the transaction price during the second quarter of 2019 when these milestones became probable of being achieved. Of this amount, $117.5 million was allocated to license revenue and recognized during the second quarter of 2019.

License revenue recognized under our collaboration agreements with AstraZeneca in the three and six months ended June 2019 was related to a regulatory milestone of $50.0 million associated with the planned NDA submission in the U.S. that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved. Of this amount, $33.1 million was allocated to license revenue and recognized during the second quarter of 2019.

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

Development and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Development revenue:
Astellas	$17,223	$6,145	$11,078	180%	$22,082	$11,317	$10,765	95%
AstraZeneca	23,762	23,479	283	1%	42,766	50,202	(7,436)	(15)%
Total development revenue	40,985	29,624	11,361	38%	64,848	61,519	3,329	5%
Other revenue	—	5	(5)	(100)%	—	34	(34)	(100)%
Total development and other revenue	$40,985	$29,629	$11,356	38%	$64,848	$61,553	$3,295	5%

Development and other revenue increased $11.4 million, or 38% for the three months ended June 30, 2019, and $3.3 million, or 5% for the six months ended June 30, 2019, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas increased $11.1 million, or 180% for the three months ended June 30, 2019, and $10.8 million, or 95% for the six months ended June 30, 2019, respectively primarily due to the allocated revenue of $12.0 million related to the above-mentioned $130.0 million associated with the regulatory milestones of the planned MAA submission in Europe.

Development revenue recognized under our collaboration agreements with AstraZeneca remained flat for the three months ended June 30, 2019 due to the allocated revenue of $8.4 million related to the above-mentioned $50.0 million associated with the regulatory milestone of the planned NDA submission in the U.S., offset by a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the six months ended June 30, 2019 decreased $7.4 million, or 15% due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the allocated revenue of $8.4 million related to the above-mentioned $50.0 million associated with the regulatory milestone of the planned NDA submission in the U.S.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Operating expenses
Research and development	$52,008	$52,138	$(130)	—%	$102,505	$109,112	$(6,607)	(6)%
Selling, general and administrative	26,739	15,055	11,684	78%	48,948	30,605	18,343	60%
Total operating expenses	$78,747	$67,193	$11,554	17%	$151,453	$139,717	$11,736	8%

Total operating expenses increased $11.6 million, or 17% for the three months ended June 30, 2019, and $11.7 million, or 8% for the six months ended June 30, 2019, respectively, compared to the same periods a year ago, for the reasons discussed in the sections below.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2019 and 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Phase of Development	2019	2018	2019	2018
		(in thousands)
Roxadustat	Phase 3	$29,492	$33,335	$59,633	$70,858
Pamrevlumab	Phase 2/3	14,748	13,837	27,102	25,931
FG-5200	Preclinical	1,345	1,154	2,722	2,642
Other research and development expenses		6,423	3,812	13,048	9,681
Total research and development expenses		$52,008	$52,138	$102,505	$109,112

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

Research and development expenses remained flat for the three months ended June 30, 2019, compared to the same period a year ago, as a result of decreases in clinical trials costs of $3.4 million, and drug development expenses of $2.5 million, offset by increases in stock-based compensation expense of $2.6 million, allocated facility related expense of $1.9 million and outside services of $1.6 million. Clinical trial costs decreased as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the increases resulted from Phase 3 trials for pamrevlumab. Drug development expenses decreased primarily due to lower drug substance manufacturing activities related to pamrevlumab. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher due to $2.6 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $1.1 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Outside services costs increased due to higher scientific contract work related to roxadustat submission activities and higher medical affairs expenses for roxadustat in China. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

Research and development expenses decreased $6.6 million, or 6% for the six months ended June 30, 2019, compared to the same period a year ago, primarily due to decreases in clinical trials costs of $11.7 million, and drug development expenses of $6.2 million, partially offset by increases in stock-based compensation expense of $5.8 million, allocated facility related expense of $4.4 million and outside services of $2.4 million. Clinical trial costs decreased as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the increases resulted from Phase 3 trials for pamrevlumab. Drug development expenses decreased primarily due to lower drug substance manufacturing activities related to pamrevlumab. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Facility related expenses, as part of the allocated overhead costs, was higher due to $5.2 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $2.2 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Outside services costs increased due to higher scientific contract work related to roxadustat submission activities, higher medical affairs expenses for roxadustat in China and higher consulting expenses related to pamrevlumab. We expect development expenses to increase as we begin Phase 3 trials for pamrevlumab.

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

We anticipate that our SG&A expenses will increase in the future as we increase our headcount to support our potential commercialization of our product candidates. We also anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, regulatory compliance programs, and investor relations costs associated with being a public company and ceasing to be an emerging growth company. Additionally, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

SG&A expenses increased $11.7 million, or 78% for the three months ended June 30, 2019, compared to the same period a year ago, primarily due to increases in outside service expenses of $7.6 million, stock-based compensation expense of $1.9 million, employee-related costs of $1.2 million, and facility related expenses of $1.1 million. Outside service expenses increased due to the co-promotional expenses incurred of our preparation for commercial operations. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher headcount primarily in the sales and marketing functions in China. Facility related expenses, as part of the allocated overhead costs, was higher due to $2.6 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $1.1 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842.

SG&A expenses increased $18.3 million, or 60% for the six months ended June 30, 2019, compared to the same period a year ago, primarily due to increases in outside service expenses of $8.9 million, stock-based compensation expense of $4.2 million, employee-related costs of $2.2 million, and facility related expenses of $2.2 million. Outside service expenses increased due to the co-promotional expenses incurred of our preparation for commercial operations. Stock-based compensation expense increased due to cumulative impact of stock option grant activities. Employee-related costs increased due to higher headcount primarily in the sales and marketing functions in China. Facility related expenses, as part of the allocated overhead costs, was higher due to $5.2 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $2.2 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(736)	$(2,750)	$2,014	(73)%	$(1,507)	$(5,519)	$4,012	(73)%
Interest income and other, net	4,125	2,645	1,480	56%	8,303	4,717	3,586	76%
Total interest and other, net	$3,389	$(105)	$3,494	(3,328)%	$6,796	$(802)	$7,598	(947)%

Interest Expense

Before December 31, 2018, interest expense included payments made for imputed interest related to the facility lease financing obligations for our leased facilities in San Francisco and China. After adoption of ASC 842 as of January 1, 2019, the interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $2.0 million, or 73% for the three months ended June 30, 2019, and $4.0 million, or 73% for the six months ended June 30, 2019, compared to the same periods a year ago, due to the different method of interest computation of interest expense under the old and new lease accounting rules.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments.

Interest income and other, net increased $1.5 million, or 56% for the three months ended June, 2019, compared to the same period a year ago, primarily due to $1.5 million higher interest earned on our cash, cash equivalents and investments associated with the higher average balances and $1.3 million higher net unrealized gain on our marketable equity investments, partially offset by $1.3 million related to a one-time realized foreign currency gain during the prior year period.

Interest income and other, net increased $3.6 million, or 76% for the six months ended June, 2019, compared to the same period a year ago, primarily due to $3.4 million higher interest earned on our cash, cash equivalents and investments associated with the higher average balances and $1.2 million higher net unrealized gain on our marketable equity investments, partially offset by $1.3 million related to a one-time realized foreign currency gain during the prior year period.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Income (loss) before income taxes	$116,208	$(23,346)	$70,772	$(64,643)
Provision for income taxes	205	75	180	174
Effective tax rate	0.2%	(0.3)%	0.3%	(0.3)%

The provisions for income taxes for the three and six months ended June 30, 2019 and 2018 were due to foreign taxes.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, we have established and continue to maintain a full valuation allowance against our deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of certain collaboration agreements involving license payments, milestones and reimbursement for development services.

As of June 30, 2019, we had cash and cash equivalents of $74.6 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of June 30, 2019, we had short-term and long-term investments of $586.2 million and $10.9 million, respectively. As of June 30, 2019, a total of $26.0 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,172)	$(66,927)
Investing activities	(7,717)	29,938
Financing activities	(780)	7,137
Effect of exchange rate changes on cash and cash equivalents	(2)	(3)
Net decrease in cash and cash equivalents	$(14,671)	$(29,855)

Operating Activities

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2019 and consisted primarily of net income of $70.6 million adjusted for non-cash items of $42.2 million, offset by a net decrease in operating assets and liabilities of $119.0 million. The significant non-cash items included stock-based compensation expense of $34.1 million, depreciation expense of $5.5 million, amortization of finance lease ROU of $5.1 million, and net amortization of premium and discount on investments of $2.5 million. The significant items in the changes in operating assets and liabilities included decreases resulting from prepaid expenses and other current assets of $131.8 million, deferred revenue of $46.8 million, accounts payable of $5.1 million and inventories of $2.0 million, partially offset by increases resulting from accounts receivable of $57.2 million and other long-term liabilities of $8.5 million. The changes in prepaid expenses and other current assets and deferred revenue were primarily driven by a $130.0 million unbilled contract asset related to regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission in Europe and a $50.0 million contract asset related to a regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the planned NDA submission in the U.S., which were not billable to Astellas or AstraZeneca as of June 30, 2019, net of the associated deferred revenues of $2.0 million and $50.0 million, respectively. The change in deferred revenue was also related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in accounts payable was primarily driven by the timing of invoicing and payments. The change in inventories was due to the capitalization of inventory costs starting in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes. The change in accounts receivable was primarily related to the collection of $43.9 million from Astellas for the roxadustat API delivery in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in other long-term liabilities was primarily due to the accrual of co-promotional expenses for our preparation for commercial operation that is not expected to be paid in the next year.

Net cash used in operating activities was $66.9 million for the six months ended June 30, 2018 and consisted primarily of net loss of $64.8 million adjusted for non-cash items of $27.7 million and a net decrease in operating assets and liabilities of $29.8 million. The significant non-cash items included stock-based compensation expense of $24.1 million, depreciation expense of $3.1 million, unrealized loss on our marketable equity investments of $1.1 million, and realized foreign currency gain of $1.1 million. The significant items in the changes in operating assets and liabilities included decreases resulting from accounts receivable of $21.7 million, accrued liabilities of $13.4 million, prepaid expenses and other current assets of $13.2 million, and accounts payable of $2.3 million, partially offset by an increase resulting from deferred revenue of $20.4 million. The changes in accounts receivable and deferred revenue were primarily related to a sale of roxadustat API to Astellas during the second quarter of 2018. The sale was made pursuant to a material transfer agreement in anticipation of the execution of an amendment to the Japan Agreement. The associated consideration was recorded as deferred revenue as of June 30, 2018 as control of the product had not fully transferred to Astellas as of June 30, 2018. The changes in accrued liabilities and accounts payable were primarily driven by clinical trial activities and the timing of payments. The change in prepaid expenses and other current assets was related to a contract asset related to a regulatory milestone under the Japan Agreement with Astellas associated with NDA submission in Japan, which was not billable to Astellas as of June 30, 2018.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2019 and consisted of cash used in purchases of available-for-sale securities and term deposit of $105.5 million and purchased of property and equipment of $2.2 million, partially offset by proceeds from maturities of investments of $100.0 million.

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

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2019 and consisted primarily of $8.1 million of cash paid for payroll taxes on restricted stock unit releases and $5.9 million of repayments of finance lease liabilities partially offset by $13.3 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”).

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2018 and consisted primarily of $17.3 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $10.0 million of cash paid for payroll taxes on restricted stock unit releases.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2019 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:

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

Recently Issued and Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the above guidance under ASC 842 as of January 1, 2019, using the modified retrospective transition method, through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We elected the optional transition method under the guidance, which allowed it to continue applying previous lease guidance (ASC 840) for the comparative prior year periods presentation in the year of adoption. Accordingly, we recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we elected the package of transitional practical expedients permitted under the transition guidance under ASC 842, which among other things allows us to carry forward its historical lease classification, and not to reassess initial direct costs for any existing leases. Meanwhile, we did not elect the hindsight practical expedient because it has limited number of leases, lease terms are straightforward, and most of its lease renewals are undefined until negotiated. In addition, we have elected the short term accounting policy practical expedient and does not apply the balance sheet recognition requirements for short-term leases (excluding expenses relating to leases with a lease term of one month or less), by class of underlying asset to which the right of use relates. We have not elected the non-lease components practical expedient, and therefore accounts for each lease component separately from the non-lease components. Upon adoption of ASC 842, we classified our existing building leases that were previously accounted for as build-to-suit arrangements as finance leases, and applied the transition guidance. Accordingly, we derecognized the assets and liabilities previously recognized under ASC 840 build-to-suit guidance. In addition, as a result of applying the transition guidance, we also recorded an adjustment to the accumulated depreciation of related leasehold improvements to reflect a change in estimated useful life from the building life to the shorter of the building life and remaining lease term. Differences between the assets and liabilities derecognized were recorded to the opening balance of retained earnings. The adoption of ASC 842 resulted in a recognition of approximately $50.3 million in right-of-use assets and approximately $62.0 million in lease liabilities, respectively, upon adoption of this guidance, for our operating leases and finance leases. The adoption of ASC 842 had no impact to our condensed statement of operations or condensed consolidated statement of cash flows for the three and six months ended June 30, 2019. Refer to Note 1 to the condensed consolidated financial statements for details.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods. We adopted this guidance on January 1, 2019 using the modified retrospective approach, which resulted in a reclassification of $0.6 million, based on the aggregate portfolio approach, from accumulated other comprehensive loss to opening accumulated deficit. The adoption of this guidance had no impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three and six months ended June 30, 2019. Refer to Note 1 to the condensed consolidated financial statements for details.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, the changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is presented. This final rule was effective as of November 5, 2018. Accordingly, we included the condensed consolidated statements of changes in stockholders’ equity in Form 10-Q starting the first quarter of 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently in April 2019, the FASB issued amendments to the guidance, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This guidance is effective for the annual reporting period beginning after December 15, 2019, including interim periods within that reporting period. We do not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”) and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred annual losses each year since our inception. We have not generated any revenue based on commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2018 was approximately $86.4 million, and our net loss for the years ended December 31, 2017, and 2016, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million and $58.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $637.2 million. As of June 30, 2019, we had capital resources consisting of cash, cash equivalents and short-term investments of $660.8 million plus $10.9 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, and despite our expectation to launch commercialization efforts in China for roxadustat for the treatment of anemia caused by CKD in dialysis patients, we anticipate we will continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of and seek regulatory approval for our product candidates and in our commercialization efforts. If we do not successfully develop and obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll more than 8,000 patients for our United States (“U.S.”) and European programs alone. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

•

the ultimate approval criteria (which may include non-inferiority margins and statistical analyses methods), indications, patient populations, and ultimate benefit-risk analysis used by regulatory authorities in their approval processes;

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

We have conducted a limited number of Phase 2 clinical trials with pamrevlumab. We have conducted a randomized placebo-controlled study in 103 IPF patients with sub-studies in an additional 57 IPF patients comparing pamrevlumab to one of two standards of care, an open-label Phase 2 dose escalation study of pamrevlumab for IPF in 89 patients and a randomized double-blind placebo controlled study for liver fibrosis in subjects with hepatitis B, we are currently conducting an open-label randomized, active-control, neoadjuvant Phase 2 trial in pancreatic cancer combining pamrevlumab with nab-paclitaxel plus gemcitabine in 37 patients, and we are currently in a Phase 2 open-label trial of pamrevlumab for DMD in 21 non-ambulatory patients. We cannot be sure that the results we have received to date from these trials will be substantiated in larger, well-controlled Phase 3 clinical trials, that larger trials will demonstrate the safety and efficacy of pamrevlumab for these or other indications, that further studies will provide benefits over existing approved products or that new safety issues will not be uncovered in further trials. In addition, while we believe that the limited animal and human studies conducted to date suggest that pamrevlumab has the potential to arrest or reverse fibrosis and reduce tumor mass in some patients or diseases, we cannot be sure that these results will be indicative of the effects of pamrevlumab in larger human trials. In addition, the IPF and pancreatic cancer patient populations are extremely ill and routinely experience SAEs, including death, which may be attributed to pamrevlumab in a manner that negatively impacts the safety profile of our product candidate. If the additional clinical trials that we are planning or are currently conducting for pamrevlumab do not show favorable efficacy results or result in safety concerns, or if we do not meet our clinical endpoints with statistical significance, or demonstrate an acceptable risk-benefit profile, we may be prevented from or delayed in obtaining regulatory approval for pamrevlumab in one or both of these indications.

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

Our Phase 3 trials include a MACE safety endpoint, which is a composite endpoint designed to identify major safety concerns, in particular relating to cardiovascular events such as cardiovascular death, myocardial infarction and stroke. The European Medicines Agency (“EMA”) is requiring MACE+ as a safety endpoint which, in addition to the MACE components, incorporates measurements of hospitalization rates due to heart failure or unstable angina. The EMA will also review MACE results. The FDA has also informed us that the MACE endpoint will need to be evaluated separately for our Phase 3 trials in non-dialysis-dependent (“NDD”)-CKD patients and our Phase 3 trials in dialysis-dependent (“DD”)-CKD patients. The MACE endpoint is being evaluated in pooled analysis across Phase 3 studies of similar study populations and requires demonstration of non-inferiority relative to comparator, which means that the MACE event rate in roxadustat-treated patients must have less than a specified probability of exceeding the rate in the comparator trial by a specified hazard ratio.

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

The FDA and EMA will do their own benefit risk analysis and may reach a different conclusion than we or our partners have internally, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.*

Even if we believe we have achieved certain results based on a totality of the evidence, such as superiority or non-inferiority, in certain endpoints, populations or subpopulations, or using certain statistical methods of analysis, the FDA and EMA will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. Regulatory authorities may approve roxadustat for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, estimated glomerular filtration rate, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat, which may limit the commercialization or market opportunity for roxadustat. Further, initial topline results reported for certain studies (such as reduction of transfusion risk or hemoglobin response in the presence of inflammation), may not be representative of the data seen in all studies or may not be sustained upon further analyses or after more wide-spread use upon commercialization. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.*

With respect to roxadustat, regulatory approvals, if obtained at all, could limit the approved indicated uses for which roxadustat may be marketed. For example, ESAs have been subject to significant safety warnings, including the “Black Box” warnings on their labels. Refer to “Business — Roxadustat for the Treatment of Anemia in Chronic Kidney Disease — Limitations of the Current Standard of Care for Anemia in CKD” in our annual report on Form 10-K for the year ended December 31, 2018. In addition, in the past, an approved ESA was voluntarily withdrawn due to serious safety issues discovered after approval. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the “Black Box” warning for ESAs, the label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

As an organization, we have not successfully commercialized any drug product. Therefore, we may not be able to efficiently execute our development and commercialization plans.

We are currently conducting Phase 3 clinical trials for pamrevlumab and roxadustat. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have limited experience in preparing, submitting and prosecuting regulatory filings, and have not received approval for an NDA before outside of China where we received marketing authorization in December 2018 from the NMPA for the treatment of anemia caused by CKD in dialysis patients. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of roxadustat or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing roxadustat or any other product candidate we are developing.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco, are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. Akebia is currently conducting Phase 3 studies in NDD–CKD and DD-CKD, as well as additional Phase 1 and Phase 2 studies. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation (“Mitsubishi Tanabe”), Akebia’s collaboration partner, submitted an NDA for treatment of anemia in CKD patients on dialysis and not on dialysis, supported by the Phase 3 studies conducted by Mitsubishi Tanabe in Japan. GSK is conducting global Phase 3 studies in NDD-CKD and DD-CKD. In Japan, GSK has completed two Phase 3 studies in hemodialysis-dependent CKD patients and one Phase 3 study in CKD patients not on dialysis or on peritoneal dialysis. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and its Japan Phase 3 studies in NDD-CKD and DD-CKD are expected to complete in the second half of 2019. Japan Tobacco is also conducting Phase 3 studies in NDD-CKD and DD-CKD in Japan only. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma Inc. and its partner Celgene Corporation (“Celgene”) announced in April 2019 that Celgene has submitted a Biologics License Application (“BLA”) for luspatercept for the treatment of adult patients with very low to intermediate risk of MDS-associated anemia who have ring sideroblasts and require red blood cell transfusions, and beta-thalassemia-associated anemia who require red blood cell transfusions. Celgene’s plan to submit a marketing approval application for luspatercept in the European Union (“EU”) in the second quarter of 2019. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the NMPA to conduct trials in China to support its ex-China regulatory filings. Furthermore, while it is too early to understand how the NMPA will implement its recently approved guidelines to allow multinational companies to use their ex-China clinical data in their NDAs in China, these guidelines could in theory allow competitors to accelerate their NDA applications in China. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. also announced in 2016 its plan to begin a Phase 1 clinical trial of a HIF-PH inhibitor for the China market, and two Chinese domestic companies, Jiangsu Hengrui Medicine Co., Ltd. and Guangdong Sunshine Health Investment Co., Ltd., have announced they also secured the NMPA approval to conduct clinical trials for their respective HIF-PH inhibitors.

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

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s Esbriet® (pirfenidone) and Boehringer Ingelheim Pharma GmbH & Co. KG’s Ofev® (nintedanib). Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in development for IPF include Biogen-Idec’s BG-00011, Galapagos NV’s GLPG1690 and GLPG1205, Kadmon Holdings, Inc.’s KD025, Prometic Life Sciences Inc.’s PBI-4050, and Promedior Inc.’s PRM-151. Galapagos initiated a Phase 3 study for GLPG 1690 in December 2018.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”) with Exondys 51® (eteplirsen), approved in the U.S. for patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping, and from PTC Therapeutics’ drug ataluren approved in ambulatory patients in Europe. We may also face competition from Sarepta’s golodirsen, currently under NDA review in the U.S., and agents currently in development for DMD, including PTC Therapeutics’ ataluren, Santhera Pharmaceuticals’ idebone, Catabasis Pharmaceuticals’ edasalonexent, Capricor Therapeutics’ CAP-1002, and Sarepta’s casimersen and other gene therapies, if and when these agents are approved and launched.

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

The logistics of our supply chain, which include shipment of materials and intermediates from countries such as China and India add additional time and risk (including risk of loss) to the manufacture of our product candidates. While we have in the past maintained sufficient inventory of materials, API, and drug product to meet our and our collaboration partners’ needs for roxadustat to date, the lead time and regulatory approvals required to source from and into countries outside of the U.S. increase the risk of delay and potential shortages of supply.

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

We intend, if necessary, to vigorously enforce our intellectual property in order to protect the proprietary position of our product candidates, including roxadustat and pamrevlumab. In addition, our collaboration partners who have been granted licenses to our patents may also have rights related to enforcement of those patents. Active efforts to enforce our patents by us or by our partners may include litigation, administrative proceedings, or both, depending on the potential benefits that might be available from those actions and the costs associated with undertaking those efforts against third parties. We carefully review and monitor publicly available information regarding products that may be competitive with our product candidates and assert our intellectual property rights where appropriate. For example, we previously prevailed in an administrative challenge initiated by a major biopharmaceutical company regarding our intellectual property rights, maintaining our intellectual property in all relevant scope, and will continue to protect and enforce our intellectual property rights. In addition, our partner Astellas has recently initiated quia timet infringement actions against Akebia and GSK based on our specific patents in the United Kingdom in response to actions taken by Akebia and GSK against those patents, as further detailed below.

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, Akebia and others have filed oppositions against certain European patents within our HIF anemia-related technologies patent portfolio. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In a fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153 in amended form. All of these decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of the appeals may take two years or longer. In addition, Akebia recently filed oppositions against FibroGen European Patent Nos. 2289531 and 2298301. As mentioned above, Akebia and GSK have also initiated actions in the United Kingdom against the United Kingdom counterparts of each of these European patents, and GSK has filed for a declaration of non-infringement of certain United Kingdom patents (corresponding to FibroGen European Patent Nos. 2322153 and 2322155) with respect to its daprodustat product. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan. While we believe the ultimate outcome of all proceedings will be that these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

Oppositions have also recently been filed against our European Patent No. 2872488, which claims a crystalline form of roxadustat.

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

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals, and are often lower cost, lower quality, different potency, or have different ingredients or formulations, and have the potential to damage the reputation for quality and effectiveness of the genuine product. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, the use of counterfeit products could be used in non-clinical or clinical studies, or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

We are currently expecting non-dialysis patients to be added to our approved dialysis label for roxadustat in China in the third quarter of 2019, and are planning on launching in the third quarter of 2019, however, it is possible that unforeseen delays in the China regulatory process could have a material adverse effect on our development and commercialization of roxadustat in China.

In addition we are required to conduct a 2,000 subject post-approval safety study to demonstrate the long-term safety of roxadustat and conduct intensive drug monitoring in an additional 1,000 patients, as well as provide period reporting to the authorities on GMP and quality compliance at our manufacturing facilities. If safety issues arise in this study, or generally after commercialization, our commercialization plans and profitability in China could be negatively impacted.

We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully generating sales of roxadustat in China.*

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

The Chinese government is implementing new regulations that impact distribution of pharmaceutical products in China. These regulations generally require that at most two invoices may be issued throughout the distribution chain. Failure to comply with the “Two-Invoices” regulations would prevent us from accessing the market in China. We are planning on modifying the distribution responsibilities under the China Agreement between AstraZeneca and FibroGen such that FibroGen would engage distributors and a third party logistics provider, and both companies will work together to manage the distribution network. FibroGen China Anemia Holdings, Ltd (“FibroGen China”) has never managed distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products.

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

The China Catalog for Guidance for Foreign Investment sets forth the industries and sectors that the Chinese government encourages and restricts with respect to foreign investment and participation. The Catalog for Guidance for Foreign Investment is subject to revision from time to time by the China Ministry of Commerce. While we currently do not believe the development and marketing of roxadustat falls within a restricted category under the Catalog for Guidance for Foreign Investment, if roxadustat does fall under such a restricted category, we will need to operate in China through a VIE structure. A VIE structure involves a wholly foreign-owned enterprise that would control and receive the economic benefits of a domestic Chinese company through various contractual relationships. Such a structure would subject us to a number of risks that may have an adverse effect on our business, including that the Chinese government may determine that such contractual arrangements do not comply with applicable regulations, Chinese tax authorities may require us to pay additional taxes, shareholders of our VIEs may have potential conflicts of interest with us, and we may lose the ability to use and enjoy assets held by our VIEs that are important to the operations of our business if such entities go bankrupt or become subject to dissolution or liquidation proceedings. VIE structures in China have come under increasing scrutiny from accounting firms and the Securities and Exchange Commission (“SEC”) staff. If we do attempt to use a VIE structure and are unsuccessful in structuring it so as to qualify as a VIE, we would not be able to consolidate the financial statements of the VIE with our financial statements, which could have a material adverse effect on our operating results and financial condition.

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We plan to conduct all of our business in China through FibroGen China and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2019, approximately $5.1 million of our cash and cash equivalents is held in China.

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

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.*

Chinese society and the Chinese economy continue to undergo significant change. Changes in the regulatory structure, regulations, and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. The Chinese government continues to adjust economic policies to promote economic growth. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations in China may be adversely affected by government control over capital investments or changes in tax regulations. As the Chinese pharmaceutical industry grows and evolves, the Chinese government may also implement measures to change the regulatory structure and structure of foreign investment in this industry. We are unable to predict the frequency and scope of such policy changes and structural changes, any of which could materially and adversely affect FibroGen Beijing’s development and commercialization timelines, liquidity, access to capital, and its ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and commercialize our product candidates in China. In addition, the changing government regulations and policies could result in delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China.

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

We have broad discretion in the use of the remaining net proceeds from our underwritten public offerings of common stock completed on April 11, 2017 (the “April 2017 Offering”) and August 24, 2017 (the “August 2017 Offering”) and may not use them effectively.

The net proceeds from the April 2017 Offering is intended to be used to fund the expansion of product development in China, including developing roxadustat in additional indications beyond CKD, manufacturing and commercialization activities, as well as for general corporate purposes. The net proceeds from the August 2017 Offering is intended to be used to fund the expansion of product development, including our development of pamrevlumab through Phase 3 trials, manufacturing and commercialization activities, as well as for general corporate purposes. These general corporate purposes, may include, among other things, funding research and development, clinical trials, vendor payables, potential regulatory submissions, hiring additional personnel and capital expenditures. However, we have no current commitments or obligations to use the net proceeds in the manner described above. Our management has broad discretion in the application of the remaining net proceeds from the April 2017 Offering and the August 2017 Offering, and could spend the remaining net proceeds in ways our stockholders may not agree with or that fails to improve our business or enhance the value of our common stock. The failure by our management to use these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of July 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 39.03% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 30, 2019. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Investor Rights Agreement by and among FibroGen, Inc. and certain of its stockholders, dated as of December 1995.	S-1	333-199069	4.2	10/01/2014

4.3	Investor Rights Agreement by and among FibroGen, Inc. and certain of its warrant holders, dated as of February 8, 2000.	S-1	333-199069	4.7	10/01/2014

4.4	Warrant to Purchase 11,076 Shares of Common Stock issued to Bristow Investments, L.P, dated as of February 8, 2000.	S-1	333-199069	4.12	10/01/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

10.6*+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: August 8, 2019	By:	/s/ Thomas B. Neff
Thomas B. Neff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2019	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)