Form 10-Q
period 2019-09-30
FIBROGEN INC
filed 2019-11-12
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding as of October 31, 2019 was 87,250,064.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$196,592	$89,258
Short-term investments	432,040	532,144
Accounts receivable ($17,662 and $47,210 from a related party)	19,225	63,684
Inventories	4,908	—
Prepaid expenses and other current assets ($126,012 and $0 from a related party)	133,715	4,929
Total current assets	786,480	690,015

Restricted time deposits	4,145	4,145
Long-term investments	10,999	55,820
Property and equipment, net	43,208	127,198
Finance lease right-of-use assets	42,064	—
Other assets	7,068	3,420
Total assets	$893,964	$880,598

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable ($730 and $0 to a related party)	$4,055	$9,139
Accrued and other current liabilities ($954 and $444 to a related party)	70,825	66,123
Deferred revenue	257	13,771
Finance lease liabilities, current	12,149	—
Total current liabilities	87,286	89,033

Long-term portion of lease obligations	1,242	97,157
Product development obligations	16,256	16,798
Deferred rent	—	3,038
Deferred revenue, net of current	98,708	136,109
Finance lease liabilities, non-current	40,713	—
Other long-term liabilities	36,041	9,993
Total liabilities	280,246	352,128

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2019 and December 31, 2018; 87,211 and 85,432 shares issued and outstanding at September 30, 2019 and December 31, 2018	872	854
Additional paid-in capital	1,280,396	1,226,453
Accumulated other comprehensive loss	(224)	(2,281)
Accumulated deficit	(686,597)	(715,827)
Total stockholders’ equity	594,447	509,199
Non-controlling interests	19,271	19,271
Total equity	613,718	528,470
Total liabilities, stockholders’ equity and non-controlling interests	$893,964	$880,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
License revenue (includes $11,935, $0, $129,405 and $14,323 from a related party)	$11,935	$—	$162,517	$14,323
Development and other revenue (includes $3,533, $5,131, $25,615 and $16,448 from a related party)	20,660	29,027	85,507	90,580
Product revenue	579	—	579	—
Total revenue	33,174	29,027	248,603	104,903

Operating costs and expenses:
Cost of goods sold	242	—	242	—
Research and development	49,963	56,443	152,467	165,555
Selling, general and administrative	35,823	15,356	84,772	45,961
Total operating costs and expenses	86,028	71,799	237,481	211,516
Income (loss) from operations	(52,854)	(42,772)	11,122	(106,613)

Interest and other, net
Interest expense	(702)	(2,739)	(2,209)	(8,257)
Interest income and other, net	4,193	3,079	12,496	7,796
Total interest and other, net	3,491	340	10,287	(461)

Income (loss) before income taxes	(49,363)	(42,432)	21,409	(107,074)
Provision for income taxes	76	124	256	299
Net income (loss)	$(49,439)	$(42,556)	$21,153	$(107,373)

Net income (loss) per share:
Basic	$(0.57)	$(0.50)	$0.24	$(1.28)
Diluted	$(0.57)	$(0.50)	$0.23	$(1.28)
Weighted average number of common shares used to calculate net income (loss) per share:
Basic	87,007	84,508	86,390	83,713
Diluted	87,007	84,508	91,995	83,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(49,439)	$(42,556)	$21,153	$(107,373)
Other comprehensive income (loss):
Foreign currency translation adjustments	623	72	734	503
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	(385)	(31)	712	(28)
Other comprehensive income, net of taxes	238	41	1,446	475
Comprehensive income (loss)	$(49,201)	$(42,515)	$22,599	$(106,898)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at June 30, 2019	86,847,072	$868	$1,265,783	$(462)	$(637,158)	$19,271	$648,302
Net loss	—	—	—	—	(49,439)	—	(49,439)
Change in unrealized gain or loss on investments	—	—	—	(385)	—	—	(385)
Foreign currency translation adjustments	—	—	—	623	—	—	623
Shares issued from stock plans, net of payroll taxes paid	363,597	4	(180)	—	—	—	(176)
Stock-based compensation	—	—	14,793	—	—	—	14,793
Balance at September 30, 2019	87,210,669	$872	$1,280,396	$(224)	$(686,597)	$19,271	$613,718

Balance at June 30, 2018	84,182,844	$842	$1,191,524	$(2,611)	$(694,224)	$19,271	$514,802
Net loss	—	—	—	—	(42,556)	—	(42,556)
Change in unrealized gain or loss on investments	—	—	—	(31)	—	—	(31)
Foreign currency translation adjustments	—	—	—	72	—	—	72
Shares issued from stock plans, net of payroll taxes paid	663,898	6	3,966	—	—	—	3,972
Stock-based compensation	—	—	14,323	—	—	—	14,323
Balance at September 30, 2018	84,846,742	$848	$1,209,813	$(2,570)	$(736,780)	$19,271	$490,582

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 1)
Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842 (Note 1)	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02 (Note 1)	—	—	—	611	(611)	—	—
Net income	—	—	—	—	21,153	—	21,153
Change in unrealized gain or loss on investments	—	—	—	712	—	—	712
Foreign currency translation adjustments	—	—	—	734	—	—	734
Shares issued from stock plans, net of payroll taxes paid	1,778,567	18	5,078	—	—	—	5,096
Stock-based compensation	—	—	48,865	—	—	—	48,865
Balance at September 30, 2019	87,210,669	$872	$1,280,396	$(224)	$(686,597)	$19,271	$613,718

Balance at December 31, 2017	82,498,128	$825	$1,160,094	$(1,795)	$(630,657)	$19,271	$547,738
Impact of change in accounting principle upon adoption of ASU 2016-01	—	—	—	(1,250)	1,250	—	—
Net loss	—	—	—	—	(107,373)	—	(107,373)
Change in unrealized gain or loss on investments	—	—	—	(28)	—	—	(28)
Foreign currency translation adjustments	—	—	—	503	—	—	503
Shares issued from stock plans, net of payroll taxes paid	2,348,614	23	11,287	—	—	—	11,310
Stock-based compensation	—	—	38,432	—	—	—	38,432
Balance at September 30, 2018	84,846,742	$848	$1,209,813	$(2,570)	$(736,780)	$19,271	$490,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$21,153	$(107,373)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,715	4,693
Amortization of finance lease right-of-use assets	7,720	—
Net amortization of premium and discount on investments	(3,354)	584
Unrealized loss (gain) on cash equivalents and short-term equity investments	(78)	1,103
Loss (gain) on disposal of property and equipment	(10)	53
Stock-based compensation	48,865	38,432
Realized foreign currency gain	—	(1,074)
Realized gain on sales of available-for-sale securities	—	(87)
Changes in operating assets and liabilities:
Accounts receivable	44,459	(14,735)
Inventories	(4,908)	—
Prepaid expenses and other current assets	(128,922)	1,935
Other assets	(953)	1,350
Accounts payable	(5,084)	4,622
Accrued and other liabilities	5,484	(9,885)
Deferred revenue	(50,915)	19,660
Lease obligations	—	35
Accrued interest for finance lease liabilities	104	—
Other long-term liabilities	24,069	2,008
Net cash used in operating activities	(33,655)	(58,679)

Investing activities
Purchases of property and equipment	(4,017)	(4,852)
Proceeds from sale of property and equipment	—	184
Purchases of available-for-sale securities and term deposit	(155,932)	(110,156)
Proceeds from sales of available-for-sale securities	—	8,167
Proceeds from maturities of investments	305,000	47,390
Net cash provided by (used in) investing activities	145,051	(59,267)

Financing activities
Borrowings under capital lease obligations	—	49
Repayments of finance lease liabilities	(8,810)	—
Repayments of lease obligations	(302)	(302)
Cash paid for payroll taxes on restricted stock unit releases	(10,614)	(13,288)
Proceeds from issuance of common stock	15,710	24,598
Net cash provided by (used in) financing activities	(4,016)	11,057
Effect of exchange rate change on cash and cash equivalents	(46)	(47)
Net increase (decrease) in cash and cash equivalents	107,334	(106,936)
Total cash and cash equivalents at beginning of period	89,258	673,658
Total cash and cash equivalents at end of period	$196,592	$566,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”), connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat, the Company’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity, completing Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”), with a New Drug Application (“NDA”) approved in China for dialysis and non-dialysis and in Japan for dialysis. The Company and its collaboration partners AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”) are in the process of preparing an NDA for submission to the United States (“U.S.”) Food and Drug Administration (“FDA”) and a Marketing Authorization Application (“MAA”) for submission to the European Medicines Agency (“EMA”). Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes. Roxadustat is in Phase 2 clinical development for chemotherapy induced-anemia. Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both idiopathic pulmonary fibrosis and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy. FibroGen is also developing a biosynthetic cornea in China.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of inventories is determined using full absorption and standard costing, which approximates cost based on a first-in, first-out method. The Company reviews the standard costs of raw materials, work-in-process and finished goods periodically, and at least annually, to ensure that its inventories approximate current actual costs. The cost of inventories includes direct material costs, direct labor and manufacturing overhead. The Company regularly reviews the need to adjust the carrying value of excess and obsolete inventories to their estimated net realizable value, if less than cost, based primarily on its estimated forecast of product demand and product expiration period.

Net product sales

The Company sells roxadustat drug product through a number of pharmaceutical distributors in China. End customers order roxadustat drug product through the distributors and the Company ships drug product directly to these distributors. The delivery of roxadustat drug product to the distributors represents a single performance obligation for these transactions. Product revenue is recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, which is net of contractual sales discounts.

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

Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(49,439)	$(42,556)	$21,153	$(107,373)
Weighted average shares used to compute net income (loss) per share:
Basic	87,007	84,508	86,390	83,713
Dilutive effect of potential common shares	—	—	5,605	—
Diluted	87,007	84,508	91,995	83,713

Net income (loss) per share:
Basic	$(0.57)	$(0.50)	$0.24	$(1.28)
Diluted	$(0.57)	$(0.50)	$0.23	$(1.28)

Diluted shares did not include 9.2 million and 3.6 million securities for the three and nine months ended September 30, 2019, and 9.3 million and 9.1 million securities for the three and nine months ended September 30, 2018, respectively, as they were anti-dilutive.

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

In addition, the Company has elected the short-term accounting policy practical expedient and does not apply the balance sheet recognition requirements for short-term leases (excluding expenses relating to leases with a lease term of one month or less), by class of underlying asset to which the right of use relates. The Company has not elected the non-lease components practical expedient, and therefore accounts for each lease component separately from the non-lease components.

Upon adoption of ASC 842, the Company classified its existing building leases that were previously accounted for as build-to-suit arrangements as finance leases and applied the transition guidance. Accordingly, the Company derecognized the assets and liabilities previously recognized under ASC 840 build-to-suit guidance. In addition, as a result of applying the transition guidance, the Company also recorded an adjustment to the accumulated depreciation of related leasehold improvements to reflect a change in estimated useful life from the building life to the shorter of the building life and remaining lease term. Differences between the assets and liabilities derecognized were recorded to the opening balance of retained earnings.

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

The adoption of this guidance did not have a material impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the nine months ended September 30, 2019.

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

The adoption of this guidance had no impact to the Company’s condensed consolidated statement of operations or condensed consolidated statement of cash flows for the nine months ended September 30, 2019.

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

Recently Issued Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance should be applied either retrospectively or prospectively and is effective for annual reporting period beginning after December 15, 2019 including interim periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

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

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The aggregate amount of such consideration received through September 30, 2019 totals $77.6 million.

In September 2019, Japan’s Ministry of Health, Labour and Welfare approved Evrenzo® (generic name: roxadustat; tradename Evrenzo® in Japan) for the treatment of anemia associated with CKD in dialysis patients. This approval triggered a $12.5 million milestone payable to the Company by Astellas under the Japan Agreement. Accordingly, the consideration of $12.5 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the third quarter of 2019, substantially all of which was recognized as revenue during the period from performance obligations satisfied or partially satisfied as of September 30, 2019.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). Under the Europe Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $425.0 million in potential milestone payments, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of such consideration received through September 30, 2019 totals $410.0 million.

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

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA during their fiscal year 2019, which ends on March 31, 2020, following the Company’s NDA submission to the FDA. The Company evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $129.0 million was recognized as revenue during the period from performance obligations satisfied or partially satisfied as of September 30, 2019. According to the Europe Agreement, these milestone payments are not billable to Astellas until the submission of an MAA, therefore this $130.0 million remained as an unbilled contract asset as of September 30, 2019.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of such consideration received through September 30, 2019 totals $389.0 million.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The Company evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.1 million was recognized as revenue during the period from performance obligations satisfied or partially satisfied as of September 30, 2019. According to the U.S/RoW Agreement, this milestone payment is not billable to AstraZeneca until the Company has submitted the NDA, therefore this $50.0 million remained as an unbilled contract asset as of September 30, 2019.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca paid upfront, non-contingent and non-refundable payments totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of such consideration received through September 30, 2019 totals $55.2 million.

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

On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), received marketing authorization from the National Medical Products Administration (“NMPA”) for roxadustat, a first-in-class HIF-PH inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. On December 29, 2018, FibroGen Beijing received First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase IV clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. These milestones payments were received in the first quarter of 2019.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2019	2018	2019	2018
Japan	License revenue	$11,935	$—	$11,935	$14,323
	Development revenue	$537	$474	$1,151	$2,065

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through September 30, 2019	Deferred Revenue at September 30, 2019	Total Consideration Through September 30, 2019
License	$86,024	$—	$86,024
Development revenue	15,060	312	15,372
Total license and development revenue	$101,084	$312	$101,396

The revenue recognized under the Japan Agreement for the three months ended September 30, 2019 included an increase in revenue of $12.3 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes $0.2 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2019	2018	2019	2018
Europe	License revenue	$—	$—	$117,470	$—
	Development revenue	$2,996	$4,658	$24,463	$14,384

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through September 30, 2019	Deferred Revenue at September 30, 2019		Total Consideration Through September 30, 2019
License	$487,951	$—		$487,951
Development revenue	227,300	3,988		231,288
Total license and development revenue	$715,251	$3,988	*	$719,239

_______________________________________________________________________________________________________

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of September 30, 2019, prepaid expenses and other current assets included a net unbilled contract asset of $126.0 million related to the Europe Agreement, which represents the net of the above-mentioned unbilled contract asset of $130.0 million, and $4.0 million of deferred revenue presented above.

The revenue recognized under the Europe Agreement for the three months ended September 30, 2019 included a decrease in revenue of $2.9 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $42.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2019	2018	2019	2018
U.S. / RoW and China	License revenue	$—	$—	$33,112	$—
	Development revenue	17,106	23,895	59,872	74,096
	China performance obligation	$19	$—	$19	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through September 30, 2019	Deferred Revenue at September 30, 2019		Total Consideration Through September 30, 2019
License	$327,275	$—		$327,275
Co-development, information sharing & committee services	468,509	11,317		479,826
China performance obligation	19	137,330		137,349
Total license and development revenue	$795,803	$148,647	*	$944,450

_______________________________________________________________________________________________________

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of September 30, 2019, long-term deferred revenue included $98.6 million related to the U.S./RoW and China Agreement, which represents the net of $148.6 million of deferred revenue presented above and the above-mentioned $50.0 million unbilled contract asset.

The revenue recognized under the U.S./RoW Agreement for the three months ended September 30, 2019 included an increase in revenue of $3.5 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $186.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Product Revenue

During the third quarter of 2019, the Company started commercial sales of roxadustat drug product in China, and recognized related product revenue of $0.6 million in the same period, which was net of immaterial contractual sales discounts.

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

Deferred revenue includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China. As of December 31, 2018, such deferred revenue was included in long-term deferred revenue. As of September 30, 2019, following receipt of the Chinese Good Manufacturing Practices license by FibroGen Beijing in the second quarter of 2019, approximately $0.7 million of the related deferred revenue was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized as a result of the transfer of control of commercial drug product in China.
3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$226,590	$175,450	$—	$402,040
Bond and mutual funds	10,748	—	—	10,748
Equity investments	251	—	—	251
Money market funds	105,822	—	—	105,822
Certificate of deposit	—	30,000	—	30,000
Total	$343,411	$205,450	$—	$548,861

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$292,317	$224,953	$—	$517,270
Bond and mutual funds	10,484	—	—	10,484
Equity investments	234	—	—	234
Money market funds	541	—	—	541
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	29,910	—	29,910
Total	$303,576	$334,863	$—	$638,439

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,645	$1,645

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$98,105	$98,105

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

The remaining balance of $1.6 million as of September 30, 2019 under lease obligations is related to an expansion option in the Company’s long-term property lease with Shorenstein Properties LLC (“Alexandria” or “landlord”). This expansion option allowed the Company to occupy part of an adjacent building within 31 months of the lease commencement date in 2008. In 2012, the Company gave notice to its landlord that it would not exercise this expansion option, which resulted in a $5.0 million payment liability to the landlord that is financed over the remaining lease term to 2023.

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

The Company currently has six additional real estate leases for space within a building, which are treated as operating leases. These leases have lease terms ranging from two to four years. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements for office equipment, scientific devices and automobile leases, with contracted lease terms ranging from two to five years, treated as finance leases or operating leases, respectively.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	September 30, 2019
Assets
Finance:
Right-of-use assets - cost		$49,784
Accumulated amortization		(7,720)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	42,064
Operating:
Right-of-use assets - cost		2,723
Accumulated amortization		(531)
Operating lease right-of-use assets, net	Other assets	2,192
Total lease assets		$44,256

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,149
Operating lease liabilities	Accrued and other current liabilities	998
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	40,713
Operating lease liabilities	Other long-term liabilities	1,133
Total lease liabilities		$54,993

The components of lease expense were as follows (in thousands):

	Statement of Operations Line Item	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	Selling, general and administrative expenses	$2,580	$7,720
Interest on lease liabilities	Interest expense	578	1,826
Operating lease cost	Research and development, Selling, general and administrative expenses	290	579
Sublease income	Selling, general and administrative expenses	(310)	(1,135)
Total lease cost		$3,138	$8,990

Supplemental cash flow information related to leases were as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$540
Operating cash flows from finance leases	1,640
Financing cash flows from finance leases	8,810
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	49,784
Operating leases	$2,723

Lease term and discount rate were as follows at September 30, 2019:

September 30, 2019
Weighted-average remaining lease term (years):
Finance leases	3.8
Operating leases	2.3
Weighted-average discount rate:
Finance leases	4.43%
Operating leases	4.75%

Maturities of lease liabilities are as follows:

Year Ending	Finance Leases	Operating Leases
2019 (Remaining three month period)	$3,466	$280
2020	14,060	1,013
2021	13,675	651
2022	13,878	300
2023	12,523	—
Total future lease payments	57,602	2,244
Less: Interest	(4,740)	(113)
Present value of lease liabilities	$52,862	$2,131

The following information was previously disclosed under ASC 840 as of December 31, 2018:

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Operating Leases
2019	$444
2020	232
2021	25
2022	16
2023	—
Total minimum payments	$717

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Lease financing obligations
2019	$14,379
2020	14,664
2021	14,179
2022	14,335
2023	12,872
Total minimum payments	$70,429

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash	$90,770	$38,783
US treasury notes and bills	—	49,934
Money market funds	105,822	541
Total cash and cash equivalents	$196,592	$89,258

At September 30, 2019 and December 31, 2018, a total of $18.1 million and $21.9 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, a term deposit and a certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$401,377	$688	$(25)	$402,040
Certificates of deposit	30,000	—	—	30,000
Bond and mutual funds	10,668	80	—	10,748
Equity investments	125	126	—	251
Total investments	$442,170	$894	$(25)	$443,039

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$467,296	$109	$(69)	$467,336
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	—	(90)	29,910
Bond and mutual funds	10,464	20	—	10,484
Equity investments	125	109	—	234
Total investments	$587,885	$238	$(159)	$587,964

At September 30, 2019, all of the available-for-sale investments had contractual maturities within one year. The Company periodically reviews its available-for-sale investments and term deposit for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

September 30, 2019
Raw materials	$658
Work-in-progress	1,155
Finished goods	3,095
Total inventories	$4,908

The Company started capitalizing inventory costs in June 2019 when FibroGen China began productions of roxadustat for commercial sales purposes. There was no provision to write-down excess and obsolete inventory for the three and nine months ended September 30, 2019.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Unbilled contract assets	$180,000	$—
Deferred revenues from associated contracts	(53,988)	—
Net unbilled contract assets	126,012	—
Prepaid assets	4,051	2,705
Other current assets	3,652	2,224
Total prepaid expenses and other current assets	$133,715	$4,929

The unbilled contract assets as of September 30, 2019 were related to two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe, and a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the planned NDA submission in the U.S. See Note 2 for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$101,339	$101,200
Building shell	—	53,880
Laboratory equipment	16,932	16,405
Machinery	8,691	8,382
Computer equipment	7,227	6,473
Furniture and fixtures	5,789	5,690
Construction in progress	2,332	367
Total property and equipment	$142,310	$192,397
Less: accumulated depreciation	(99,102)	(65,199)
Property and equipment, net	$43,208	$127,198

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

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Preclinical and clinical trial accruals	$41,546	$35,413
Payroll and related accruals	17,604	21,430
Property taxes and other	2,389	1,095
Professional services	4,063	2,648
Other	5,223	5,537
Total accrued liabilities	$70,825	$66,123

6.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$10,185	$8,465	$30,214	$22,729
Selling, general and administrative	4,608	5,858	18,651	15,703
Total stock-based compensation expense	$14,793	$14,323	$48,865	$38,432

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock Options
Expected term (in years)	5.3	5.3	5.3	5.4
Expected volatility	67.8%	68.1%	67.9%	67.8%
Risk-free interest rate	1.7%	2.9%	2.4%	2.7%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$25.17	$35.99	$32.44	$32.37

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	48.1 - 62.1%	47.3 - 72.8%	48.1 - 62.1%	47.3 - 75.3%
Risk-free interest rate	1.6 - 2.9%	1.0 - 2.6%	1.3 - 2.9%	0.8 - 2.6%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$19.27	$20.10	$19.53	$15.27

7.	Income Taxes

The provisions for income taxes for the three and nine months ended September 30, 2019 and 2018 were due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

8.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $15.5 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively, and $155.0 million and $30.8 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.9 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $1.1 million during the nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, accounts receivable from Astellas were $17.7 million and $47.2 million, respectively, and amounts due to Astellas were $1.7 million and $0.4 million, respectively. The accounts receivable from Astellas as of September 30, 2019 included $12.5 million of the milestone payment the Japan Agreement related to Japan’s NDA approval by the Ministry of Health, Labour and Welfare for the treatment of anemia associated with CKD in dialysis patients. The accounts receivable from Astellas as of December 31, 2018 included $43.8 million related to the delivery of roxadustat active pharmaceutical ingredients to Astellas during the fourth quarter of 2018, pursuant to an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan. This amount was received during the first quarter of 2019.

Prepaid expenses and other current assets as of September 30, 2019 included $126.0 million of net unbilled contract asset, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $4.0 million of associated deferred revenue. See Note 2 for details. According to the Europe Agreement, this $130.0 million is not billable to Astellas until the submission of an MAA, therefore the net contract asset was included in the prepaid expenses and other current assets line on the Company’s condensed consolidated balance sheet as of September 30, 2019. There was no such contract asset balance as of December 31, 2018.

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are a leading biopharmaceutical company discovering and developing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”), connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity, completing Phase 3 clinical development for the treatment of anemia in chronic kidney disease (“CKD”), with a New Drug Application (“NDA”) now approved in China in dialysis patients and non-dialysis patients and in Japan for dialysis patients. We and our collaboration partners AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”) are in the process of preparing an NDA for submission to the United States (“U.S.”) Food and Drug Administration (“FDA”) and a Marketing Authorization Application (“MAA”) for submission to the European Medicines Agency (“EMA”). Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia. Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”). We are also developing a biosynthetic cornea in China.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except for per share data)
Result of Operations
Revenue	$33,174	$29,027	$248,603	$104,903
Operating costs and expenses	$86,028	$71,799	$237,481	$211,516
Net income (loss)	$(49,439)	$(42,556)	$21,153	$(107,373)
Net income (loss) per share - basic	$(0.57)	$(0.50)	$0.24	$(1.28)
Net income (loss) per share - diluted	$(0.57)	$(0.50)	$0.23	$(1.28)

			September 30, 2019	December 31, 2018
			(in thousands)
Balance Sheet
Cash and cash equivalents			$196,592	$89,258
Short-term and long-term investments			$443,039	$587,964
Accounts receivable			$19,225	$63,684

Our revenue for the three and nine months ended September 30, 2019 increased compared to the same periods a year ago. Our revenue for the three and nine months ended September 30, 2019 included the recognition substantially all of $12.5 million of a regulatory milestone that was included in the transaction price during the third quarter of 2019 when this milestone was achieved. This milestone is associated with the NDA approval in Japan under the collaboration agreement with Astellas for roxadustat as the treatment for dialysis CKD patients. In addition, our revenue for the nine months ended September 30, 2019 included of the recognition of $129.0 million of two regulatory milestones totaling $130.0 million that were included in the transaction price during the second quarter of 2019 when these milestones became probable of being achieved. These milestones are associated with the planned MAA submission to the EMA under the collaboration agreement with Astellas for roxadustat as a treatment for dialysis and non-dialysis CKD patients. Our revenue recognized during the nine months ended September 30, 2019 also included the recognition of $42.1 million of a $50.0 million regulatory milestone that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved. This milestone is associated with the planned NDA submission to the FDA under the collaboration agreement with AstraZeneca for roxadustat as a treatment for dialysis and non-dialysis CKD patients. As comparison, our revenue for the prior year period included the recognition of $14.9 million of a $15.0 million regulatory milestone associated with NDA submission in Japan under the collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved. The increases were partially offset by a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Operating costs and expenses for the three months ended September 30, 2019 increased compared to the same period a year ago primarily due to $20.2 million higher outside service expenses related to co-promotional activities and scientific contract expenses, $2.6 million amortization of finance lease right-of-use (“ROU”) assets related to the adoption of lease accounting guidance under Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”), $1.6 million higher depreciation expenses mainly due to the change in estimated useful life for our leasehold improvements as a result of the adoption of ASC 842, and $1.4 million higher legal expenses mainly associated with patent-related and international activities. The increases were partially offset by $5.5 million lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, $4.7 million lower clinical trial expenses related to lower activities for roxadustat offset by higher activities for pamrevlumab, and $3.7 million capitalization of inventory manufacturing costs.

Operating costs and expenses for the nine months ended September 30, 2019 increased compared to the same period a year ago primarily due to $31.7 million higher outside service expenses related to co-promotional activities and scientific contract expenses, $10.4 million higher stock-based compensation related to the cumulative impact of stock option grant activities, $7.8 million amortization of finance lease ROU assets related to the adoption of lease accounting guidance under ASC 842, $3.9 million higher depreciation expenses mainly due to the change in estimated useful life for our leasehold improvements as a result of the adoption of ASC 842, $2.9 million higher legal expenses mainly associated with patent-related and international activities, and $2.4 million higher employee-related expenses resulting from higher average compensation level. The increases were partially offset by $16.4 million lower clinical trial expenses related to lower activities for roxadustat offset by higher activities for pamrevlumab, $11.7 million lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, and $4.3 million capitalization of inventory manufacturing costs.

During the three months ended September 30, 2019, we had a net loss of $49.4 million, or net loss per basic and diluted share of $0.57, as compared to a net loss of $42.6 million for the same period a year ago, due to an increase in operating costs and expenses partially offset by an increase in revenue. During the nine months ended September 30, 2019, we had a net income of $21.2 million, or net income per basic share of $0.24, and net income per diluted share of $0.23, as compared to a net loss of $107.4 million for the same period a year ago, due to an increase in revenue partially offset by an increase in operating costs and expenses.

Cash and cash equivalents, investments and accounts receivable totaled $658.9 million at September 30, 2019, a decrease of $82.0 million from December 31, 2018, primarily due to the cash used in operations, partially offset by the accounts receivable at December 31, 2018 collected during the year.

Research, Development and Commercial Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. In August 2019, roxadustat (China tradename: 爱瑞卓®) received marketing authorization in China for the treatment of anemia caused by CKD in non-dialysis patients (adding non-dialysis to the label for dialysis which was approved in 2018). In September 2019, roxadustat (Japan tradename Evrenzo®) was approved in Japan for the treatment of anemia associated with CKD in dialysis patients.

We have reported top line efficacy data from individual studies from the roxadustat Phase 3 trials in December 2018, and top line pooled cardiovascular safety data in May 2019. We recently reported additional individual study data and pooled safety data at the American Society of Nephrology Kidney Week 2019. We expect these data will serve as the basis to submit the roxadustat U.S. NDA in the fourth quarter of 2019 for CKD anemia in both dialysis and non-dialysis patients, followed by the MAA in Europe in the first quarter of 2020.

•	Pooled Efficacy Data

In addition to meeting the U.S. primary efficacy endpoint in each of six individual Phase 3 studies, roxadustat superiority over placebo was demonstrated in the primary endpoint as the mean change in hemoglobin (from baseline to the average between weeks 28-52) was significantly larger than placebo (1.85 g/dL vs. 0.13 g/dL, p<0.001) in the non-dialysis pool (4,277 patients from OLYMPUS, ANDES, and ALPS). In addition, the mean change in hemoglobin (from baseline to the average between weeks 28-52) in roxadustat patients was significantly larger than in epoetin alfa patients (1.22 g/dL vs. 0.99 g/dL, p<0.001) in the pooled dialysis studies (3,857 patients from HIMALAYAS, SIERRAS, and ROCKIES).

o	Patients with Inflammation

In a subgroup of dialysis patients with inflammation (C-reactive protein (“CRP”) levels over 4.9 mg/L), the mean change in hemoglobin (from baseline to the average between weeks 28-52) was significantly higher in roxadustat-treated patients (1.29 g/dL) than epoetin alfa treated patients (0.96 g/dL, p<0.0001).

o	Intravenous (“IV”) Iron Requirement; Efficacy Irrespective of Iron Replete Status

In non-dialysis, roxadustat increased hemoglobin (by 1.94 g/dL) regardless of whether patients were iron-replete (patients shown to have sufficient baseline stores of iron in their body, TSAT ≥20% and Ferritin ≥100 ng/mL) or not iron-replete. In dialysis, less mean monthly IV iron supplementation was required at weeks 28-52 in patients receiving roxadustat versus patients receiving epoetin alfa in pooled analysis, p< 0.0001.

o	Risk of Rescue Therapy and Transfusion

The risk of rescue therapy was significantly lower in the roxadustat arm (8.9%) than the placebo arm (31.1%) in the pooled non-dialysis patients with a hazard ratio (“HR”) = 0.19 (95% confidence interval “95% CI” of 0.16, 0.23), p<0.0001. The percentage of patients receiving red blood cell transfusions during the first year of treatment was also significantly lower in the roxadustat arm (5.2%) as compared to the placebo arm (15.4%) (HR (95% CI) = 0.26 (0.21, 0.32), p<0.0001).

In the dialysis pool, during the first year of treatment, patients in the roxadustat arm had a lower transfusion risk (9.5%) as compared to the epoetin alfa arm (12.8%) (HR (95% CI) = 0.82 (0.679, 0.997), p=0.046).

o	Reduction of Decline in Kidney Function as Measured by eGFR

In a post hoc subgroup analysis of 2,438 non-dialysis patients with baseline eGFR≥15, the one-year decline in estimated glomerular filtration rate (“eGFR,” a measure of the filtration function of kidney and renal disease progression) in roxadustat treated patients (-2.8) was significantly less than that in placebo treated patients (-4.4), with a treatment difference of 1.6 mL/min/1.73m2 (p<0.0001).

o	Reduction of LDL Cholesterol

In the pooled non-dialysis patients, roxadustat lowered low-density lipoproteins (“LDL”), with a mean change from baseline of -17.06 mg/dL compared to an increase of 1.30 mg/dL for placebo patients, a significant treatment difference of -19.83 mg/dL (p<0.0001).

•	Pooled Cardiovascular Safety Data

In the U.S., the primary safety endpoint is time to first Major Adverse Cardiovascular Event (“MACE”), a composite endpoint of all-cause mortality, stroke and myocardial infarction. In Europe, the primary safety endpoint is the time to first MACE+ (“MACE+”) which, in addition to the components in MACE, also includes hospitalization due to heart failure or unstable angina. However, the FDA in the U.S., and the EMA in Europe, will each review MACE, MACE+, and all-cause mortality separately, in addition to other endpoints.

The below cardiovascular safety analyses reflect the pooling strategy and analytical approach we agreed on with the FDA. Similar sets of analyses will be submitted to the EMA to serve as the basis for potential approval in dialysis and non-dialysis in Europe, and additional supportive analyses and sensitivity analyses as well as subgroup analyses will also be included in the NDA and MAA. However, the FDA and EMA will each conduct their own benefit-risk analysis and may use additional statistical analyses other than those agreed with the FDA or set forth below, including, but not limited to, pre-specified or other analyses that may not sufficiently address the differential drop-out rate between the roxadustat and placebo study arms in non-dialysis.

o	Non-Dialysis - Pooled Cardiovascular Safety Data

In our pre-NDA meeting, the FDA agreed that the ITT-analysis would be our primary cardiovascular safety analysis method for non-dialysis in the U.S. as it uses on-treatment and post treatment long term follow-up (until a common study end date) to account for the higher drop-out rate in the placebo arm. The figure below shows that in the 4,270 pooled non-dialysis patients (OLYMPUS, ANDES, and ALPS), the risk of MACE, MACE+, and all-cause mortality in roxadustat patients were comparable to that in placebo patients based on a reference non-inferiority margin of 1.3.

o	Dialysis - Pooled Cardiovascular Safety Data

In the pooled analysis of 3,880 dialysis patients (HIMALAYAS, SIERRAS, and ROCKIES), the risk of MACE and all-cause mortality in roxadustat patients were not increased, and roxadustat lowered the risk of MACE+ by 14% compared to the active comparator epoetin alfa, based on a hazard ratio of 0.86 and an upper bound of 95% CI under 1.0. The hazard ratios represent a point estimate of relative risk.

o	Incident Dialysis Subgroup

In the clinically important subgroup of 1,526 incident dialysis patients, roxadustat reduced the risk of MACE by 30% and MACE+ by 34%, with a trend towards lower all-cause mortality. The lower MACE and MACE+ risks (compared to epoetin alfa) are based on hazard ratios of 0.70 and 0.66, respectively, with the upper bound of 95% CI under 1.0 in both. We believe this incident dialysis subpopulation is the appropriate setting for comparison of roxadustat versus epoetin alfa as anemia therapy often starts early in dialysis treatment, and this period of initial dialysis treatment has substantially increased patient mortality, whereas the stable dialysis population have survived this period and are already shown to be responsive to stable ESA doses.

•	Data from Individual Studies Presented at ASN

We and our partners also presented data from our individual Phase 3 roxadustat studies at the American Society of Nephrology Kidney Week 2019.

o	Non-Dialysis CKD Patients (ANDES) – FibroGen

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

EU primary efficacy endpoint: a higher proportion of roxadustat-treated patients (86.0%) achieved a hemoglobin response (defined as achieving a hemoglobin level of at least 11 g/dL on two consecutive visits during the first 24-weeks of treatment and a hemoglobin increase of at least 1.0 g/dL in subjects with baseline Hb >8.0 g/dL, or an increase of at least 2.0 g/dL in subjects with baseline Hb ≤8.0 g/dL), as compared to placebo (6.6%), p=0.0007.

The proportion of subjects who received any rescue therapy (blood/RBC transfusion, ESA use, or IV iron) in the first 52 weeks of treatment was 8.9% in the roxadustat arm vs. 28.9% in the placebo arm (HR (95% CI) = 0.19 (0.138, 0.276), p<0.0001). The proportion of subjects who received blood/RBC transfusion in the first 52 weeks of treatment was 5.6% in the roxadustat arm vs. 15.4% in the placebo arm (HR (95% CI) = 0.26 (0.165, 0.406), p<0.0001).

The mean change in LDL cholesterol from baseline to average over weeks 12-28 was -18.48 mg/dL (n=564) in the roxadustat arm vs. 0.22 mg/dL (n=269) in the placebo arm, with a treatment difference of -17.26 mg/dL (p<0.0001).

In this study, roxadustat-treated patients had a sustained reduction in hepcidin whereas placebo patients did not have a reduction in hepcidin. The mean change from baseline to week 44 was -22.1μg/L in the roxadustat arm vs. 3.88 μg/L in the placebo arm, for a treatment difference between the two arms of -25.71 μg/L (95% CI: -38.523, -12.903).

In this study, subjects in the roxadustat arm had a substantially higher overall study drug exposure compared to subjects in the placebo arm. Study drug discontinuation was higher in the placebo arm compared to roxadustat arm, and the relative difference in discontinuation rates was especially pronounced in the lowest baseline eGFR category. The overall exposure-adjusted safety profile of roxadustat observed during this study was comparable with placebo and consistent with that expected in the CKD study population. The most frequently observed adverse events with roxadustat in this trial were nausea, hyperkalemia, constipation, and hypertension.

o	Incident Dialysis CKD Patients Study (HIMALAYAS) – FibroGen

HIMALAYAS is a 1,043-patient Phase 3 randomized, open-label, active-controlled trial to assess the efficacy and safety of roxadustat compared to epoetin alfa, an ESA, for the treatment of anemia in CKD patients who have newly initiated dialysis treatment for end-stage renal disease (“ESRD”) and have had minimal or no exposure to an ESA prior to study participation.

U.S. primary efficacy endpoint: the mean hemoglobin change from baseline to the average over weeks 28 to 52 was 2.57 g/dL (roxadustat) vs. 2.36 g/dL (epoetin alfa), a least squares mean difference of 0.18 g/dL, with the 95% CI of (0.08, 0.29). The non-inferiority criteria was met as the lower bound of the 95% CI was well above the non-inferiority margin of -0.75 g/dL, and superiority over epoetin alfa was also achieved, p=0.0005. In subgroup analyses, roxadustat was also superior to epoetin alfa in hemoglobin change from baseline regardless of iron repletion and inflammation status.

EU primary efficacy endpoint: a higher proportion of roxadustat-treated patients (88.2%) achieved a hemoglobin response (defined as achieving a hemoglobin level of at least 11 g/dL on two consecutive visits during the first 24-weeks of treatment and a hemoglobin increase of at least 1.0 g/dL in subjects with baseline Hb >8.0 g/dL, or an increase of at least 2.0 g/dL in subjects with baseline Hb ≤8.0 g/dL), as compared to an 84.4% responder rate in the epoetin alfa arm, with the lower bound of the 95% CI (-0.7%, 7.7%) of the treatment difference in responder rate well above the non-inferiority margin of -15%.

The most frequently observed adverse events with roxadustat in this trial were hypertension, diarrhea, and muscle spasms. The safety profile of roxadustat in this study was consistent with results from prior roxadustat studies.

o	Stable Dialysis CKD Patients Study (SIERRAS) – FibroGen

SIERRAS is a 741-patient U.S. Phase 3, randomized, open-label, active-controlled trial to assess the efficacy and safety of roxadustat compared to epoetin alfa for the treatment of anemia in dialysis CKD patients who were receiving stable doses of ESA prior to study participation.

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

EU primary efficacy endpoint: the mean hemoglobin change from baseline to the average over weeks 28 to 36 was 0.54 g/dL (roxadustat) vs. -0.03 g/dL (epoetin alfa), a least squares mean treatment difference of 0.54 g/dL with a 95% CI (0.40, 0.69). Roxadustat met the non-inferiority criteria as the lower bound of the 95% CI was well above the non-inferiority margin of -0.75 g/dL. Roxadustat also achieved superiority over epoetin alfa, p<0.0001.

In patients with inflammation (CRP>4.9 mg/L), roxadustat doses for maintaining hemoglobin levels were comparable to those with normal CRP and were stable over time as the effect on hemoglobin was durable, whereas epoetin alfa patients required higher mean doses in inflamed patients (CRP>4.9 mg/L), doses which increased by approximately 50% from baseline after about one year. In these inflamed patients (CRP>4.9 mg/L) mean change in hemoglobin from baseline to week 18-24 was 0.61 g/dL in roxadustat vs. -0.03 g/dL in the epoetin alfa group, p<0.0001.

Subjects in the roxadustat group received lower mean IV iron during weeks 28 to 52 than subjects in the epoetin alfa group (p=0.00091). Roxadustat-treated patients had a greater reduction in hepcidin as compared to ESA-treated patients. Additionally, a lower proportion of subjects on roxadustat received a red blood cell transfusion during treatment than the epoetin alfa group (12.5% and 21.1%, respectively, p=0.0337), with reduction in RBC transfusion risk by 33% compared with epoetin alfa; HR (95% CI) = 0.67 (0.466, 0.970), p=0.0337.

Mean LDL cholesterol levels decreased in the roxadustat group from baseline to the average over weeks 12 to 28 (-13.70 mg/dL) but increased in the epoetin alfa group (1.23 mg/dL) with a treatment difference of -14.67 mg/dL (p<0.0001).

The incidence of treatment emergent adverse events was comparable in the roxadustat and epoetin alfa arms and were generally consistent with those typically expected in study patient population of ESRD on chronic dialysis therapy. The most frequently observed adverse events with roxadustat in this trial were nausea, hypertension, vomiting, and hyperkalemia.

o	Non-Dialysis CKD Patients (OLYMPUS) – AstraZeneca

OLYMPUS is AstraZeneca’s Phase 3, randomized, double-blinded, placebo-controlled trial designed to evaluate the efficacy and safety of roxadustat vs. placebo for the treatment of patients with anemia in CKD stages 3, 4 or 5 whose disease progression is moderate to severe and who are non-dialysis dependent. The trial in 2,781 patients met its primary efficacy endpoint by demonstrating a statistically-significant improvement in mean change from baseline in hemoglobin levels averaged over weeks 28 to 52 (1.75 g/dL) as compared with Placebo (0.40 g/dL).

Roxadustat also improved hemoglobin levels from baseline in a subgroup of patients with inflammation (CRP>5 mg/L), with a statistically significant mean increase of 1.73 g/dL, compared to 0.62g/dL with placebo.

Overall safety findings are generally consistent with the non-dialysis patient population. For all patients, the most frequently reported adverse events in the intent to treat analysis set were end-stage renal disease, pneumonia, urinary tract infection and hypertension.

o	Non-Dialysis CKD Patients (ALPS) – Astellas

ALPS is Astellas’ Phase 3, randomized, double-blind, placebo-controlled study of the efficacy and safety of roxadustat for the treatment of anemia in CKD in 597 patients not on dialysis. The trial met its primary endpoints by demonstrating superiority in efficacy vs. placebo in terms of hemoglobin change from baseline at weeks 28 to 52 (1.988 for roxadustat vs 0.406 for placebo, p<0.001).

Roxadustat was superior to placebo in its ability to lower LDL from baseline with an LS mean difference of -0.701 mmol/L (95% CI: -0.83, -0.57). Roxadustat was superior to placebo in delaying the need for rescue therapy (HR (95%CI) = 0.238 (0.17, 0.33), p<0.001).

The safety profile observed in this study was in line with the expected event profile in non-dialysis patients. Common adverse events in both treatment groups were end-stage renal disease, hypertension, peripheral edema, and decreased glomerular filtration rate.

o	Stable Dialysis CKD Patients (ROCKIES) – AstraZeneca

ROCKIES is AstraZeneca’s Phase 3, randomized, open-label, active-controlled trial designed to assess the efficacy and safety of roxadustat vs. epoetin alfa, for the treatment of anemia in patients with CKD who are dialysis dependent. The trial in 2,133 patients met its primary efficacy endpoint by demonstrating a statistically-significant improvement in mean change from baseline in hemoglobin levels averaged over weeks 28 to 52 (0.77 g/dL) compared with epoetin alfa (0.68 g/dL).

Roxadustat also improved hemoglobin levels from baseline in a subgroup of patients with inflammation (CRP>5 mg/L, demonstrating a statistically significant improvement with a mean increase of 0.80 g/dL compared to 0.59 g/dL with epoetin alfa. Patients treated with roxadustat used less monthly IV iron (mean = 59mg) compared to those treated with epoetin alfa (mean = 91mg) from week 36 to the end of the study.

Adverse events with roxadustat were generally similar to those seen in patients treated with epoetin alfa and commonly found in dialysis patients. In roxadustat treated patients, the most frequently reported adverse events were diarrhoea, hypertension, pneumonia, headache and arteriovenous fistula thrombosis.

o	Stable Dialysis CKD Patients (PYRENEES) – Astellas

PYRENEES is Astellas’ Phase 3, randomized, active-controlled trial designed to assess the efficacy and safety of roxadustat vs. epoetin alfa or darbepoetin alfa, for the treatment of anemia in 838 patients with CKD who are dialysis dependent. The trial met its primary efficacy endpoint: roxadustat was considered non-inferior to ESAs based on the mean change from baseline in average hemoglobin levels at weeks 28 to 52 (0.397 vs 0.183; non-inferiority margin = -0.75).

Roxadustat was superior to ESAs in its ability to lower LDL from baseline with an LS mean difference of -0.377 mmol/L (95% CI: -0.451, -0.305). Roxadustat was superior to ESAs in reducing the need for monthly IV iron use (LS mean difference (95%CI) = -31.9 mg (-41.4, -22.4), p<0.001).

The safety profile observed in this study was in line with the expected event profile in dialysis patients. There was a greater proportion of deaths in the roxadustat treatment group compared with the ESA group; however, the study was not powered to assess risk of MACE events or death, as compared to the pooled analysis above. Common adverse events in both treatment groups were hypertension, arteriovenous fistula thrombosis, headache, and diarrhea.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

In addition to anemia in CKD, we are continuing to enroll the 156-patient double-blind, placebo-controlled portion of our global Phase 3 clinical study of roxadustat in transfusion-dependent, lower risk MDS patients. The primary endpoint is the proportion of patients who achieve transfusion independence.

In China, the Phase 2/3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower risk MDS patients with anemia is ongoing. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

Roxadustat for the Treatment of Anemia in Chemotherapy-Induced Anemia

We began a Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia in the third quarter of 2019. This is a Phase 2 single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in patients receiving chemotherapy treatment for non-myeloid malignancies in the U.S., with treatment duration of 16 weeks, and will enroll up to 100 patients.

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element in the progression of fibrotic and fibro-proliferative diseases. We initiated our Phase 3 clinical trials of pamrevlumab for the treatment of IPF and for locally advanced unresectable pancreatic cancer. We recently presented topline results from our 1-year data from our ongoing Phase 2 trial for DMD.

In the U.S., the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of IPF, locally advanced unresectable pancreatic cancer, and DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and locally advanced unresectable pancreatic cancer.

•	Idiopathic Pulmonary Fibrosis

We recently began enrolling ZEPHYRUS and continue to enroll patients in this double-blind, placebo-controlled Phase 3 trial of pamrevlumab in approximately 565 IPF patients.

•	Locally Advanced Unresectable Pancreatic Cancer

We recently began enrolling LAPIS, our double-blind placebo controlled Phase 3 trial of pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab in combination with gemcitabine and nab-paclitaxel, or placebo with gemcitabine and nab-paclitaxel.

•	Duchenne Muscular Dystrophy

In DMD, all 21 non-ambulatory patients from our fully enrolled Phase 2 open-label single-arm trial have completed over one year of treatment with pamrevlumab. Based on our administrative analysis and advice we received from expert advisors, we are planning to share these results with the FDA in the fourth quarter of this year to discuss our clinical development plan for DMD.

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

We share responsibility with Astellas for clinical development activities required for the U.S. and the EU regulatory approval of roxadustat and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through September 30, 2019 totals $487.6 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

In September 2019, Japan’s Ministry of Health, Labour and Welfare approved roxadustat for the treatment of anemia associated with dialysis CKD patients. Accordingly, the consideration of $12.5 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the third quarter of 2019. This milestone payment was received in October 2019.

During the second quarter of 2019, we received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA during their fiscal year 2019, which ends on March 31, 2020, following our planned NDA submission to the FDA in 2019. We evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019.

In addition, as of September 30, 2019, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through September 30, 2019 totals $444.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct commercialization activities in China and fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China.

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

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our NDA submission to the FDA, which is anticipated in 2019. We evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019.

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2019 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through September 30, 2019	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$77,593	$95,000	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	487,593	430,000	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	55,200	321,500	376,700
Total AstraZeneca	444,200	1,181,500	1,625,700
Total revenue	$931,793	$1,611,500	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Revenue:
License revenue	$11,935	$—	$11,935	100%	$162,517	$14,323	$148,194	1,035%
Development and other revenue	20,660	29,027	(8,367)	(29)%	85,507	90,580	(5,073)	(6)%
Product revenue	579	—	579	100%	579	—	579	100%
Total revenue	$33,174	$29,027	$4,147	14%	$248,603	$104,903	$143,700	137%

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

In the third quarter of 2019, we started generating insignificant amount of revenue from commercial sales of roxadustat drug product in China. In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $4.1 million, or 14% for the three months ended September 30, 2019, and increased $143.7 million, or 137% for the nine months ended September 30, 2019, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
License revenue:
Astellas	$11,935	$—	$11,935	100%	$129,405	$14,323	$115,082	803%
AstraZeneca	—	—	—	—%	33,112	—	33,112	100%
Total license revenue	$11,935	$—	$11,935	100%	$162,517	$14,323	$148,194	1,035%

License revenue increased $11.9 million, or 100%, and $148.2 million, or 1,035%, respectively for the three and nine months ended September 30, 2019 compared to the same periods a year ago.

License revenue recognized under our collaboration agreements with Astellas in the three and nine months ended September 2019 was related to a regulatory milestone of $12.5 million associated with the NDA approval in Japan achieved during the third quarter of 2019. Of this amount, $11.9 million was allocated to license revenue and recognized during the third quarter of 2019. License revenue recognized under our collaboration agreements with Astellas in the nine months ended September 2019 was also related to two regulatory milestones totaling $130.0 million associated with the planned MAA submission in Europe that were included in the transaction price during the second quarter of 2019 when these milestones became probable of being achieved. Of this amount, $117.5 million was allocated to license revenue and recognized during the second quarter of 2019.

License revenue recognized under our collaboration agreements with AstraZeneca in the nine months ended September 2019 was related to a regulatory milestone of $50.0 million associated with the planned NDA submission in the U.S. that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved. Of this amount, $33.1 million was allocated to license revenue and recognized during the second quarter of 2019.

License revenue in the nine months ended September 2018 was related to a $15.0 million regulatory milestone associated with Astellas’ expected NDA submission in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved. Of this amount, $14.3 million was allocated to license revenue and recognized during the second quarter of 2018.

Development and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Development revenue:
Astellas	$3,533	$5,132	$(1,599)	(31)%	$25,614	$16,449	$9,165	56%
AstraZeneca	17,125	23,895	(6,770)	(28)%	59,891	74,096	(14,205)	(19)%
Total development revenue	20,658	29,027	(8,369)	(29)%	85,505	90,545	(5,040)	(6)%
Other revenue	2	—	2	100%	2	35	(33)	(94)%
Total development and other revenue	$20,660	$29,027	$(8,367)	(29)%	$85,507	$90,580	$(5,073)	(6)%

Development and other revenue decreased $8.4 million, or 29% for the three months ended September 30, 2019, and $5.1 million, or 6% for the nine months ended September 30, 2019, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas decreased $1.6 million, or 31% for the three months ended September 30, 2019, primarily due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the allocated revenue of $0.5 million related to the above-mentioned $12.5 million associated with the regulatory milestone of the NDA approval in Japan.

Development revenue recognized under our collaboration agreements with Astellas increased $9.2 million, or 56% for the nine months ended September 30, 2019, primarily due to the allocated revenue of $11.6 million during the nine month period of 2019 related to the above-mentioned $130.0 million associated with the regulatory milestones of the planned MAA submission in Europe, partially offset by a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca decreased $6.8 million, or 28% for the three months ended September 30, 2019, primarily due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the nine months ended September 30, 2019 decreased $14.2 million, or 19% due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the allocated revenue of $9.0 million during the nine month period of 2019 related to the above-mentioned $50.0 million associated with the regulatory milestone of the planned NDA submission in the U.S.

Product Revenue

During the third quarter of 2019, the Company started commercial sales of roxadustat drug product in China, and recognized related net product revenue of $0.6 million in the same period, which was net of immaterial contractual sales discounts.

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$242	$—	$242	100%	$242	$—	$242	100%
Research and development	49,963	56,443	(6,480)	(11)%	152,467	165,555	(13,088)	(8)%
Selling, general and administrative	35,823	15,356	20,467	133%	84,772	45,961	38,811	84%
Total operating costs and expenses	$86,028	$71,799	$14,229	20%	$237,481	$211,516	$25,965	12%

Total operating costs and expenses increased $14.2 million, or 20% for the three months ended September 30, 2019, and $26.0 million, or 12% for the nine months ended September 30, 2019, respectively, compared to the same periods a year ago, for the reasons discussed in the sections below.

Cost of goods sold

During the third quarter of 2019, we started commercial sales of roxadustat drug product in China. The associated cost of goods sold was $0.2 million.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2019 and 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Phase of Development	2019	2018	2019	2018
		(in thousands)
Roxadustat	Phase 3	$27,686	$34,308	$91,733	$104,700
Pamrevlumab	Phase 2/3	16,152	16,125	45,310	42,754
FG-5200	Preclinical	1,302	1,046	4,070	3,653
Other research and development expenses		4,823	4,964	11,354	14,448
Total research and development expenses		$49,963	$56,443	$152,467	$165,555

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

Research and development expenses decreased $6.5 million, or 11% for the three months ended September 30, 2019, compared to the same period a year ago, as a result of decreases in drug development expenses of $5.5 million, clinical trials costs of $4.7 million, and $3.5 million of capitalization of inventory manufacturing costs, partially offset by increases in allocated facility related expense of $2.8 million, outside services of $2.6 million, and stock-based compensation expense of $1.7 million. Drug development expenses decreased primarily due to lower drug substance manufacturing activities related to pamrevlumab. Clinical trial costs decreased as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the increases resulted from Phase 3 trials for pamrevlumab. Facility related expenses, as part of the allocated overhead costs, was higher due to increase in depreciation expenses related to China facilities, as well as due to $2.6 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $1.1 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Outside services costs increased due to higher license fees and consulting expenses related to pamrevlumab and higher scientific contract work related to roxadustat submission activities. Stock-based compensation expense increased primarily due to the cumulative impact of stock option grant activities.

Research and development expenses decreased $13.1 million, or 8% for the nine months ended September 30, 2019, compared to the same period a year ago, primarily due to decreases in clinical trials costs of $16.4 million, drug development expenses of $11.7 million, and $3.8 million of capitalization of inventory manufacturing costs, partially offset by increases in allocated facility related expense of $8.0 million, stock-based compensation expense of $7.5 million, and outside services of $5.1 million. Clinical trial costs decreased as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the increases resulted from Phase 3 trials for pamrevlumab. Drug development expenses decreased primarily due to lower drug substance manufacturing activities related to pamrevlumab. Facility related expenses, as part of the allocated overhead costs, was higher due to increase in depreciation expenses related to China facilities, as well as due to $7.8 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $3.3 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Outside services costs increased due to higher scientific contract work related to roxadustat submission activities, higher medical affairs expenses for roxadustat in China and higher consulting expenses related to pamrevlumab.

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

SG&A expenses increased $20.5 million, or 133% for the three months ended September 30, 2019, compared to the same period a year ago, primarily due to increases in outside service expenses of $17.5 million, facility related expenses of $1.5 million, legal expense of $1.4 million, and employee-related costs of $1.2 million, partially offset by a decrease in stock-based compensation expense of $1.2 million. Outside service expenses increased due to the co-promotional expenses incurred of our preparation for commercial operations and licensing agreement fee associated with pamrevlumab. Facility related expenses, as part of the allocated overhead costs, was higher due to $2.6 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $1.1 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Legal expenses increased mainly associated with patent-related and international activities. Stock-based compensation expense decreased due to cancellation of our founding chief executive officer’s unvested options upon his passing during the current quarter, partially offset by cumulative impact of stock option grant activities. Employee-related costs increased due to higher headcount primarily in the sales and marketing functions in China.

SG&A expenses increased $38.8 million, or 84% for the nine months ended September 30, 2019, compared to the same period a year ago, primarily due to increases in outside service expenses of $26.6 million, facility related expenses of $3.7 million, employee-related costs of $3.3 million, stock-based compensation expense of $2.9 million, and legal expense of $2.9 million. Outside service expenses increased due to the co-promotional expenses incurred of our preparation for commercial operations, and licensing agreement fee associated with pamrevlumab. Facility related expenses, as part of the allocated overhead costs, was higher due to $7.8 million amortization of finance lease ROU assets related to the adoption of ASC 842, and $3.3 million higher depreciation expenses related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Employee-related costs increased due to higher headcount primarily in the sales and marketing functions in China. Stock-based compensation expense increased due to cumulative impact of stock option grant activities, partially offset by the cancellation of our founding chief executive officer’s unvested options upon his passing during the current quarter. Legal expenses increased mainly associated with patent-related and international activities.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(702)	$(2,739)	$2,037	(74)%	$(2,209)	$(8,257)	$6,048	(73)%
Interest income and other, net	4,193	3,079	1,114	36%	12,496	7,796	4,700	60%
Total interest and other, net	$3,491	$340	$3,151	927%	$10,287	$(461)	$10,748	(2,331)%

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

Interest expense decreased $2.0 million, or 74% for the three months ended September 30, 2019, and $6.0 million, or 73% for the nine months ended September 30, 2019, compared to the same periods a year ago, due to the different method of interest computation of interest expense under the old and new lease accounting rules.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments.

Interest income and other, net increased $1.1 million, or 36% for the three months ended September 30, 2019, compared to the same period a year ago, primarily due to higher interest earned on our cash, cash equivalents and investments associated with the higher average balances.

Interest income and other, net increased $4.7 million, or 60% for the nine months ended September 30, 2019, compared to the same period a year ago, primarily due to $4.6 million higher interest earned on our cash, cash equivalents and investments associated with the higher average balances and $1.2 million higher net unrealized gain on our marketable equity investments, partially offset by $1.3 million related to a one-time realized foreign currency gain during the prior year period.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Income (loss) before income taxes	$(49,363)	$(42,432)	$21,409	$(107,074)
Provision for income taxes	76	124	256	299
Effective tax rate	(0.2)%	(0.3)%	1.2%	(0.3)%

The provisions for income taxes for the three and nine months ended September 30, 2019 and 2018 were due to foreign taxes.

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

As of September 30, 2019, we had cash and cash equivalents of $196.6 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of September 30, 2019, we had short-term and long-term investments of $432.0 million and $11.0 million, respectively. As of September 30, 2019, a total of $18.1 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating insignificant amount of revenue from commercial sales of roxadustat drug product in China. We do not expect to generate significant revenue from product sales. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. To date, we have funded certain portions of our research and development and manufacturing efforts in China and Europe through outside parties. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although our share of expenses for roxadustat will decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,655)	$(58,679)
Investing activities	145,051	(59,267)
Financing activities	(4,016)	11,057
Effect of exchange rate changes on cash and cash equivalents	(46)	(47)
Net increase (decrease) in cash and cash equivalents	$107,334	$(106,936)

Operating Activities

Net cash used in operating activities was $33.7 million for the nine months ended September 30, 2019 and consisted primarily of net income of $21.2 million adjusted for non-cash items of $61.9 million, offset by a net decrease in operating assets and liabilities of $116.7 million. The significant non-cash items included stock-based compensation expense of $48.9 million, depreciation expense of $8.7 million, amortization of finance lease ROU of $7.7 million, and net amortization of premium and discount on investments of $3.4 million. The significant items in the changes in operating assets and liabilities included decreases resulting from prepaid expenses and other current assets of $128.9 million, deferred revenue of $50.9 million, accounts payable of $5.1 million and inventories of $4.9 million, partially offset by increases resulting from accounts receivable of $44.5 million, other long-term liabilities of $24.1 million, and accrued and other liabilities of $5.5 million. The changes in prepaid expenses and other current assets and deferred revenue were primarily driven by a $130.0 million unbilled contract asset related to regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission in Europe and a $50.0 million contract asset related to a regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the planned NDA submission in the U.S., which were not billable to Astellas or AstraZeneca as of September 30, 2019, net of the associated deferred revenues of $4.0 million and $50.0 million, respectively. The change in deferred revenue was also related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accounts payable, and accrued and other liabilities were primarily driven by the timing of invoicing and payments. The change in inventories was due to the capitalization of inventory costs starting in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes. The change in accounts receivable was primarily related to the collection of $43.9 million from Astellas for the roxadustat active pharmaceutical ingredient (“API”) delivery in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in other long-term liabilities was primarily due to the accrual of co-promotional expenses for our preparation for commercial operation that is not expected to be paid in the next year.

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

Net cash provided by used in investing activities was $145.1 million for the nine months ended September 30, 2019 and consisted of proceeds from maturities of investments of $305.0 million partially offset by cash used in purchases of available-for-sale securities and term deposit of $155.9 million and purchased of property and equipment of $4.0 million.

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

Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2019 and consisted primarily of $10.6 million of cash paid for payroll taxes on restricted stock unit releases and $8.8 million of repayments of finance lease liabilities, partially offset by $15.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our 2014 Employee Share Purchase Plan (the “ESPP”).

Net cash provided by financing activities was $11.1 million for the nine months ended September 30, 2018 and consisted primarily of $24.6 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under the ESPP, partially offset by $13.3 million of cash paid for payroll taxes on restricted stock unit releases.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2019 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:

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

Recently Issued and Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the above guidance under ASC 842 as of January 1, 2019, using the modified retrospective transition method, through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We elected the optional transition method under the guidance, which allowed it to continue applying previous lease guidance (ASC 840) for the comparative prior year periods presentation in the year of adoption. Accordingly, we recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we elected the package of transitional practical expedients permitted under the transition guidance under ASC 842, which among other things allows us to carry forward its historical lease classification, and not to reassess initial direct costs for any existing leases. Meanwhile, we did not elect the hindsight practical expedient because it has limited number of leases, lease terms are straightforward, and most of its lease renewals are undefined until negotiated. In addition, we have elected the short term accounting policy practical expedient and does not apply the balance sheet recognition requirements for short-term leases (excluding expenses relating to leases with a lease term of one month or less), by class of underlying asset to which the right of use relates. We have not elected the non-lease components practical expedient, and therefore accounts for each lease component separately from the non-lease components. Upon adoption of ASC 842, we classified our existing building leases that were previously accounted for as build-to-suit arrangements as finance leases, and applied the transition guidance. Accordingly, we derecognized the assets and liabilities previously recognized under ASC 840 build-to-suit guidance. In addition, as a result of applying the transition guidance, we also recorded an adjustment to the accumulated depreciation of related leasehold improvements to reflect a change in estimated useful life from the building life to the shorter of the building life and remaining lease term. Differences between the assets and liabilities derecognized were recorded to the opening balance of retained earnings. The adoption of ASC 842 resulted in a recognition of approximately $50.3 million in right-of-use assets and approximately $62.0 million in lease liabilities, respectively, upon adoption of this guidance, for our operating leases and finance leases. The adoption of ASC 842 had no impact to our condensed statement of operations or condensed consolidated statement of cash flows for the three and nine months ended September 30, 2019. Refer to Note 1 to the condensed consolidated financial statements for details.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods. We adopted this guidance on January 1, 2019 using the modified retrospective approach, which resulted in a reclassification of $0.6 million, based on the aggregate portfolio approach, from accumulated other comprehensive loss to opening accumulated deficit. The adoption of this guidance had no impact to our condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three and nine months ended September 30, 2019. Refer to Note 1 to the condensed consolidated financial statements for details.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a clinical-stage biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”) and myelodysplastic syndromes (“MDS”), and pamrevlumab (FG-3019) in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”). Pharmaceutical product development is a highly risky undertaking. To date, we have focused our efforts and most of our resources on hypoxia-inducible factor (“HIF”) and fibrosis biology research, as well as developing our lead product candidates. We are not profitable and, other than in 2006 and 2007 due to income received from our Astellas Pharma Inc. (“Astellas”) collaboration, have incurred annual losses each year since our inception. We have not generated any revenue based on commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2018 was approximately $86.4 million, and our net loss for the years ended December 31, 2017, and 2016, recast from amounts previously reported due to the adoption of the new revenue standards, were approximately $120.9 million and $58.1 million, respectively. As of September 30, 2019, we had an accumulated deficit of $686.6 million. As of September 30, 2019, we had capital resources consisting of cash, cash equivalents and short-term investments of $628.6 million plus $11.0 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future, and we anticipate these losses will increase as we continue our development of and seek regulatory approval for our product candidates and in our commercialization efforts. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales, and even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in the People’s Republic of China (“China”), expand our clinical development efforts on pamrevlumab, seek regulatory approval, prepare for the commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. In particular, in our planned Phase 3 clinical trial program for roxadustat, which we believe will be the largest Phase 3 program ever conducted for an anemia product candidate, we are expecting to enroll more than 8,000 patients for our United States (“U.S.”) and European programs alone. We are conducting this Phase 3 program in conjunction with Astellas and AstraZeneca, and we are substantially dependent on Astellas and AstraZeneca for the funding of this large program. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, which are discussed in more detail below, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

•	the continuation of our existing collaborations and entry into new collaborations;
•	the time and unreimbursed costs necessary to commercialize products in territories in which our product candidates are approved for sale;
•	the revenues from any future sales of our products as well as revenue earned from profit share, royalties and milestones;
•	the level of reimbursement or third-party payor pricing available to our products;
•	the costs of establishing and maintaining manufacturing operations and obtaining third-party commercial supplies of our products, if any, manufactured in accordance with regulatory requirements;
•	the costs we incur in maintaining domestic and foreign operations, including operations in China;
•	regulatory compliance costs;
•	the costs of our commercialization efforts for roxadustat for the treatment of anemia caused by CKD in China and Japan; and
•	the costs we incur in the filing, prosecution, maintenance and defense of our extensive patent portfolio and other intellectual property rights.

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

We will require substantial additional capital to achieve our development and commercialization goals, which for our lead product, roxadustat, is currently contemplated to be provided under our existing third-party collaborations with Astellas and AstraZeneca.

If either or both of these collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our expected commercialization for roxadustat for the treatment of anemia caused by CKD in China and Japan, or we may require additional partnering in order to help fund such development and commercialization. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in China for CKD anemia for patients on dialysis and not on dialysis, and for roxadustat in Japan for CKD anemia in dialysis patients, we will need to make substantial additional investments in both the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful development and commercialization of roxadustat, including obtaining regulatory approvals for the commercialization of roxadustat for anemia associated with CKD in the U.S., Europe, and Japan for non-dialysis patients.

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

•

the timely completion of data analyses from our Phase 3 clinical trials for roxadustat, which will depend substantially upon requirements for such trials imposed by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies and bodies and the continued commitment and coordinated and timely performance by our third-party collaboration partners, AstraZeneca and Astellas;

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
•

our ability and the ability of our third-party manufacturing partners to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability;

•	our success in educating health care providers and patients about the benefits, risks, administration and use of our product candidates, if approved;
•	acceptance of our product candidates, if approved, as safe and effective by patients and the healthcare community;
•	the success of efforts to enter into relationships with large dialysis organizations involving the administration of roxadustat to dialysis patients;
•	the achievement and maintenance of compliance with all regulatory requirements applicable to our product candidates;
•	the maintenance of an acceptable safety profile of our products following any approval;
•	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competitive treatments;
•	our ability to obtain and sustain an adequate level of pricing or reimbursement for our products by third-party payors;
•	our ability to enforce successfully our intellectual property rights for our product candidates and against the products of potential competitors; and
•	our ability to avoid or succeed in third-party patent interference or patent infringement claims.

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

If our commercialization efforts for roxadustat in China are unsuccessful, our business, financial condition and results of operations will be materially harmed.*

We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization of roxadustat for the treatment of anemia caused by CKD in in China, as well as in other indications and other geographic regions. With the marketing authorization received from the National Medical Products Administration (“NMPA”) for roxadustat for the treatment of anemia caused by CKD in patients on dialysis and not on dialysis in China, we plan to launch commercialization efforts in China in the third quarter of 2019 with our commercialization partner AstraZeneca.

Our success of commercialization of roxadustat in China will depend on numerous factors in China, including:

•	our success in the marketing, sales, and distribution of the product along with our collaboration partner AstraZeneca;
•	our success in negotiating a cost-effective reimbursed price with the government in China;
•	acceptance of roxadustat by state-owned and state-controlled hospitals, physicians, patients and the healthcare community;
•

acceptance of pricing and placement of roxadustat on China’s Medical Insurance Catalogs. Refer to “Business – Government Regulation – Regulation in China” in our annual report on Form 10-K for the year ended December 31, 2018;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	successfully manufacturing our drug substances and drug products through our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”);
•	our success in arranging for and passing the inspection of our clinical sites by the NMPA;
•	whether AstraZeneca is able to recruit and retain adequate numbers of effective sales and marketing personnel for the sale of roxadustat;
•	whether we can compete successfully as a new entrant in the treatment of anemia caused by CKD in dialysis patients and non-dialysis patients in China; and
•	whether we will maintain sufficient funding to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure.

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

As a company, we have no commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat in China, either directly or with AstraZeneca, our business would be harmed.*

Commercializing roxadustat in China with AstraZeneca will require us to establish commercialization systems, including but not limited to, medical affairs, sales, pharmacovigilance, supply-chain, and distribution capabilities to perform our portion of the collaborative efforts. These efforts will require resources and time. In particular, significant resources may be necessary to successfully market, sell and distribute roxadustat to patients with anemia caused by CKD in dialysis patients and non-dialysis patients. If we, along with AstraZeneca, are not successful in setting our marketing, pricing and reimbursement strategy, facilitating adoption by hospitals in China, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

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

Although regulatory approval has been obtained for roxadustat in China and Japan, we may be unable to obtain regulatory approval for our product candidates in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.*

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat or pamrevlumab or any of our other product candidates.

Even though regulatory approval has been obtained for roxadustat in China and Japan, we have not obtained regulatory approval for any of our product candidates in other countries and it is possible that roxadustat and pamrevlumab will never receive regulatory approval in other countries. Other regulatory authorities may take actions or impose requirements that delay, limit or deny approval of roxadustat or pamrevlumab for many reasons, including, among others:

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
•

we or third-party contractors manufacturing our product candidates may not maintain current good manufacturing practices (“cGMP”), successfully pass inspection or meet other applicable manufacturing regulatory requirements;

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

In addition, we cannot be sure that the potential advantages we believe roxadustat may have for treatment of patients with anemia in CKD, as compared to the use of ESAs, will be substantiated by our larger U.S. and European Phase 3 clinical trials, or that we will be able to include a discussion of such advantages in our labeling should we obtain approval. We believe that roxadustat may have certain benefits as compared to ESAs based on the data from our Phase 2 clinical trials and China Phase 3 trials conducted to date, including safety benefits, the absence of a hypertensive effect, the potential to lower cholesterol levels and the potential to correct anemia without the use of IV iron. However, our belief that roxadustat may offer those benefits is based on a limited amount of data from our clinical trials to date, and our understanding of the likely mechanisms of action for roxadustat. Some of these benefits, such as those associated with the apparent effects on blood pressure and cholesterol, are not fully understood and, even if roxadustat receives marketing approval in additional countries beyond China and Japan, we do not expect that it will be approved for the treatment of high blood pressure or high cholesterol based on the data from our Phase 3 trials, and we may not be able to refer to any such benefits in the labeling. While the data from our Phase 2 trials suggests roxadustat may reduce low-density lipoprotein (“LDL”), and reduce the ratio of LDL to high-density lipoprotein (“HDL”), the data show it may also reduce HDL, which may be a risk to patients. In addition, causes of the safety concerns associated with the use of ESAs to achieve specified target hemoglobin levels have not been fully elucidated. While we believe that the issues giving rise to these concerns with ESAs are likely due to factors other than the hemoglobin levels achieved, we cannot be certain that roxadustat will not be associated with similar, or more severe, safety concerns.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. In addition, the CKD patient population has many afflictions that may cause severe illness or death, which may be attributed to roxadustat in a manner that negatively impacts the safety profile of our product candidate. The results of our completed Phase 3 clinical trials for roxadustat demonstrated efficacy, as all primary efficacy endpoints were met with statistical significance. While we have reported topline cardiovascular safety results, the analysis of these data is ongoing; there may be unanticipated safety concerns or adverse events that prevent from or delay obtaining marketing approval for roxadustat in additional countries beyond China and Japan, and even if we obtain marketing approval, any sales of roxadustat may suffer.

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

Patients may be unwilling to participate in our clinical trials for roxadustat due to adverse events observed in other drug treatments of anemia, and patients currently controlling their disease with existing ESAs may be reluctant to participate in a clinical trial with an investigational drug. We may not be able to successfully initiate or continue clinical trials if we cannot rapidly enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate on-going or planned clinical trials, any of which could have a material and adverse effect on our business and prospects.

If we or third-party manufacturers and other service providers on which we rely cannot manufacture sufficient quantities of our product candidates, or at sufficient quality, or perform other services we require, we may experience delays in development, regulatory approval, launch or commercialization.

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

Our clinical trials must be conducted with product produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We, and even an experienced third-party manufacturer, may encounter difficulties in production. Difficulties may include:

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

The FDA and EMA will do their own benefit risk analysis and may reach a different conclusion than we or our partners have internally, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.*

Even if we believe we have achieved certain results based on a totality of the evidence, such as superiority or non-inferiority, in certain endpoints, populations or subpopulations, or using certain statistical methods of analysis, the FDA and EMA will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. Regulatory authorities may approve roxadustat for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, estimated glomerular filtration rate, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat, which may limit the commercialization or market opportunity for roxadustat. Further, initial topline results reported for certain studies (such as reduction of transfusion risk or hemoglobin response in the presence of inflammation), may not be representative of the data seen in all studies or may not be sustained upon further analyses or after more wide-spread use upon commercialization. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

Positive topline results from our Phase 3 clinical trials assessing the safety and efficacy of roxadustat may not be indicative of additional results or results for roxadustat in other indications.*

There are multiple key and secondary endpoints as well as sub-group analyses in both dialysis and non-dialysis in the U.S. and multiple secondary endpoints in addition to MACE+ as well as sub-group analyses in dialysis and non-dialysis in Europe. We continue to analyze these additional endpoints from the Phase 3 clinical trials of roxadustat in anemia of CKD, as well as from the pooled analyses, some of which may have a bearing on the safety or efficacy of roxadustat. The topline results we have reported thus far may not be indicative of these additional results. In addition, results in these CKD-anemia indications may not be indicative of our clinical trials in other indications or the safety, efficacy, or approvability of roxadustat in other indications. If these topline results are not indicative of additional results or results in other indications, our potential revenue may be reduced.

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.*

With respect to roxadustat, regulatory approvals obtained outside of China and Japan, could limit the approved indicated uses for which roxadustat may be marketed. For example, ESAs have been subject to significant safety warnings, including the “Black Box” warnings on their labels. Refer to “Business — Roxadustat for the Treatment of Anemia in Chronic Kidney Disease — Limitations of the Current Standard of Care for Anemia in CKD” in our annual report on Form 10-K for the year ended December 31, 2018. In addition, in the past, an approved ESA was voluntarily withdrawn due to serious safety issues discovered after approval. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the “Black Box” warning for ESAs, the label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

As an organization, we have not successfully commercialized any drug product. Therefore, we may not be able to efficiently execute our development and commercialization plans.*

We are currently conducting Phase 3 clinical trials for pamrevlumab and roxadustat. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have limited experience in preparing, submitting and prosecuting regulatory filings, and have not received approval for an NDA outside of China, where we received marketing authorization from the NMPA for the treatment of anemia caused by CKD in dialysis patients and non-dialysis patients, and Japan, where the Ministry of Health, Labour and Welfare approved roxadustat for the treatment of CKD in dialysis patients. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials and regulatory submissions in other countries or for any other product candidate we are developing, even if our earlier stage clinical trials are successful. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing product candidates we are developing.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies such as GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), and Japan Tobacco Inc., are currently developing HIF prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications. Akebia has completed enrollment in its global Phase 3 studies in NDD–CKD and DD-CKD, while conducting additional Phase 1 and Phase 2 studies. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation (“Mitsubishi Tanabe”), Akebia’s collaboration partner, submitted an NDA in July 2019 for treatment of anemia in CKD patients on dialysis and not on dialysis, supported by the Phase 3 studies conducted by Mitsubishi Tanabe in Japan. GSK is conducting global Phase 3 studies in NDD-CKD and DD-CKD. In Japan, GSK submitted an NDA in August 2019 for the treatment of patients with renal anemia due to CKD. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and announced in May 2017 its HIF-PH inhibitor is now in continued development in Japan only, and its Japan Phase 3 studies in NDD-CKD and DD-CKD are expected to complete in the second half of 2019. Japan Tobacco Inc. is also conducting Phase 3 studies in NDD-CKD and DD-CKD in Japan only. Some of these product candidates may enter the market prior to roxadustat.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma Inc. and its partner Celgene Corporation (“Celgene”) announced in June 2019 that the U.S. FDA accepted Celgene’s Biologics License Application (“BLA”) for luspatercept for the treatment of adult patients with very low to intermediate risk of MDS-associated anemia who have ring sideroblasts and require red blood cell transfusions for regular review, and beta-thalassemia-associated anemia who require red blood cell transfusions for priority review, with the target action dates of April 2020 and December 2019, respectively. Celgene’s marketing approval application for luspatercept has also been accepted by the European Union (“EU”), and a luspatercept Phase 2 study started in Japan. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, locally manufactured epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the NMPA to conduct trials in China to support its ex-China regulatory filings. Furthermore, while it is too early to understand how the NMPA will implement its recently approved guidelines to allow multinational companies to use their ex-China clinical data in their NDAs in China, these guidelines could in theory allow competitors to accelerate their NDA applications in China. Akebia announced in December 2015 that it has entered into a development and commercialization partnership with Mitsubishi Tanabe for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India, and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. Two Chinese domestic companies, Jiangsu Hengrui Medicine Co., Ltd. and Guangdong Sunshine Health Investment Co., Ltd., have announced they also secured the NMPA approval to conduct clinical trials for their respective HIF-PH inhibitors. 3SBio Inc. has recently filed an IND for its HIF-PH inhibitor with the NMPA.

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

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three-times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to over 80% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. In January 2017, DaVita entered into a new 6-year sourcing and supply agreement with Amgen that is effective through 2022. Fresenius’ contract with Amgen expired in 2015, and Fresenius is now administering Mircera® in a significant portion of its U.S. dialysis patients since Mircera was made available by Vifor. Successful penetration of this market may require a significant agreement with Fresenius or DaVita on favorable terms and on a timely basis.

If pamrevlumab is approved and launched commercially to treat IPF, competing drugs are expected to include Roche’s Esbriet® (pirfenidone) and Boehringer Ingelheim Pharma GmbH & Co. KG’s Ofev® (nintedanib). Nintedanib is also in development for non-small cell lung cancer and ovarian cancer. Other potential competitive product candidates in development for IPF include Biogen-Idec’s BG-00011, Galapagos NV’s GLPG1690 and GLPG1205, Kadmon Holdings, Inc.’s KD025, Prometic Life Sciences Inc.’s PBI-4050, and Promedior Inc.’s PRM-151. Galapagos NV initiated a Phase 3 study for GLPG 1690 in December 2018.

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

If pamrevlumab is approved and launched commercially to treat DMD, pamrevlumab may face competition for some patients from Sarepta Therapeutics, Inc. (“Sarepta”) with Exondys 51® (eteplirsen), approved in the U.S. for patients who have a confirmed mutation in the DMD gene that is amenable to exon 51 skipping, and from PTC Therapeutics’ drug ataluren approved in ambulatory patients in Europe. We may also face competition from Sarepta’s golodirsen, currently under NDA review in the U.S., and agents currently in development for DMD, including PTC Therapeutics, Inc.’s ataluren, Santhera Pharmaceuticals Holding’s idebone, Catabasis Pharmaceuticals, Inc.’s edasalonexent, Capricor Therapeutics Inc.’s CAP-1002, and Sarepta’s casimersen and other gene therapies, if and when these agents are approved and launched.

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

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. In the potential anemia market for roxadustat, for example, large and established companies such as Amgen and Roche, among others, compete aggressively to maintain their market shares. In particular, the currently marketed ESA products are supported by large pharmaceutical companies that have greater experience and expertise in commercialization in the anemia market, including in securing reimbursement, government contracts and relationships with key opinion leaders; conducting testing and clinical trials; obtaining and maintaining regulatory approvals and distribution relationships to market products; and marketing approved products. These companies also have significantly greater scale, research and marketing capabilities than we do and may also have products that have been approved or are in later stages of development and have collaboration agreements in our target markets with leading dialysis companies and research institutions. These competitors have in the past successfully prevented new and competing products from entering the anemia market, and we expect that their resources will represent challenges for us and our collaboration partners, AstraZeneca and Astellas. If we and our collaboration partners are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

Our future commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, third-party payors and others in the health care community.

Even if we obtain marketing approval for roxadustat, pamrevlumab or any other product candidates that we may develop or acquire in the future in all indications and geographic regions, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the health care community. Market acceptance of any approved product, including in roxadustat for the treatment of anemia caused by CKD in China and Japan, depends on a number of other factors, including:

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

•	the cost, safety, efficacy and convenience of treatment in relation to alternative treatments;
•	the restrictions on the use of our products together with other medications, if any;
•	the availability of adequate coverage and reimbursement or pricing by third-party payors and government authorities;
•	the ability of treatment providers, such as dialysis clinics, to enter into relationships with us without violating their existing agreement; and
•	the effectiveness of our sales and marketing efforts.

No or limited reimbursement or insurance coverage of our approved products, if any, by third-party payors may render our products less attractive to patients and healthcare providers.

Market acceptance and sales of any approved products will depend significantly on reimbursement or coverage of our products by the Chinese government or third-party payors and may be affected by existing and future healthcare reform measures or prices of related products for which the government or third-party reimbursement applies. Coverage and reimbursement by the government or a third-party payor may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

The review and publication cycle for the Chinese government to update their reimbursement lists (national or provincial) is unpredictable and is outside our control.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products.

Price controls may limit the price at which products such as roxadustat, if approved, are sold. For example, reference pricing is used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our partner may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unacceptable levels, we or our partner may elect not to commercialize our products in such countries, and our business and financial condition could be adversely affected.

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

We rely on third parties for the conduct of most of our preclinical and clinical trials for our product candidates, and if our third-party contractors do not properly and successfully perform their obligations under our agreements with them, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.

We rely heavily on university, hospital, dialysis centers and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials in accordance with our clinical protocols and designs. We also rely on a number of third-party CROs to assist in undertaking, managing, monitoring and executing our ongoing clinical trials, including those for roxadustat. We expect to continue to rely on CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our development efforts in the future, including our Phase 3 development program for roxadustat. We compete with many other companies for the resources of these third parties, and large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

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

We do not have operating manufacturing facilities at this time other than our roxadustat and FG-5200 manufacturing facility in China, and our current commercial manufacturing facility plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. Risks arising from our reliance on third-party manufacturers include:

•

reduced control and additional burdens of oversight as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality control and quality assurance;

•

termination of manufacturing agreements, termination fees associated with such termination, or nonrenewal of manufacturing agreements with third parties may negatively impact our planned development and commercialization activities;

•	the possible misappropriation of our proprietary technology, including our trade secrets and know-how; and
•

disruptions to the operations of our third-party manufacturers or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

Any of these events could lead to development delays or failure to obtain regulatory approval or affect our ability to successfully commercialize our product candidates. Some of these events could be the basis for action by the FDA or another regulatory authority, including injunction, recall, seizure or total or partial suspension of production.

The facilities used by our contract manufacturers to manufacture our product candidates must pass inspections by the FDA and other regulatory authorities. Although, except for China, we do not control the manufacturing operations of, and expect to remain completely dependent on, our contract manufacturers for manufacture of drug substance and finished drug product, we are ultimately responsible for ensuring that our product candidates are manufactured in compliance with cGMP requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our or our collaboration partners’ specifications, or the regulatory requirements of the FDA or other regulatory authorities, we may not be able to secure and/or maintain regulatory approval for our product candidates and our development or commercialization plans may be delayed. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. In addition, although our longer-term agreements are expected to provide for requirements to meet our quantity and quality requirements to manufacture our products candidates for clinical studies and commercial sale, we will have minimal direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel and we expect to rely on our audit rights to ensure that those qualifications are maintained to meet our requirements. If our contract manufacturers’ facilities do not pass inspection by regulatory authorities, or if regulatory authorities do not approve these facilities for the manufacture of our products, or withdraw any such approval in the future, we would need to identify and qualify alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products, if approved. Moreover, any failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us or adverse regulatory consequences, including clinical holds, warnings or untitled letters, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which would be expected to significantly and adversely affect supplies of our products to us and our collaboration partners.

Any of our third-party manufacturers may terminate their engagement with us at any time and we have not yet entered into any commercial supply agreements for the manufacture of active pharmaceutical ingredient (“API”) or drug products. With respect to roxadustat, AstraZeneca and Astellas have certain rights to assume manufacturing of roxadustat and the existence of those rights may limit our ability to enter into favorable long-term supply agreements, if at all, with other third-party manufacturers. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third-party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third-party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast and that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, we and IRIX have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. In 2015, Patheon Pharmaceuticals Inc., a business unit of DPx Holdings B.V. (“Patheon”), acquired IRIX, and in 2017 ThermoFisher Scientific Inc. acquired Patheon.

If any third-party manufacturer terminates its engagement with us or fails to perform as agreed, we may be required to find replacement manufacturers, which would result in significant cost and delay to our development programs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur significant delays and added costs in identifying, qualifying and contracting with any such third party or potential second source manufacturer. In any event, with any third-party manufacturer we expect to enter into technical transfer agreements and share our know-how with the third-party manufacturer, which can be time-consuming and may result in delays. These delays could result in a suspension or delay of marketing roxadustat.

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

As our product candidates progress toward commercialization, we or our collaboration partners may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates including roxadustat or pamrevlumab. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

We may consider administrative proceedings and other means for challenging third-party patents and patent applications. An unfavorable outcome in any such challenge could require us to cease using the related technology and to attempt to license rights to it from the prevailing third party, which may not be available on commercially reasonable terms, if at all, in which case our business could be harmed.

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

Our reliance on third-party contractors to develop and manufacture our product candidates is based upon agreements that limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets and information are disclosed or used, even if unintentionally, in violation of these agreements. In the highly competitive markets in which our product candidates are expected to compete, protecting our trade secrets, including our strategies for addressing competing products, is imperative, and any unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business and operations.

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

We have made, and will continue to make, certain strategic decisions in balancing costs and the potential protection afforded by the patent laws of certain countries. As a result, we may not be able to prevent third parties from practicing our inventions in all countries throughout the world, or from selling or importing products made using our inventions in and into the U.S. or other countries. Third parties may use our technologies in territories in which we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories which provide inadequate enforcement mechanisms, even if we have patent protection. Such third-party products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Roxadustat is considered a Class 2 substance on the World Anti-Doping Agency (“WADA”) Prohibited List. There are enhanced security and distribution procedures we and our collaboration partners and third-party contractors will have to take to limit the risk of loss of product in the supply chain. As a result, our distribution, manufacturing and sales costs for roxadustat, as well as for our partners, will be increased which will reduce profitability. In addition, there is a risk of reduced sales due to patient access to this drug. This is particularly the case in China where we will not be able to sell roxadustat in private pharmacies due to the WADA classification. While private pharmacies only represent approximately 10% of the market in China, this will negatively affect sales and therefore the profitability of roxadustat and the Company as a whole.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Except for roxadustat in China for patients on dialysis and not on dialysis, and Japan for patients on dialysis, we have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will obtain regulatory approval in countries other than China and Japan.

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

•	disapproval of the manufacturing processes or facilities of either our manufacturing plant or third-party manufacturers with whom we contract for clinical and commercial supplies; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

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

•

foreign and state law equivalents of each of the above federal laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

•

the Trade Agreements Act (“TAA”), which requires that drugs sold to the U.S. Government must be manufactured in the U.S. or in TAA approved and designated countries. Drugs manufactured in countries not approved under the TAA, may not be sold to the U.S. without specific regulatory approval. We have little experience with this regulation and there is a risk that drugs made from Chinese-made API may not be sold to an entity of the U.S. such as the Veterans Health Administration (“VA”) due to our inability to obtain regulatory approval. While there have been recent VA policy changes that appear to allow for sale of drugs from non-TAA approved countries, this policy may change or there may be additional policies or legislation that affect our ability to sell drug to the U.S. Government.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;

•	changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with the FCPA, and other anti-corruption and anti-bribery laws;
•	U.S. and foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” in our annual report on Form 10-K for the year ended December 31, 2018 for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. For example, the NMPA recently adopted the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use guidelines, and accordingly imposed regulatory oversight earlier in our production process for roxadustat manufactured and sold in China. The change in regulatory starting material triggered an extension of the inspection to our contract manufacturer STA, which was successfully completed in October 2018. In addition, Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry, in some cases launching industry-wide investigations, oftentimes appearing to focus on foreign companies. The costs and time necessary to respond to an investigation can be material. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

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

We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, we and our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facilities meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will continue to be successful in meeting these requirements.

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

In addition to manufacturing, we are responsible for pharmacovigilance, medical affairs, and management of the third-party distribution logistics for roxadustat in China. We have no experience in these areas as a company, and accordingly we cannot assure you we will be able to meet regulatory requirements or operate in these capacities successfully.

We are responsible for commercial manufacturing, pharmacovigilance, medical affairs, and management of the third-party distribution logistics for roxadustat commercial activities in China. While we have been increasing our staffing in these areas, as a company, we have no experience managing or operating these functions for a commercial product and there can be no guarantee that we will do so efficiently or effectively. Mistakes or delays in these areas could limit our ability to successfully commercialize roxadustat in China, could limit our eventual market penetration, sales and profitability, and could subject us to significant liability in China.

We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully generating sales of roxadustat in China.*

We and AstraZeneca have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in generating sales will affect our bottom line. Difficulties may be related to our ability to obtain reasonable pricing, reimbursement, hospital listing, and tendering, or other difficulties related to distribution, marketing, and sales efforts in China. Sales of roxadustat in China may be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products. The government has committed to updating the National Reimbursement Drug List (“NRDL”) in 2019. Previous updates to the NRDL occurred in 2017 and 2009. In addition, there were also NRDL price negotiations in 2018 for oncology drugs. Admission to the NRDL depends on a number of factors, including on-market experience, scale of patient adoption, physician endorsement, cost-effectiveness and budget impact. Given that roxadustat was approved at the end of 2018, we may or may not qualify for the NRDL update in 2019. In particular, if we are unable to obtain reimbursement for roxadustat through the 2019 update to the NRDL, we may have to wait a substantial period of time before the reimbursement drug list is updated again. Without government reimbursement, many patients will not be able to afford roxadustat, since private commercial health insurance is rare, and our business and operations could be adversely affected. Therefore reimbursement and obtaining hospital listing is critical to roxadustat’s near-term commercial success in China.

The market for treatment of anemia in CKD in China is highly competitive.*

Although we have now received approval for roxadustat for the treatment of anemia caused by CKD in dialysis patients and non-dialysis patients in China, it faces intense competition in the market for treatment of anemia in CKD. Roxadustat would compete with ESAs, which are offered by established multinational pharmaceutical companies such as Kyowa Hakko Kirin China Pharmaceutical Co., Ltd., Roche and Chinese pharmaceutical companies such as 3SBio Inc. and Di’ao Group Chengdu Diao Jiuhong Pharmaceutical Factory. Many of these competitors have substantially greater name recognition, scientific, financial, and marketing resources, as well as established distribution capabilities. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and in creating market awareness for those products. Many of these competitors have significantly more experience than we have in navigating the Chinese regulatory framework regarding the development, manufacturing and marketing of drugs in China, as well as in marketing and selling anemia products in China. Additionally, we believe that most patients with anemia in CKD in China are currently being treated with traditional Chinese medicine, which is widely accepted and highly prevalent in China. Traditional Chinese medicine treatments are often oral and thus convenient and low-cost, and practitioners of traditional Chinese medicine are numerous and accessible in China. As a result, it may be difficult to persuade patients with anemia in CKD to switch from traditional Chinese medicine to roxadustat.

The Chinese government is implementing a new “Two Invoices” regulation which could affect the way we structure our distributorship relationships in China for roxadustat.

The Chinese government is implementing new regulations that impact distribution of pharmaceutical products in China. These regulations generally require that at most two invoices may be issued throughout the distribution chain. Failure to comply with the “Two-Invoices” regulations would prevent us from accessing the market in China. We are planning on modifying the distribution responsibilities under the China Agreement between AstraZeneca and FibroGen such that FibroGen would engage distributors and a third-party logistics provider, and both companies will work together to manage the distribution network. FibroGen China Anemia Holdings, Ltd (“FibroGen China”) has never managed distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products.

There is no assurance that roxadustat will be included in the Medical Insurance Catalogs.

Eligible participants in the national basic medical insurance program in China, which consists of mostly urban residents, are entitled to reimbursement from the social medical insurance fund for up to the entire cost of medicines that are included in the Medical Insurance Catalogs. Refer to “Business — Government Regulation — Regulation in China” in our annual report on Form 10-K for the year ended December 31, 2018. We believe that the inclusion of a drug in the Medical Insurance Catalogs can substantially improve the sales of a drug in China. The Ministry of Labor and Social Security in China (“MLSS”) together with other government authorities, select medicines to be included in the Medical Insurance Catalogs based on a variety of factors, including treatment requirements, frequency of use, effectiveness and price. The MLSS also occasionally removes medicines from such catalogs. There can be no assurance that roxadustat will be included, and once included, remain in the Medical Insurance Catalogs. The exclusion or removal of roxadustat from the Medical Insurance Catalogs may materially and adversely affect sales of roxadustat.

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

The price for pharmaceutical products is highly regulated in China, both at the national and provincial level. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets or limit the volume of products that may be sold, either of which may have a material and adverse effect on potential revenues from sales of roxadustat in China. Moreover, the process and timing for the implementation of price restrictions is unpredictable, which may cause potential revenues from the sales of roxadustat to fluctuate from period to period.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2019, approximately $6.9 million of our cash and cash equivalents is held in China.

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

We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our operations in China, which could adversely affect our financial performance.*

Most of our product sales will occur in local Chinese currency and our operating results will be subject to volatility from currency exchange rate fluctuations. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have an adverse impact on our future operating results. Changes in value of the Renminbi against the U.S. dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. Currently, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Any significant currency exchange rate fluctuations may have a material adverse effect on our business and financial condition.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. There have been developing interpretations of the provisions of the Tax Act, including changes and issuance of new U.S. Treasury regulations, administrative interpretations, or court decisions since its inception. As regulations and guidance evolve with respect to the Tax Act, we continue to examine the impact to our business, which could have a material adverse effect on our business, results of operations or financial condition.

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

In the pharmaceutical industry, corrupt practices include, among others, acceptance of kickbacks, bribes or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical manufacturers, distributors or their third-party agents in connection with the prescription of certain pharmaceuticals. If our employees, affiliates, distributors or third-party marketing firms violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products or other activities involving our products, we could be required to pay damages or heavy fines by multiple jurisdictions where we operate, which could materially and adversely affect our financial condition and results of operations. The Chinese government has also sponsored anti-corruption campaigns from time to time, which could have a chilling effect on any future marketing efforts by us to new hospital customers. There have been recent occurrences in which certain hospitals have denied access to sales representatives from pharmaceutical companies because the hospitals wanted to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products to hospitals may be adversely affected.

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

Loss of senior management and key personnel, including the recent passing of our founder, chairman and chief executive officer, could adversely affect our ability to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.*

We are highly dependent on members of our senior management team, in particular our chief executive officer. On August 26, 2019, we announced the passing of Thomas B. Neff, our founder, chairman and chief executive officer. It was concurrently announced that James Schoeneck, a longtime member of our Board of Directors, was appointed as interim chief executive officer and that the Board of Directors would pursue the search for a permanent chief executive officer. The transitions in our executive team over the next year or more may be disruptive to our operations. The loss of the services of Mr. Neff and the potential delay with finding a permanent CEO could significantly negatively impact the development and commercialization of our product candidates, our existing collaborative relationships, and our ability to successfully implement our business strategy.

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

If we fail to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims, we may not be able to continue to develop our product candidates. We maintain product liability insurance in a customary amount for the stage of development of our product candidates. Although we believe that we have sufficient coverage based on the advice of our third-party advisors, there can be no assurance that such levels will be sufficient for our needs. Moreover, our insurance policies have various exclusions, and we may be in a dispute with our carrier as to the extent and nature of our coverage, including whether we are covered under the applicable product liability policy. If we are not able to ensure coverage or are required to pay substantial amounts to settle or otherwise contest the claims for product liability, our business and operations would be negatively affected.

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

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. While we have recently upgraded our disaster data recovery program, a successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating costs and expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Our headquarters and data storage facilities are located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations and financial condition.

We and some of the third-party service providers on which we depend for various support functions, such as data storage, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires.

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of October 31, 2019, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 28.00% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of April 30, 2019. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

In addition, our judgment in providing for the possible impact of the Tax Act remains subject to developing interpretations of the provisions of the Tax Act. As regulations and guidance evolve with respect to the Tax Act, we continue to examine the impact to our tax provision or exposure to additional tax liabilities, which could have a material adverse effect on our business, results of operations or financial condition.

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

On May 2, 2019, we issued an aggregate of 4,430 shares of our common stock to a warrant holder who exercised an outstanding warrant to purchase our common stock at an exercise price of $15.00 per share, for an aggregation consideration of $66,456. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

10.6*+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	—	—	—	—

10.7*+	Offer Letter, by and between FibroGen, Inc. and James Schoeneck, dated September 18, 2019.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: November 12, 2019	By:	/s/ James Schoeneck
James Schoeneck
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)