Form 10-K
period 2019-12-31
FIBROGEN INC
filed 2020-03-02
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, was approximately $2,463.8 million. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2020 was 87,999,804.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report filed on Form 10-K and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for roxadustat, pamrevlumab and our other product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, our ability to operate in China, expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section of this Annual Report captioned “Risk Factors” and elsewhere in this Annual Report.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”) and connective tissue growth factor (“CTGF”) biology to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, our most advanced product, is an inhibitor of HIF prolyl hydroxylase (“HIF-PH”) that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

In August 2019, roxadustat (China tradename: 爱瑞卓®) received marketing authorization in the People’s Republic of China (“China”) for the treatment of anemia caused by chronic kidney disease (“CKD”) in non-dialysis-dependent patients. Roxadustat was approved in China for the treatment of anemia caused by CKD in dialysis-dependent patients in December 2018.

In September 2019, roxadustat (Evrenzo ®) was approved in Japan for the treatment of anemia associated with CKD in dialysis-dependent patients, and in January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients.

In conjunction with our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas, we have completed the Phase 3 trials of roxadustat intended to support our NDA in the United States (“U.S.”) and Marketing Authorization Application (“MAA”) in the European Union and the United Kingdom (“Europe”) for the treatment of anemia in CKD. Our NDA filing for roxadustat for the treatment of anemia in patients with dialysis-dependent CKD and in patients with non-dialysis-dependent CKD was accepted by the U.S. Food and Drug Administration (“FDA”) in February, 2020. Astellas is in the process of preparing an MAA for submission to the European Medicines Agency (“EMA”) in the second quarter of 2020 for the same indications. In addition, AstraZeneca has submitted applications for marketing approval of roxadustat in CKD anemia in Canada, Mexico, Taiwan, Philippines, and Singapore.

Beyond anemia in CKD, roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). We also began a Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia (“CIA”) in the third quarter of 2019.

Pamrevlumab is our human monoclonal antibody that inhibits the activity of CTGF, a central mediator and critical common element in the progression of fibrotic and fibro-proliferative diseases. In 2019, we initiated a Phase 3 clinical program for the treatment of idiopathic pulmonary fibrosis (“IPF”) and a Phase 3 clinical program for locally advanced unresectable pancreatic cancer. We also plan to initiate a Phase 3 program for the treatment of Duchenne muscular dystrophy (“DMD”) in 2020.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE

Roxadustat is an orally administered small molecule that treats anemia by a mechanism of action that is different from that of erythropoiesis stimulating agents (“ESAs”). Roxadustat, as a HIF-PH inhibitor, relies on the natural mechanism by which the body responds to low oxygen levels. HIF is a transcription factor comprised of a HIF-alpha and a HIF-beta subunit, both of which are required to stimulate erythropoiesis. Under normal oxygen conditions, the HIF-alpha subunit is targeted for rapid degradation through the activity of a family of HIF-PH enzymes. However, under low oxygen conditions, the HIF-PH enzymes cannot function and HIF-alpha accumulates. HIF-alpha then combines with HIF-beta, and the newly formed HIF complex initiates transcription of a number of genes involved in the erythropoietic process, which ultimately leads to increased oxygen delivery to tissues. Roxadustat works by reversibly inhibiting the HIF-PH enzymes, thus mimicking this coordinated natural erythropoietic response through genes encoding the proteins involved in iron absorption, mobilization and transport as well as stimulation of red blood cell progenitors.

The coordinated erythropoiesis activated by roxadustat includes both the stimulation of erythroid maturation, by increasing the body’s production of erythropoietin (“EPO”), and an increase in iron availability for hemoglobin synthesis in part through a decrease in hepcidin levels, which is particularly important in patients with inflammation. Patients taking roxadustat typically have a transient increase in circulating endogenous EPO levels at peak concentration within or near the physiologic range naturally experienced by humans adapting to hypoxic conditions such as at high altitude, following blood donation, or impaired lung function, such as pulmonary edema.

By contrast, ESAs act only to stimulate erythroid maturation without a corresponding increase in iron availability, and are typically dosed at well above the natural physiologic range of EPO. The sudden demand for iron stimulated by ESA-induced erythropoiesis can lead to functional or absolute iron deficiency. We believe these high doses of ESAs are a main cause of the significant safety issues that have been attributed to this class of drugs. In addition, the lack of a coordinated increase in iron availability with ESAs may explain the hyporesponsiveness of patients with inflammation to this class of drugs. It also explains why patients taking ESAs need more IV iron supplementation and red blood cell transfusions than patients taking roxadustat do. Not only are IV iron and blood transfusions more costly than oral iron, but both are also associated with increased risk of hospitalization and death.

In contrast, the differentiated mechanism of action of roxadustat, which involves induction of the body’s own natural pathways to achieve a more complete erythropoiesis, has the potential to provide a safer and more effective treatment of anemia, including in the presence of inflammation, which normally limits iron availability.

Background of Anemia in Chronic Kidney Disease

Chronic kidney disease is a progressive disease characterized by gradual loss of kidney function that may eventually lead to kidney failure or end-stage renal disease (“ESRD”) requiring dialysis or a kidney transplant to survive. CKD affects 12% to 14% of the global adult population. CKD is more prevalent in developed countries, but is also growing rapidly in emerging markets such as China.

Anemia can be a serious medical condition in which patients have insufficient red blood cells and low levels of hemoglobin, a protein in red blood cells that carries oxygen to cells throughout the body. Anemia in CKD is associated with increased risk of hospitalization, cardiovascular complications and death, and frequently causes significant fatigue, cognitive dysfunction, and considerable reduction of quality of life.

Anemia is a complication of chronic kidney disease and becomes increasingly common as the disease advances. In the U.S., approximately 18 million adults have CKD Stages 3-5. Based on literature and market research, we estimate 25%, 50%, and 55% of CKD non-dialysis patients in Stages 3, 4, and 5, respectively, have anemia. This translates to an estimated 4.9 million CKD non-dialysis anemia patients, and we estimate that up to 50% may be addressable based on our expected label. Additionally, 90% of CKD patients on dialysis in the U.S., or approximately 0.5 million, have anemia.

When ESAs were introduced in 1989, they dramatically reduced the need for blood transfusions in CKD patients, which was a material development since transfusions reduce the patient’s opportunity for a kidney transplant and increase the risk of infections and complications such as heart failure and allergic reactions.  However, multiple randomized clinical trials with ESAs suggested safety risks of ESA therapies, and as a result, the anemia guidelines and approved labels have changed to more restrictive use of ESAs. In the U.S., while 93% of dialysis patients receive ESAs, in contrast, the percentage of patients who are on one or more ESAs at the time of dialysis initiation declined from 30% in 2006 to 13.6% in 2017, despite the well-recognized health risks of untreated anemia.

In addition to the safety concerns, which may be a greater impediment in the non-dialysis setting, other factors which contribute to the under-treatment of anemia in non-dialysis patients are related to the form of administration and accessibility of ESA products. ESAs are administered by infusion or subcutaneous injections, which is more difficult outside of dialysis centers or nephrology practices where non-dialysis patients are typically treated.

In the dialysis-dependent population, most patients start receiving ESAs when the patient is transitioning to dialysis care. Patients face significant increased risk of death, cardiovascular events and hospitalizations during the first year on dialysis, and concurrently initiating anemia therapy adds complexity and safety risks. In addition, patients at an advanced stage CKD are often affected by chronic inflammation that leads to functional iron deficiency, requiring IV iron, and reduced effectiveness of ESAs.

The Market Opportunity for Roxadustat

We believe there is a significant opportunity for roxadustat, a potentially safer and more effective anemia treatment, to address markets currently served by injectable ESAs. According to IQVIA MIDAS™ reports, global ESA sales in all indications totaled $7.5 billion in 2018, driven primarily by $5.4 billion sold in the U.S. and Europe, mostly for treatment of anemia in CKD. We further believe that the number of patients requiring anemia therapy will grow steadily as the global CKD population and access to dialysis care continue to expand, particularly in China and other emerging markets including the rest of Asia, Latin America, Eastern Europe, the Middle East, and the Commonwealth of Independent States. In addition, obesity, hypertension, and diabetes prevalence continue rising, and the mortality of ESRD patients is declining, particularly in many emerging markets.

Furthermore, we believe there is a significant opportunity for roxadustat to address patient segments that are currently not effectively served by ESAs, such as anemia in non-dialysis CKD due to under-diagnosis of CKD and under-treatment of anemia in this population. Awareness of health consequences and the burden of CKD may also improve the diagnosis rate of CKD, and thus anemia of CKD.

Recently Completed Roxadustat Phase 3 Clinical Program in CKD Anemia

The table below summarizes the basis of our roxadustat U.S. NDA and planned MAA filing in Europe.  Our NDA filing was accepted by the FDA in February 2020 for CKD anemia in both dialysis and non-dialysis patients. The FDA has set a Prescription Drug User Fee Act goal date of December 20, 2020. We expect Astellas to submit the MAA in Europe in the second quarter of 2020.

Roxadustat Phase 3 CKD Anemia Clinical Program

		Number of Patients
Study Sponsor, Number	Comparator	U.S.	Europe	China	Japan
NON-DIALYSIS
FibroGen - FGCL-4592-060 (ANDES)	Placebo	-------- 922 --------
Astellas - 1517-CL-0608 (ALPS)	Placebo	-------- 597 --------
AstraZeneca - D5740C00001 (OLYMPUS)	Placebo	-------- 2,781 --------
Astellas - 1517-CL-0610	Darbepoetin alfa		616
FibroGen - FGCL-4592-808	Placebo			151
Astellas - 1517-CL-0310	Darbepoetin alfa				334
Astellas - 1517-CL-0314	None				99
Non-Dialysis-Dependent CKD Subtotal by Region		4,300	4,916	151	433

STABLE DIALYSIS

Astellas - 1517-CL-0613 (PYRENEES)	Epoetin alfa or Darbepoetin alfa		838
FibroGen - FGCL-4592-806	Epoetin alfa			304
Astellas - 1517-CL-0302	None				56
Astellas - 1517-CL-0307	Darbepoetin alfa				303
Astellas - 1517-CL-0308	None				75
Astellas - 1517-CL-0312	None				164

STABLE AND INCIDENT DIALYSIS
AstraZeneca - D5740C00002 (ROCKIES)	Epoetin alfa	-------- 2,133 --------
FibroGen - FGCL-4592-064 (SIERRAS)	Epoetin alfa	-------- 741 --------

INCIDENT DIALYSIS
FibroGen - FGCL-4592-063 (HIMALAYAS)	Epoetin alfa	-------- 1,043 --------

Dialysis-Dependent-CKD Subtotal by Region		3,917	4,755	304	598

Total by Regulatory Approval Region		8,217	9,671	455	1,031
Combined Total to Support U.S. and Europe Approvals		9,671

The primary efficacy endpoint was met in each of the pivotal studies for the U.S. NDA and Europe MAA, as shown below:

Summary of Results from Individual Phase 3 Studies of Roxadustat in CKD Anemia

Summary of Roxadustat U.S. and Europe Phase 3 Primary Efficacy Results

Study Sponsor, Number	U.S. Primary Endpoint	Endpoint Met	Europe Primary Endpoint	Endpoint Met
NON-DIALYSIS
FibroGen - FGCL-4592-060 (ANDES)	Superior to Placebo (p<0.0001)	✓	Superior to Placebo (p<0.0001)	✓
Astellas - 1517-CL-0608 (ALPS)	Superior to Placebo (p<0.001)	✓	Superior to Placebo (p<0.001)	✓
AstraZeneca - D5740C00001 (OLYMPUS)	Statistically-Significant Improvement in Hb Change Compared to Placebo	✓	Statistically-Significant Improvement in Hb Change Compared to Placebo	✓

STABLE DIALYSIS
Astellas - 1517-CL-0613 (PYRENEES)	Non-Inferior to ESAs	✓	Non-Inferior to ESAs	✓

STABLE AND INCIDENT DIALYSIS
AstraZeneca - D5740C00002 (ROCKIES)	Statistically-Significant Larger Hb Increase Compared to Epoetin Alfa	✓	Statistically-Significant Larger Hb Increase Compared to Epoetin Alfa	✓
FibroGen - FGCL-4592-064 (SIERRAS)	Superior to Epoetin Alfa (p<0.0001)	✓	Superior to Epoetin Alfa (p<0.0001)	✓

INCIDENT DIALYSIS
FibroGen - FGCL-4592-063 (HIMALAYAS)	Superior to Epoetin Alfa (p=0.0005)	✓	Non-Inferior to Epoetin Alfa	✓

Pooled Efficacy Results in Non-Dialysis Patients

Superior at Raising Hemoglobin

Roxadustat superiority in efficacy was demonstrated in pooled efficacy analyses across the three Phase 3 dialysis-dependent studies and the three non-dialysis-dependent studies.

In the non-dialysis pool (4,277 patients from OLYMPUS, ANDES, and ALPS), the mean change in hemoglobin (from baseline to the average between Weeks 28-52) in roxadustat patients was also significantly larger than in placebo patients (1.85 g/dL vs. 0.13 g/dL, p<0.001).

Efficacy at Raising Hemoglobin Irrespective of Iron Replete Status

In the non-dialysis pool, roxadustat increased hemoglobin (by 1.94 g/dL) regardless of whether patients were iron-replete (patients shown to have sufficient baseline stores of iron in their body, TSAT ≥20% and Ferritin ≥100 ng/mL) or not iron-replete.

Reduction In Risk of Rescue Therapy and Transfusion

The risk of rescue therapy (blood or red blood cell transfusion, ESA use, or IV iron) was significantly lower in the roxadustat arm (8.9%) than the placebo arm (31.1%) in the pooled non-dialysis patients with a hazard ratio (“HR”) = 0.19 (95% confidence interval “95% CI” of 0.16, 0.23), p<0.0001. The percentage of patients receiving red blood cell transfusions during the first year of treatment was also significantly lower in the roxadustat arm (5.2%) as compared to the placebo arm (15.4%) (HR (95% CI) = 0.26 (0.21, 0.32), p<0.0001).

Reduction of Decline in Kidney Function as Measured by eGFR

In a post hoc subgroup analysis of 2,438 non-dialysis patients with baseline eGFR≥15, the one-year decline in estimated glomerular filtration rate (“eGFR,” a measure of the filtration function of kidney and renal disease progression) in roxadustat-treated patients (-2.8) was lower than that in placebo treated patients (-4.4), with a treatment difference of 1.6 mL/min/1.73m 2.

Reduction of LDL Cholesterol

In the pooled non-dialysis patients, roxadustat lowered low-density lipoproteins (“LDL”), with a mean change from baseline of -17.06 mg/dL compared to an increase of 1.30 mg/dL for placebo patients, a significant treatment difference of -19.83 mg/dL (p<0.0001).

Improvements in Quality of Life Measures

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

Pooled Efficacy Results in Dialysis Patients

Superior at Raising Hemoglobin

In the pooled dialysis studies (3,857 patients from HIMALAYAS, SIERRAS, and ROCKIES) the mean change in hemoglobin (from baseline to the average between Weeks 28-52) in roxadustat patients was significantly larger than in epoetin alfa patients (1.22 g/dL vs. 0.99 g/dL, p<0.001).

Efficacy at Raising Hemoglobin in Patients with Inflammation

In a subgroup of dialysis patients with inflammation (C-reactive protein (“CRP”) levels over 4.9 mg/L), the mean change in hemoglobin (from baseline to the average between Weeks 28-52) was significantly higher in roxadustat-treated patients (1.29 g/dL) than epoetin alfa treated patients (0.96 g/dL, p<0.0001).

Lower Intravenous (“IV”) Iron Requirements

In the dialysis pool, less mean monthly IV iron supplementation was required at Weeks 28-52 in patients receiving roxadustat versus patients receiving epoetin alfa in pooled analysis, p< 0.0001.

Reduction In Transfusion Risk

In the dialysis pool, during the first year of treatment, patients in the roxadustat arm had a lower transfusion risk (9.5%) as compared to the epoetin alfa arm (12.8%) (HR (95% CI) = 0.82 (0.679, 0.997), p=0.046).

Pooled Cardiovascular Safety Results

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

The below cardiovascular safety analyses reflect the pooling strategy and analytical approach we agreed on with the FDA. Similar sets of analyses will be submitted to the EMA to serve as the basis for potential approval in dialysis and non-dialysis in Europe, and additional supportive analyses and sensitivity analyses as well as subgroup analyses were also included in the NDA and will be included in the MAA. However, the FDA and EMA will each conduct their own benefit-risk analysis and may use additional statistical analyses other than those agreed with the FDA or set forth below.

Non-Dialysis - Pooled Cardiovascular Safety Data

In our pre-NDA meeting, the FDA agreed that the intent-to-treat analyses followed for long-term safety results would be our primary cardiovascular safety analysis method for non-dialysis in the U.S. as it uses on-treatment and post treatment long term follow-up (until a common study end date) to account for the higher drop-out rate in the placebo arm. The figure below shows that in the 4,270 pooled non-dialysis patients (OLYMPUS, ANDES, and ALPS), the risk of MACE, MACE+, and all-cause mortality in roxadustat patients were comparable to that in placebo patients based on a reference non-inferiority margin of 1.3.

Dialysis - Pooled Cardiovascular Safety Data

In the pooled on-treatment analysis of 3,880 dialysis patients (HIMALAYAS, SIERRAS, and ROCKIES), the risk of MACE and all-cause mortality in roxadustat patients were not increased (based on a reference non-inferiority margin of 1.3), and roxadustat lowered the risk of MACE+ by 14% compared to the active comparator epoetin alfa, based on a hazard ratio of 0.86 and an upper bound of 95% CI under 1.0. The hazard ratios represent a point estimate of relative risk.

Incident Dialysis Subgroup - Pooled Cardiovascular Safety Data

In this program, incident dialysis patients are those who started participation in roxadustat Phase 3 studies within their first four months of dialysis initiation. In this clinically important subgroup of 1,526 incident dialysis patients, roxadustat reduced the risk of MACE by 30% and MACE+ by 34%, with a trend towards lower all-cause mortality. The lower MACE and MACE+ risks (compared to epoetin alfa) are based on hazard ratios of 0.70 and 0.66, respectively, with the upper bound of 95% CI under 1.0 in both. We believe this incident dialysis subpopulation is the appropriate setting for comparison of roxadustat versus epoetin alfa since most incident dialysis patients were ESA-naïve or have had only limited exposure to ESAs prior to study entry. In addition, the initiation of anemia therapy in this incident dialysis subgroup resembles clinical practice as the vast majority of US patients start anemia therapy early in dialysis treatment (during the first four months of treatment).

Non-Dialysis CKD Patients (ANDES) – FibroGen

ANDES is a 922-patient Phase 3, randomized, double-blinded, placebo-controlled trial designed to evaluate the efficacy and safety of roxadustat vs. placebo for the treatment of anemia in patients with later stage CKD (Stages 3, 4 or 5) who are not dialysis-dependent.

U.S. primary efficacy endpoint: roxadustat was superior to placebo in mean hemoglobin change from baseline to the average over Weeks 28 to 52 (2.00 vs. 0.16 g/dL, respectively, p<0.0001).

Europe primary efficacy endpoint: a higher proportion of roxadustat-treated patients (86.0%) achieved a hemoglobin response (defined as achieving a hemoglobin level of at least 11 g/dL on two consecutive visits during the first 24-weeks of treatment and a hemoglobin increase of at least 1.0 g/dL in subjects with baseline hemoglobin >8.0 g/dL, or an increase of at least 2.0 g/dL in subjects with baseline hemoglobin ≤8.0 g/dL), as compared to placebo (6.6%), p<0.0001.

The proportion of subjects who received any rescue therapy (blood/red blood cell transfusion, ESA use, or IV iron) in the first 52 weeks of treatment was 8.9% in the roxadustat arm vs. 28.9% in the placebo arm (HR (95% CI) = 0.19 (0.138, 0.276), p<0.0001). The proportion of subjects who received blood/red blood cell transfusion in the first 52 weeks of treatment was 5.6% in the roxadustat arm vs. 15.4% in the placebo arm (HR (95% CI) = 0.26 (0.165, 0.406), p<0.0001).

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

In this study, subjects in the roxadustat arm had a substantially higher overall study drug exposure compared to subjects in the placebo arm. Study drug discontinuation was higher in the placebo arm compared to roxadustat arm, and the relative difference in discontinuation rates was especially pronounced in the lowest baseline eGFR category. The overall exposure-adjusted safety profile of roxadustat observed during this study was comparable with placebo and consistent with that expected in the CKD study population. The most commonly reported adverse events with roxadustat in this trial were nausea, hyperkalemia, constipation, and hypertension.

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

The safety profile observed in this study was in line with the expected event profile in non-dialysis patients. Common adverse events in both treatment groups were ESRD, hypertension, peripheral edema, and decreased glomerular filtration rate.

Non-Dialysis CKD Patients (OLYMPUS) – AstraZeneca

OLYMPUS is AstraZeneca’s Phase 3, randomized, double-blinded, placebo-controlled trial designed to evaluate the efficacy and safety of roxadustat vs. placebo for the treatment of patients with anemia in CKD Stages 3, 4 or 5 whose disease progression is moderate to severe and who are non-dialysis-dependent. The trial in 2,781 patients met its primary efficacy endpoint by demonstrating a statistically-significant improvement in mean change from baseline in hemoglobin levels averaged over Weeks 28 to 52 (1.75 g/dL) as compared with Placebo (0.40 g/dL).

Roxadustat also improved hemoglobin levels from baseline in a subgroup of patients with inflammation (CRP>5 mg/L), with a statistically significant mean increase of 1.75 g/dL, compared to 0.62g/dL with placebo.

Overall safety findings are generally consistent with the non-dialysis patient population. For all patients, the most commonly reported adverse events in the intent-to-treat analysis set were ESRD, pneumonia, urinary tract infection and hypertension.

Stable Dialysis CKD Patients (PYRENEES) – Astellas

PYRENEES is Astellas’ Phase 3, randomized, active-controlled trial designed to assess the efficacy and safety of roxadustat vs. epoetin alfa or darbepoetin alfa, for the treatment of anemia in 838 patients with CKD who are dialysis-dependent. The trial met its primary efficacy endpoint: roxadustat was considered non-inferior to ESAs based on the mean change from baseline in average hemoglobin levels at Weeks 28 to 52 (0.397 vs 0.183; non-inferiority margin = -0.75).

Roxadustat was superior to ESAs in its ability to lower LDL from baseline with an LS mean difference of -0.377 mmol/L (95% CI: -0.451, -0.304). Roxadustat was superior to ESAs in reducing the need for monthly IV iron use (LS mean difference (95%CI) = -31.9 mg (-41.4, -22.4), p<0.001).

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

Stable and Incident Dialysis CKD Patients (ROCKIES) – AstraZeneca

ROCKIES is AstraZeneca’s Phase 3, randomized, open-label, active-controlled trial designed to assess the efficacy and safety of roxadustat vs. epoetin alfa, for the treatment of anemia in patients with CKD who are dialysis-dependent. The trial in 2,133 patients met its primary efficacy endpoint by demonstrating a statistically-significant improvement in mean change from baseline in hemoglobin levels averaged over Weeks 28 to 52 (0.77 g/dL) compared with epoetin alfa (0.68 g/dL).

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

Adverse events with roxadustat were generally similar to those seen in patients treated with epoetin alfa and commonly found in dialysis patients. In roxadustat-treated patients, the most commonly reported adverse events were diarrhea, hypertension, pneumonia, headache, and arteriovenous fistula thrombosis.

Stable and Incident Dialysis CKD Patients Study (SIERRAS) – FibroGen

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

Europe primary efficacy endpoint: the mean hemoglobin change from baseline to the average over Weeks 28 to 36 was 0.54 g/dL (roxadustat) vs. -0.03 g/dL (epoetin alfa), a least squares mean treatment difference of 0.55 g/dL with a 95% CI (0.40, 0.69). Roxadustat met the non-inferiority criteria as the lower bound of the 95% CI was well above the non-inferiority margin of -0.75 g/dL. Roxadustat also achieved superiority over epoetin alfa, p<0.0001.

As seen in the figures below, in patients with inflammation (CRP>4.9 mg/L), roxadustat doses for maintaining hemoglobin levels were comparable to those with normal CRP and were stable over time as the effect on hemoglobin was durable, whereas epoetin alfa patients required higher mean doses in patients with inflammation (CRP>4.9 mg/L), doses which increased by approximately 50% from baseline after about one year. In these patients with inflammation (CRP>4.9 mg/L) mean change in hemoglobin from baseline to Week 18-24 was 0.61 g/dL in roxadustat vs. -0.03 g/dL in the epoetin alfa group, p<0.0001.

Subjects in the roxadustat group received lower mean IV iron during Weeks 28 to 52 than subjects in the epoetin alfa group (p=0.00091). Roxadustat-treated patients had a greater reduction in hepcidin as compared to ESA-treated patients. Additionally, a lower proportion of subjects on roxadustat received a red blood cell transfusion during treatment than the epoetin alfa group (12.5% and 21.1%, respectively, p=0.0337), with reduction in red blood cell transfusion risk by 33% compared with epoetin alfa; HR (95% CI) = 0.67 (0.466, 0.970), p=0.0337.

Mean LDL cholesterol levels decreased in the roxadustat group from baseline to the average over Weeks 12 to 28 (-13.70 mg/dL) but increased in the epoetin alfa group (1.23 mg/dL) with a treatment difference of -14.67 mg/dL (p<0.0001).

The incidence of treatment emergent adverse events was comparable in the roxadustat and epoetin alfa arms and were generally consistent with those typically expected in study patient population of ESRD on chronic dialysis therapy. The most commonly reported adverse events with roxadustat in this trial were nausea, hypertension, vomiting, and hyperkalemia.

Incident Dialysis CKD Patients Study (HIMALAYAS) – FibroGen

HIMALAYAS is a 1,043-patient Phase 3 randomized, open-label, active-controlled trial to assess the efficacy and safety of roxadustat compared to epoetin alfa, an ESA, for the treatment of anemia in CKD patients who have newly initiated dialysis treatment for ESRD and have had minimal or no exposure to an ESA prior to study participation.

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

Europe primary efficacy endpoint: a higher proportion of roxadustat-treated patients (88.2%) achieved a hemoglobin response (defined as achieving a hemoglobin level of at least 11 g/dL on two consecutive visits during the first 24-weeks of treatment and a hemoglobin increase of at least 1.0 g/dL in subjects with baseline hemoglobin >8.0 g/dL, or an increase of at least 2.0 g/dL in subjects with baseline hemoglobin ≤8.0 g/dL), as compared to an 84.4% responder rate in the epoetin alfa arm, with the lower bound of the 95% CI (-0.7%, 7.7%) of the treatment difference in responder rate well above the non-inferiority margin of -15%.

Roxadustat-treated patients had a statistically significant reduction in hepcidin, a key regulator of iron metabolism, as compared to ESA-treated patients. Roxadustat was shown to increase hemoglobin regardless of baseline inflammation status.

The most commonly reported adverse events with roxadustat in this trial were hypertension, diarrhea, and muscle spasms. The safety profile of roxadustat in this study was consistent with results from prior roxadustat studies.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN CHINA

In August 2019, roxadustat (China tradename: 爱瑞卓®) received marketing authorization in China for the treatment of anemia caused by CKD in non-dialysis-dependent patients. Treatment for anemia caused by CKD in dialysis-dependent patients was approved in 2018.

In July 2019, results from our two China Phase 3 clinical trials were published in the New England Journal of Medicine.

In December 2019, roxadustat was included on the updated National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration. Roxadustat is included on the NRDL for the treatment of anemia in CKD.

Market Opportunity

The currently available forms of treatment in China for anemia in CKD include ESAs, oral iron, intravenous iron, traditional Chinese medicine, and combinations thereof. ESAs are the largest segment, which we estimate to be approximately $275 million in sales, or approximately 80% of the total ESA market based on data from IQVIA China Hospital Pharmaceutical Audit. With the unique benefits of roxadustat to treat previously unaddressable patient populations, we believe the overall CKD anemia market will increase.

China is experiencing epidemiological changes in metabolic diseases due to economic development, urbanization and an aging population. Diabetes and hypertension are the leading causes of CKD in China, and rates have been growing over past two decades. We believe the increase in diabetes and hypertension prevalence will result in an increase of CKD anemia patients.

Dialysis-Dependent CKD

Based on the latest estimates and published data, we believe there are over 600,000 dialysis patients in China, making it the largest single-country dialysis population in the world. With the substantial growth rate of dialysis patients (over 10% per year from 2011 to 2017), the Ministry of Health and the Chinese Society of Nephrology have publicly recognized the need for further investment in dialysis infrastructure.

The prevalence rate of CKD dialysis patients that have anemia (defined as hemoglobin < 10g/dL) is estimated to be over 90%.

Dialysis treatment is delivered in the form of hemodialysis or peritoneal dialysis. In China, approximately 85% of dialysis patients with CKD are on hemodialysis. Hemodialysis is performed primarily in dialysis clinics within hospitals, most of which are publicly owned. This is in contrast to the U.S. where freestanding dialysis centers located outside of hospitals is common practice. With recent regulatory changes, the number of privately owned dialysis clinics is growing at a rapid pace, a trend that has provided additional capacity to meet the growing demand. The remaining 14-15% of CKD patients (approximately 100,000) are on peritoneal dialysis, which is self-administered at home by patients, a setting roxadustat, with its oral administration, is particularly well-suited for roxadustat. Peritoneal dialysis patients typically visit their nephrologists on a monthly basis at the hospital for monitoring and follow-up.

Non-Dialysis-Dependent CKD

We estimate that there are over 10 million Stage 3-5 non-dialysis CKD patients in China with anemia (defined as hemoglobin < 10g/dL). We believe the addressable population of non-dialysis patients with anemia (anemic patients that have been diagnosed and treated for CKD) is approximately 2-3 million, with 1-2 million in Stages 3 and 4 and 1 million in Stage 5 non-dialysis. This Stage 5 population that is dialysis-eligible but not receiving dialysis is characteristic of developing markets like China, and presents a particular opportunity for roxadustat, as many patients have severe anemia.

Unmet Medical Need and Roxadustat Differentiation in China

We believe there is a particularly significant unmet medical need for the treatment of anemia in CKD in China. Anemia is considered a risk multiplier for CKD patients and is commonly associated with increased rates of cardiovascular events, hospitalizations, CKD progression, and death. Several of the advantages that roxadustat, as an oral therapeutic, potentially offers over ESAs are particularly suited to address the unmet medical need in each of the three categories of CKD patients in China.

We believe there is chronic under-treatment of anemia within the CKD patient population on dialysis in China due in part to under-prescription of IV iron (often necessary for ESA treatment), and lack of efficacy in patients with inflammation. The most recent treatment guidelines published by the Chinese Society of Nephrology in 2018 recommended treatment to hemoglobin 11.0 g/dL to 12.0 g/dL. Even though over 70% of hemodialysis CKD patients, and approximately 60% of peritoneal dialysis CKD patients are treated with ESAs, based on the Chinese Renal Data System in 2015, less than 60% of dialysis patients reached 10.2 g/dL.

In the non-dialysis population and peritoneal dialysis population, only a small percentage of patients receive anemia treatment, and those who do, they receive only a minimal level of treatment, including patients who are eligible for dialysis and who have severe anemia. Roxadustat, as an oral medication, can be easily administered in any setting and stored at room temperature. Injectable drugs like ESAs present a challenge in China because even subcutaneous administration is performed at hospitals and not in the home, in part due to the difficulty in refrigeration and administration of injectable medicines. Frequent hospital visits, for the sole purpose of receiving injectable ESA treatment (as well as IV iron, which is often necessary with ESA treatment), can present a substantial logistical and financial burden to patients.

In the context of the rapidly growing China pharmaceutical market, we believe that the demand for anemia therapy will continue to grow as a result of an expanding CKD population, as well as the central government’s mandate to make dialysis more available through government reimbursement and build-out of dialysis facilities. In addition, as the standard of living improves in China, the demand for access to innovative drugs increases. In this context, we believe that roxadustat is a particularly promising product for this market.

Commercialization

AstraZeneca is our commercialization partner for roxadustat in China. Under our collaboration agreement, AstraZeneca will lead commercialization activities and has responsibility for sales and marketing, and market access. FibroGen has responsibility for medical affairs, manufacturing (as the Marketing Authorization Holder), executing sales to distributors, and pharmacovigilance. FibroGen and AstraZeneca will work together to manage distribution.

Pricing and Reimbursement

In December 2019, roxadustat was included for the treatment of anemia in CKD on the updated NRDL released by China’s National Healthcare Security Administration. The list is effective for a standard two-year period from January 1, 2020 to December 31, 2021. The negotiated price for a roxadustat 50 mg capsule is RMB 95. Roxadustat will be subject to price re-negotiation at the end of 2021.

We believe reimbursement is one of the two most critical market access factors for commercialization success in China, with the other being hospital listings. China is mostly a single-payor market with near universal healthcare provided by the government. Over 95% of the population receives healthcare coverage under one government-funded medical reimbursement plan or another, each with different levels of reimbursement. Commercial health insurance is available but is minimally adopted, and is seen as a supplement above and beyond government reimbursement.

Reimbursement for roxadustat will differ based on multiple factors including the CKD patient population (dialysis vs. non-dialysis), location, patient employment status, and if roxadustat is qualified into the “Critical Disease” or “Chronic Disease” insurance programs for such locations. We expect roxadustat reimbursement rates will be largely consistent with those ESAs listed on the NRDL. We believe in the next few years and in many parts of the country, dialysis patients will generally be reimbursed for 80-90% of their costs for roxadustat and non-dialysis patients in the 50-70% range.

Hospital Listing

Before roxadustat can be prescribed at a government hospital, which is 90% of the market in China, it has to be carried in the hospital formulary. The process of entry into the formulary is commonly referred to as “hospital listing”. Decisions are made on a hospital-by-hospital basis, where hospital listing committees meet anywhere from every six months to every five years. Temporary listings can be used in the interim, where the head of the department could place an ad-hoc order with the formulary for a single or handful of patients for small quantities of roxadustat. These market access constraints impact all drugs, not just roxadustat. Consistent with the experience of other product launches in China, significant market uptake is usually seen a few years after launch, although in the case of roxadustat, it could be sooner given the inclusion in NRDL within 12 months of market approval.

Tendering

Tendering is a provincial level procedure. For drugs with multiple brands, it is a collective tender process for purchases by government hospitals of a medicine included in provincial or local medicine procurement catalogs. In the case of roxadustat, it is a more administrative process than for most drugs as roxadustat is currently the only drug of its class (HIF-PHI) available on the market. The tendering process of roxadustat is substantially complete in all 31 provinces in China.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN JAPAN

In September 2019, roxadustat (Evrenzo®) was approved in Japan for the treatment of anemia associated with CKD in dialysis patients. Our collaboration partner Astellas launched Evrenzo in November 2019, targeting healthcare providers that care for approximately 330,000 dialysis patients across Japan.

In January 2020, Astellas submitted a supplemental NDA in Japan for the treatment of anemia in non-dialysis CKD patients, supported by three clinical studies in more than 500 Japanese non-dialysis patients with anemia associated with CKD.

ROXADUSTAT FOR THE TREATMENT OF CHEMOTHERAPY-INDUCED ANEMIA AND ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

Based on roxadustat’s mechanism of action and safety and efficacy profile to date, we believe it has the potential to treat anemia associated with many other conditions, including CIA and MDS.

Background of Chemotherapy-Induced Anemia

As blood cell production in bone marrow is highly prolific, it is particularly vulnerable to the cytotoxic effects of chemotherapy used to treat cancer patients. Many chemotherapy agents directly impair hematopoiesis in bone marrow, including disruption of red blood cell production. The nephrotoxic effects of some cytotoxic agents, such as platinum-containing agents, can also result in decreased production of erythropoietin by the kidneys, further contributing to reduced red blood cell production. Radiation therapy has also been associated with hematologic toxicity.

Approximately 40% of total solid tumor cancer patients, or approximately 6.8 million people, undergo chemotherapy each year globally, including 1.7 million in the U.S. and 3.2 million in China. Eighty percent of those patients in developed countries and 40% of patients in China develop CIA. The incidence and severity of CIA depend on a variety of factors, including the tumor type or the level of toxicity of the therapy, and further increases with each successive chemotherapy round. We believe the addressable population is approximately 600,000 in the U.S. and 500,000 in China.

ESAs have been recommended for patients experiencing CIA with the desirable goals of improvement in anemia-related symptoms and the avoidance of blood transfusion which increases risk of infections and the risk of complications such as heart failure and allergic reactions. However, not all CIA patients respond to ESA therapy, which may be due to the etiology of their CIA or inflammatory comorbidity. ESA use also has associated toxicities, including increased thrombotic events, possible decreased survival and accelerated tumor progression, as published from randomized clinical trials and meta-analyses, that led to label restrictions and box warnings for ESAs in cancer populations in 2007, followed by the ESA Risk Evaluation and Mitigation Strategy (“REMS”) program.

Market Opportunity for Roxadustat in Chemotherapy-Induced Anemia

ESA sales for CIA dropped significantly in the U.S. since the reported safety risks of ESA use in cancer patients in 2006, from estimated $2.5 billion in 2006 to less than $0.5 billion in 2019. During the same period, the prevalence of diagnosed CIA remained at similar levels, and is expected to grow slightly as a marginal decline of chemotherapy use is offset by an aging population.

We believe that if our clinical program shows an acceptable safety and efficacy profile, roxadustat would have the potential to address anemia in this population of patients undergoing chemotherapy, including, potentially, those patients with concomitant inflammation.

Clinical Development of Roxadustat in Chemotherapy-Induced Anemia

We began a Phase 2 proof of concept clinical trial of roxadustat in the U.S. in CIA in the third quarter of 2019. This is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with treatment duration of 16 weeks, and will enroll up to 100 patients.

Background of Anemia in Myelodysplastic Syndromes

Myelodysplastic syndromes are a diverse group of bone marrow disorders characterized by ineffective production of healthy blood cells and premature destruction of blood cells in the bone marrow, leading to anemia. In most MDS patients, the cause of the disease is unknown.

Incidence and prevalence of MDS are not yet well understood, and may be greatly underestimated. MDS diagnosis became reportable under the World Health Organization oncology classification system only in 2001, and since then cases of MDS have been tracked by cancer registries.

The prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more therapies become available and patients are living longer with MDS. We estimate that currently, approximately 70,000 patients are diagnosed with MDS in the United States.

Anemia is the most common clinical presentation in MDS, seen in approximately 80% of MDS patients, and producing symptoms, including fatigue, weakness, exercise intolerance, shortness of breath, dizziness, and cognitive impairment.

Limitations of the Current Standard of Care for Anemia in Myelodysplastic Syndromes

Stem cell transplant is the only potentially curative therapy for MDS, but it is not feasible in most patients due to their advanced age and frailty.  The high rate of severe anemia leaves recurring red blood cell transfusions as the mainstay of care in MDS patients. Transfusion can result in direct organ damage through transfusional iron overload.  Transfusion dependent MDS patients suffer higher rates of cardiac events, infections and transformation to acute leukemia, and a decreased overall survival rate when compared with non-transfused patients with MDS, and decreased survival compared to an age-matched elderly population. Patients receiving red blood cell transfusions may require an iron chelator in order to address toxic elements of iron overload such as lipid peroxidation and cell membrane, protein, DNA, and organ damage.

Lower-risk MDS patients represent approximately 77% of total diagnosed MDS population. Most national and international guidelines recommend use of ESAs for anemia only in lower-risk MDS patients presenting with symptomatic anemia with serum EPO levels at or below 500 mU/mL.

Even among the eligible subpopulation, the effectiveness of ESAs in treating anemia in MDS remains limited, with the best clinical study results showing 40% to 60% erythroid response rates, in studies where significantly high doses of ESAs were used, enrolled patients had low serum EPO levels, and in lower-risk categories. New strategies to broaden the eligible population, improve anemia and maintain adequate iron balance, as well as avoidance of transfusions, are highly desired in managing patients with MDS.

Market Opportunity for Roxadustat in Myelodysplastic Syndromes

We believe there is a significant need for a safer, more effective, and more convenient option to address anemia in patients with lower-risk MDS. Roxadustat, our orally administered small molecule HIF-PH inhibitor, stimulates the body’s natural mechanism of red blood cell production and iron hemostasis based on cellular-level oxygen-sensing and iron-regulation mechanisms. Unlike ESAs which are limited to providing exogenous EPO, roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of red blood cell progenitors, an increase in the body’s production of endogenous EPO, and an increase in iron availability for hemoglobin synthesis, which we believe is important in a broad range of MDS patients. Moreover, in anemia of CKD, roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by CRP, where ESAs have shown limited effect. We believe that we may be able to replicate this result in MDS anemia patients, where it is not uncommon for patients to present with autoimmune and inflammatory conditions.

Clinical Development of Roxadustat in Myelodysplastic Syndromes

We are conducting a Phase 3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS in the U.S. and Europe. We continue to enroll this 160-patient randomized, double-blind, placebo-controlled Phase 3 clinical study of roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks.

In the open-label dose-finding component of this study, 24 lower-risk, transfusion dependent MDS patients with anemia were enrolled in three sequential starting dose cohorts (1.5 mg/kg, 2.0 mg/kg, and 2.5 mg/kg), with roxadustat doses adjusted every eight weeks per a pre-defined algorithm based on hemoglobin response. Best supporting care including red blood cell transfusion was allowed, as needed, per investigator’s discretion. Patients treated with roxadustat achieved a greater than or equal to 8-week transfusion independence rate of 38% in the first 28 weeks and 54% of patients had greater than or equal to 50% reduction in red blood cell transfusion over any eight weeks, from baseline. Roxadustat was generally well tolerated in each dose cohort. The dose level of 2.5 mg/kg was selected as the starting dose for the double-blind component of the study.

In China, we continue to enroll the open-label portion of our Phase 2/3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. After the open-label portion we expect to begin the 135-patient double-blind, placebo-controlled Phase 3 portion of the study, in which subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

Research at FibroGen

The HIF-PH enzymes that are the targets of roxadustat belong to a broader family of enzymes known as 2-oxoglutarate (2OG)-dependent oxygenases. In humans, this family comprises more than 60 members that play important roles in a diverse range of biological processes including collagen biosynthesis, oxygen sensing, epigenetic regulation, nucleic acid modification/repair, and lipid metabolism. The first members of this enzyme family to be characterized were the collagen prolyl hydroxylases, which play a critical role in the biosynthesis of collagen and as a result, are potential targets for the treatment of fibrotic disease. The HIF-PH enzymes regulate the stability of the HIF transcription factor, which not only has therapeutic relevance for the treatment of anemia as exemplified by roxadustat, but also has implications for other diseases where activation of the HIF pathway would be expected to have beneficial effects. Other members of the 2OG-dependent oxygenase family with relevance to human disease include the Jumonji domain-containing histone demethylases, which are emerging cancer targets.

The fact that all members of the 2OG-dependent oxygenase enzyme family use 2OG as a co-substrate makes them viable targets for small molecule inhibitors that compete with 2OG. FibroGen has been a world leader in inhibition of enzymes belonging to this family, and. our internal medicinal chemistry efforts have generated a large library of novel compounds designed to target the 2OG-dependent oxygenase family.

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

We are currently conducting Phase 3 studies in pancreatic cancer and IPF and a Phase 2 trial in DMD. In the U.S., the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of IPF, locally advanced unresectable pancreatic cancer, and DMD. In addition, the EMA has granted Orphan Medicinal Product Designation to pamrevlumab for the treatment of DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and locally advanced unresectable pancreatic cancer.

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

Multiple biological agents and pathways have been implicated in the fibrotic process, many of which converge on CTGF, a central mediator of fibrosis. In the case of cancer, the sustained tumor-associated fibrotic tissue promotes tumor cell survival and metastasis. CTGF is a secreted glycoprotein produced by fibroblasts, endothelium, mesangial cells and other cell types, including cancers, and is induced by a variety of regulatory modulators, including TGF-ß and VEGF. CTGF expression has been demonstrated to be up-regulated in fibrotic tissues. Thus, we believe that targeting CTGF to block or inhibit its activity could mitigate, stop or reverse tissue fibrosis. In addition, since CTGF is implicated in nearly all forms of fibrosis, we believe pamrevlumab has the potential to provide clinical benefit in a wide range of clinical indications that are characterized by fibrosis.

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

Clinical Development of Pamrevlumab — Overview

We have performed clinical trials of pamrevlumab in IPF, pancreatic cancer, liver fibrosis and diabetic kidney disease. In eleven Phase 1 and Phase 2 clinical studies involving pamrevlumab to date, including more than 600 patients who were treated with pamrevlumab (about half of patients dosed for more than six months), pamrevlumab has been well-tolerated across the range of doses studied, and there have been no dose-limiting toxicities seen thus far.

Idiopathic Pulmonary Fibrosis

Understanding IPF and Current Therapies

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

Patients with IPF experience debilitating symptoms, including shortness of breath and difficulty performing routine functions, such as walking and talking. Other symptoms include chronic dry, hacking cough, fatigue, weakness, discomfort in the chest, loss of appetite, and weight loss. Over the last decade, refinements in diagnosis criteria and enhancements in high-resolution computed tomography imaging technology (“quantitative HRCT”) have enabled more reliable diagnosis of IPF without the need for a lung biopsy.

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

There are currently two therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib. The approvals and subsequent launches of pirfenidone and nintedanib have clearly shown the commercial potential in IPF. Hoffmann-La Roche (“Roche”) reported worldwide sales of approximately $1 billion for 2018 and $1.15 billion for 2019 for Esbriet® (pirfenidone). Similarly, Boehringer Ingelheim Pharma GmbH & Co. KG (“Boehringer Ingelheim”) reported total sales of approximately $1 billion for Ofev® (nintedanib) in 2017, and approximately $1.2 billion in 2018.

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trials of Pamrevlumab in IPF

We continue to enroll ZEPHYRUS, our double-blind, placebo-controlled Phase 3 trial of pamrevlumab in IPF patients. In 2020, we will initiate a second IPF study similar in design to ZEPHYRUS. Each study will target approximately 340 patients. The primary U.S. efficacy endpoint for each study is change from baseline in forced vital capacity (“FVC”). The primary efficacy endpoint in Europe for each study is disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

PRAISE – Study 067 – Randomized, Double-Blind, Placebo-Controlled Phase 2 Trial of Pamrevlumab in IPF

In September 2019, positive results from PRAISE, our randomized, double-blind, placebo-controlled Phase 2 clinical trial (Study 067), were published in The Lancet Respiratory Medicine. PRAISE was designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF (baseline FVC percentage predicted of 55%), as well as topline results from two sub-studies that were added to evaluate the safety of combining pamrevlumab with approved IPF therapies.

In the double-blind, placebo-controlled 48-week portion of this study, 103 patients were randomized (1:1) to receive either 30mg/kg of pamrevlumab or placebo intravenously every three weeks. Lung function assessments were conducted at baseline and at Weeks 12, 24, 36 and 48. Quantitative HRCT assessments were performed at baseline and on Weeks 24 and 48.

Pamrevlumab met the primary efficacy endpoint of change of FVC percent predicted, a measure of a patient’s lung volume as a percentage of what would be expected for such patient’s age, race, sex and height. The average decline (least squares mean) in FVC percent predicted from baseline to Week 48 was 2.85 in the pamrevlumab arm (n=50) as compared to an average decline of 7.17 in the placebo arm (n=51), a statistically significant difference of 4.33 (p=0.0331, using a linear slope analysis in intent-to-treat population).

Pamrevlumab-treated patients had an average decrease (least squares mean) in FVC of 129 ml at Week 48 compared to an average decrease of 308 ml in patients receiving placebo, a statistically significant difference of 178 ml (p=0.0249, using a linear slope analysis in the intent-to-treat population). This represents a 57.9% relative difference. In addition, the pamrevlumab-treated arm had a lower proportion of patients (10%) who experienced disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death), than did the placebo arm (31.4%) at Week 48 (p=0.0103). The percentage of pamrevlumab patients who experienced disease progression and discontinued therapy was less than 15% of that in the placebo arm.

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

Pamrevlumab was well-tolerated in the placebo-controlled study. The treatment-emergent adverse events were comparable between the pamrevlumab and placebo arms and the adverse events in the pamrevlumab arm were consistent with the known safety profile of pamrevlumab. In this study, as compared with the placebo group, fewer pamrevlumab patients were hospitalized, following an IPF-related or respiratory treatment-emergent adverse event, or died for any reason.

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

Changes in Fibrosis in Patients with Mild to Moderate IPF Treated with Pamrevlumab in FGCL-3019-049

	Stable or Improved Compared to Baseline		Improved Compared to Baseline		Improved Compared to Week 24
	Week 24	Week 48	Week 24	Week 48	Week 48
Cohort 1	21/45 (47%)	14/38 (37%)	12/45 (27%)	12/38 (32%)	8/38 (21%)
Cohort 2	12/29 (41%)	9/28 (32%)	5/29 (17%)	4/28 (14%)	8/26 (31%)
Combined	33/75 (44%)	23/66 (35%)	17/74 (23%)	16/66 (24%)	16/64 (25%)

Eighty-nine patients had at least one adverse event. The most common reported events were cough, fatigue, shortness of breath, upper respiratory tract infection, sore throat, bronchitis, nausea, dizziness, and urinary tract infection. Including the open-label extension, there were 45 serious adverse events in 31 patients, four of which were considered possibly related by the principal investigator to the investigational drug. After investigation, it is our belief that there is no causal relationship between pamrevlumab and the serious adverse events deemed possibly related by the principal investigator. During the first year of treatment there were 38 treatment-emergent serious adverse events in 24 patients. Adverse events observed to date are consistent with typical conditions observed in this patient population.

Pancreatic Cancer

Understanding Pancreatic Cancer and the Limitations of Current Therapies

Certain solid malignant tumors have a prominent fibrosis component consisting mostly of ECM that contributes to metastasis and progressive disease. ECM is the connective tissue framework of an organ or tissue.

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the third leading cause of cancer deaths in the U.S. According to the European Commission’s European Cancer Information System, there were 100,005 new cases of pancreatic cancer and 95,373 deaths from pancreatic cancer in the Europe projected for 2018. The National Cancer Center of Japan estimated that there were 36,239 new cases of pancreatic cancer in 2014, increased from 24,442 cases in 2004. In its report of December 2017, Decision Resources Group estimated that the major market sales (U.S., Europe and Japan) of pancreatic cancer drugs will grow from $1.3 billion in 2016 to approximately $3.7 billion in 2026. According to the U.S. National Cancer Institute, there were an estimated 57,000 new cases of pancreatic cancer in the U.S. in 2019. Fifty percent of new cases are metastatic. Another 15-20% have localized resectable tumors. The remaining 30-35% have localized but unresectable tumors.

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

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trial of Pamrevlumab in Locally Advanced, Unresectable Pancreatic Cancer

We continue to enroll LAPIS, our double-blind placebo controlled Phase 3 trial of pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized 1:1 to receive either pamrevlumab, in combination with gemcitabine and nab-paclitaxel, or placebo with gemcitabine and nab-paclitaxel. After completion of the 6-month treatment period, if the results show an improved resection rate in the pamrevlumab arm, we may request a meeting with the FDA to discuss the adequacy of these results to support a marketing application under the provisions of accelerated approval. After this interim assessment of resection rates, the study will continue to collect data on overall survival, the primary endpoint.

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

In addition, this data showed improved overall survival among patients who were resected vs. not resected (NE vs. 18.56 months, p-value=0.0141) and a trend toward improved overall survival in patients eligible for surgery vs. patients who were not (27.73 vs. 18.40 months, p-value=0.0766). All of the patients on study at the time of the results reported in June 2018 continue to remain on study. No increase in serious adverse events was observed in the pamrevlumab arm and no delay in wound healing was observed post-surgery.

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

In the study, the majority of adverse events were mild to moderate, and were consistent with those observed for erlotinib plus gemcitabine treatment without pamrevlumab. There were 99 treatment-emergent serious adverse events; six of which were assessed as possibly related to the investigational drug by the principal investigator, and 93 as not related to study treatment. After investigation, it is our belief that there is no causal relationship between pamrevlumab and the treatment-emergent serious adverse events deemed possibly related by the principal investigator. We did not identify any evolving dose-dependent pattern, and higher doses of pamrevlumab were not associated with higher numbers of serious adverse events or greater severity of the serious adverse events observed.

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

Clinical Development of Pamrevlumab for Duchenne Muscular Dystrophy

Based on the FDA review of one year data from our Phase 2 administrative analysis, we intend to begin a Phase 3 study of pamrevlumab in non-ambulatory DMD patients in the second half of 2020.

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

In pulmonary function tests, the results from our study indicate a potential reduction in the 1-year decline in FVC percent predicted from baseline for our pamrevlumab-treated patients when compared to FVC data of DMD patients (whether such patients were taking steroids or not) published in 2019 by Ricotti. In the 2019 Ricotti study, the DMD patients were treated with steroids only. Similarly, all of the patients in our Phase 2 pamrevlumab trial were on steroids. In addition, pamrevlumab showed less decline in both percent predicted forced expiratory volume as compared to previously published study results of Meier in 2016, and in percent predicted peak expiratory flow rate, compared to what was observed in the study by Ricotti in 2019.

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

Commercialization Strategy for Pamrevlumab

Our goal, if pamrevlumab is successful, is to be a leader in the development and commercialization of novel approaches for inhibiting fibrosis and treating some forms of cancer and muscular dystrophy diseases. To date, we have retained exclusive worldwide rights for pamrevlumab.

COLLABORATIONS

Collaboration Partnerships for Roxadustat

Astellas

We have two agreements with Astellas for the development and commercialization of roxadustat, one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa. Under these agreements we provided Astellas the right to develop and commercialize roxadustat for anemia in these territories.

We share responsibility with Astellas for clinical development activities required for U.S. and Europe regulatory approval of roxadustat, and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

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

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in their territories. Astellas will pay us a transfer price for our manufacture and delivery of roxadustat based on net sales of roxadustat in the low 20% range.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct sales and marketing activities in China for roxadustat and will fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China.

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

Additional Information Related to Collaboration Agreements

Additional information related to collaboration agreements is set forth in Item 7 of this Annual Report on Form 10-K. Information about collaboration partners that accounted for more than 10% of our total revenue or accounts receivable for the last three fiscal years is set forth in Note 14 to our consolidated financial statements under Item 8 of this Annual Report.

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

We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

When any of our product candidates are approved, they will compete with currently marketed products, and product candidates that may be approved for marketing in the future, for treatment of the following indications:

Roxadustat — Anemia in CKD

Drugs that will compete with roxadustat are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN® marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson, Inc. and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Roche outside the U.S. and by Vifor Pharma (“Vifor”), a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of dialysis patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies that are currently developing HIF-PH inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Japan Tobacco, and Zydus Cadila. Akebia is currently conducting Phase 3 studies in CKD patients on dialysis and not on dialysis, as well as a Phase 2 study evaluating pharmacokinetics and pharmacodynamics in dialysis-dependent patients with three-times weekly versus once-a-day dosing. Akebia expects to complete these studies by August 2020. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, submitted an NDA for treatment of anemia in dialysis and non-dialysis CKD patients in July 2019, and is awaiting an approval decision later in 2020. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. GSK submitted a Japan NDA for treatment of anemia in dialysis and non-dialysis in August 2019 and is awaiting approval later in 2020. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco submitted an NDA for treatment of anemia associated with CKD in Japan in November 2019, supported by the six Phase 3 studies conducted in CKD patients on dialysis and not on dialysis in Japan, and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea. Zydus Cadila (India) started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma, Inc., in partnership with Celgene Corporation, a Bristol-Myers Squibb company (“Celgene”), developed Reblozyl® (luspatercept), a protein therapeutic, which was approved in November 2019 by the FDA for anemia treatment in patients with ß-thalassemia. Its Biologics License Application (“BLA”) under review by the FDA, for treatment of adult patients with very low to intermediate MDS associated anemia who have ring sideroblast and require red blood cell transfusions, has a Prescription Drug User Fee Act date of April 4, 2020. Acceleron expects an EMA decision on the MAA in the second half of 2020. In Japan, Celgene started a luspatercept Phase 2 study in May 2019. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. Two domestic companies, Jiangsu Hengrui Medicine Co., Ltd. and Guandong Sunshine Health Investment Co., Ltd, have been permitted by the NMPA to conduct clinical trials for CKD anemia patients both on dialysis and not on dialysis, and 3SBio Inc. has submitted a clinical trial application to the NMPA to initiate trials for their HIF-PH inhibitor. Another domestic company, China Medical System, in-licensed desidustat, a compound which is currently in Phase 3 trials in India, from Zydus Candila for greater China in January 2020. Akebia announced in December 2015 that it had entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan to begin a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The first biosimilar ESA, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit and the potential addition of other biosimilar ESAs currently under development may alter the competitive and pricing landscape of anemia therapy in CKD patients on dialysis under the ESRD bundle. The patents for Amgen’s EPOGEN® (epoetin alfa) expired in 2004 in the Europe, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the Europe, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and may file a biosimilar BLA in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to more than 80% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita has a six-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, following which Fresenius is providing Roche’s ESA Mircera® to a significant portion of its U.S. dialysis patients. Successful penetration in this market may require a significant agreement with Fresenius or DaVita, on favorable terms and on a timely basis.

Pamrevlumab

We are currently in Phase 2 development of pamrevlumab to treat DMD and Phase 3 development of pamrevlumab in IPF and pancreatic cancer. Most of our competitors have significantly more resources and expertise in development, commercialization and manufacturing, particularly due to the fact that we have not yet established a co-development partnership for pamrevlumab. For example, both Roche and Boehringer Ingelheim, which market products for the treatment of IPF in the U.S., have successfully developed and commercialized drugs in various indications and have built sales organizations that we do not currently have; both have more resources and more established relationships when competing with us for patient recruitment and enrollment for clinical trials or, if we are approved, in the market.

Idiopathic Pulmonary Fibrosis

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim’s Ofev® (nintedanib). We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis, and thus stabilize or improve lung function in IPF patients, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from a product they are already familiar with. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

Pamrevlumab is an injectable protein, which may be more expensive and less convenient than small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Galapagos NV’s GLPG1690 and GLPG1205, Kadmon Holdings, Inc.’s KD025, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151. In particular, GLPG1690 is in a Phase 3 program consisting of two clinical trials with 750 subjects each, intended to support both the U.S. NDA and MAA in Europe.

Pancreatic Cancer

We are developing pamrevlumab to be used in combination with Abraxane® (nab-paclitaxel) and gemcitabine in pancreatic cancer. Celgene’s Abraxane was launched in the U.S. and Europe in 2013 and 2014, respectively, and was the first drug approved in this disease in nearly a decade. In 2015, Merrimack Pharmaceuticals Inc. (“Merrimack”) received FDA approval for the use of ONIVYDE (irinotecan liposome injection, now licensed to Ipsen) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, and the combination therapy with Abraxane and gemcitabine became the first-line standard of care in these patients. As treatments for pancreatic cancer have shown limited success to date, combination therapies are expected, but the incremental cost may slow a new product adoption in the market, at least until the generic versions of Abraxane becomes available. In addition, we may also face competition from other products seeking approval in conjunction with gemcitabine and Abraxane including FOLFRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, Rafael Pharma’s defactinib/CPI-613, and Merrimack’s istiratumab.

Duchenne Muscular Dystrophy

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., EU, and Japan.

On September 19, 2016, the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen). This was the first drug approved to treat DMD. Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta has reported a full year Exondys 51 revenue of $380 million in 2019. Sarepta’s Vyondys 53TM (golodirsen) was also approved by the FDA in December 2019 for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for 8% of the DMD population.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Catabasis Pharmaceuticals (“Catabasis”), Santhera Pharmaceuticals (“Santhera”) and Sarepta. Catabasis’ edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent in a Phase 2 study, and is currently undergoing Phase 3 development. Santhera’s Puldysa® (idebenone) MAA for treatment of DMD was filed with the EMA, and the opinion from the Committee for Medicinal Products for Human Use is expected in the second quarter of 2020. The FDA requested additional clinical data from the idebenone Phase 3 trial currently ongoing in the U.S. and Europe. Santhera offers compassionate use of idebenone in patients with DMD in U.S. and UK. Sarepta’s SRP-9001 is an investigational gene therapy for DMD. Sarepta announced in December 2019 the licensing agreement with Roche that grants Roche the commercial rights to SRP-9001 outside the U.S.

MANUFACTURE AND SUPPLY

We have historically and in the future plan to continue to enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates. We believe that this manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to establishing a significant internal manufacturing infrastructure, unless there is additional strategic value for establishing manufacturing capabilities, such as in China. As our product candidates proceed through development, we explore or enter into longer term commercial supply agreements with key suppliers and manufacturers in order to meet the ongoing and planned clinical and commercial supply needs for ourselves and our partners. Our timing of entry into these agreements is based on the current development and commercialization plans.

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third party contract manufacturers. Outside of China, we plan to continue to use, Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent, Inc. (“Catalent”) as our primary manufacturers of roxadustat drug substance (also known as active pharmaceutical ingredient or “API”) and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally except for China, for which it manufactures an intermediate to be further manufactured by FibroGen China. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas, and China, where they are manufactured by FibroGen China. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

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

In China, our Beijing facility received the Good Manufacturing Practice (“GMP”) license for API and drug product. We are manufacturing drug product at our FibroGen Beijing manufacturing facility for commercial supply. We are manufacturing API at our Cangzhou manufacturing facility, which has been fully qualified and licensed. We may also qualify a third party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

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

Review of Application

Once the NDA or BLA submission has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 12 months from the date of submission. The review process is often extended by FDA requests for additional information or clarification. The FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and will also inspect clinical trial sites for integrity of data supporting safety and efficacy. During the approval process, the FDA also will determine whether a REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS; the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or BLA or a complete response letter detailing the deficiencies and information required in order for reconsideration of the application.

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

In addition, in many foreign countries, particularly the countries of the Europe and China, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the Europe provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of a company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

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

Our roxadustat NDA for treatment of CKD anemia was submitted by FibroGen Beijing as a domestic entity under the Domestic Class 1 designation, which refers to a new drug which has never been marketed in any country.

Our NDA package in China contained information similar to what is necessary for a U.S. NDA, including preclinical data, clinical data, technical data on API and drug product, and related stability data.

The NDA package was found acceptable to the NMPA, and FibroGen Beijing was granted a New Drug License confirming the drug as suitable for marketing in December 2018. In addition, FibroGen Beijing was granted a Manufacturing License which lists the Drug Approval Code as well as the name and address of the Manufacturing License holder.

Shortly before NDA approval, FibroGen Beijing conducted a three-batch validation campaign, one of which was observed onsite by the NMPA. Following the successful completion of the validation campaign and associated inspection, FibroGen Beijing was granted a cGMP certification for the commercial production of roxadustat at our Beijing manufacturing facility. We are using our FibroGen Beijing manufacturing facility for commercial supply of drug product.  Our Cangzhou manufacturing facility has been fully qualified and licensed for manufacture of roxadustat API for the China market, and we will continue to use this facility for commercial supply. We may also qualify a third party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

Pricing, Reimbursement, Hospital Listing, and Tendering

Please see the discussion above in the section “Roxadustat for the Treatment of Anemia in Chronic Kidney Disease in China.”

Foreign Regulation Outside of China

We have received marketing authorization for roxadustat in Japan for anemia of CKD in dialysis patients, and in China for dialysis and non-dialysis patients. Astellas has submitted a supplemental NDA for non-dialysis patients in Japan and intends on submitting an MAA for Europe in the first half of 2020. Our partners also intend to submit for marketing authorization in other countries and we may file for marketing authorization for pamrevlumab or roxadustat in other indications and in other countries in the future. In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, manufacturing, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of other countries we are seeking approval in, including Europe and China, the approval process varies between countries and jurisdictions and can involve different amounts of product testing and additional administrative review periods. For example, in Europe and in China, a sponsor must submit a clinical trial application (“CTA”), much like an IND prior to the commencement of human clinical trials. A CTA must be submitted to each national health authority and an independent ethics committee.

For other countries outside of the Europe, such as China and the countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. The time required to obtain approval in other countries and jurisdictions might differ from or be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory approval process in other countries.

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

Orphan Drug Act

Pamrevlumab has received orphan drug designation in IPF, locally advanced unresectable pancreatic cancer, and DMD in the U.S. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

The EMA has granted Orphan Medicinal Product Designation to pamrevlumab for the treatment of DMD. Orphan Medicinal Product Designation status in the Europe has similar but not identical benefits in that jurisdiction.

Products receiving orphan designation in the Europe can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; the initial applicant consents to a second orphan medicinal product application; or the initial applicant cannot supply enough orphan medicinal product. An orphan product can also obtain an additional two years of market exclusivity in the Europe for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

Foreign Country Data Exclusivity

The Europe also provides opportunities for additional market exclusivity. For example, in the Europe, upon receiving marketing authorization, an NCE generally receives eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the Europe from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity.

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

Oppositions were filed against our European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat. Final resolution of the opposition proceedings will take time, and we cannot be assured of the breadth of the claims that will remain in the ’488 Patent or that the patent will not be revoked in its entirety.

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

This portfolio reflects a series of discoveries we made from the initial days of our HIF program through the present time. Our research efforts have resulted in progressive innovation, and the corresponding patents and patent applications reflect the success of our HIF program. Such discoveries include the ability of HIF-PH inhibitors:

•	To induce endogenous EPO in CKD patients with anemia.
•	To increase efficacy of EPO signaling.
•	To enhance EPO responsiveness of the bone marrow, for example, by increasing EPO receptor expression.
•	To overcome the suppressive and inhibitory effects of inflammatory cytokines, such as members of the interleukin-1 and IL-6 cytokine families, on EPO production and responsiveness.
•	To increase effective metabolism of iron.
•	To increase iron absorption and bioavailability, as measured using clinical parameters such as percent TSAT%.
•	To overcome iron deficiency through effects on iron regulatory factors such as ferroportin and hepcidin.
•	To provide coordinated erythropoiesis resulting in increased CHr and increased mean corpuscular volume.
•	To improve kidney function.

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

Akebia and others have filed oppositions against certain European patents within our HIF anemia-related technologies patent portfolio. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In the fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153 in amended form. All of these decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of such may take considerable time.

In addition, Akebia has filed oppositions against FibroGen European Patent Nos. 2289531 and 2298301. Akebia and GSK have also initiated invalidation actions in the United Kingdom against the United Kingdom counterparts of each of these European patents, and GSK has filed for a declaration of non-infringement of certain United Kingdom patents (corresponding to FibroGen European Patent Nos. 2322153 and 2322155) with respect to its daprodustat product. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan, and invalidation actions against corresponding patents in the United Kingdom have been initiated by GSK and by Akebia, although FibroGen has reached an agreement with GSK that will lead to dismissal of the UK court actions and the proceedings filed by GSK against the patents in the EPO. Astellas’ proceedings brought against GSK on a quia timet basis have also been dismissed as a result of the settlement agreement. While we believe the ultimate outcome of all proceedings will be that these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

University of Miami

In May 1997, we entered into a license agreement with the University of Miami (the “University”), amended in July 1999, under which we obtained an exclusive, worldwide license to certain patent applications and patents for all uses. The current patent rights consist of a U.S. patent that relates to antibodies that specifically bind to biologically active fragments of CTGF, and is due to expire in 2022, exclusive of any patent term extension or adjustment that may be available. The licensed patent relates to pamrevlumab and related products.

Under the University agreement, we are obligated to pay for all ongoing patent expenses for the licensed patent. We were also obligated to pay an upfront licensing fee of $21,500, all of which has been paid, and development milestone payments of up to $450,000, of which $150,000 has been paid, as well as an additional milestone payment, in the low hundreds of thousands of dollars, for each new indication for which we obtain approval for a licensed product, and a single digit royalty, subject to certain reductions, on net sales of licensed products by us or our affiliates or sublicensees.

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

In addition to research support payments by us to Medarex during the Research Period, and an upfront commercial license fee in the form of 181,819 shares of FibroGen Series D Convertible Preferred Stock paid upon exercise of our option, we committed development-related milestone payments of up to $11 million per therapeutic product containing a licensed antibody, and we have paid a $1 million development-related milestone, in the form of 133,333 shares of FibroGen Series G Convertible Preferred Stock, and a cash payment of $2 million, for pamrevlumab to date. At our election, the remaining milestone payments may be paid in common stock of FibroGen, Inc., or cash.

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

EMPLOYEES

As of January 31, 2020, we had 531 full-time employees, 136 of whom held Ph.D. or M.D. degrees, 279 of whom were engaged in research and development and 252 of whom were engaged in manufacturing, sales and marketing, business development, finance, information systems, facilities, human resources or administrative support. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us. We consider our employee relations to be good.

FACILITIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 35,000 square feet subleased. The lease for our San Francisco headquarters expires in 2023. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China. Our lease in China expires in 2021. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Research and development expenses for fiscal years ended December 31, 2019, 2018 and 2017 were $209.3 million, $235.8 million, and $196.5 million, respectively. We expect our research and development expenses to continue to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio.

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. For fiscal years ended December 31, 2019, 2018 and 2017, substantially all of our revenue was related to our collaboration agreements.

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

Our subsidiaries consist of the following: 1) FibroGen Europe Oy (“FibroGen Europe”), a majority owned entity incorporated in Finland in 1996; 2) Skin Sciences, Inc., a majority owned entity incorporated in the State of Delaware in 1995; 3) FibroGen International (Cayman) Limited, a majority owned entity incorporated in the Cayman Islands in 2011; 4) FibroGen China Anemia Holdings Ltd., a majority owned entity incorporated in the Cayman Islands in 2012; 5) FibroGen International (Hong Kong) Limited, a majority owned entity incorporated in Hong Kong in 2011; and 6) FibroGen (China) Medical Technology Development Co., Ltd., a majority owned entity incorporated in China in 2011.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”), myelodysplastic syndromes (“MDS”), and chemotherapy-induced anemia, and pamrevlumab in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2019, 2018 and 2017 were $77.0 million, $86.4 million and $120.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $784.7 million. As of December 31, 2019, we had capital resources consisting of cash, cash equivalents and short-term investments of $533.8 million plus $61.1 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the People’s Republic of China (“China”) and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, launch commercialization of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

Additional funds may not be available when we require them, or on terms that are acceptable to us. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations or activities that may be necessary to commercialize our product candidates.

Most of our recent revenue has been earned from collaboration partners for our product candidates under development.

If either or both of our Astellas and AstraZeneca collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our commercialization of roxadustat for the treatment of anemia caused by CKD, or we may require additional partnering in order to help fund such development and commercialization. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our development or commercialization efforts or other operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in China for CKD anemia for patients on dialysis and not on dialysis, and for roxadustat in Japan for CKD anemia in dialysis patients, we will need to make substantial additional investments in both the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful development and commercialization of roxadustat, including obtaining regulatory approvals for the commercialization of roxadustat for anemia associated with CKD.

Our other lead product candidate, pamrevlumab, is currently in clinical development for IPF, pancreatic cancer and DMD. Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

The clinical and commercial success of roxadustat and pamrevlumab will depend on a number of factors, many of which are beyond our control, and we may be unable to complete the development or commercialization of roxadustat or pamrevlumab.

The clinical and commercial success of roxadustat and pamrevlumab will depend on a number of factors, including the following:

•	the timely initiation and completion of our clinical trials;
•	our ability to demonstrate the safety and efficacy of our product candidates to the satisfaction of the relevant regulatory authorities;
•

the ultimate approval criteria (which may include non-inferiority margins and statistical analyses methods), indications, patient populations, and ultimate benefit-risk analysis used by regulatory authorities in their approval processes;

•

whether we are required by the United States (“U.S.”) Food and Drug Administration (“FDA”) or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to approval to market our products;

•	the clinical indications for which the product is approved and the labeling required by regulatory authorities for use with the product, including any warnings that may be required in the labeling;
•	the receipt or timely receipt of marketing approvals from the FDA and foreign regulatory authorities, including pricing and reimbursement determinations;
•

the ability to successfully commercialize, market, sell and distribute our product candidates, if approved, for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;

•	whether we or our partners are able to recruit and retain adequate numbers of effective sales and marketing personnel for the sale of our products;
•	whether we will maintain sufficient funding to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure;
•	whether we can compete successfully as a new entrant in the treatment of anemia caused by CKD;
•

our ability and the ability of our third-party manufacturing partners to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability;

•	our success in educating health care providers, patients and the healthcare community about the benefits, risks, administration and use of our product candidates, if approved;
•	acceptance of our product candidates, if approved, as safe and effective by patients and the healthcare community;
•	the success of efforts to enter into relationships with large dialysis organizations involving the administration of roxadustat to dialysis patients;
•	the achievement and maintenance of compliance with all regulatory requirements applicable to us and our product candidates;
•	the maintenance of an acceptable safety profile of our products following any approval;
•	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competitive treatments;
•	the restrictions on the use of our products together with other medications, if any;
•	our ability to negotiate, obtain and sustain an adequate level of pricing or reimbursement for our products by third-party payors;
•	the availability of adequate coverage and reimbursement or pricing by third-party payors and government authorities;
•	our ability to enforce successfully our intellectual property rights for our product candidates and against the products of potential competitors;
•	our ability to avoid or succeed in third-party patent interference or patent infringement claims; and
•	sufficient stability data for launch and market supply.

Many of these factors are beyond our control. Successful commercialization of our products will require significant resources and time, and there is a risk that we may not successfully commercialize them. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our products and generate revenues, which would deprive us from additional working capital and would materially harm our ability to achieve profitability through the sale of or royalties from our product candidates.

As a company, we have limited commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat, either directly or with our collaboration partners, our business would be harmed.

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

Commercializing roxadustat requires us to establish commercialization systems, including but not limited to, medical affairs, sales, pharmacovigilance, supply-chain, and distribution capabilities to perform our portion of the collaborative efforts. These efforts require resources and time. If we, along with Astellas and AstraZeneca, are not successful in setting our marketing, pricing and reimbursement strategy, facilitating adoption by hospitals, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

Although regulatory approval has been obtained for roxadustat in China and Japan, we may be unable to obtain regulatory approval for our product candidates in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat or pamrevlumab or any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any Phase 3 clinical trial to support an NDA submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval or refuse to accept our future applications.

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer or DMD;

•	our failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	our failure of clinical trials to meet the level of statistical significance required for approval;
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

•	regulatory authorities may not agree with our interpretation of the data from our preclinical trials and clinical trials; or
•	collaboration partners may not perform or complete their clinical programs in a timely manner, or at all.

Any of these factors, many of which are beyond our control, could jeopardize our or our collaboration partners’ abilities to obtain regulatory approval for our product candidates in one or more indications.

The FDA or other regulatory authorities may require more information (including additional preclinical or clinical data to support approval), which may delay or prevent approval or cause us to abandon the development program altogether. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of REMS (or other regulatory authorities may require the establishment of a similar strategy), that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us.

Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger, controlled Phase 3 clinical trials required for approval.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from clinical trials in one indication may not be replicated in other indications.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks.

We do not know whether our ongoing or planned clinical trials of roxadustat or pamrevlumab will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.

Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	address any physician or patient safety concerns that arise during the course of the trial;
•	obtain required regulatory or institutional review board approval or guidance;
•	reach timely agreement on acceptable terms with prospective CROs and clinical trial sites;
•	recruit, enroll and retain patients through the completion of the trial;
•	maintain clinical sites in compliance with clinical trial protocols;
•	initiate or add a sufficient number of clinical trial sites; and
•	manufacture sufficient quantities of product candidate for use in clinical trials.

In particular, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates. Patients may be unwilling to participate in clinical trials of our product candidates for a variety of reasons, some of which may be beyond our control, including:

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate on-going or planned clinical trials.

In addition, we could encounter delays if a clinical trial is suspended or terminated by us, by the relevant institutional review boards at the sites at which such trials are being conducted, or by the FDA or other regulatory authorities. A suspension or termination of clinical trials may result from any number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in laws or regulations, or a principal investigator’s determination that a serious adverse event could be related to our product candidates. Any delays in completing our clinical trials will increase the costs of the trial, delay the product candidate development and approval process and jeopardize our ability to commence marketing and generate revenues. Any of these occurrences may materially and adversely harm our business and operations and prospects.

Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates or that may be identified as related to our product candidates by physician investigators conducting our clinical trials or even competing products in development that utilize a similar mechanism of action or act through a similar biological disease pathway could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. If we determine that there is a likely causal relationship between a serious adverse event and our product candidate, and such safety event is material or significant enough, it may result in:

•	our Phase 3 clinical trial development plan becoming longer and more extensive;
•	regulatory authorities increasing the data and information required to approve our product candidates and imposing other requirements; and
•	our collaboration partners terminating our existing agreements.

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Roxadustat for the Treatment of Anemia in Chronic Kidney Disease” and “Business — Pamrevlumab for the Treatment of Fibrosis and Cancer” for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. There have been other products, including erythropoiesis stimulating agents (“ESAs”), for which safety concerns have been uncovered following approval by regulatory authorities. Such safety concerns have led to labeling changes or withdrawal of ESAs products from the market. While our most advanced product candidate is chemically unique from ESAs, it or any of our product candidates may be subject to known or unknown risks. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

If we or third-party manufacturers and other service providers on which we rely cannot manufacture sufficient quantities of our product candidates, or at sufficient quality, or perform other services we require, we may experience delays in development, regulatory approval, launch or successful commercialization.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for the manufacture of some of our drug candidates, active pharmaceutical ingredients, intermediates or raw materials, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers.  We may not be able to enter into these agreements with satisfactory terms or on a timely manner.

We have limited experience manufacturing or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting supply requirements or coordinating supply chain (including export management) for launch or commercialization, which is a complex process involving our third-party manufacturers and logistics providers, and for roxadustat, our collaboration partners. We may not be able to accurately forecast supplies for commercial launch, or do so in a timely manner and our efforts to establish these manufacturing and supply chain management capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP, particularly if the marketing authorization or market uptake is more rapid than anticipated.

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

The FDA and European Medicines Agency will do their own benefit risk analysis and may reach a different conclusion than we or our partners have internally, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or subpopulations, or using certain statistical methods of analysis, the FDA and European Medicines Agency will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. Regulatory authorities may approve roxadustat for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, estimated glomerular filtration rate, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat, which may limit the commercialization or market opportunity for roxadustat. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.

With respect to roxadustat, regulatory approvals obtained, could limit the approved indicated uses for which roxadustat may be marketed. For example, our label approved in Japan, includes the following warning: “Serious thromboembolism such as cerebral infarction, myocardial infarction, and pulmonary embolism may occur, possibly resulting in death, during treatment with roxadustat.” Additionally, in the U.S., ESAs have been subject to significant safety warnings, including the “Black Box” warnings on their labels. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the “Black Box” warning for ESAs, the label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ® and Erypo ®/Eprex ®, marketed by Johnson & Johnson Inc., and Espo ® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp ® and NESP ®) and Mircera ® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of dialysis-dependent CKD patients. While non-dialysis-dependent CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies that are currently developing HIF-PH inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Japan Tobacco, and Zydus Cadila. Akebia is currently conducting Phase 3 studies in CKD patients on dialysis and not on dialysis, as well as a Phase 2 study evaluating pharmacokinetics and pharmacodynamics in dialysis-dependent patients with three-times weekly versus once-a-day dosing. Akebia expects to complete these studies by August 2020. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, submitted an NDA for treatment of anemia in dialysis and non-dialysis CKD patients in July 2019, and is awaiting an approval decision later in 2020. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. GSK submitted a Japan NDA for treatment of anemia in dialysis and non-dialysis in August 2019 and is awaiting approval later in 2020. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco submitted an NDA for treatment of anemia associated with CKD in Japan in November 2019, supported by the six Phase 3 studies conducted in CKD patients on dialysis and not on dialysis in Japan, and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea. Zydus Cadila (India) started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

In addition, there are other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma, Inc., in partnership with Celgene Corporation, a Bristol-Myers Squibb company (“Celgene”), developed Reblozyl® (luspatercept), a protein therapeutic, which was approved in November 2019 by the FDA for anemia treatment in patients with ß-thalassemia. Its Biologics License Application (“BLA”) under review by the FDA, for treatment of adult patients with very low to intermediate MDS associated anemia who have ring sideroblast and require red blood cell transfusions, has a Prescription Drug User Fee Act date of April 4, 2020. Acceleron expects an EMA decision on the MAA in the second half of 2020. In Japan, Celgene started a luspatercept Phase 2 study in May 2019. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. Two domestic companies, Jiangsu Hengrui Medicine Co., Ltd. and Guandong Sunshine Health Investment Co., Ltd, have been permitted by the NMPA to conduct clinical trials for CKD anemia patients both on dialysis and not on dialysis, and 3SBio Inc. has submitted a clinical trial application to the NMPA to initiate trials for their HIF-PH inhibitor. Another domestic company, China Medical System, in-licensed desidustat, a compound which is currently in Phase 3 trials in India, from Zydus Candila for greater China in January 2020. Akebia announced in December 2015 that it had entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan to begin a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The first biosimilar ESA, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit and the potential addition of other biosimilar ESAs currently under development may alter the competitive and pricing landscape of anemia therapy in CKD patients on dialysis under the ESRD bundle. The patents for Amgen’s EPOGEN® (epoetin alfa) expired in 2004 in the Europe, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in the Europe, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and may file a biosimilar BLA in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to more than 80% of U.S. dialysis patients, and therefore have historically won long-term contracts including rebate terms with Amgen. DaVita has a six-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, following which Fresenius is providing Roche’s ESA Mircera® to a significant portion of its U.S. dialysis patients. Successful penetration in this market may require a significant agreement with Fresenius or DaVita, on favorable terms and on a timely basis.

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim’s Ofev® (nintedanib). We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis, and thus stabilize or improve lung function in IPF patients, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from a product they are already familiar with. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

Pamrevlumab is an injectable protein, which may be more expensive and less convenient than small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Galapagos NV’s GLPG1690 and GLPG1205, Kadmon Holdings, Inc.’s KD025, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151. In particular, GLPG1690 is in a Phase 3 program consisting of two clinical trials with 750 subjects each, intended to support both the U.S. NDA and MAA in Europe.

If pamrevlumab is approved and launched commercially to treat locally advanced pancreatic cancer patients who are not candidates for surgical resection, pamrevlumab may face competition from other products seeking approval in combination with gemcitibine and nab-paclitaxel, including FOLFRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, and from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. Celgene Corporation’s Abraxane® (nab-paclitaxel) was launched in the U.S. and Europe in 2013 and 2014, and was the first drug approved in this disease in nearly a decade.

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., EU, and Japan. On September 19, 2016, the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen). This was the first drug approved to treat DMD. Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta has reported a full year Exondys 51 revenue of $380 million in 2019. Sarepta’s Vyondys 53TM (golodirsen) was also approved by the FDA in December 2019 for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for 8% of the DMD population.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Catabasis Pharmaceuticals (“Catabasis”), Santhera Pharmaceuticals (“Santhera”) and Sarepta. Catabasis’ edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent in a Phase 2 study, and is currently undergoing Phase 3 development. Santhera’s Puldysa® (idebenone) MAA for treatment of DMD was filed with the EMA, and the opinion from the Committee for Medicinal Products for Human Use is expected in the second quarter of 2020. The FDA requested additional clinical data from the idebenone Phase 3 trial currently ongoing in the U.S. and Europe. Santhera offers compassionate use of idebenone in patients with DMD in U.S. and UK. Sarepta’s SRP-9001 is an investigational gene therapy for DMD. Sarepta announced in December 2019 the licensing agreement with Roche that grants Roche the commercial rights to SRP-9001 outside the U.S.

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

Market acceptance and sales of any approved products will depend significantly on reimbursement or coverage of our products by government or third-party payors and may be affected by existing and future healthcare reform measures or prices of related products for which the government or third-party reimbursement applies. Coverage and reimbursement by the government or a third-party payor may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, the initial roxadustat reimbursement prices set by the Ministry of Health, Labour and Welfare in Japan in November 2019 did not reflect innovation premium over the current ESA therapy, despite roxadustat’s advantages observed in our clinical programs. We believe the Japanese authority’s decision was primarily based on the comparability of roxadustat shown in the Japan Phase 3 studies which supported the Japan NDA, that was not designed to evaluate the outcome and additional efficacy and safety data observed in the large global Phase 3 programs that included over 8,000 patients.  We have no control over whether the agency will revisit the pricing once they review the comprehensive data from the global Phase 3 program including the MACE/MACE+ outcomes. If reimbursement is not available or is available only to limited levels or only in subsets of the dialysis and non-dialysis populations, we may not be able to successfully commercialize certain of our products, or in particular jurisdictions.

Price controls may limit the price at which products such as roxadustat, if approved, are sold. For example, reference pricing is used by various Europe member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our partner may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unacceptable levels, we or our partner may elect not to commercialize our products in such countries, and our business and financial condition could be adversely affected.

Risks Related to Our Reliance on Third Parties

If our collaborations with our collaboration partners Astellas or AstraZeneca were terminated, if Astellas or AstraZeneca were to prioritize other initiatives over their collaborations with us, whether as a result of a change of control or otherwise, if conflicts arise between us and Astellas or AstraZeneca, or if Astellas or AstraZeneca becomes our competitor in the future, our ability to successfully develop and commercialize our product candidates would suffer.

We have entered into collaboration agreements with respect to the development and commercialization of our lead product candidate, roxadustat, with our collaboration partners Astellas and AstraZeneca. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for commercialization of roxadustat throughout the major territories of the world.

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

Our collaboration partners also have certain rights to control decisions regarding the development and commercialization of our product candidates with respect to which they are providing funding. If we have a disagreement over strategy and activities with our collaboration partners, our plans for obtaining approval may be revised and negatively affect the anticipated timing and potential for success of our product candidates. Even if a product under a collaboration agreement is approved, we will remain substantially dependent on the commercialization strategy and efforts of our collaboration partners, and neither of our collaboration partners has experience in commercialization of a novel drug such as roxadustat in the dialysis market.

With respect to our collaboration agreements for roxadustat, there are additional complexities in that we and our collaboration partners, Astellas and AstraZeneca, must reach consensus on our regulatory activities, including for the NDA in the U.S. and the Marketing Authorization Application in Europe. Multi-party decision-making is complex and involves significant time and effort, and there can be no assurance that the parties will cooperate or reach consensus, or that one or both of our partners will not ask to proceed independently in some or all of their respective territories or functional areas of responsibility in which the applicable collaboration partner would otherwise be obligated to cooperate with us. Any disputes or lack of cooperation with us by either Astellas or AstraZeneca may negatively impact the timing or success of our regulatory approval applications.

We intend to conduct proprietary research programs in specific disease areas that are not covered by our collaboration agreements. Our pursuit of such opportunities could, however, result in conflicts with our collaboration partners in the event that any of our collaboration partners takes the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements. Moreover, disagreements with our collaboration partners could develop over rights to our intellectual property. In addition, our collaboration agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties. Any conflict with our collaboration partners could lead to the termination of our collaboration agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaboration partners.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may not perform satisfactorily.

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facility in China, and our current commercial manufacturing facility plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. We also rely entirely on third parties for distribution in China. Risks arising from our reliance on third-party manufacturers include:

•

reduced control and additional burdens of oversight as a result of using third-party manufacturers and distributors for all aspects of manufacturing activities, including regulatory compliance and quality control and quality assurance;

•

termination of manufacturing agreements, termination fees associated with such termination, or nonrenewal of manufacturing agreements with third parties may negatively impact our planned development and commercialization activities;

•	the possible misappropriation of our proprietary technology, including our trade secrets and know-how; and
•

disruptions to the operations of our third-party manufacturers, distributors or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event affecting our manufacturers, distributors or suppliers.

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

Other than for Catalent, our commercial third-party supplier of roxadustat drug product in the U.S. and Europe, most of our other third-party manufacturers may terminate their engagement with us at any time and we have not yet entered into any commercial supply agreements for the manufacture of drug substance or active pharmaceutical ingredient (“API”) or drug products. With respect to roxadustat, AstraZeneca and Astellas have certain rights to assume manufacturing of roxadustat and the existence of those rights may limit our ability to enter into favorable long-term supply agreements, if at all, with other third-party manufacturers. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

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

We do not have an alternative supplier of certain components of our product candidates. We may be unable to enter into long-term commercial supply arrangements for some of our products, or do so on commercially reasonable terms, which could have a material adverse impact upon our business. In addition, we currently rely on our contract manufacturers to purchase from third-party suppliers some of the materials necessary to produce our product candidates. We do not have direct control over the acquisition of those materials by our contract manufacturers.

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

We rely upon a combination of patents, trade secret protection, and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position. Moreover, we are involved in, have in the past been involved in, and may in the future be involved in legal or administrative proceedings involving our intellectual property initiated by third parties, and which proceedings can result in significant costs and commitment of management time and attention. As our product candidates continue in development, third parties may attempt to challenge the validity and enforceability of our patents and proprietary information and technologies.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

We intend, if necessary, to vigorously enforce our intellectual property in order to protect the proprietary position of our product candidates, including roxadustat and pamrevlumab. In addition, our collaboration partners who have been granted licenses to our patents may also have rights related to enforcement of those patents. Active efforts to enforce our patents by us or by our partners may include litigation, administrative proceedings, or both, depending on the potential benefits that might be available from those actions and the costs associated with undertaking those efforts against third parties. We carefully review and monitor publicly available information regarding products that may be competitive with our product candidates and assert our intellectual property rights where appropriate. For example, we previously prevailed in an administrative challenge initiated by a major biopharmaceutical company regarding our intellectual property rights, maintaining our intellectual property in all relevant scope, and will continue to protect and enforce our intellectual property rights. In addition, our partner Astellas initiated quia timet infringement actions against Akebia and GSK based on our specific patents in the United Kingdom in response to actions taken by Akebia and GSK against those patents, as further detailed below.

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, Akebia and others have filed oppositions against certain European patents within our HIF anemia-related technologies patent portfolio. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In a fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153 in amended form. All of these decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. The ultimate outcomes of such proceedings remain uncertain, and ultimate resolution of the appeals may take considerable time. In addition, Akebia has filed oppositions against FibroGen European Patent Nos. 2289531 and 2298301. As mentioned above, Akebia and GSK initiated invalidation actions in the United Kingdom against the United Kingdom counterparts of each of these European patents, and GSK has filed for a declaration of non-infringement of certain United Kingdom patents (corresponding to FibroGen European Patent Nos. 2322153 and 2322155) with respect to its daprodustat product. We have reached a settlement agreement with GSK to resolve the actions to which GSK is/was a party, resulting in dismissal of the UK court actions as well as the proceedings filed by GSK against the patents in the EPO. Astellas’ proceedings brought against GSK on a quia timet basis have also been dismissed as a result of the settlement agreement. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan. While we believe the ultimate outcome of all proceedings will be that these FibroGen patents will be upheld in relevant part, we note that narrowing or even revocation of any of these patents would not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

Oppositions have also recently been filed against our European Patent No. 2872488, which claims a crystalline form of roxadustat. Final resolution of the opposition proceedings will take considerable time, and we cannot be assured of the breadth of the claims that will remain in the ’488 Patent or that the patent will not be revoked in its entirety.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Except for roxadustat in China for patients on dialysis and not on dialysis, and Japan for patients on dialysis, we have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will obtain regulatory approval in additional countries.

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

The FDA or other regulatory authorities may require more information, including additional preclinical or clinical data to support approval, or different analyses, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of REMS or other regulatory authorities may require the establishment of a similar strategy, that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our product candidates in any market.

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have a material adverse effect on our ability to compete in the marketplace.

We are subject to laws and regulations governing corruption, which will require us to develop, maintain, and implement costly compliance programs.

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the FCPA, anti-bribery and anti-corruption laws in other countries, particularly China. The implementation and maintenance of compliance programs is costly and such programs may be difficult to enforce, particularly where reliance on third parties is required.

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

In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the “PPACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the U.S. There remain judicial and Congressional challenges to certain aspects of the PPACA as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”), was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation. In addition, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these measures may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for any future products or additional pricing pressures.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in different countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;

•	changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with the FCPA, and other anti-corruption and anti-bribery laws;
•	U.S. and foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. For example, the Chinese government has implemented regulations that impact distribution of pharmaceutical products in China. These regulations generally require that at most two invoices may be issued throughout the distribution chain. Failure to comply with the “Two-Invoices” regulations would prevent us from accessing the market in China.  As a result of the “Two-Invoices” regulation, we, rather than AstraZeneca, have been directly engaging distributors and a third-party logistics provider, and we are planning on modifying the distribution responsibilities under the China Agreement  such that both companies will work together to manage the distribution network. FibroGen China Anemia Holdings, Ltd (“FibroGen China”) has never managed distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products. Any other such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

We plan to use our own manufacturing facilities in China to produce roxadustat API and roxadustat drug product. As an organization, we have limited experience in the construction, licensure, and operation of a manufacturing plant, and accordingly we cannot assure you we will be able to meet regulatory requirements to operate our plant and to sell our products.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the NMPA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Our business could be adversely affected by the effects of health epidemics in regions where we have significant manufacturing facilities, concentrations of customers, or other business operations. We have significant operations in China and depend on China manufacturing operations for various stages of our worldwide supply chain for roxadustat. We do not yet know the full extent of the impact on our roxadustat global supply chain or China operations from the disease caused by the 2019 novel coronavirus (“COVID-19”). In addition, if COVID-19 becomes a worldwide pandemic, it could materially affect our operations globally, including at our headquarters in San Francisco, California, and our clinical trials that are taking place predominantly in the U.S., Europe and China.

Our business could be adversely affected by health epidemics in regions where we have significant manufacturing facilities, concentrations of customers, or other business operations.

We have taken measures to minimize the health risks of COVID-19 as the safety and well-being of our staff is our top priority. While we have resumed manufacturing operations in China, we currently expect many of our employees to continue transitioning from working from home to returning to our offices following the closure of our offices in Beijing, Shanghai, and Canghzou in February 2020. Our collaboration partner AstraZeneca is also in the process of resuming operations. In addition, many governments, including the Chinese government, have taken measures to restrict travel to reduce the spread of COVID-19, which may limit our operational capabilities.

Due to these and potentially additional business disruptions, there may be delays to our roxadustat supply chain, problems with our distribution or warehousing vendors, or delays to our (and our partners’) commercialization and launch activities in China (including efforts to list roxadustat in hospitals), all of which could have a material impact on our revenue.

If the COVID-19 outbreak continues to spread, particularly outside of China, we may need to limit operations again in China or implement limitations, including work from home policies, in the U.S. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In particular, while we and our Chinese manufacturing partner WuXi STA have resumed manufacturing operations, we only have a limited stockpile of roxadustat API and Drug Product, and therefore, if there is a greater impact from the COVID-19 outbreak than currently expected, or if operations are halted again, we could face shortages in our China and global supply chains.

In addition, current and upcoming clinical trials run in China by us and our partner AstraZeneca may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak, but the extent of these potential delays is unknown at this time. If COVID-19 becomes a worldwide pandemic, it may delay enrollment in our global clinical trials, including here in the U.S., and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our clinical results and ultimate commercialization of our product candidates affected.

The COVID-19 outbreak has already impacted China’s economy and the global economy, and China’s healthcare system as a whole has been disrupted since the beginning of 2020. It is unknown how long this disruption will continue and how it will affect the government healthcare budget and pharmaceutical sales as patient visits to hospitals and physician engagement and medical affairs efforts have been greatly affected due to the outbreak. The effect on the government budget in China could lead to increased pressure on drug prices which could affect future reimbursement or our ability to obtain hospital listings for roxadustat.

For roxadustat specifically, while the effect on our sales may be more limited than for more established drugs as we have only recently been added to the National Reimbursement Drug List and are still in the process of securing hospital listings, we do expect some delay in our launch-progress, including with respect to increasing sales and obtaining more hospital listings.

The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our operations and revenue and we will continue to monitor the COVID-19 situation closely.

We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully generating sales of roxadustat in China.

We and AstraZeneca have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in generating sales will affect our bottom line. Difficulties may be related to our ability to maintain reasonable pricing and reimbursement, obtain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. For example, our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2020 to December 31, 2021), after which time we will have to renegotiate a new price for roxadustat, which may be lower. Sales of roxadustat in China may be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products. The hospital listing process is critical to roxadustat’s near-term commercial success in China and may take many years to obtain the majority of hospital listings.

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

We plan to conduct all of our business in China through FibroGen China and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2019, approximately $7.0 million of our cash and cash equivalents is held in China.

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

Effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as "Brexit." During a transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the United Kingdom's future relationship with the European Union. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of Europe, or other countries. The effects of the United Kingdom’s withdrawal from the European Union, and the perceptions as to its impact, are expected to be far-reaching and may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets, including foreign exchange markets. The United Kingdom’s withdrawal from the European Union could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and Europe and could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European laws to replace or replicate, including laws that could impact our ability, or our collaborator’s ability in the case of roxadustat, to obtain approval of our products or sell our products in the United Kingdom. Changes impacting our ability to conduct business in the United Kingdom or other European countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

Risks Related to the Operation of Our Business

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, commercialization and administration capabilities or contract with third parties to provide these capabilities for us. As our operations expand and we continue to undertake the efforts and expense to operate as a public reporting company, we expect that we will need to increase the responsibilities on members of management in order to manage any future growth effectively. Our failure to accomplish any of these steps could prevent us from successfully implementing our strategy and maintaining the confidence of investors in us.

Loss of senior management and key personnel, including the recent passing of our founder, chairman and chief executive officer, could adversely affect our ability to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

We are highly dependent on members of our senior management team. In August 2019, Thomas B. Neff, our founder, chairman and chief executive officer, passed away, and subsequently James Schoeneck, a longtime member of our Board of Directors, was appointed as interim chief executive officer. On January 6, 2020, we announced the appointment of Enrique Conterno as chief executive officer, with Mr. Schoeneck stepping down from the interim role. The loss of Mr. Neff and his knowledge of the Company’s programs may be disruptive to our operations and could negatively impact the development and commercialization of our product candidates, our existing collaborative relationships, and our ability to successfully implement our business strategy, as could changes in our executive team in the future.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We upgraded our disaster and data recovery capabilities in 2017, however, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Our headquarters are located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations and financial condition.

We and some of the third-party service providers on which we depend for various support functions are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires.

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

•	adverse developments concerning our collaborations and our manufacturers;
•	the termination of a collaboration or the inability to establish additional collaborations;
•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in legislation or other regulatory developments affecting our product candidates or our industry;
•	fluctuations in the valuation of the biotechnology industry and particular companies perceived by investors to be comparable to us;
•	speculation in the press or investment community;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	activities of the government of China, including those related to the pharmaceutical industry as well as industrial policy generally;
•	performance of other U.S. publicly traded companies with significant operations in China;
•	changes in market conditions for biopharmaceutical stocks; and
•	the other factors described in this “Risk Factors” section.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of January 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 27.60% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, results of operations, financial condition and cash flows and future prospects.

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our present or future product candidates and business or otherwise offer opportunities for us. In connection with these acquisitions or investments, we may:

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

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. In response, China has proposed and implemented their own tariffs on certain products, which may impact our supply chain and our costs of doing business. If we are impacted by the changing trade relations between the U.S. and China, our business and results of operations may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, including potential reductions in trade with China and others, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 35,000 square feet subleased. The lease for our San Francisco headquarters expires in 2023. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China. Our lease in China expires in 2021. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2014 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2014, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

The above Stock Price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

Stockholders

As of January 31, 2020, there were 136 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street name by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, a warrant to purchase 4,430 shares of our common stock was exercised at a per share price of $15.00.

These shares issued pursuant to the warrant were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(a)(2) of such Act for transactions not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated results of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 should be read together with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The selected consolidated results of operations data for the year ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for per share data)
Result of Operations
Revenue:
License revenue	$177,086	$22,269	$9,933	$50,607	$89,401
Development and other revenue	114,115	125,913	121,063	132,582	82,985
Product revenue	(34,624)	64,776	—	—	—
Total revenue	256,577	212,958	130,996	183,189	172,386
Operating expenses:
Cost of goods sold	1,147	—	—	—	—
Research and development	209,265	235,839	196,517	187,206	214,089
Selling, general and administrative	135,479	63,812	51,760	46,025	44,364
Total operating expenses	345,891	299,651	248,277	233,231	258,453

Net loss	$(76,970)	$(86,420)	$(120,875)	$(58,068)	$(94,221)
Net loss per share - basic and diluted	$(0.89)	$(1.03)	$(1.66)	$(0.93)	$(1.56)

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$126,266	$89,258	$673,658	$173,782	$153,324
Short-term and long-term investments	468,609	587,964	72,566	150,407	159,567
Working capital	599,745	600,982	663,010	192,806	131,468
Total assets	857,397	880,598	898,650	469,552	470,574
Deferred revenue	99,939	149,880	154,911	154,737	141,511
Accumulated deficit	(784,720)	(715,827)	(630,657)	(509,782)	(451,714)
Total stockholders' equity	516,135	509,199	528,467	115,798	133,902

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

BUSINESS OVERVIEW

We were incorporated in 1993 in Delaware and are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”), connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received marketing authorization in China for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. In September 2019, roxadustat (Evrenzo®) was approved in Japan for the treatment of anemia associated with CKD in dialysis-dependent patients. In January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients. Our NDA filing for roxadustat for the treatment of anemia patients with dialysis-dependent CKD and non-dialysis-dependent CKD was accepted for review by the United States (“U.S.”) Food and Drug Administration (“FDA”) in February 2020, and Astellas is in the process of preparing a Marketing Authorization Application (“MAA”) for submission to the European Medicines Agency (“EMA”) in the second quarter of 2020 for the same indications. Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia. Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

Financial Highlights

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except for per share data)
Result of Operations
Revenue	$256,577	$212,958	$130,996
Operating costs and expenses	345,891	299,651	248,277
Net loss	(76,970)	(86,420)	(120,875)
Net loss per share - basic and diluted	$(0.89)	$(1.03)	$(1.66)

		December 31, 2019	December 31, 2018
		(in thousands)
Balance Sheet
Cash and cash equivalents		$126,266	$89,258
Short-term and long-term investments		$468,609	$587,964
Accounts receivable		$28,455	$63,684

Our revenue for the year ended December 31, 2019 included the revenues recognized related to the following:

•

Two regulatory milestones totaling $130.0 million associated with the planned MAA submission to the EMA under the collaboration agreement with Astellas for roxadustat as a treatment for dialysis and non-dialysis CKD patients;

•

A $50.0 million regulatory milestone associated with the NDA submission to the FDA under the collaboration agreement with AstraZeneca for roxadustat as a treatment for dialysis and non-dialysis CKD patients;

•

Three regulatory milestones totaling $22.0 million associated with roxadustat being included on the updated National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration (“NHSA”); and

•	A regulatory milestone of $12.5 million associated with the NDA approval in Japan.

Meanwhile, our overall revenue for the year ended December 31, 2019 was reduced by $36.3 million of a change in estimated variable consideration related to the API product revenue that was recognized in 2018 discussed below, which reflected the total difference between estimated and actual listed price and yield from the manufacture of bulk product tablets.

As comparison, our revenue for the year ended December 31, 2018 included the revenues recognized related to the following:

•

A $64.8 million product revenue for API delivered during 2018, under the amendment to the collaboration agreement with Astellas for roxadustat for the treatment of anemia in Japan (“Japan Agreement”), to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan;

•	A regulatory milestone of $15.0 million associated with an NDA submission during 2018 in Japan;
•

A $6.0 million milestone under the collaboration agreements with AstraZeneca upon our receipt of marketing authorization from the NMPA for roxadustat, a first-in-class HIF-PH inhibitor, for the treatment of anemia caused by CKD in patients on dialysis; and

•

A $6.0 million milestone payable under the collaboration agreement with AstraZeneca upon our receipt of First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase 4 clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch.

Operating expenses increased for the year ended December 31, 2019 compared to the prior year primarily due to the following:

•	Higher outside service expenses related to co-promotional activities and scientific contract expenses;
•	Higher stock-based compensation related to the cumulative impact of stock option grant activities;
•	Amortization of finance lease ROU assets and higher depreciation expenses related to the adoption of lease accounting guidance under ASC 842;
•	Higher legal expenses mainly associated with patent-related and international activities; and
•	Higher employee-related expenses resulting from higher average compensation level.

The increases were partially offset by:

•	Lower clinical trial expenses related to lower activities for roxadustat offset by higher activities for pamrevlumab; and
•	Lower drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, and capitalization of inventory manufacturing costs.

Our research and development expenses were $209.3 million, $235.8 million and $196.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Since inception and through December 31, 2019, we have incurred a total of approximately $2 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next several years and we expect our research and development expenses to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates and commercializing those products in various markets, including China. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming.

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

During the year ended December 31, 2019, we had a net loss of $77.0 million, or net loss per basic and diluted share of $0.89, as compared to a net loss of $86.4 million, or net loss per basic and diluted share of $1.03 for the prior year, primarily due to an increase in revenue, partially offset by an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $623.3 million at December 31, 2019, a decrease of $117.6 million from December 31, 2018, primarily due to cash used in operations.

Programs

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF-PH activity that has received marketing authorization in China for the treatment of anemia caused by CKD in non-dialysis-dependent patients (adding the non-dialysis indication to the label for dialysis-dependent patients, which was approved in December 2018). In September 2019, roxadustat (Evrenzo®) was approved in Japan for the treatment of anemia associated with CKD in dialysis-dependent patients. In January 2020, Astellas submitted a supplemental NDA in Japan for the treatment of anemia in non-dialysis CKD patients. Our U.S. NDA filing for roxadustat for the treatment of anemia patients with dialysis-dependent CKD and non-dialysis-dependent CKD was accepted for review by the FDA in February 2020, and Astellas is in the process of preparing an MAA for submission to the EMA in the second quarter of 2020 for the same indications. Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with MDS. Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.
Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both IPF and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for DMD.

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

We share responsibility with Astellas for clinical development activities required for the U.S. and the Europe regulatory approval of roxadustat and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received, through December 31, 2019 totals $500.1 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay FibroGen a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

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

During the second quarter of 2019, we received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA in the second quarter of 2020, following our NDA submission to the FDA in 2019 and acceptance for review in February 2020. We evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019.

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

On November 30, 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat API. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. This amendment obligated Astellas to purchase a total of $64.7 million API from FibroGen, all of which was delivered to Astellas in 2018. In 2019, a change in estimated variable consideration resulted in a $36.3 million reduction to revenue, at the time the listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which reflected the total difference between estimated and actual listed price and yield from the manufacture of bulk product tablets.

In the fourth quarter of 2018, we were engaged in the final stages of review with our partners over the proposed development of roxadustat for the treatment of chemotherapy-induced anemia. AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are shared 50-50 between our two partners. For revenue recognition purposes, we concluded that this new indication represents a modification to the Europe agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA under the Europe Agreement is estimated to continue through the end of 2023 to allow for development of this indication.

In addition, as of December 31, 2019, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through December 31, 2019 totals $444.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct sales and marketing activities in China and fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China. As of December 31, 2019, we accrued $53.1 million of co-promotional expenses related to the estimated amount payable to AstraZeneca for such sales and marketing efforts. The payment for such amount is not expected to occur within the next year.

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

In December 2019, roxadustat has been included on the updated NRDL released by China’s NHSA for the treatment of anemia in CKD, covering patients who are non-dialysis-dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to us by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the fourth quarter of 2019.

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our U.S. NDA submission to the FDA. We evaluated the regulatory milestone payment associated with this NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019. We submitted our NDA to the FDA in December 2019, which was accepted for review in February 2020.

On December 17, 2018, FibroGen Beijing, received marketing authorization from the NMPA for roxadustat, a first-in-class HIF-PH inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to us by AstraZeneca. On December 29, 2018, FibroGen Beijing received First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase 4 clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to us by AstraZeneca.

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

Additional Information Related to Collaboration Agreements

Of the $1.1 billion in development and regulatory milestones payable in the aggregate under our Astellas and AstraZeneca collaboration agreements, $425.0 million is payable upon achievement of milestones relating to the submission and approval of roxadustat in dialysis-dependent CKD and non-dialysis-dependent CKD in the U.S. and Europe.

For more detailed discussions on the accounting for these agreements, refer to Note 3 to the consolidated financial statements. In addition, refer to “Business — Collaborations” for a more detailed description of our collaboration agreements.

Total cash consideration received through December 31, 2019 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through December 31, 2019	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$90,093	$82,500	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	500,093	417,500	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	55,200	321,500	376,700
Total AstraZeneca	444,200	1,181,500	1,625,700
Total revenue	$944,293	$1,599,000	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2019 vs. 2018
	2019	2018	2017	$	%
	(dollars in thousands)
Revenue:
License revenue	$177,086	$22,269	$9,933	$154,817	695%
Development and other revenue	114,115	125,913	121,063	(11,798)	(9)%
Product revenue	(34,624)	64,776	—	(99,400)	(153)%
Total revenue	$256,577	$212,958	$130,996	$43,619	20%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 69%, 11% and 8% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Development and other revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until the end of the development period once all performance obligations have been satisfied. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of December 31, 2019, the future non-contingent development periods range from 12 to 60 months. Other revenues consist of sales of research and development material and have been included with Development and other revenue in the consolidated statements of operations, as they have not been material for any of the periods presented. Development and other revenues represented 44%, 59% and 92% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

In the third quarter of 2019, we started generating net product revenue from commercial sales of roxadustat drug product in China. In addition, product revenue for 2019 included a change in estimated variable consideration related to the product revenue recognized in 2018 associated with commercial-grade API sales to Astellas. Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Product revenue represented (13)% and 30% of total revenue for the year ended December 31, 2019 and 2018. There was no product revenue for the year ended December 31, 2017.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $43.6 million, or 20% for the year ended December 31, 2019 compared to the year ended December 31, 2018 for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,			Change 2019 vs. 2018
	2019	2018	2017	$	%
	(dollars in thousands)
License revenue:
Astellas	$129,405	$14,323	$—	$115,082	803%
AstraZeneca	47,681	7,946	9,933	39,735	500%
Total license revenue	$177,086	$22,269	$9,933	$154,817	695%

License revenue increased $154.8 million, or 695% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

License revenue recognized under our collaboration agreements with Astellas increased $115.1 million, or 803% for the year ended December 31, 2019 compared to the year ended December 31, 2018. License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2019 represented the allocated revenue of $117.5 million related to two regulatory milestones totaling $130.0 million associated with the planned MAA submission in Europe that were included in the transaction price during the second quarter of 2019 when these milestones became probable of being achieved; and the allocated revenue of $11.9 million related to a regulatory milestone of $12.5 million associated with the NDA approval in Japan achieved during the third quarter of 2019. License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2018 represented the allocated revenue related to a $15.0 million regulatory milestone associated with Astellas’ expected NDA submission in Japan that was included in the transaction price during the second quarter of 2018 when this milestone became probable of being achieved.

License revenue recognized under our collaboration agreements with AstraZeneca increased $39.7 million, or 500% for the year ended December 31, 2019 compared to the year ended December 31, 2018. License revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2019 represented the allocated revenue of $33.1 million related to a regulatory milestone of $50.0 million associated with the NDA submission in the U.S. that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved; and the allocated revenue of $14.6 million related to three regulatory milestones totaling $22.0 million associated with roxadustat being included on the updated NRDL released by China’s NHSA during the fourth quarter of 2019. License revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2018 represented the allocated revenue related to a $6.0 million milestone associated with FibroGen Beijing’s receipt of marketing authorization from the NMPA for roxadustat, and a $6.0 million milestone associated with FibroGen Beijing’s receipt of First Manufacturing Approval for a Product in the Field in the Territory.

Development and Other Revenue

	Years Ended December 31,			Change 2019 vs. 2018
	2019	2018	2017	$	%
	(dollars in thousands)
Development revenue:
Astellas	$29,394	$20,903	$20,111	$8,491	41%
AstraZeneca	84,719	104,970	100,928	(20,251)	(19)%
Total development revenue	114,113	125,873	121,039	(11,760)	(9)%
Other revenue	2	40	24	(38)	(95)%
Total development and other revenue	$114,115	$125,913	$121,063	$(11,798)	(9)%

Development revenue decreased $11.8 million, or 9% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Development revenue recognized under our collaboration agreements with Astellas increased $8.5 million, or 41% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2019 included the allocated revenue of $11.4 million related to the above-mentioned $130.0 million associated with the regulatory milestones of the planned MAA submission in Europe, and the allocated revenue of $0.5 million related to the above-mentioned $12.5 million associated with the NDA approval in Japan. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2018 included the allocated revenue related to the above-mentioned $15.0 million associated with the regulatory milestone of NDA submission in Japan. The increase for the year ended December 31, 2019 was partially offset by a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca decreased $20.3 million, or 19% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat. The decrease was partially offset by the allocated revenue of $9.3 million related to the above-mentioned $50.0 million associated with the regulatory milestone of the NDA submission in the U.S., and the allocated revenue of $4.1 million related to the above-mentioned regulatory milestones totaling $22.0 million associated with roxadustat being included on the updated NRDL released by China’s NHSA.

Product Revenue

	Years Ended December 31,		Change 2019 vs. 2018
	2019	2018	$	%
	(dollars in thousands)
Product revenue, net:
API product	$(36,324)	$64,776	$(101,100)	(156)%
Drug product
Gross revenue	2,803	—	2,803	—%
Price adjustment	(936)	—	(936)	—%
Sales rebates and other discounts	(167)	—	(167)	—%
Drug product revenue, net	1,700	—	1,700	—%
Total product revenue, net	$(34,624)	$64,776	$(99,400)	(153)%

Product revenue of $64.8 million for the year ended December 31, 2018 represented the sales of commercial-grade API to Astellas to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The product revenue was recorded in 2018 based on an estimated transaction price after we evaluated the latest available facts and circumstances, and was subject to potential future adjustments. A change in estimated variable consideration resulted in a $36.3 million reduction to revenue, at the time the listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which reflected the total difference between estimated and actual listed price and yield from the manufacture of bulk product tablets.

In addition, we started commercial sales of roxadustat drug product in China in the third quarter of 2019. Drug product revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those products, net of price adjustment, contractual sales rebate and other discounts. For the year ended December 31, 2019, upon roxadustat being included on the NRDL in December 2019, we recorded $0.9 million of price adjustment based on government-listed price guidance and estimated channel inventory levels. The contractual sales rebate and other discounts were immaterial for the year ended December 31, 2019.

Operating Expenses

	Years Ended December 31,			Change 2019 vs. 2018
	2019	2018	2017	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$1,147	$—	$—	$1,147	100%
Research and development	209,265	235,839	196,517	(26,574)	(11)%
Selling, general and administrative	135,479	63,812	51,760	71,667	112%
Total operating costs and expenses	$345,891	$299,651	$248,277	$46,240	15%

Total operating expenses increased $46.2 million, or 15%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, for the reasons discussed in the sections below.

Cost of goods sold

We started commercial sales of roxadustat drug product in China in the third quarter of 2019. The associated cost of goods sold was $1.1 million for the year ended December 31, 2019.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2019, 2018 and 2017:

		Years Ended December 31,
Product Candidate	Phase of Development	2019	2018	2017
		(in thousands)
Roxadustat	Phase 3	$125,429	$139,876	$125,144
Pamrevlumab	Phase 2/3	58,750	72,063	52,260
FG-5200	Preclinical	5,323	5,122	4,628
Other research and development expenses		19,763	18,778	14,485
Total research and development expenses		$209,265	$235,839	$196,517

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses. We expect our research and development expenses to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. We expect development expenses to increase as we continue Phase 3 trials for pamrevlumab.

Research and development expenses decreased $26.6 million, or 11%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to decreases in drug development expenses of $29.8 million, clinical trials costs of $20.7 million, and $6.8 million of capitalization of inventory manufacturing costs. The decreases were partially offset by increases in allocated facility related expense of $11.9 million, stock-based compensation expense of $10.5 million, outside services of $7.3 million, and licenses and permits fees of $2.9 million.

Drug development expenses decreased primarily due to lower drug substance manufacturing activities related to pamrevlumab, partially offset by higher activities for roxadustat in its global program. Clinical trial costs decreased as a result of the substantial completion of Phase 3 trials for roxadustat, partially offset by the increases resulted from Phase 3 trials for pamrevlumab and preparation work related to NDA submission in the U.S. Facility related expenses, as part of the allocated overhead costs, was higher due to increase in depreciation expenses related to China facilities, the amortization of finance lease ROU assets related to the adoption of ASC 842, and higher depreciation expenses primarily related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842. Stock-based compensation expense increased due to the cumulative impact of stock option grant activities. Outside services costs increased due to higher scientific contract work related to roxadustat submission activities, higher medical affairs expenses for roxadustat in China and higher consulting expenses related to pamrevlumab. Licenses and permits fees increased related to the Prescription Drug User Fee incurred for NDA submission to the FDA.

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

We anticipate that our SG&A expenses will increase in the future as we increase co-promotional expenses for roxadustat and our headcount to support potential commercialization of our product candidates. We also anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, and regulatory compliance programs associated with being a public company. Additionally, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

SG&A expenses increased $71.1 million, or 112%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increases in outside service expenses of $54.1 million, employee-related costs of $5.1 million, legal expense of $4.7 million, stock-based compensation expense of $3.6 million, and facility related expenses of $2.9 million,

Outside service expenses increased due to the recognition of our share of co-promotional expenses incurred with AstraZeneca sales and marketing efforts related to the commercial launch of roxadustat in China, and licensing agreement fees associated with pamrevlumab. Employee-related costs increased due to higher headcount primarily in the sales and marketing functions in China. Legal expenses increased mainly associated with patent-related and international activities. Stock-based compensation expense increased due to cumulative impact of stock option grant activities, partially offset by the cancellation of our founding chief executive officer’s unvested options upon his passing during the year. Facility related expenses, as part of the allocated overhead costs, was higher due to the amortization of finance lease ROU assets related to the adoption of ASC 842, and higher depreciation expenses primarily related to the change estimated useful life for our leasehold improvements, from the building life to the shorter of the building life and remaining lease term, as a result of the adoption of ASC 842.

Interest and Other, Net

	Years Ended December 31,			Change 2019 vs. 2018
	2019	2018	2017	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,876)	$(10,991)	$(9,706)	$8,115	(74)%
Interest income and other, net	15,548	11,568	6,433	3,980	34%
Total interest and other, net	$12,672	$577	$(3,273)	$12,095	2,096%

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

Interest expense decreased $8.1 million, or 74%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the different method of interest computation of interest expense under the old and new lease accounting rules.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments.

Interest income and other, net increased $4.0 million, or 34%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to $3.9 million higher interest earned on our cash, cash equivalents and investments associated with the higher average balances and $1.2 million higher net unrealized gain on our marketable equity investments, partially offset by $1.2 million related to a one-time realized foreign currency gain during the prior year.

Provision for Income Taxes

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Loss before income taxes	$(76,642)	$(86,116)	$(120,554)
Provision for income taxes	328	304	321
Effective tax rate	(0.4)%	(0.4)%	(0.3)%

The provisions for income taxes for the years end December 31, 2019 and 2018 were due to foreign taxes.

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

SELECTED QUARTERLY FINANCIAL DATA

The following tables present unaudited quarterly results for 2019 and 2018. These tables include all adjustments, consisting only of normal recurring adjustments that we consider for the fair statement of our consolidated financial position and operating results for the quarters presented. Payments from our collaboration partners have caused, and are likely to continue to cause, fluctuations in our quarterly results. These unaudited quarterly results of operations should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (1)	$7,974	$33,174	$191,566	$23,863
Operating expenses (2)	108,410	86,028	78,747	72,706
Net income (loss)	(98,123)	(49,439)	116,003	(45,411)
Net income (loss) per share (4):
Basic	(1.12)	(0.57)	1.34	(0.53)
Diluted	$(1.12)	$(0.57)	$1.26	$(0.53)

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except for per share data)
Revenue (3)	$108,054	$29,027	$43,952	$31,925
Operating expenses	88,135	71,799	67,193	72,524
Net income (loss)	20,952	(42,556)	(23,420)	(41,396)
Net income (loss) per share (4):
Basic	0.25	(0.50)	(0.28)	(0.50)
Diluted	$0.23	$(0.50)	$(0.28)	$(0.50)

(1)

Revenue for the second quarter of 2019 was significantly higher compared to other quarters primarily due to the revenue recognized related to three milestone payments. Revenue for the fourth quarter of 2019 was significantly lower compared to other quarters primarily due to the change in estimated variable consideration related to the API product revenue.

(2)

Operating expenses for the fourth quarter of 2019 was significantly higher compared to other quarters primarily due to the recognition of our share of co-promotional expenses incurred with AstraZeneca for sales and marketing efforts related to the commercial launch of roxadustat in China, and permit fees for NDA filing to the FDA.

(3)	Revenue for the fourth quarter of 2018 was significantly higher compared to other quarters due to the API product revenue recognized, and revenue recognized on two milestone payments.
(4)

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

As of December 31, 2019, we had cash and cash equivalents of $126.3 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of December 31, 2019 we had short-term and long-term investments of $407.5 million and $61.1 million, respectively. As of December 31, 2019, a total of $11.9 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat drug product in China. Even with the expectation of increases in revenue from drug product sales, we anticipate that we will continue to generate losses for the foreseeable future. We expect increase in our operating expenses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. To date, we have funded certain portions of our research and development and manufacturing efforts in China and Europe through outside parties. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although our share of expenses for roxadustat will decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing date of this Annual Report on Form 10-K. However, our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(78,705)	$(76,144)	$(66,513)
Investing activities	120,018	(522,123)	69,866
Financing activities	(4,300)	13,875	496,472
Effect of exchange rate changes on cash and cash equivalents	(5)	(8)	51
Net increase (decrease) in cash and cash equivalents	$37,008	$(584,400)	$499,876

Operating Activities

Net cash used in operating activities was $78.7 million for the year ended December 31, 2019 and consisted primarily of net loss of $77.0 million adjusted for non-cash items of $83.9 million and a net decrease in operating assets and liabilities of $85.7 million. The significant non-cash items included stock-based compensation expense of $66.3 million, depreciation expense of $11.1 million, amortization of finance lease ROU of $10.3 million, and net amortization of premium and discount on investments of $3.7 million. The significant items in the changes in operating assets and liabilities included decreases resulting from prepaid expenses and other current assets of $128.6 million, deferred revenue of $49.9 million, inventories of $6.9 million, other assets of $3.3 million, and accounts payable of $3.1 million, partially offset by increases resulting from other long-term liabilities of $52.4 million, accounts receivable of $35.2 million, and accrued and other liabilities of $18.3 million. The changes in prepaid expenses and other current assets and deferred revenue were primarily driven by a $130.0 million unbilled contract asset related to regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission in Europe and a $50.0 million contract asset related to a regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S., which were not billable to Astellas or AstraZeneca as of December 31, 2019, net of the associated deferred revenues of $4.8 million and $50.0 million, respectively. The change in deferred revenue was also related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in inventories was due to the capitalization of inventory costs starting in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes. The change in other assets was primarily related to the net accumulation of input value added tax by FibroGen Beijing. The changes in accounts payable, and accrued and other liabilities were primarily driven by the timing of invoicing and payments. The change in accrued and other liabilities was also driven by accrued $36.3 million related to the change in estimated variable consideration associated with the roxadustat API. The change in other long-term liabilities was primarily due to the accrual of co-promotional expenses with AstraZeneca for sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year. The change in accounts receivable was primarily related to the collection of $43.9 million from Astellas for the API delivery in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

Net cash used in operating activities was $76.1 million for the year ended December 31, 2018 and consisted primarily of net loss of $86.4 million adjusted for non-cash items of $58.7 million and a net decrease in operating assets and liabilities of $48.4 million. The significant non-cash items included stock-based compensation expense of $52.1 million, depreciation expense of $6.6 million, unrealized loss on our marketable equity investments of $1.1 million and realized foreign currency gain of $1.1 million. The significant items in the changes in operating assets and liabilities included decreases resulting from accounts receivable of $55.2 million and deferred revenue of $5.0 million, partially offset by increases resulting from accrued liabilities of $5.6 million, accounts payable of $3.6 million, other long-term liabilities of $1.6 million and other assets of $1.1 million. The change in accounts receivable was primarily related to the delivery of $43.9 million roxadustat API to Astellas in December 2018 under the Japan Amendment, as well as the timing of the receipt of payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The change in deferred revenue was related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. The changes in accrued liabilities, accounts payable and other long-term liabilities were primarily driven by the timing of invoicing and payments. The change in other assets was primarily related to a cash refund for value added tax received by FibroGen Beijing during the third quarter of 2018.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $120.0 million for the year ended December 31, 2019 and consisted of proceeds from maturities of investments of $537.1 million, partially offset by cash used in purchases of available-for-sale securities and term deposit of $411.3 million, and purchases of property and equipment of $5.8 million.

Net cash used in investing activities was $522.1 million for the year ended December 31, 2018 and consisted of cash used in purchases of available-for-sale securities and term deposit of $576.9 million, and purchases of property and equipment of $8.0 million, partially offset by proceeds from maturities of investments of $54.4 million and sales of available-for-sale securities of $8.2 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liabilities and obligations.

Net cash used in financing activities was $4.3 million for the year ended December 31, 2019 and consisted primarily of $12.8 million of cash paid for payroll taxes on restricted stock unit releases, $11.9 million of repayments of finance lease liabilities, and $0.4 million of repayments on our lease obligations, partially offset by $20.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP.

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2018 and consisted primarily of $29.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $15.6 million of cash paid for payroll taxes on restricted stock unit releases, and $0.4 million of repayments on our lease liability.

Off-Balance Sheet Arrangements

During the year ended December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Contractual Obligations and Commitments

Contractual Obligations

At December 31, 2019, our contractual obligations were as follows:

	Payments Due In
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease liabilities	$1,043	$975	$—	$—	$2,018
Finance lease liabilities	14,078	27,554	12,523	—	54,155
Total contractual obligations	$15,121	$28,529	$12,523	$—	$56,173

The contractual obligations table excludes uncertain tax benefits of approximately $31.8 million that are disclosed in Note 12 to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the deferred tax assets.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. Future milestone payments for research and pre-clinical stage development programs consisted of up to $11.0 million in total potential future milestone payments under our license agreements with Dana-Farber Cancer Institute, University of Miami and Medarex, Inc. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. These contingent payments have not been included in the above table as the event triggering such payment or obligation has not yet occurred.

Clinical Trials

As of December 31, 2019, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not cancelled such contracts.

Product Development Obligations

As of December 31, 2019, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $10.6 million of principal outstanding and $6.2 million of interest accrued related to the TEKES loans, respectively, which have been included as product development obligations on our consolidated balance sheet.

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

Legal Proceedings

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of December 31, 2019 and 2018, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Recently Issued and Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize ROU assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the above guidance under ASC 842 as of January 1, 2019, using the modified retrospective transition method, through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We elected the optional transition method under the guidance, which allowed it to continue applying previous lease guidance (ASC 840) for the comparative prior year periods presentation in the year of adoption. Accordingly, we recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, we elected the package of transitional practical expedients permitted under the transition guidance under ASC 842, which among other things allows us to carry forward its historical lease classification, and not to reassess initial direct costs for any existing leases. Meanwhile, we did not elect the hindsight practical expedient because it has limited number of leases, lease terms are straightforward, and most of its lease renewals are undefined until negotiated. In addition, we have elected the short term accounting policy practical expedient and does not apply the balance sheet recognition requirements for short-term leases (excluding expenses relating to leases with a lease term of one month or less), by class of underlying asset to which the right of use relates. We have not elected the non-lease components practical expedient, and therefore accounts for each lease component separately from the non-lease components. Upon adoption of ASC 842, we classified our existing building leases that were previously accounted for as build-to-suit arrangements as finance leases, and applied the transition guidance. Accordingly, we derecognized the assets and liabilities previously recognized under ASC 840 build-to-suit guidance. In addition, as a result of applying the transition guidance, we also recorded an adjustment to the accumulated depreciation of related leasehold improvements to reflect a change in estimated useful life from the building life to the shorter of the building life and remaining lease term. Differences between the assets and liabilities derecognized were recorded to the opening balance of retained earnings. The adoption of ASC 842 resulted in a recognition of approximately $50.3 million in right-of-use assets and approximately $62.0 million in lease liabilities, respectively, upon adoption of this guidance, for our operating leases and finance leases. The adoption of this guidance did not have a material impact to our consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019. Refer to Note 2 to the consolidated financial statements for details.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the reduction of the U.S. federal statutory income tax rate from 35% to 21%. This guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods. We adopted this guidance on January 1, 2019 using the modified retrospective approach, which resulted in a reclassification of $0.6 million, based on the aggregate portfolio approach, from accumulated other comprehensive loss to opening accumulated deficit. The adoption of this guidance had no impact to our consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019. Refer to Note 2 to the consolidated financial statements for details.

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

Our collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. Our process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 3 “Collaboration Agreements and Revenues” to our consolidated financial statements. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of our significant judgments is outlined in Note 3 “Collaboration Agreements and Revenues” to our consolidated financial statements.

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

During 2019, we started selling roxadustat in China through a number of pharmaceutical distributors located in China. These pharmaceutical distributors are our customers. Hospitals order roxadustat through a distributor and we ship the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for the product.

The period between the transfer control of promised goods and when we receive payment is based on a general 60-day payment term. As such, product revenue is not adjusted for the effects of a significant financing component. We establish a bad debt allowance based on our judgment to consider factors such as the age of the receivables. Bad debt expense is included in selling, general and administrative expenses on the consolidated statements of operations. There was no bad debt allowance provided as of December 31, 2019.

Product drug revenue is recorded at the net sales prices (transaction price) which includes the following estimates of variable consideration:

•

Price adjustment: In December 2019, China’s NHSA released price guidance for roxadustat under NRDL, effective January 1, 2020. Any channel inventories as of January 1, 2020 that had not been sold to hospitals by distributors, or to patients by hospitals, were eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels at January 1, 2020. If price guidance changes in the future, the price adjustment will be calculated in the same manner;

•

Contractual sales rebate: The contractual sales rebate is calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate is accrued at the point of sale to the distributor, and applied to future sales orders made by the distributor under our discretion;

•

Key account hospital sales rebate: An additional sales rebate is provided to a distributor for product sold to key account hospitals as a percentage of gross sales made by the distributor to eligible hospitals. This additional rebate is accrued at the point of sale to the distributor and applied to future sales orders made by the distributor under our discretion;

•

Transfer fee discount: The transfer fee discount is offered to a distributor who has its downstream distributors supply to eligible hospitals. This discount is calculated based on a percentage of gross sales made to the downstream distributors, and accrued at the point of sale to the distributor;

•

Sales return: Distributors can request to return product to us only due to quality issues and for product within one year of its expiration date. We, at our sole discretion, decide whether to accept such return request. The sales return allowance provided as of December 31, 2019 was immaterial; and

•

Non-key account hospital listing award:  A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and meets the sales volume and timing requirements. The non-key account hospital listing award is accrued when the distributor meets eligibility requirements, and applied against future sales orders made by the distributor. We consider this particular award to be a material right within the definitions of ASC 606 and therefore have treated it as a separate performance obligation.

The above allowances are recorded as reductions of the gross accounts receivable from the distributor in the same period that the related revenue is recorded, with the exception of the non-key account hospital listing award, which is accrued when the distributor meets the eligibility requirements. The calculation of such allowances are based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a substantial degree of judgment.

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

As of December 31, 2019, our financial assets and liabilities denominated in foreign currencies primarily included CNY14.3 million in cash and cash equivalent, CNY48.7 million in other current and long-term assets, and CNY434.1 million and EUR1.4 million in accounts payable, accrued liabilities and other long-term liabilities. These balances are subject to fluctuation in the exchange rate with the U.S. dollar. The effect of a hypothetical 10% change in foreign currency exchange rates would have resulted in a net gain or loss on foreign currency of approximately $5.5 million for the year ended December 31, 2019.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our non-operating cash and cash equivalents primarily in U.S. government treasury bills and notes. A portion of our investments is also invested in certificates of deposit and demand deposits with high quality and established banking institutions. Given the nature of our investments as of December 31, 2019, we believe that our exposure to interest rate risk is not significant. We actively monitor changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Variable Consideration Associated With Milestones Related to the United States New Drug Application (NDA) and the European Marketing Authorization Application (MAA) Submissions

As described in Notes 2 and 3 to the consolidated financial statements, milestone payments are considered variable consideration, which requires management to make estimates of when achievement of a particular milestone becomes probable. Milestone payments are included in the transaction price when it becomes probable that such inclusion would not result in a significant revenue reversal. Management evaluated the two regulatory milestone payments associated with the planned European MAA submission and the regulatory milestone payment associated with the acceptance by the United States Food and Drug Administration (FDA) of the NDA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $180.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the related agreements, of which $171.2 million was recognized as revenue during the year ended December 31, 2019 from performance obligations satisfied or partially satisfied as of December 31, 2019.

The principal consideration for our determination that performing procedures relating to revenue recognition – estimated variable consideration associated with milestones related to the United States NDA submission and European MAA submission is a critical audit matter is there was significant judgment by management in determining that these milestones became probable of being achieved. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the judgments made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the control over the milestone probability assessment performed by management. These procedures also included, among others, reading the collaboration agreements and testing management’s process for determining the acceptance of the United States NDA submission and the European MAA submission were probable.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 2, 2020

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$126,266	$89,258
Short-term investments	407,491	532,144
Accounts receivable, net ($4,845 and $47,210 from a related party)	28,455	63,684
Inventories	6,887	—
Prepaid expenses and other current assets ($125,210 and $0 from a related party)	133,391	4,929
Total current assets	702,490	690,015

Restricted time deposits	2,072	4,145
Long-term investments	61,118	55,820
Property and equipment, net	42,743	127,198
Finance lease right-of-use assets	39,602	—
Other assets	9,372	3,420
Total assets	$857,397	$880,598

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$6,088	$9,139
Accrued and other current liabilities ($36,883 and $444 to a related party)	83,816	66,123
Deferred revenue	490	13,771
Finance lease liabilities, current	12,351	—
Total current liabilities	102,745	89,033

Long-term portion of lease obligations	1,141	97,157
Product development obligations	16,780	16,798
Deferred rent	—	3,038
Deferred revenue, net of current	99,449	136,109
Finance lease liabilities, non-current	37,610	—
Other long-term liabilities	64,266	9,993
Total liabilities	321,991	352,128

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2019 and December 31, 2018; 87,657 and 85,432 shares issued and outstanding at December 31, 2019 and December 31, 2018	877	854
Additional paid-in capital	1,300,725	1,226,453
Accumulated other comprehensive loss	(747)	(2,281)
Accumulated deficit	(784,720)	(715,827)
Total stockholders’ equity	516,135	509,199
Non-controlling interests	19,271	19,271
Total equity	535,406	528,470
Total liabilities, stockholders’ equity and non-controlling interests	$857,397	$880,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue:
License revenue (includes $129,405, $14,323 and $0 from a related party)	$177,086	$22,269	$9,933
Development and other revenue (includes $29,393, $20,903 and $20,111 from a related party)	114,115	125,913	121,063
Product revenue, net (includes $(36,324), $64,776 and $0 from a related party)	(34,624)	64,776	—
Total revenue	256,577	212,958	130,996

Operating costs and expenses:
Cost of goods sold	1,147	—	—
Research and development	209,265	235,839	196,517
Selling, general and administrative	135,479	63,812	51,760
Total operating costs and expenses	345,891	299,651	248,277
Loss from operations	(89,314)	(86,693)	(117,281)

Interest and other, net
Interest expense	(2,876)	(10,991)	(9,706)
Interest income and other, net	15,548	11,568	6,433
Total interest and other, net	12,672	577	(3,273)

Loss before income taxes	(76,642)	(86,116)	(120,554)
Provision for income taxes	328	304	321
Net loss	$(76,970)	$(86,420)	$(120,875)

Net loss per share - basic and diluted	$(0.89)	$(1.03)	$(1.66)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	86,633	84,062	72,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(76,970)	$(86,420)	$(120,875)
Other comprehensive income (loss):
Foreign currency translation adjustments	331	771	(2,022)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	592	(7)	1,259
Reclassification from accumulated other comprehensive loss	—	—	(72)
Net change in unrealized gain on available-for-sale investments	592	(7)	1,187
Other comprehensive income (loss), net of taxes	923	764	(835)
Comprehensive loss	$(76,047)	$(85,656)	$(121,710)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 2)
Balance at December 31, 2016	63,665,284	$637	$625,903	$(960)	$(509,782)	$19,271	$135,069
Net loss	—	—	—	—	(120,875)	—	(120,875)
Change in unrealized gain or loss on investments	—	—	—	1,187	—	—	1,187
Foreign currency translation adjustments	—	—	—	(2,022)	—	—	(2,022)
Follow-on Offerings, net of underwriting discounts, commission and issuance costs	14,428,750	144	470,082	—	—	—	470,226
Shares issued from stock plans, net of payroll taxes paid	4,404,094	44	26,570	—	—	—	26,614
Stock-based compensation	—	—	37,539	—	—	—	37,539
Balance at December 31, 2017	82,498,128	825	1,160,094	(1,795)	(630,657)	19,271	547,738
Impact of change in accounting principle upon adoption of ASU 2016-01 (Note 2)	—	—	—	(1,250)	1,250	—	—
Net loss	—	—	—	—	(86,420)	—	(86,420)
Change in unrealized gain or loss on investments	—	—	—	(7)	—	—	(7)
Foreign currency translation adjustments	—	—	—	771	—	—	771
Adjustment to issuance costs for Follow-on Offerings	—	—	11	—	—	—	11
Shares issued from stock plans, net of payroll taxes paid	2,933,974	29	14,206	—	—	—	14,235
Stock-based compensation	—	—	52,142	—	—	—	52,142
Balance at December 31, 2018	85,432,102	854	1,226,453	(2,281)	(715,827)	19,271	528,470
Impact of adoption of ASC 842 (Note 2)	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02 (Note 2)	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	(76,970)	—	(76,970)
Change in unrealized gain or loss on investments	—	—	—	592	—	—	592
Foreign currency translation adjustments	—	—	—	331	—	—	331
Shares issued from stock plans, net of payroll taxes paid	2,220,957	23	7,939	—	—	—	7,962
Warrants exercised	4,430	—	66	—	—	—	66
Stock-based compensation	—	—	66,267	—	—	—	66,267
Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(76,970)	$(86,420)	$(120,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,147	6,562	6,099
Amortization of finance lease right-of-use assets	10,307	—	—
Net amortization (accretion) of premium (discount) on investments	(3,667)	(42)	1,844
Unrealized loss (gain) on cash equivalents and short-term equity investments	(88)	1,120	2
Loss (gain) on disposal of property and equipment	(42)	53	3
Stock-based compensation	66,267	52,142	37,539
Realized foreign currency gain	—	(1,074)	—
Realized gain on sales of available-for-sale securities	—	(87)	(143)
Changes in operating assets and liabilities:
Accounts receivable, net ($42,365, $(43,486) and $98 from a related party)	35,229	(55,232)	1,996
Inventories	(6,887)	—	—
Prepaid expenses and other current assets ($(125,210), $0 and $0 from a related party)	(128,598)	(129)	(1,911)
Other assets	(3,253)	1,090	(2,365)
Accounts payable	(3,051)	3,630	(714)
Accrued and other liabilities ($36,439, $172 and $(1,343) from a related party)	18,288	5,606	9,196
Deferred revenue	(49,941)	(5,031)	174
Lease obligations	—	32	1,023
Accrued interest for finance lease liabilities	194	—	—
Other long-term liabilities	52,360	1,636	1,619
Net cash used in operating activities	(78,705)	(76,144)	(66,513)

Investing activities
Purchases of property and equipment	(5,762)	(8,020)	(8,500)
Proceeds from sale of property and equipment	7	184	5
Purchases of available-for-sale securities and term deposit	(411,299)	(576,880)	(169)
Proceeds from sales of available-for-sale securities	—	8,167	21,109
Proceeds from maturities of investments	537,072	54,426	57,421
Net cash provided by (used in) investing activities	120,018	(522,123)	69,866

Financing activities
Borrowings under capital lease obligations	—	49	—
Repayments of capital lease obligations	—	(6)	—
Repayments of finance lease liabilities	(11,925)	—	—
Repayments of lease obligations	(403)	(403)	(403)
Proceeds from follow-on offerings, net of underwriting discounts and commission costs	—	—	471,205
Cash paid for payroll taxes on restricted stock unit releases	(12,750)	(15,612)	(8,296)
Proceeds from issuance of common stock	20,778	29,847	34,910
Payments of deferred offering costs	—	—	(944)
Net cash provided by (used in) financing activities	(4,300)	13,875	496,472
Effect of exchange rate change on cash and cash equivalents	(5)	(8)	51
Net increase (decrease) in cash and cash equivalents	37,008	(584,400)	499,876
Total cash and cash equivalents at beginning of period	89,258	673,658	173,782
Total cash and cash equivalents at end of period	$126,266	$89,258	$673,658

Supplemental cash flow information:
Interest payments	$174	$218	$255
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	460	276	3,781
Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$24	$35

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

FibroGen, Inc. (“FibroGen” or the “Company”) was incorporated in 1993 in Delaware and are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”), connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer. Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received marketing authorization in China for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. In September 2019, roxadustat (Evrenzo®) was approved in Japan for the treatment of anemia associated with CKD in dialysis-dependent patients. In January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients. The Company’s U.S. NDA filing for roxadustat for the treatment of anemia patients with dialysis-dependent CKD and non-dialysis-dependent CKD was accepted by the U.S. Food and Drug Administration (“FDA”) in February, 2020, and Astellas is in the process of preparing a Marketing Authorization Application (“MAA”) for submission to the European Medicines Agency (“EMA”) in the second quarter of 2020 for the same indications. Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia. Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company is subject to risks associated with concentration of credit for cash and cash equivalents. Outside of short-term operating needs, the majority of cash on hand is invested in US treasury instruments. Any remaining cash is deposited with major financial institutions in the U.S., Finland, China and the Cayman Islands. At times, such deposits may be in excess of insured limits. The Company has not experienced any loss on its deposits of cash and cash equivalents. Included in current assets are significant balances of accounts receivable as follows:

	December 31,
	2019	2018
Astellas Pharma Inc. (“Astellas”)—Related party	17%	74%
AstraZeneca AB (“AstraZeneca”)	81%	26%

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less and that are used in the Company’s cash management activities at the date of purchase to be cash equivalents. Cash and cash equivalents also include money market accounts and various deposit accounts. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits as of December 31, 2019 and 2018 totaled $2.1 million and $4.1 million, respectively. As of December 31, 2019 and 2018, a total of $11.9 million and $21.9 million, respectively, of the Company’s cash and cash equivalents was held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

Investments

As of December 31, 2019, the Company’s investments consist of US treasuries, diversified bond funds, marketable equity investments, a term deposit and a certificate of deposit. Those investments with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered short-term investments. Those investments with maturities greater than 12 months (365 days) are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Marketable equity securities are equity securities with readily determinable fair value, and are measured and recorded at fair value. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using full absorption and standard costing, which approximates cost based on a first-in, first-out method. The Company reviews the standard cost of raw materials, work-in-process and finished goods annually and more often as appropriate to ensure that its inventories approximate current actual cost. The cost of inventories includes direct material cost, direct labor and manufacturing overhead. The Company periodically reviews its inventories to identify obsolete, slow-moving, excess or otherwise unsaleable items. If obsolete, excess or unsaleable items are observed and there are no alternate uses for the inventory, an inventory valuation reserve is recorded through a charge to cost of goods sold on the Company’s consolidated statements of operations. The establishment of inventory valuation reserves, together with the calculation of the amount of such reserves, requires judgment including consideration of many factors, such as estimates of future product demand and product expiration period, among others.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Computer equipment, laboratory equipment, machinery and furniture and fixtures are depreciated over three to five years. Leasehold improvements are recorded at cost and amortized over the term of the lease or their useful life, whichever is shorter.

Leases

The Company determines if an arrangement is or contains a lease at inception date when it is given control of the underlying assets. The Company elected the practical expedient not to apply the lease recognition and measurement requirements to short-term leases, which is any lease with a term of 12 months or less as of the commencement date that does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

The Company’s building leases previously accounted for as build-to-suit arrangements prior to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases (“ASC 842”) are accounted for as finance leases under the requirements of ASC 842.

Lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As its leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company reassesses the incremental borrowing rate periodically for application to any new leases or lease modifications, which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed.

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

Revenues under collaboration agreements

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

API product revenue

Product revenue in 2018 consisted of sales of commercial-grade API used in support of pre-commercial validation work. In 2018, the Company recorded revenue from commercial-grade API sales to Astellas based on a transaction price that was subject to potential future adjustments, which represented a form of variable consideration. The Company evaluated the latest available facts and circumstances in 2018, including listed prices of comparable drug products in Japan and historical bulk drug product manufacturing yields and costs, to determine whether any adjustments to the estimated transaction price was necessary. As of December 31, 2018, no new facts or circumstances were available to warrant an adjustment to the estimated transaction price. With respect to these sales in 2018, a change in estimated variable consideration occurred in 2019 at the time the actual listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which resulted in a total difference of $36.3 million between the estimated and the actual listed price and yield from the manufacture of bulk product tablets.

Drug product revenue, net

During 2019, the Company started selling roxadustat in China through a number of pharmaceutical distributors located in China. These pharmaceutical distributors are the Company’s customers. Hospitals order roxadustat through a distributor and the Company ships the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the product.

The period between the transfer control of promised goods and when the Company receives payment is based on a general 60-day payment term. As such, product revenue is not adjusted for the effects of a significant financing component. The Company established a bad debt allowance based on its judgment to consider factors such as the age of the receivables. Bad debt expense is included in selling, general and administrative expenses on the consolidated statements of operations. There was no bad debt allowance provided as of December 31, 2019.

Product drug revenue is recorded at the net sales prices (transaction price) which includes the following estimates of variable consideration:

•

Price adjustment: In December 2019, China’s NHSA released price guidance for roxadustat under NRDL, effective January 1, 2020. Any channel inventories as of January 1, 2020 that had not been sold to hospitals by distributors, or to patients by hospitals, were eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels at January 1, 2020. If price guidance changes in the future, the price adjustment will be calculated in the same manner;

•

Contractual sales rebate: The contractual sales rebate is calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate is accrued at the point of sale to the distributor, and applied to future sales orders made by the distributor under the Company’s discretion;

•

Key account hospital sales rebate: An additional sales rebate is provided to a distributor for product sold to key account hospitals as a percentage of gross sales made by the distributor to eligible hospitals. This additional rebate is accrued at the point of sale to the distributor and applied to future sales orders made by the distributor under the Company’s discretion;

•

Transfer fee discount: The transfer fee discount is offered to a distributor who has its downstream distributors supply to eligible hospitals. This discount is calculated based on a percentage of gross sales made to the downstream distributors, and accrued at the point of sale to the distributor;

•

Sales return: Distributors can request to return product to the Company only due to quality issues and for product within one year of its expiration date. The Company, at its sole discretion, decides whether to accept such return request. The sales return allowance provided as of December 31, 2019 was immaterial; and

•

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and meets the sales volume and timing requirements. The non-key account hospital listing award is accrued when the distributor meets eligibility requirements, and applied against future sales orders made by the distributor. The Company considers this particular award to be a material right within the definitions of ASC 606 and therefore have treated it as a separate performance obligation.

The above allowances are recorded as reductions of gross accounts receivable from the distributor in the same period that the related revenue is recorded, with the exception of the non-key account hospital listing award, which is accrued when the distributor meets the eligibility requirements. The calculation of such allowances are based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a substantial degree of judgment.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses, recruiting fees and expenses associated with obtaining and maintaining patents.

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

In addition, the Company elected the package of transitional practical expedients permitted under the transition guidance under ASC 842, which among other things allows the Company to carry forward its historical lease classification, and not to reassess initial direct costs for any existing leases. Meanwhile, the Company did not elect the hindsight practical expedient because it has a limited number of leases, lease terms are straightforward, and most of its lease renewals are undefined until negotiated.

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

The impacts to the select line items from the Company’s consolidated balance sheet upon adoption of the ASC 842 guidance are as follows (in thousands):

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

The adoption of this guidance did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019.

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

The adoption of this guidance had no impact to the Company’s consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019.

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

Recently Issued Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance is effective for annual reporting periods beginning after December 15, 2020 including interim periods, with early adoption permitted. The Company does not plan to early adopt this guidance and does not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance should be applied either retrospectively or prospectively, and is effective for annual reporting periods beginning after December 15, 2019 including interim periods, with early adoption permitted. The Company will adopt this guidance on January 1, 2020 and does not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance requires the measurement of financial assets with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance requires an impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Entities are required to carry an allowance for expected credit losses for financial assets, including most debt instruments (except those carried at fair value) and trade receivables. Available-for-sale debt securities are scoped out of this guidance. This guidance is effective for annual reporting periods beginning after December 15, 2019 including interim periods. The Company’s investment portfolio primarily consists of U.S. Treasury bills and notes carried at fair value. Further, the Company’s trade receivables do not have abnormally long terms and the Company has never written off trade receivables. Accordingly, the Company has concluded that the adoption of this guidance on January 1, 2020 will not have a material impact on the Company’s consolidated financial statements.

3.	Collaboration Agreements and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range after commercial launch. The aggregate amount of such consideration received through December 31, 2019 totals $90.1 million.

In September 2019, Japan’s Ministry of Health, Labour and Welfare approved Evrenzo® (generic name: roxadustat; tradename Evrenzo® in Japan) for the treatment of anemia associated with CKD in dialysis patients. This approval triggered a $12.5 million milestone payable to the Company by Astellas under the Japan Agreement. Accordingly, the consideration of $12.5 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the third quarter of 2019, substantially all of which was recognized as revenue during the year ended December 31, 2019 from performance obligations satisfied or partially satisfied.

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

On November 30, 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat API. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. This amendment obligates Astellas to purchase API from the Company, of which $20.9 million was delivered to Astellas in the second quarter of 2018 under a material transfer agreement to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The remaining $43.9 million of API was delivered to Astellas in December 2018. The transaction price of such API product was adjusted in 2019 at the time the listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare to reflect a total difference of $36.3 million between estimated and actual listed price and yield from the manufacture of bulk product tablets.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of such consideration received through December 31, 2019 totals $410.0 million.

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA in the second quarter of 2020, following the Company’s NDA submission to the FDA that was accepted for review in February 2020. The Company evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during the year ended December 31, 2019 from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments are not billable to Astellas until the submission of an MAA, therefore this $130.0 million remained as an unbilled contract asset as of December 31, 2019.

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

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of such consideration received through December 31, 2019 totals $389.0 million.

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

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The Company evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during the year ended December 31, 2019 from performance obligations satisfied or partially satisfied. On December 23, 2019, the Company submitted such NDA, which was accepted by FDA in February 2020. According to the U.S/RoW Agreement, this milestone payment is not billable to AstraZeneca until the NDA is accepted by the FDA, therefore this $50.0 million remained as an unbilled contract asset as of December 31, 2019, and will be billed during the first quarter of 2020.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of such consideration received through December 31, 2019 totals $55.2 million.

In December 2019, roxadustat has been included on the updated NRDL released by China’s NHSA for the treatment of anemia in CKD, covering patients who are non-dialysis dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to the Company by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the China Agreement, of which $18.7 million was recognized as revenue during the year ended December 31, 2019 from performance obligations satisfied or partially satisfied.

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

On December 17, 2018, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen China”), received marketing authorization from the NMPA for roxadustat, a first-in-class hypoxia-inducible factor prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. On December 29, 2018, FibroGen China received First Manufacturing Approval for a Product in the Field in the Territory , which allows production for Phase 4 clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. Approximately $9.9 million of the total $12.0 million milestone payables was recognized as revenue during the year ended December 31, 2018 from performance obligations satisfied or partially satisfied.

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

As of December 31, 2019, the transaction price for the Japan Agreement included $40.1 million of non-contingent upfront payments, $50.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $11.4 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement included $320.0 million of non-contingent upfront payments, $220.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $229.2 million of variable consideration related to co-development billings.

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

In 2018, the Company recorded revenue from commercial-grade API sales to Astellas to conduct commercial scale manufacturing validation based on a transaction price that was subject to potential future adjustments. This represents a form of variable consideration. The Company evaluated the latest available facts and circumstances in 2018, including listed prices of comparable drug products in Japan and historical bulk drug product manufacturing yields and costs, to determine whether any adjustments to the estimated transaction price was necessary. As of December 31, 2018, no new facts or circumstances were available to warrant an adjustment to the transaction price. The transaction price was later adjusted in 2019 at the time the listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare to reflect the difference between estimated and actual listed price and yield from the manufacture of bulk product tablets.

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

As of December 31, 2019, the transaction price for the U.S./RoW Agreement and China Agreement included $402.2 million of non-contingent upfront payments, $114.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $598.8 million of variable consideration related to co-development billings.

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

Amounts recognized as revenue under the Japan Agreement with Astellas were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2019	2018	2017
Japan	License revenue	$11,935	$14,323	$—
	Development revenue	$1,222	$2,400	$1,588

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through December 31, 2019	Deferred Revenue at December 31, 2019	Total Consideration Through December 31, 2019
License	$86,024	$—	$86,024
Development revenue	15,130	375	15,505
Total license and development revenue	$101,154	$375	$101,529

The revenue recognized under the Japan Agreement for the year ended December 31, 2019 included an increase of $12.1 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes no further variable consideration from estimated future co-development billing.

Amounts recognized as revenue under the Europe Agreement with Astellas were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2019	2018	2017
Europe	License revenue	$117,470	$—	$—
	Development revenue	$28,172	$18,503	$18,523

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through December 31, 2019	Deferred Revenue at December 31, 2019		Total Consideration Through December 31, 2019
License	$487,951	$—		$487,951
Development revenue	231,008	4,790		235,798
Total license and development revenue	$718,959	$4,790	*	$723,749

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of December 31, 2019, prepaid expenses and other current assets included a net unbilled contract asset of $125.2 million related to the Europe Agreement, which represents the net of the above-mentioned unbilled contract asset of $130.0 million, and $4.8 million of deferred revenue presented above.

The revenue recognized under the Europe Agreement for the year ended December 31, 2019 included an increase in revenue of $124.7 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $45.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW and China Agreements with AstraZeneca were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2019	2018	2017
U.S. / RoW and China	License revenue	$47,681	$7,946	$9,933
	Development revenue	84,629	104,970	100,928
	China performance obligation	$90	$—	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through December 31, 2019	Deferred Revenue at December 31, 2019		Total Consideration Through December 31, 2019
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	493,266	8,452		501,718
China performance obligation	90	140,872		140,962
Total license and development revenue	$835,200	$149,324	*	$984,524

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of December 31, 2019, long-term deferred revenue included $99.3 million related to the U.S./RoW and China Agreement, which represents the net of $149.3 million of deferred revenue presented above and the above-mentioned $50.0 million unbilled contract asset.

The revenue recognized under the U.S./RoW Agreement and China Agreement for the year ended December 31, 2019 included an increase in revenue of $62.6 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $130.4 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Product Revenue, Net

	Years Ended December 31,
	2019	2018
	(dollars in thousands)
Product revenue, net:
API product	$(36,324)	$64,776
Drug product
Gross revenue	2,803	—
Price adjustment	(936)	—
Sales rebates and other discounts	(167)	—
Drug product revenue, net	1,700	—
Total product revenue, net	$(34,624)	$64,776

As described above, the Japan Amendment obligates Astellas to purchase API from the Company to conduct commercial scale manufacturing validation for roxadustat drug product in anticipation of commercial launch in Japan. The Company fulfilled all the delivery obligations under the term of the Japan Amendment during the year ended December 31, 2018, and recognized the related product revenue of $64.8 million in the same period based on a transaction price that was subject to potential future adjustments, which represented a form of variable consideration. A change in estimated variable consideration incurred in 2019 at the time the actual listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which resulted in a total difference of $36.3 million between the estimated and the actual listed price and yield from the manufacture of bulk product tablets.

In addition, the Company started commercial sales of roxadustat drug product in China in the third quarter of 2019. Drug product revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of price adjustment, contractual sales rebate and other discounts. For the year ended December 31, 2019, a $0.9 million of price adjustment was recorded based on government-listed price guidance and estimated channel inventory levels. The contractual sales rebate and other discounts were immaterial for the year ended December 31, 2019.

Other Revenues

Other revenues consist primarily of collagen material sold for research purposes. Other revenues were immaterial for each of the three years ended December 31, 2019.

Deferred Revenue

Deferred revenue represents amounts billed, or in certain cases, yet to be billed to the Company’s collaboration partners for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligations. The long-term portion of deferred revenue represents amounts to be recognized after one year through the end of the non-contingent performance period of the underlying performance obligations.

Deferred revenue includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China. As of December 31, 2018, such deferred revenue was included in long-term deferred revenue. As of December 31, 2019, following receipt of the Chinese Good Manufacturing Practices license by FibroGen Beijing in the second quarter of 2019, approximately $0.8 million of the related deferred revenue was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, as a result of the transfer of control of commercial drug product in China.

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

Level 3: Unobservable inputs.

The Company values certain assets and liabilities, focusing on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets (Level 1) or based upon other observable inputs (Level 2). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. In addition, the categories presented do not suggest how prices may be affected by the size of the purchases or sales, particularly with the largest highly liquid financial issuers who are in markets continuously with non-equity instruments, or how any such financial assets may be impacted by other factors such as U.S. government guarantees. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The availability of observable data is monitored to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period.

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$347,383	$80,123	$—	$427,506
Bond and mutual funds	10,816	—	—	10,816
Equity investments	255	—	—	255
Money market funds	85,551	—	—	85,551
Certificate of deposit	—	30,032	—	30,032
Total	$444,005	$110,155	$—	$554,160

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US treasury notes and bills	$292,317	$224,953	$—	$517,270
Bond and mutual funds	10,484	—	—	10,484
Equity investments	234	—	—	234
Money market funds	541	—	—	541
Term deposit	—	80,000	—	80,000
Certificate of deposit	—	29,910	—	29,910
Total	$303,576	$334,863	$—	$638,439

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the fourth quarter of 2019, there was a $29.8 million transfer of assets from Level 1 to Level 2 as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day. There were no transfers of assets between levels for the years ended December 31, 2018 and 2017.

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,544	$1,544

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$98,105	$98,105

The fair value of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

As of December 31, 2018, the Company had $96.2 million in lease obligations related to its building leases under build-to-suit arrangements. Upon the adoption of ASC 842 as of January 1, 2019, using the modified retrospective transition method, the Company derecognized these liabilities previously recognized under ASC 840 build-to-suit designation. Refer to Note 2 for details.

There were no transfers of liabilities between levels for the years ended December 31, 2019, 2018 and 2017.
5.	Leases

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

The Company currently has seven additional real estate leases for space within a building, which are treated as operating leases. These leases have lease terms ranging from two to four years. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements for office equipment, scientific devices and automobile leases, with contracted lease terms ranging from two to five years, treated as finance leases or operating leases, respectively.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	December 31, 2019
Assets
Finance:
Right-of-use assets - cost		$49,909
Accumulated amortization		(10,307)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	39,602
Operating:
Right-of-use assets - cost		2,736
Accumulated amortization		(805)
Operating lease right-of-use assets, net	Other assets	1,931
Total lease assets		$41,533

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,351
Operating lease liabilities	Accrued and other current liabilities	983
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	37,610
Operating lease liabilities	Other long-term liabilities	942
Total lease liabilities		$51,886

The components of lease expense were as follows (in thousands):

	Statement of Operations Line Item	Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	Research and development, Selling, general and administrative expenses	$10,307
Interest on lease liabilities	Interest expense	2,373
Operating lease cost	Research and development, Selling, general and administrative expenses	891
Sublease income	Selling, general and administrative expenses	(1,385)
Total lease cost		$12,186

Supplemental cash flow information related to leases were as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$914
Operating cash flows from finance leases	2,196
Financing cash flows from finance leases	11,925
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	49,909
Operating leases	$2,736

Lease term and discount rate were as follows at December 31, 2019:

December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	3.6
Operating leases	2.1
Weighted-average discount rate:
Finance leases	4.42%
Operating leases	4.75%

Maturities of lease liabilities are as follows:

Year Ending	Finance Leases	Operating Leases
2020	$14,078	$1,043
2021	13,676	668
2022	13,878	307
2023	12,523	—
Total future lease payments	54,155	2,018
Less: Interest	(4,194)	(93)
Present value of lease liabilities	$49,961	$1,925

The following information was previously disclosed under ASC 840 as of December 31, 2018:

Future minimum lease payments under all non-cancelable operating lease obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Operating Leases
2019	$444
2020	232
2021	25
2022	16
2023	—
Total minimum payments	$717

Future minimum lease payments, on a consolidated basis, under the Company’s facility lease financing obligations as of December 31, 2018 were as follows (in thousands):

Year Ending	Lease financing obligations
2019	$14,379
2020	14,664
2021	14,179
2022	14,335
2023	12,872
Total minimum payments	$70,429

6.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2019	2018
Cash	$40,715	$38,783
US treasury notes and bills	—	49,934
Money market funds	85,551	541
Total cash and cash equivalents	$126,266	$89,258

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$426,995	$536	$(25)	$427,506
Certificates of deposit	30,000	32	—	30,032
Bond and mutual funds	10,730	86	—	10,816
Equity investments	125	130	—	255
Total investments	$467,850	$784	$(25)	$468,609

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
US treasury notes and bills	$467,296	$109	$(69)	$467,336
Term deposit	80,000	—	—	80,000
Certificates of deposit	30,000	—	(90)	29,910
Bond and mutual funds	10,464	20	—	10,484
Equity investments	125	109	—	234
Total investments	$587,885	$238	$(159)	$587,964

The contractual maturities of the available-for-sale investments and term deposit were as follows (in thousands):

December 31, 2019
Within one year	$407,491
After one year through four years	50,047
Total debt investments	457,538
Bond and mutual funds	10,816
Equity investments	255
Total investments	$468,609

The Company periodically reviews its available-for-sale investments and term deposit for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three years ended December 31, 2019, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

December 31, 2019
Raw materials	$325
Work-in-progress	2,264
Finished goods	4,298
Total inventories	$6,887

The Company started capitalizing inventory costs in June 2019 when FibroGen China began productions of roxadustat for commercial sales purposes. The provision to write-down excess and obsolete inventory was nominal for the year ended December 31, 2019.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Unbilled contract assets	$180,000	$—
Deferred revenues from associated contracts	(54,790)	—
Net unbilled contract assets	125,210	—
Prepaid assets	6,464	2,705
Other current assets	1,717	2,224
Total prepaid expenses and other current assets	$133,391	$4,929

The unbilled contract assets as of December 31, 2019 were related to two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe, and a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S., which was submitted in December 2019 and accepted for review in February 2020. See Note 3 for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$101,548	$101,200
Building shell	—	53,880
Laboratory equipment	17,329	16,405
Machinery	8,217	8,382
Computer equipment	8,399	6,473
Furniture and fixtures	5,822	5,690
Construction in progress	1,792	367
Total property and equipment	$143,107	$192,397
Less: accumulated depreciation	(100,364)	(65,199)
Property and equipment, net	$42,743	$127,198

As of December 31, 2018, the Company had $53.9 million building shell cost and $13.5 million accumulated depreciation related to its building leases under build-to-suit arrangements. Upon the adoption of ASC 842 as of January 1, 2019, using the modified retrospective transition method, the Company derecognized these assets previously recognized under ASC 840 build-to-suit designation. Up to December 31, 2018, the leasehold improvements related to these building leases were depreciated over the life of the building under ASC 840. Upon the adoption of ASC 842, these leasehold improvements should have a useful life based on the lease term. As a result, at the adoption date, the Company recorded a cumulative adjustment of $38.9 million to the opening accumulated depreciation for these leasehold improvements so that their net balance equals the undepreciated amount had the useful life of the leasehold improvements always been equal to the lease terms. Refer to Note 2 for details.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $11.1 million, $6.6 million, and $6.1 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Preclinical and clinical trial accruals	$16,279	$35,413
API product price adjustment	36,324	—
Payroll and related accruals	19,784	21,430
Property taxes and other	2,044	1,095
Professional services	4,842	2,648
Other	4,543	5,537
Total accrued liabilities	$83,816	$66,123

The amount of $36.3 million accrued as of December 31, 2019 was related to the change in estimated variable consideration of API product at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare. Refer to Note 3 for details.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued long-term co-promotional expenses	$53,071	$—
Other long-term tax liabilities	8,913	8,138
Operating lease liabilities, non-current	942	—
Other	1,340	1,855
Total other long-term liabilities	$64,266	$9,993

The accrued long-term co-promotional expenses of $53.1 million as of December 31, 2019 was related to the estimated amount payable to AstraZeneca for its sales and marketing efforts related to the commercial launch for roxadustat in China. The payment for such amount is not expected to occur within the next year.
7.	Product Development Obligations

The Technology Development Center of the Republic of Finland (“TEKES”) product development obligations consist of 11 separate advances (each in the form of a note agreement) received by FibroGen Europe between 1996 and 2008 from TEKES. These advances are granted on a project by project basis to fund various product development efforts undertaken by FibroGen Europe only. Each separate note is denominated in EUR and bears interest (not compounded) calculated as one percentage point less than the Bank of Finland rate in effect at the time of the note, but no less than 3.0%.

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2019 and 2018, the Company had USD equivalent of $10.6 million and $10.8 million of principal outstanding, respectively, and $6.2 million and $6.0 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.

8.	Commitments and Contingencies

Lease Obligations

In 2006, upon signing the Company’s above-mentioned long-term property lease agreement with Alexandria, a stand-by letter of credit $7.3 million was established which has been included in restricted time deposits on the Company’s consolidated balance sheet. Starting the fourth quarter of 2016, on an annual basis, a portion of this letter of credit was released. As a result, the restriction of a $2.1 million was removed during the year ended December 31, 2019. The agreement also included an expansion option to occupy part of an adjacent building, for which the Company gave notice to its landlord that it would not exercise this expansion option. This resulted in a $5.0 million payment liability to the landlord which is being financed over the remaining lease term of its lease. The related balance was $1.5 million as of December 31, 2019, with $0.4 million included in accrued and other current liabilities, and $1.1 million included in long-term portion of lease obligations on the Company’s consolidated balance sheet.

Legal Proceedings

The Company a party to various legal actions that arose in the ordinary course of its business. The Company recognizes accruals for any legal action when it concludes that a loss is probable and reasonably estimable. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of December 31, 2019 and 2018, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. Future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $11.0 million in total potential future milestone payments under the Company’s license agreements with Dana-Farber Cancer Institute, University of Miami and Medarex, Inc. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.
9.	Equity and Stock-based Compensation

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2019 and 2018, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

•

Compulsory conversion right: Preferred Shares will be converted into common shares if (i) FibroGen Europe’s shares are listed in a stock exchange or other trading system in the European Economic Area, or (ii) FibroGen Europe’s recombinant collagen and gelatin production technology is being put into commercial use in the area of Europe and certain other European states. Commercial use means there is income generated from the first commercial sale of the products incorporating the above mentioned technology and does not include license fees, development financing, milestone payments or income from test products or equipment used in research. The board of directors of FibroGen Europe shall notify the shareholders of the compulsory conversion in writing, and the shareholders shall request to convert their shares within the timeframe provided in the notification. Should the shareholders fail to make the conversion request within the time limit, FibroGen Europe may redeem the shares of such shareholders.

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

FibroGen China

FibroGen China had 6,758,000 Series A Preference Shares outstanding as of December 31, 2019 and 2018, respectively. The holders of the FibroGen China Series A Preference Shares have the following rights, preferences and privileges:

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

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2019 and 2018. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary. Upon the initial public offering and as described above, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

Common Stock

Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2019	2018
Common stock outstanding	87,657	85,432
Stock options outstanding	10,018	10,430
RSUs outstanding	1,483	1,428
Common stock warrants outstanding	—	4
Shares reserved for future stock options and RSUs grant	7,725	6,041
Shares reserved for future ESPP offering	3,337	2,618
Total shares of common stock reserved	110,220	105,953

Stock Plans

Stock Option and RSU Plans

Under the Company’s Amended and Restated 2005 Stock Plan (“2005 Stock Plan”), the Company may issue shares of Common Stock and options to purchase Common Stock and other forms of equity incentives to employees, directors and consultants. Options granted under the 2005 Stock Plan may be incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to employees and officers of the Company. Nonqualified stock options (“NSO”) and stock purchase rights may be granted to employees, directors and consultants. The board of directors has the authority to determine to whom options will be granted, the number of options, the term and the exercise price. Options are to be granted at an exercise price not less than fair market value for an ISO or an NSO. Options generally vest over four years. Options expire no more than 10 years after the date of grant. Upon the effective date of the registration statement related to the Company’s initial public offering, the 2005 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of previously granted stock options under the 2005 Plan.

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2019, the Company has reserved 7,724,691 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2019 and 2018, no shares of Common Stock were subject to repurchase by the Company.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	10,430	$20.25
Granted	1,909	53.75
Exercised	(1,642)	10.15
Expired	(21)	50.40
Forfeited	(658)	44.65
Outstanding at December 31, 2019	10,018	26.63	5.17	$193,226
Vested and expected to vest, December 31, 2019	10,018	26.63	5.17	193,226
Exercisable at December 31, 2019	7,318	$18.63	3.89	$183,707

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $59.2 million, $97.5 million, and $111.9 million, respectively.

The following table summarizes RSU activity:

	Shares (In thousands)	Fair Value at Grant
Unvested at December 31, 2018	1,428	$38.26
Granted	1,110	54.74
Vested	(715)	37.71
Forfeited	(340)	46.15
Unvested at December 31, 2019	1,483	$49.05

Among the vested RSUs during the year ended December 31, 2019, 448,647 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2019, 2018 and 2017 was $54.74, $53.69 and $26.59, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year commencing January 1, 2016 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 135,115 shares, 230,317 shares and 250,834 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2019, 2018 and 2017, respectively.

The expected term of 2014 ESPP shares is the average of the remaining purchase periods under each offering period.

Stock-Based Compensation

Stock-based compensation expense allocated to research and development and selling, general and administrative expense for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$41,015	$30,491	$21,807
Selling, general and administrative	25,252	21,651	15,732
Total stock-based compensation expense	$66,267	$52,142	$37,539

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

The fair value of employee stock-based compensation was estimated using the following assumptions:

•

Expected Term. Expressed as a weighted-average, the expected life of the options is based on the average period the stock options are expected to be outstanding and was based on the Company’s historical information of the option exercise patterns and post-vesting termination behavior as well as contractual terms of the instruments.

•

Expected Volatility. The Company considers its historical volatility data for volatility considerations for its ESPP. The expected volatility for all other stock-based compensation is currently based upon the historical volatility of comparable public entities. In evaluating comparable companies, the Company considered factors such as industry, stage of life cycle, size and duration as a public company.

•

Risk-Free Interest Rate. Expressed as a weighted-average, the risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

•	Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2019	2018	2017
Stock Options
Expected term (in years)	5.3	5.4	5.7
Expected volatility	68.0%	67.9%	71.5%
Risk-free interest rate	2.4%	2.7%	2.2%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$31.98	$32.12	$16.96

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	48.1 - 62.1%	47.3 - 75.3%	52.8 - 77.2%
Risk-free interest rate	1.3 - 2.9%	0.8 - 2.9%	0.5 - 1.6%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$19.27	$16.27	$9.41

As of December 31, 2019, there was $57.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.32 years. As of December 31, 2019, there was $52.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs granted that will be recognized on a straight-line basis over the weighted-average period of 2.36 years.

Warrants

During the year ended December 31, 2019, a warrant to purchase 4,430 shares of our common stock was exercised and there was no warrant to purchase shares of Common Stock outstanding at December 31, 2019.
10.	Net Loss Per Share

The following weighted impacts of outstanding securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three years presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Employee stock options	7,602	7,815	8,936
RSUs	1,187	820	799
ESPP	260	195	206
Warrants	1	4	4
	9,050	8,834	9,945

11.	FibroGen, Inc. 401(k) Plan

Substantially all of the Company’s full-time United States of America-based employees are eligible to make contributions to the Company’s 401(k) Plan. Under this plan, participating employees may defer up to 60% of their pretax salary during the year, but not more than statutory limits. The Company may elect to match employee contributions. Matching contributions of $3.0 million, $2.9 million and $2.5 million were made during years ended December 31, 2019, 2018 and 2017, respectively.
12.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$2,538	$(38,472)	$(80,735)
Foreign	(79,180)	(47,644)	(39,819)
Loss before provision for income taxes	$(76,642)	$(86,116)	$(120,554)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	2	2
Foreign	328	302	319
Total current	328	304	321
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$328	$304	$321

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2019	2018	2017
Tax at statutory federal rate	21.0%	21.0%	34.0%
State tax	—%	—%	—%
Stock-based compensation expense	6.3%	14.5%	18.5%
Change in deferred tax assets due to rate change	—%	—%	43.9%
Change in valuation allowance due to rate change	—%	—%	(43.9)%
Net operating losses not benefitted	(2.9)%	(23.2)%	(43.8)%
Foreign net operating losses not benefitted	(21.7)%	(11.6)%	(6.7)%
Orphan drug credit	—%	—%	(2.0)%
Deduction limitation on executive compensation	(2.5)%	(0.5)%	—%
Other	(0.6)%	(0.6)%	(0.3)%
Total	(0.4)%	(0.4)%	(0.3)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Federal and state net operating loss carryforwards	$91,267	$91,683
Tax credit carryforwards	52,243	45,885
Foreign net operating loss carryforwards	37,786	21,295
Stock-based compensation	11,159	9,281
Lease obligations	10,698	2,511
Reserves and accruals	5,353	6,072
Deferred revenue	13,323	16,454
Fixed assets	—	356
Other	284	450
Subtotal	222,113	193,987
Less: Valuation allowance	(213,847)	(193,987)
Net deferred tax assets	8,266	—

Fixed assets	(8,266)	—
Other	—	—
Net deferred tax liabilities	(8,266)	—
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $19.9 million, $34.4 million and $30.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

At December 31, 2019, the Company had net operating loss carryforwards available to offset future taxable income of approximately $404.6 million and $129.4 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2020 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $152.2 million which expire between 2020 and 2029 if not utilized.

At December 31, 2019, the Company had approximately $54.1 million of federal and $29.4 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2020 and the California research credits have no expiration dates.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and no material adjustments were recognized as of December 31, 2018. Developing interpretations of the provisions of the Tax Act, changes to U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act in the future periods may require further adjustments to the Company’s analysis.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2019 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $32.3 million as of December 31, 2019. Approximately $0.5 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2019 and 2018 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2019 is as follows (in thousands):

Federal and State
Balance as of December 31, 2016	$19,654
Increase due to prior positions	303
Increase due to current year position	5,448
Decrease due to U.S. tax rate change	(2,044)
Balance as of December 31, 2017	23,361
Increase due to prior positions	379
Increase due to current year position	4,216
Balance as of December 31, 2018	27,956
Decrease due to prior positions	(111)
Increase due to current year position	4,418
Balance as of December 31, 2019	$32,263

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2010 to 2019. The Company is not currently under audit in any tax jurisdiction.
13.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2019, 2018 and 2017, the Company recorded revenue related to collaboration agreements with Astellas of $122.5 million, $100.0 million, and $20.1 million, respectively. The related party revenue for the year ended December 31, 2019 included a change in estimated variable consideration that resulted in a $36.3 million reduction to revenue related to the product revenue of $64.8 million for API recorded in 2018. See Note 3 and below for details.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded expense related to collaboration agreements with Astellas of $2.8 million, $1.5 million and $1.0 million, respectively.

As of December 31, 2019 and 2018, accounts receivable from Astellas were $4.8 million and $47.2 million, respectively, and amounts due to Astellas were $36.9 million and $0.4 million, respectively. The amounts due are included in accrued liabilities on the consolidated balance sheets. The accounts receivable from Astellas as of December 31, 2018 included $43.8 million related to the delivery of roxadustat API to Astellas during the fourth quarter of 2018. The sale of API was pursuant to the Japan Amendment allowing Astellas to manufacture roxadustat drug product for commercialization in Japan. The amount was received during the first quarter of 2019. The amounts due to Astellas as of December 31, 2019 included $36.3 million of a change in estimated variable consideration related to the API product revenue recognized in 2018, at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare. Refer to Note 3 for details.

Prepaid expenses and other current assets as of December 31, 2019 included $125.2 million of net unbilled contract assets, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $4.8 million of associated deferred revenue. See Note 3 for details. According to the Europe Agreement, this $130.0 million is not billable to Astellas until the submission of an MAA, therefore the net contract asset was included in the prepaid expenses and other current assets line on the Company’s consolidated balance sheet as of December 31, 2019. There was no such contract asset balance as of December 31, 2018.
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

Geographic Revenues

Geographic revenues, which are based on the bill-to region, are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Europe	$132,400	$112,916	$110,861
Japan (related party)	122,475	100,002	20,111
All other	1,702	40	24
Total revenue	$256,577	$212,958	$130,996

Revenues to other regions include the Company commercial sales of roxadustat drug product in China starting in the third quarter of 2019. See Note 3 for details.

Geographic Long-Lived Assets

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2019	2018
United States	$27,325	$103,539
China	15,418	23,659
Total property and equipment	$42,743	$127,198

Finance lease right-of-use assets and operating lease right-of-use assets, net by geographic location are as follows (in thousands):

	December 31,
	2019	2018
United States	$39,237	$—
China	365	—
Total finance lease right-of-use assets	$39,602	$—

United States	$75	$—
China	1,856	—
Total operating lease right-of-use assets	$1,931	$—

Customer Concentration

Substantially all of the Company’s revenues to date have been generated from the following collaboration partners that respectively accounted for 10% or more of the Company’s total revenue and accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2019	2018	2017	2019	2018
Astellas—Related party	48%	47%	15%	17%	74%
AstraZeneca	52%	53%	85%	81%	26%

Schedule II: Valuation and Qualifying Accounts

(in thousands)

		Charged	Charged
	Balance at	(Credited)	to Other
	Beginning of	to Statement	Accounts -	Deductions,	Balance at
	Year	of Operation	Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2019	$193,987	$19,860	$—	$—	$213,847
Year ended December 31, 2018	$159,540	$34,447	$—	$—	$193,987
Year ended December 31, 2017	$128,995	$11,039	$19,506	$—	$159,540

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2019, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.4*	Description of Capital Stock of FibroGen, Inc.	—	—	—	—

10.1(i)+	FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(i)	10/1/2014

10.1(ii)+	Forms of stock option agreement, restricted stock purchase agreement and stock appreciation right agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(ii)	10/1/2014

10.1(iii)+	Form of stock option agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan applicable to options exchanged pursuant to FibroGen, Inc.’s 2010 amendment and exchange offer.	S-1	333-199069	10.3(iii)	10/1/2014

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

		S-1	333-199069	10.3(v)	10/1/2014

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	10-Q	001-36740	10.6	11/12/2019

10.5+	FibroGen, Inc. 2018 Bonus Plan.	8-K	001-36740	10.5	2/16/2018

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.9	11/8/2017

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	S-1/A	333-199069	10.17	10/23/2014

10.16†	Amended and Restated License, Development and Commercialization Agreement by and between Registrant and AstraZeneca AB, effective as of July 30, 2013.	10-Q/A	001-36740	10.16	12/14/2017

10.17†	License Agreement by and between FibroGen, Inc. and the University of Miami and its School of Medicine, dated as of May 23, 1997.	S-1	333-199069	10.19	10/1/2014

10.18†	First Amendment to May 23, 1997 License Agreement by and between FibroGen, Inc. and University of Miami, effective as of July 29, 1999.	S-1	333-199069	10.20	10/1/2014

10.19	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.20	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.21†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	S-1	333-199069	10.23	10/1/2014

10.22†	License Agreement by and between FibroGen, Inc. and the Dana-Farber Cancer Institute, Inc., effective as of March 29, 2006.	S-1	333-199069	10.24	10/1/2014

10.23	Amendment No. 1 to License agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of February 28, 2006.	S-1	333-199069	10.25	10/1/2014

10.24	Amendment No. 2 to License Agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of March 14, 2006.	S-1	333-199069	10.26	10/1/2014

10.25+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.26(i)†	Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 29, 2007.	S-1	333-199069	10.28(i)	10/1/2014

10.26(ii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 26, 2008.	S-1	333-199069	10.28(ii)	10/1/2014

10.26(iii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 18, 2008.	S-1	333-199069	10.28(iii)	10/1/2014

10.26(iv)†	Amendment No. 1 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 28, 2009.	S-1	333-199069	10.28(iv)	10/1/2014

10.26(v)†	Amendment No. 3 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 5, 2010.	S-1	333-199069	10.28(v)	10/1/2014

10.26(vi)†	Amendment No. 4 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 24, 2011.	S-1	333-199069	10.28(vi)	10/1/2014

10.26(vii)†	Amendment No. 5 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of April 15, 2011.	S-1	333-199069	10.28(vii)	10/1/2014

10.26(viii)†	Amendment No. 6 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 26, 2011.	S-1	333-199069	10.28(viii)	10/1/2014

10.26(ix)†	Amendment No. 7 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 1, 2012.	S-1	333-199069	10.28(ix)	10/1/2014

10.26(x)†	Amendment No. 8 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 10, 2012.	S-1	333-199069	10.28(x)	10/1/2014

10.26(xi)†	Amendment No. 9 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 26, 2012.	S-1	333-199069	10.28(xi)	10/1/2014

10.26(xii)†	Amendment No. 10 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 21, 2013.	S-1	333-199069	10.28(xii)	10/1/2014

10.26(xiii)†	Amendment No. 11 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 9, 2013.	S-1	333-199069	10.28(xiii)	10/1/2014

10.26(xiv)†	Amendment No. 12 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 1, 2013.	S-1	333-199069	10.28(xiv)	10/1/2014

10.26(xv)†	Amendment No. 13 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 6, 2014.	S-1	333-199069	10.28(xv)	10/1/2014

10.26(xvi)†	Amendment No. 14 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 5, 2014.	S-1	333-199069	10.28(xvi)	10/1/2014

10.26(xvii)†	Amendment No. 15 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of October 20, 2014.	10-Q	001-36740	10.28(xvii)	11/12/2015

10.26(xviii)†	Amendment No. 16 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xviii)	11/12/2015

10.26(xix)†	Amendment No. 17 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xix)	11/12/2015

10.26(xx)†	Amendment No. 18 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 15, 2015.	10-Q	001-36740	10.28(xx)	11/12/2015

10.26(xxi)†	Amendment No. 19 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 1, 2015.	10-Q	001-36740	10.28(xxi)	11/12/2015

10.26(xxii)†	Amendment No. 20 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 1, 2015.	10-Q	001-36740	10.28(xxii)	11/12/2015

10.26(xxiii)†	Amendment No. 21 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 29, 2015.	10-Q	001-36740	10.28(xxiii)	11/12/2015

10.26(xxiv)†	Amendment No. 23 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of September 1, 2015.	10-Q	001-36740	10.28(xxiv)	11/12/2015

10.26(xxv)†	Amendment No. 22 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of April 14, 2016.	10-Q	001-36740	10.26(xxv)	8/8/2016

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

		10-Q	001-36740	10.26(xxvii)	8/8/2016

10.26(xxviii)†	Amendment No. 26 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of June 30, 2016.	10-Q	001-36740	10.26(xxviii)	8/8/2016

10.26(xxix)†	Amendment No. 27 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of July 25, 2016.	10-Q	001-36740	10.26(xxix)	11/8/2016

10.26(xxx)†	Amendment No. 28 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 22, 2016.	10-Q	001-36740	10.26(xxx)	11/8/2016

10.26(xxxi)†	Amendment No. 29 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxi)	3/1/2017

10.26(xxxii)†	Amendment No. 30 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxii)	3/1/2017

10.26(xxxiii)†	Amendment No. 31 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of March 2, 2017	10-Q	001-36740	10.26(xxxiii)	5/9/2017

10.26(xxxiv)†	Amendment No. 32 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	10-K	001-36740	10.26(xxxiv)	2/27/2018

10.26(xxxv)†	Work Order No. 1 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	10-K	001-36740	10.26(xxxv)	2/27/2018

10.26(xxxvi)†	Amendment No. 33 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of January 4, 2019	10-Q	001-36740	10.26(xxxvi)	5/9/2019

10.27†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017	10-Q	001-36740	10.32	5/9/2017

10.28*†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020	--	--	--	--

10.29+	Offer Letter, by and between FibroGen, Inc. and Pat Cotroneo, dated as of October 23, 2000.	S-1	333-199069	10.31	10/1/2014

10.30+	Offer Letter, by and between FibroGen, Inc. and K. Peony Yu, dated as of November 21, 2008.	S-1	333-199069	10.30	10/1/2014

10.31+	Offer Letter, by and between FibroGen, Inc. and James Schoeneck, dated as of September 18, 2019.	10-Q	001-36740	10.7	11/12/2019

10.32*+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	--	--	--	--

10.33*+	Offer Letter, by and between FibroGen, Inc. and Elias Kouchakji, dated as of January 24, 2014.	--	--	--	--

10.34*+	Offer Letter, by and between FibroGen, Inc. and Enrique Conterno, dated as of December 17, 2019.	--	--	--	--

10.35*+	Form of Executive Officer Change in Control and Severance Agreement	--	--	--	--

21.1	Subsidiaries of FibroGen, Inc.	S-1/A	333-199069	21.1	10/24/2014

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	Inline XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

*	Filed herewith.
†	Confidential Information Omitted.
+	Indicates a management contract or compensatory plan.
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

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California.

FIBROGEN, INC.

Date: March 2, 2020	By:	/s/ Enrique Conterno
Enrique Conterno Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2020	By:	/s/ Pat Cotroneo
Pat Cotroneo Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Enrique Conterno and Pat Cotroneo, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Enrique Conterno	Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Enrique Conterno

/s/ Pat Cotroneo	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
Pat Cotroneo

/s/ James A. Schoeneck	Chairman of the Board and Director	March 2, 2020
James A. Schoeneck

/s/ Suzanne Blaug	Director	March 2, 2020
Suzanne Blaug

/s/ Jeffrey L. Edwards	Director	March 2, 2020
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	March 2, 2020
Jeffrey W. Henderson

/s/ Maykin Ho, Ph.D.	Director	March 2, 2020
Maykin Ho, Ph.D.

/s/ Thomas F. Kearns Jr.	Director	March 2, 2020
Thomas F. Kearns Jr.

/s/ Kalevi Kurkijärvi, Ph.D.	Director	March 2, 2020
Kalevi Kurkijärvi, Ph.D.

/s/ Gerald Lema	Director	March 2, 2020
Gerald Lema

/s/ Rory B. Riggs	Director	March 2, 2020
Rory B. Riggs

/s/ Roberto Pedro Rosenkranz, Ph.D., M.B.A.	Director	March 2, 2020
Roberto Pedro Rosenkranz, Ph.D., M.B.A.

/s/ Toshinari Tamura, Ph.D.	Director	March 2, 2020
Toshinari Tamura, Ph.D.