Form 10-Q
period 2020-03-31
FIBROGEN INC
filed 2020-05-07
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding as of April 30, 2020 was 89,104,753.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$121,560	$126,266
Short-term investments	413,869	407,491
Accounts receivable, net ($3,723 and $4,845 from a related party)	58,540	28,455
Inventories	8,408	6,887
Prepaid expenses and other current assets ($126,558 and $125,210 from a related party)	134,028	133,391
Total current assets	736,405	702,490

Restricted time deposits	2,072	2,072
Long-term investments	223	61,118
Property and equipment, net	40,058	42,743
Finance lease right-of-use assets	37,017	39,602
Other assets	8,602	9,372
Total assets	$824,377	$857,397

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$2,865	$6,088
Accrued and other current liabilities ($92 and $36,883 to a related party)	42,309	83,816
Deferred revenue	8,531	490
Finance lease liabilities, current	12,396	12,351
Total current liabilities	66,101	102,745

Long-term portion of lease obligations	1,040	1,141
Product development obligations	16,536	16,780
Deferred revenue, net of current	139,404	99,449
Finance lease liabilities, non-current	34,545	37,610
Other long-term liabilities	89,122	64,266
Total liabilities	346,748	321,991

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2020 and December 31, 2019; 88,896 and 87,657 shares issued and outstanding at March 31, 2020 and December 31, 2019	889	877
Additional paid-in capital	1,319,354	1,300,725
Accumulated other comprehensive income (loss)	1,183	(747)
Accumulated deficit	(863,068)	(784,720)
Total stockholders’ equity	458,358	516,135
Non-controlling interests	19,271	19,271
Total equity	477,629	535,406
Total liabilities, stockholders’ equity and non-controlling interests	$824,377	$857,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
License revenue	$—	$—
Development and other revenue (includes $4,737 and $4,859 from a related party)	19,446	23,863
Product revenue, net	4,955	—
Total revenue	24,401	23,863

Operating costs and expenses:
Cost of goods sold	970	—
Research and development	54,902	50,496
Selling, general and administrative	49,603	22,210
Total operating costs and expenses	105,475	72,706
Loss from operations	(81,074)	(48,843)

Interest and other, net
Interest expense	(633)	(770)
Interest income and other, net	3,165	4,177
Total interest and other, net	2,532	3,407

Loss before income taxes	(78,542)	(45,436)
Benefit from income taxes	(194)	(25)
Net loss	$(78,348)	$(45,411)

Net loss per share - basic and diluted	$(0.89)	$(0.53)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	88,219	85,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(78,348)	$(45,411)
Other comprehensive income (loss):
Foreign currency translation adjustments	281	291
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	1,649	442
Other comprehensive income, net of taxes	1,930	733
Comprehensive loss	$(76,418)	$(44,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net loss	—	—	—	—	(78,348)	—	(78,348)
Change in unrealized gain or loss on investments	—	—	—	1,649	—	—	1,649
Foreign currency translation adjustments	—	—	—	281	—	—	281
Shares issued from stock plans, net of payroll taxes paid	1,238,141	12	1,713	—	—	—	1,725
Stock-based compensation	—	—	16,916	—	—	—	16,916
Balance at March 31, 2020	88,895,630	$889	$1,319,354	$1,183	$(863,068)	$19,271	$477,629

Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	(45,411)	—	(45,411)
Change in unrealized gain or loss on investments	—	—	—	442	—	—	442
Foreign currency translation adjustments	—	—	—	291	—	—	291
Shares issued from stock plans, net of payroll taxes paid	697,462	7	(423)	—	—	—	(416)
Stock-based compensation	—	—	16,430	—	—	—	16,430
Balance at March 31, 2019	86,129,564	$861	$1,242,460	$(937)	$(753,161)	$19,271	$508,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(78,348)	$(45,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,868	2,744
Amortization of finance lease right-of-use assets	2,594	2,569
Net accretion of discount on investments	(143)	(1,350)
Unrealized loss (gain) on equity investments	21	(51)
Gain on disposal of property and equipment	—	(10)
Stock-based compensation	16,916	16,430
Tax benefit on unrealized gain on available-for-sale securities	(439)	(118)
Realized loss on sales of available-for-sale securities	258	—
Changes in operating assets and liabilities:
Accounts receivable, net	(30,085)	57,661
Inventories	(1,521)	—
Prepaid expenses and other current assets	(637)	(2,785)
Other assets	761	(51)
Accounts payable	(3,223)	(5,367)
Accrued and other liabilities	(41,224)	736
Deferred revenue	47,996	(2,580)
Accrued interest for finance lease liabilities	(216)	219
Other long-term liabilities	24,936	(156)
Net cash provided by (used in) operating activities	(59,486)	22,480

Investing activities
Purchases of property and equipment	(459)	(483)
Purchases of available-for-sale securities and term deposit	(38)	(76,004)
Proceeds from sales of available-for-sale securities	10,606	—
Proceeds from maturities of investments	45,900	50,000
Net cash provided by (used in) investing activities	56,009	(26,487)

Financing activities
Repayments of finance lease liabilities	(2,814)	(3,017)
Repayments of lease obligations	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(5,279)	(5,988)
Proceeds from issuance of common stock	7,004	5,572
Net cash used in financing activities	(1,190)	(3,534)
Effect of exchange rate change on cash and cash equivalents	(39)	(44)
Net decrease in cash and cash equivalents	(4,706)	(7,585)
Total cash and cash equivalents at beginning of period	126,266	89,258
Total cash and cash equivalents at end of period	$121,560	$81,673

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

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received marketing authorization in China for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. Evrenzo® (roxadustat) is also approved in Japan for the treatment of anemia associated with CKD in dialysis patients. In January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients.

The Company’s NDA filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted by the U.S. Food and Drug Administration (“FDA”) in February 2020. In Europe, the Marketing Authorization Application (“MAA”) filing with the European Medicines Agency (“EMA”) is expected in the second quarter of 2020 for CKD in both dialysis and non-dialysis.

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe Oy and FibroGen China Anemia Holdings, Ltd. (“FibroGen China”). All inter-company transactions and balances have been eliminated in consolidation. The Company operates as one segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (“2019 Form 10-K”).

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

Net Loss per Share

Diluted weighted average shares did not include 8.7 million and 9.5 million securities for the three months March 31, 2020 and 2019, as they were anti-dilutive.

Risks and Uncertainties

The Company’s business is subject to risks and uncertainties, including those related to the severe acute respiratory syndrome coronavirus 2 and the associated disease (“COVID-19”) and the related shelter-in-place, stay-at-home and other similar governmental orders issued in response to the COVID-19 pandemic.

In the first quarter of 2020, the Company experienced slower enrollment in its clinical trials due to the interruption caused by COVID-19 in the normal worldwide healthcare system, as well as an impact on its roxadustat sales in China due to the social distancing and other restrictions put in place, particularly during February and March. The future impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. The COVID-19 pandemic may continue to affect enrollment in and initiation of the Company’s clinical trials, and could affect the Company’s supply chain if further social distancing and other business restrictions are put in place by various government entities, particularly in China and the U.S. COVID-19 may affect the health of the Company’s employees limiting the Company’s productivity. The COVID-19 pandemic may also impact the market for the Company’s products and product candidates in the future, affecting sales of the Company’s products. Such possible risks and uncertain impacts from the COVID-19 pandemic could have a material adverse effect on the Company’s drug development, commercialization revenues, and other portions of its business, and in particular, could impact the Company’s assumptions of accounts receivable collectability, fair value measurements of investments, liquidity, and development costs. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, particularly with respect to the scope and severity of the pandemic, governmental restrictions put in place to fight the pandemic, and the development of vaccines and treatments for COVID-19. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to estimate the likely impact of the COVID-19 pandemic on our future operations.

Recently Issued and Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance was effective for annual reporting periods beginning after December 15, 2019, including interim periods. The Company adopted this guidance on January 1, 2020 using the prospective method, and the adoption of this guidance did not have material impact to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance requires the measurement of financial assets with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance requires an impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Entities are required to carry an allowance for expected credit losses for financial assets, including most debt instruments (except those carried at fair value) and trade receivables. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”), which has the same effective dates and transition requirements as ASU 2016-13. ASU 2016-13 and ASU 2019-11 were effective for annual reporting periods beginning after December 15, 2019 including interim periods. The Company’s investment portfolio primarily consists of U.S. Treasury bills and notes carried at fair value, which is required to follow the impairment model under Topic 326. The Company adopted this guidance on January 1, 2020. Based on the composition of the Company’s trade receivables and investment portfolio, economic conditions and historical credit loss activity, the adoption of this guidance did not have material impact to the Company’s consolidated financial statements.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2019 Form 10-K, except for the following:

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the three months ended March 31, 2020 and the allowance for doubtful accounts as of March 31, 2020 were immaterial.

Credit losses – Available-for-sale debt securities

The Company periodically assesses its available-for-sale investments for other-than-temporary impairment. For debt securities in an unrealized loss position, the Company first considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. If either of these criteria are met, the amortized cost basis of such debt securities is written down to fair value through interest and other, net.

For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in the fair value of such debt securities has resulted from credit losses or other factors. The Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the securities, among other factors. If this assessment indicates that a credit loss may exist, the Company then compares the present value of cash flows expected to be collected from such securities to their amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through interest and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
2.	Collaboration Agreements

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range after commercial launch. The aggregate amount of consideration received through March 31, 2020 totals $90.1 million.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of consideration received through March 31, 2020 totals $410.0 million.

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA, following the Company’s NDA submission to the FDA. These milestones became probable of being achieved in the second quarter of 2019, and the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.3 million was recognized as revenue during the three months ended March 31, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments are not billable to Astellas until the submission of an MAA, which is expected in the second quarter of 2020. Therefore this $130.0 million remained as an unbilled contract asset as of March 31, 2020.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, and the remaining $50.0 million was received in April 2020 as a result of the NDA submission milestone, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of consideration received through March 31, 2020 totals $389.0 million.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.2 million was recognized as revenue during the three months ended March 31, 2020, from performance obligations satisfied or partially satisfied. The Company submitted such NDA in December 2019, which was accepted by the FDA for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore this $50.0 million was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of such consideration received through March 31, 2020 totals $77.2 million.

In December 2019, roxadustat was included on the updated National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration (“NHSA”) for the treatment of anemia in CKD, covering patients who are non-dialysis dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to the Company by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the China Agreement during fourth quarter of 2019. This milestone payment was received during the first quarter of 2020.

AstraZeneca and Astellas approved the development of roxadustat for the treatment of chemotherapy-induced anemia (“CIA”) in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50/50 between AstraZeneca and Astellas. In addition, in December 2018, anemia of chronic inflammation (“ACI”) and multiple myeloma (“MM”) was approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, the Company concluded that the addition of these new indications represents a modification to the collaboration agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA, ACI and MM under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2020	2019
Japan	License revenue	$—	$—
	Development revenue	$163	$246

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through March 31, 2020	Deferred Revenue at March 31, 2020	Total Consideration Through March 31, 2020
License	$86,024	$—	$86,024
Development revenue	15,293	269	15,562
Total license and development revenue	$101,317	$269	$101,586

The revenue recognized under the Japan Agreement for the three months ended March 31, 2020 included an increase in revenue of $0.1 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes no further variable consideration from estimated future co-development billing.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2020	2019
Europe	License revenue	$—	$—
	Development revenue	$4,574	$4,613

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through March 31, 2020	Deferred Revenue at March 31, 2020		Total Consideration Through March 31, 2020
License	$487,951	$—		$487,951
Development revenue	235,582	3,442		239,024
Total license and development revenue	$723,533	$3,442	*	$726,975

_______________________________________________________________________________________________________

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of March 31, 2020, prepaid expenses and other current assets included a net unbilled contract asset of $126.6 million related to the Europe Agreement, which represents the net of the above-mentioned unbilled contract asset of $130.0 million, and $3.4 million of deferred revenue presented above.

The revenue recognized under the Europe Agreement for the three months ended March 31, 2020 included an increase in revenue of $0.9 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $38.2 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2020	2019
U.S. / RoW and China	License revenue	$—	$—
	Development revenue	14,556	19,004
	China performance obligation	$153	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through March 31, 2020	Deferred Revenue at March 31, 2020	Total Consideration Through March 31, 2020
License	$341,844	$—	$341,844
Co-development, information sharing & committee services	507,822	6,323	514,145
China performance obligation	243	141,079	141,322
Total license and development revenue	$849,909	$147,402	$997,311

The revenue recognized under the U.S./RoW Agreement for the three months ended March 31, 2020 included an insignificant decrease in revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $115.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Product Revenue, Net

The Company started commercial sales of roxadustat drug product in China in the third quarter of 2019. Drug product revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of price adjustment, contractual sales rebate and other discounts. Product revenue, net was as follows (in thousands):

Three Months Ended March 31, 2020
Gross revenue	$5,372
Contractual sales rebate	(376)
Key account hospital sales rebate	(27)
Transfer fee discount	(14)
Product revenue, net	$4,955

For the three months ended March 31, 2020, the contractual sales rebate was $0.4 million, which was calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. All other rebates including sales return allowance were immaterial for the period.

The following table is a roll-forward of accounts receivable allowances related to product revenue:

	Balance at December 31, 2019	Current Period Additions	Credits / Payments	Balance at March 31, 2020
Price adjustment	$936	$—	$—	$936
Contractual sales rebate	148	376	—	524
Key account hospital sales rebate	12	27	—	39
Transfer fee discount	6	14	—	20
Total	$1,102	$417	$—	$1,519

The above contractual allowances are recorded as reductions of the gross accounts receivable from the distributor in the same period that the related revenue is recorded, and applied to future sales orders made by the distributor under the Company’s discretion.

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

Deferred revenue includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China. As of March 31, 2020, approximately $1.7 million of the related deferred revenue was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, as a result of the transfer of control of commercial drug product in China.

3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$303,265	$80,489	$—	$383,754
Equity investments	223	—	—	223
Money market funds	72,148	—	—	72,148
Certificate of deposit	—	30,115	—	30,115
Total	$375,636	$110,604	$—	$486,240

	December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$347,383	$80,123	$—	$427,506
Bond and mutual funds	10,816	—	—	10,816
Equity investments	255	—	—	255
Money market funds	85,551	—	—	85,551
Certificate of deposit	—	30,032	—	30,032
Total	$444,005	$110,155	$—	$554,160

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,443	$1,443

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,544	$1,544

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

4.	Leases

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	March 31, 2020	December 31, 2019
Assets
Finance:
Right-of-use assets - cost		$49,918	$49,909
Accumulated amortization		(12,901)	(10,307)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	37,017	39,602
Operating:
Right-of-use assets - cost		2,736	2,736
Accumulated amortization		(1,078)	(805)
Operating lease right-of-use assets, net	Other assets	1,658	1,931
Total lease assets		$38,675	$41,533

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,396	$12,351
Operating lease liabilities	Accrued and other current liabilities	900	983
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	34,545	37,610
Operating lease liabilities	Other long-term liabilities	678	942
Total lease liabilities		$48,519	$51,886

The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Line Item	2020	2019
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$2,594	$2,569
Interest on lease liabilities	Interest expense	515	640
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	309	126
Sublease income	Selling, general and administrative expenses	(292)	(588)
Total lease cost		$3,126	$2,747

Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149	$99
Operating cash flows from finance leases	517	435
Financing cash flows from finance leases	2,814	3,017
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	9	49,598
Operating leases	$—	$730

Lease term and discount rate were as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	3.4	3.6
Operating leases	1.9	2.1
Weighted-average discount rate:
Finance leases	4.42%	4.42%
Operating leases	4.75%	4.75%

Maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

Year Ending	Finance Leases	Operating Leases
2020 (Remaining nine month period)	$10,535	$689
2021	13,680	657
2022	13,883	302
2023	12,523	—
Total future lease payments	50,621	1,648
Less: Interest	(3,680)	(70)
Present value of lease liabilities	$46,941	$1,578

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash	$49,412	$40,715
Money market funds	72,148	85,551
Total cash and cash equivalents	$121,560	$126,266

At March 31, 2020 and December 31, 2019, a total of $29.8 million and $11.9 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, term deposit and  certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$381,238	$2,516	$—	$383,754
Certificates of deposit	30,000	115	—	30,115
Equity investments	125	98	—	223
Total investments	$411,363	$2,729	$—	$414,092

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$426,995	$536	$(25)	$427,506
Certificates of deposit	30,000	32	—	30,032
Bond and mutual funds	10,730	86	—	10,816
Equity investments	125	130	—	255
Total investments	$467,850	$784	$(25)	$468,609

At March 31, 2020, all of the available-for-sale investments had contractual maturities within one year. During the three months ended March 31, 2020, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$459	$325
Work-in-progress	2,948	2,264
Finished goods	5,001	4,298
Total inventories	$8,408	$6,887

The provision to write-down excess and obsolete inventory was nominal for the three months ended March 31, 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Unbilled contract assets	$130,000	$180,000
Deferred revenues from associated contracts	(3,442)	(54,790)
Net unbilled contract assets	126,558	125,210
Prepaid assets	5,267	6,464
Other current assets	2,203	1,717
Total prepaid expenses and other current assets	$134,028	$133,391

The unbilled contract assets as of March 31, 2020 were related to two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe. The unbilled contract assets as of December 31, 2019 also included a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S, which was submitted in December 2019 and accepted for review in February 2020. Therefore, the $50.0 million milestone was billed during the first quarter of 2020, and recorded as accounts receivable as of March 31, 2020. See Note 2 for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$101,721	$101,548
Laboratory equipment	17,359	17,329
Machinery	8,229	8,217
Computer equipment	8,879	8,399
Furniture and fixtures	5,883	5,822
Construction in progress	1,212	1,792
Total property and equipment	$143,283	$143,107
Less: accumulated depreciation	(103,225)	(100,364)
Property and equipment, net	$40,058	$42,743

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Preclinical and clinical trial accruals	$16,704	$16,279
API product price adjustment	—	36,324
Payroll and related accruals	11,899	19,784
Property taxes and other	4,033	2,044
Professional services	4,608	4,842
Other	5,065	4,543
Total accrued liabilities	$42,309	$83,816

The amount of $36.3 million accrued as of December 31, 2019 was related to the change in estimated variable consideration of active pharmaceutical ingredient (“API”) product at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare. The amount was fully paid during the first quarter of 2020.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued long-term co-promotional expenses	$78,301	$53,071
Other long-term tax liabilities	8,786	8,913
Operating lease liabilities, non-current	678	942
Other	1,357	1,340
Total other long-term liabilities	$89,122	$64,266

The accrued long-term co-promotional expenses of $78.3 million and $53.1 million as of March 31, 2020 and December 31, 2019, respectively, were related to the estimated amount payable to AstraZeneca for its sales and marketing efforts related to the commercial launch for roxadustat in China. The payment for such amount is not expected to occur within the next year.
6.	Stock-Based Compensation

Stock-based compensation expense was allocated to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$10,637	$9,578
Selling, general and administrative	6,279	6,852
Total stock-based compensation expense	$16,916	$16,430

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2020	2019
Stock Options
Expected term (in years)	5.7	5.3
Expected volatility	68.3%	67.9%
Risk-free interest rate	0.9%	2.6%
Expected dividend yield	—	—
Weighted average estimated fair value	$17.24	$34.14

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	49.5 - 57.7%	48.1 - 62.1%
Risk-free interest rate	1.5 - 2.9%	1.3 - 2.9%
Expected dividend yield	—	—
Weighted average estimated fair value	$18.57	$20.57

7.	Income Taxes

The benefits from income taxes for the three months ended March 31, 2020 and 2019 were primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The Company evaluated and determined that the impact is immaterial.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

8.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.7 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.

The Company recorded expense related to collaboration agreements with Astellas of $0.1 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, accounts receivable from Astellas were $3.7 million and $4.8 million, respectively, and amounts due to Astellas were $0.1 million and $36.9 million, respectively. The amounts due to Astellas as of December 31, 2019 included $36.3 million of a change in estimated variable consideration related to the API product revenue recognized in 2018, at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare. Such amount was fully paid during the first quarter of 2020.

Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 included $126.6 and $125.2 million of net unbilled contract assets, respectively, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $3.4 million and $4.8 million of associated deferred revenue. See Note 2 for details. According to the Europe Agreement, this $130.0 million is not billable to Astellas until the submission of an MAA, therefore the net contract asset was included in the prepaid expenses and other current assets line on the Company’s consolidated balance sheet.

9.Commitments and Contingencies

Contract Obligations

As of March 31, 2020, the Company had outstanding total non-cancelable contract obligations of $23.5 million, including $11.9 million for manufacture and supply of roxadustat, $11.0 million for future milestone payments for research and pre-clinical stage development programs, and $0.6 million for other purchases. The Company expects to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Legal Proceedings

The Company is a party to various legal actions that arose in the ordinary course of its business. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of March 31, 2020, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.

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

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received marketing authorization in China for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. Evrenzo® (roxadustat) is approved in Japan for the treatment of anemia associated with CKD in dialysis patients. In January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients.

Our U.S. NDA filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted by the U.S. Food and Drug Administration (“FDA”) in February 2020. In Europe, the Marketing Authorization Application (“MAA”) filing with the European Medicines Agency (“EMA”) is expected in the second quarter of 2020 for CKD in both dialysis and non-dialysis.

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

Impact of COVID-19

On March 11, 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly. The rapid spread has resulted in authorities implementing numerous measures to contain the virus, such as travel restrictions, quarantines, shelter-in-place orders, and business shutdowns.

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. While we have seen some impacts from COVID-19, such as slower enrollment in our clinical trials and some effect on our roxadustat sales in China, particularly in February and March, we do not know if, or to what extent, these effects will continue in the future, as the impact of the COVID-19 pandemic continues to unfold. The effect on our operational and financial performance will depend in large part on future developments with the disease, which cannot be predicted with confidence at this time. Future developments include the duration, scope, and severity of the COVID-19 pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the impact on healthcare systems and operating procedures, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the largely unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

The financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19 relative to prior quarters. However, we will continue to monitor, and to the extent possible, mitigate the impact of the COVID-19 pandemic on our business.

Financial Highlights

	Three Months Ended March 31,
	2020	2019
	(in thousands, except for per share data)
Result of Operations
Revenue	$24,401	$23,863
Operating costs and expenses	$105,475	$72,706
Net loss	$(78,348)	$(45,411)
Net loss per share - basic and diluted	$(0.89)	$(0.53)

	March 31, 2020	December 31, 2019
	(in thousands)
Balance Sheet
Cash and cash equivalents	$121,560	$126,266
Short-term and long-term investments	$414,092	$468,609
Accounts receivable	$58,540	$28,455

Our revenue for the three months ended March 31, 2020 included the revenue recognized related to the following:

•	$19.4 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”); and
•	$5.0 million net product revenue from commercial sales of roxadustat drug product in China.

As comparison, our revenue for the three months ended March 31, 2019 was solely from development revenue recognized under our collaboration agreements with Astellas and AstraZeneca.

Operating costs and expenses for the three months ended March 31, 2020 increased compared to the same period a year ago primarily due to the following:

•	Higher outside service expenses associated with co-promotional activities expenses with AstraZeneca sales and marketing efforts in China related to the commercial launch of roxadustat;
•

Higher drug development expenses associated with higher drug substance manufacturing activities related to pamrevlumab, and higher drug substance manufacturing activities related to roxadustat in its global program; and

•	Higher clinical trial expenses associated with commencement of Phase 3 trials for pamrevlumab, offset by lower activities due to substantial completion of Phase 3 trials for roxadustat.

During the three months ended March 31, 2020, we had a net loss of $78.3 million, or net loss per basic and diluted share of $0.89, as compared to a net loss of $45.4 million for the same period a year ago, primarily due to an increase in operating costs and expenses.

Cash and cash equivalents, investments and accounts receivable totaled $594.2 million at March 31, 2020, a decrease of $29.1 million from December 31, 2019, primarily due to the cash used in operations.

Commercial and Development Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

We continue our commercial launch efforts for roxadustat (tradename: 爱瑞卓®) in China after receiving marketing authorization for the treatment of anemia caused by CKD in non-dialysis and dialysis patients. The Chinese government is rapidly implementing the 2019 National Reimbursement Drug List (“NRDL”), to which roxadustat was added effective January 1, 2020. While there was some impact to sales in China during the first quarter due to COVID-19, particularly in February and March, we do not know if, or to what extent, these effects will continue going forward. Now that China has largely re-opened, we and our partner AstraZeneca continue our strong focus on hospital listing efforts for roxadustat.

In Japan, our partner Astellas continues the commercial launch of Evrenzo® (roxadustat), which was approved for the treatment of anemia associated with CKD in dialysis patients. In January 2020, Astellas submitted a supplemental NDA in Japan for the treatment of anemia in CKD patients not on dialysis.

In conjunction with our collaboration partners, AstraZeneca and Astellas, we have completed the Phase 3 trials of roxadustat supporting our NDA in the United States (“U.S.”) and the expected MAA in the European Union and the United Kingdom (collectively, “Europe”) for the treatment of anemia in CKD.

Our NDA filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted by the FDA in February 2020. The FDA set a Prescription Drug User Fee Act goal date of December 20, 2020.

The planned MAA filing with the EMA for roxadustat in CKD anemia is expected in the second quarter of 2020 for dialysis and non-dialysis patients. In addition, in collaboration with AstraZeneca, applications for marketing authorization of roxadustat in CKD anemia have been submitted for Canada, Australia, Mexico, Brazil, Chile, Taiwan, South Korea, Philippines, Singapore and India.

During the first quarter of 2020, we presented two roxadustat posters at the annual National Kidney Foundation Spring Clinical meeting. These posters showed that, in our Phase 3 non-dialysis trials in CKD anemia, roxadustat corrected and maintained hemoglobin using similar doses regardless of iron status at baseline. Roxadustat also reduced the risk of red blood cell transfusions and IV iron rescue compared to placebo regardless of iron status at baseline. In addition, we presented data from our Phase 3 dialysis trials in CKD anemia, showing roxadustat reduced the risk of red blood cell transfusion as compared with epoetin alfa.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We continue to enroll our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia. This is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in up to 100 patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with a treatment duration of 16 weeks.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We are continuing to enroll our global 160-patient double-blind, placebo-controlled Phase 3 clinical study of roxadustat in transfusion-dependent, lower risk MDS patients. Patients are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve 8-week transfusion independence by 28 weeks with safety evaluated up to 52 weeks.

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

Idiopathic Pulmonary Fibrosis

We are conducting ZEPHYRUS, our Phase 3 trial of pamrevlumab in IPF patients, and are preparing to initiate ZEPHYRUS-2, a second IPF Phase 3 study. Both studies are double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity. In order to minimize the risk of exposure to COVID-19 in this vulnerable IPF patient population with compromised lung function, we decided to pause near-term enrollment in the ongoing ZEPHYRUS Phase 3 clinical study. We look forward to re-initiating enrollment in this study and initiating the ZEPHYRUS-2 trial as conditions improve.

Locally Advanced Unresectable Pancreatic Cancer

In 2019, we initiated LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with gemcitabine and nab-paclitaxel. We are working with clinical trial sites and investigators in order to mitigate risks and other challenges associated with COVID-19 and the restrictions instituted to combat COVID-19.

Duchenne Muscular Dystrophy

In the second half of 2020, we expect to initiate a Phase 3 clinical trial, LELANTOS, evaluating pamrevlumab as a treatment for DMD. LELANTOS will be a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, performance, cardiac, and fibrosis assessments.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through March 31, 2020 totals $500.1 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

During the second quarter of 2019, we received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA, following our NDA submission to the FDA in 2019. These milestones became probable of being achieved in the second quarter of 2019, and substantially all of the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.3 million was recognized as revenue during the three months ended March 31, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments are not billable to Astellas until the submission of an MAA, which is expected in the second quarter of 2020. Therefore this $130.0 million remained as an unbilled contract asset as of March 31, 2020.

In addition, as of March 31, 2020, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into the U.S./RoW Agreement, a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China. In July 2013, through our China subsidiary and related affiliates, we entered into the China Agreement, a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China. Under these agreements, we provide AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through March 31, 2020 totals $466.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct commercialization activities in China and fund roxadustat launch costs in China until FibroGen Beijing has achieved profitability. At that time, AstraZeneca will recoup 50% of their historical launch costs out of initial roxadustat profits in China. As of March 31, 2020, we accrued $78.3 million of cumulative co-promotional expenses related to the estimated amount payable to AstraZeneca for such sales and marketing efforts. The payment for such amount is not expected to occur within the next year.

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

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.2 million was recognized as revenue during the three months ended March 31, 2020, from performance obligations satisfied or partially satisfied. The Company submitted such NDA in December 2019, which was accepted by the FDA for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore, this $50.0 million milestone was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

In December 2019, roxadustat has been included on the updated NRDL released by China’s NHSA for the treatment of anemia in CKD, covering patients who are non-dialysis-dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to us by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the fourth quarter of 2019. This milestone payment was fully received during the first quarter of 2020.

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2020 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through March 31, 2020	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$90,093	$82,500	$172,593
Europe Agreement	410,000	335,000	745,000
Total Astellas	500,093	417,500	917,593
AstraZeneca:
U.S. / RoW Agreement	389,000	860,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	466,200	1,159,500	1,625,700
Total revenue	$966,293	$1,577,000	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$—	$—	—%
Development and other revenue	19,446	23,863	(4,417)	(19)%
Product revenue, net	4,955	—	4,955	100%
Total revenue	$24,401	$23,863	$538	2%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started commercial sales of roxadustat drug product in China in the third quarter of 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. We did not have any license revenue for the three months ended March 31, 2020 and 2019.

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

In addition, for the first quarter of 2020, our $5.0 million of net product revenue from roxadustat sales in China was affected by the COVID-19 pandemic and the fact that patient and physician interaction was limited during a significant portion of the quarter, particularly in February and March. However, it is difficult to estimate how much sales were affected by COVID-19 due to the limited history of roxadustat product revenue to compare to.

Total revenue increased $0.5 million, or 2% for the three months ended March 31, 2020 compared to the same period a year ago for the reasons discussed in the sections below.

Development and Other Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Development revenue:
Astellas	$4,737	$4,859	$(122)	(3)%
AstraZeneca	14,709	19,004	(4,295)	(23)%
Total development revenue	19,446	23,863	(4,417)	(19)%

Development and other revenue decreased $4.4 million, or 19% for the three months ended March 31, 2020 compared to the same period a year ago. Development revenue recognized under our collaboration agreements with AstraZeneca and Astellas decreased $4.3 million, or 23%, and $0.1 million, or 3%, respectively primarily due to decreases in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Product Revenue, Net

Three Months Ended March 31, 2020
(dollars in thousands)
Gross revenue	$5,372
Contractual sales rebate	(376)
Key account hospital sales rebate	(27)
Transfer fee discount	(14)
Product revenue, net	$4,955

We started commercial sales of roxadustat drug product in China in the third quarter of 2019. Product revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those products, net of contractual sales rebate and other discounts. The gross product revenue for the three months ended March 31, 2020 was $5.4 million. The contractual sales rebate was $0.4 million, which was calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between us and each distributor. Key account hospital sales rebate, transfer fee discount and sales return allowance were immaterial for the period.

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$970	$—	$970	100%
Research and development	54,902	50,496	4,406	9%
Selling, general and administrative	49,603	22,210	27,393	123%
Total operating costs and expenses	$105,475	$72,706	$32,769	45%

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. We have also seen some reduced enrollment in our clinical trials, particularly for our IPF pamrevlumab trial that has paused enrollment. However, the overall impact of COVID-19 on our expenses was not significant.  In the first quarter of 2020, some reduction in expenses, such as due to reduced travel and paused or slowed enrollment for trials, were offset by some increased expenses, such as in patient care.

Total operating costs and expenses increased $32.8 million, or 45% for the three months ended March 31, 2020, compared to the same periods a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold, associated with the commercial sales of roxadustat drug product in China, consists of direct costs to manufacture commercial drug product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation reserve. Cost of goods sold was $1.0 million for the three months ended March 31, 2020, primarily consisted of costs associated with the manufacturing of roxadustat drug product.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
Product Candidate	Phase of Development	2020	2019
		(in thousands)
Roxadustat	Phase 3	$26,038	$33,143
Pamrevlumab	Phase 2/3	22,100	12,426
FG-5200	Preclinical	1,035	1,336
Other research and development expenses		5,729	3,591
Total research and development expenses		$54,902	$50,496

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

Research and development expenses increased $4.4 million, or 9% for the three months ended March 31, 2020, compared to the same period a year ago, as a result of the following:

•

Increase of $3.2 million in drug development expenses, primarily due to higher drug substance manufacturing activities related to pamrevlumab, and higher drug substance manufacturing activities related to roxadustat in its global program;

•

Increase of $2.4 million in clinical trials costs, primarily due to commencement of Phase 3 trials for pamrevlumab, partially offset by the substantial completion of Phase 3 trials for roxadustat and lower activities related to NDA preparation as it was submitted in December 2019;

•	Increase of $2.2 million in facility related expense, primarily due to higher allocated overhead costs and higher depreciation expenses related to China facilities;
•	Increase of $1.1 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities;
•	Decrease of $2.8 million due to capitalization of inventory manufacturing costs associated with roxadustat production; and
•	Decrease of $1.5 million in outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

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

We anticipate that our SG&A expenses will increase in the future as we increase co-promotional expenses for roxadustat. Additionally, we anticipate an increase in payroll and related expenses associated with an increase in headcount to support the growth of the business in connection with potential commercialization of our product candidates.

SG&A expenses increased $27.4 million, or 123% for the three months ended March 31, 2020, compared to the same period a year ago, as a result of the following:

•

Increase of $26.8 million in outside service expenses, due to the recognition of our share of co-promotional expenses incurred during the current period with AstraZeneca sales and marketing efforts related to the commercial launch of roxadustat in China; and

•	Increase of $1.0 million in employee-related costs primarily due to higher headcount in the sales and marketing functions in China and higher compensation levels.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(633)	$(770)	$137	(18)%
Interest income and other, net	3,165	4,177	(1,012)	(24)%
Total interest and other, net	$2,532	$3,407	$(875)	(26)%

Interest Expense

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

Interest income and other, net decreased $1.0 million, or 24% for the three months ended March 31, 2020, compared to the same period a year ago, primarily due to $1.5 million lower interest earned on our cash, cash equivalents and investments associated with the lower average balances, partially offset by $0.9 million higher unrealized foreign currency gain during the current year period.

Benefit from Income Taxes

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Loss before income taxes	$(78,542)	$(45,436)
Benefit from income taxes	(194)	(25)
Effective tax rate	0.2%	0.1%

The benefits from income taxes for the three months ended March 31, 2020 and 2019 were primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. We evaluated and determined that the impact is immaterial.

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

As of March 31, 2020, we had cash and cash equivalents of $121.6 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of March 31, 2020, we had short-term and long-term investments of $413.9 million and $0.2 million, respectively. As of March 31, 2020, a total of $29.8 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat drug product in China. Even with the expectation of increases in revenue from drug product sales, we anticipate that we will continue to generate losses for the foreseeable future. We expect increase in our operating expenses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. To date, we have funded certain portions of our research and development and manufacturing efforts in China and Europe through outside parties. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although our share of expenses for roxadustat will decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(59,486)	$22,480
Investing activities	56,009	(26,487)
Financing activities	(1,190)	(3,534)
Effect of exchange rate changes on cash and cash equivalents	(39)	(44)
Net increase (decrease) in cash and cash equivalents	$(4,706)	$(7,585)

Operating Activities

Net cash used in operating activities was $59.5 million for the three months ended March 31, 2020 and consisted primarily of net loss of $78.3 million adjusted for non-cash items of $22.1 million, offset by a net decrease in operating assets and liabilities of $3.2 million. The significant non-cash items included stock-based compensation expense of $16.9 million, depreciation expense of $2.9 million and amortization of finance lease ROU of $2.6 million. The significant items in the changes in operating assets and liabilities included the decreases resulting from the following:

•

Accrued and other liabilities of $41.2 million, primarily driven by the payment of $36.3 million that was accrued at December 31, 2019, related to the change in estimated variable consideration associated with the roxadustat active pharmaceutical ingredient (“API”) delivery; as well as driven by the timing of invoicing and payment;

•

Accounts receivable of $30.1 million, primarily related to the billing of a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the FDA acceptance of our NDA submission for review in the U.S., as well as driven by the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•	Accounts payable of $3.2 million, primarily driven by the timing of invoicing and payment; and
•	Inventories of $1.5 million, driven by the increased inventory level related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

The decreases were partially offset by the increases resulting from the following:

•

Deferred revenue of $48.0 million, primarily related to the above-mentioned billing of the $50.0 million regulatory milestone. Such milestone was not billable to AstraZeneca as of December 31, 2019 under the U.S./RoW Agreement. As a result, the associated deferred revenues was net by $50.0 million at December 31, 2019. The change in deferred revenue was also driven by the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca; and

•

Other long-term liabilities of $24.9 million, primarily due to the additional accrual of co-promotional expenses with AstraZeneca for sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year.

Net cash provided by operating activities was $22.5 million for the three months ended March 31, 2019 and consisted primarily of net loss of $45.4 million adjusted for non-cash items of $20.2 million and a net increase in operating assets and liabilities of $47.7 million. The significant non-cash items included stock-based compensation expense of $16.4 million, depreciation expense of $2.7 million, amortization of finance lease ROU of $2.6 million, and net amortization of premium and discount on investments of $1.4 million. The significant items in the changes in operating assets and liabilities included an increase resulting from the following:

•

Accounts receivable of $57.7 million, primarily related to the collection of $43.9 million from Astellas for the roxadustat API delivery in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

The increase was partially offset by decreases resulting from the following:

•	Accounts payable of $5.4 million, primarily driven by the timing of invoicing and payments;
•	Prepaid expenses and other current assets of $2.8 million, primarily driven by the timing of invoicing and payments; and
•	Deferred revenue of $2.6 million, related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $56.0 million for the three months ended March 31, 2020 and consisted primarily of $45.9 million of proceeds from maturities of investments, and $10.6 million of proceeds from sales of available-for-sale securities.

Net cash used in investing activities was $26.5 million for the three months ended March 31, 2019 and consisted primarily of $76.0 million of cash used in purchases of available-for-sale securities, partially offset by $50.0 million of proceeds from maturities of investments.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liability.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2020 and consisted primarily of $5.3 million of cash paid for payroll taxes on restricted stock unit releases and $2.8 million of repayments of finance lease liabilities, partially offset by $7.0 million of proceeds from the issuance of common stock upon exercise of stock options.

Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2019 and consisted primarily of $6.0 million of cash paid for payroll taxes on restricted stock unit releases and $3.0 million of repayments of finance lease liabilities partially offset by $5.6 million of proceeds from the issuance of common stock upon exercise of stock options.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

During the first quarter of 2020, the Company entered into a Master Supply Agreement with Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited for the manufacture and supply of bulk roxadustat (as API), and other intermediates for use in the commercialization and development of products containing roxadustat.

As of March 31, 2020, the Company had outstanding total non-cancelable contract obligations of $23.5 million, including $11.9 million for manufacture and supply of roxadustat (including $10.7 million for the above-mentioned agreement), $11.0 million for future milestone payments for research and pre-clinical stage development programs, and $0.6 million for other purchases. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Recently Issued and Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance was effective for annual reporting periods beginning after December 15, 2019, including interim periods. We adopted this guidance on January 1, 2020 using the prospective method, and the adoption of this guidance did not have material impact to our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance requires the measurement of financial assets with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance requires an impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Entities are required to carry an allowance for expected credit losses for financial assets, including most debt instruments (except those carried at fair value) and trade receivables. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”), which has the same effective dates and transition requirements as ASU 2016-13. ASU 2016-13 and ASU 2019-11 were effective for annual reporting periods beginning after December 15, 2019 including interim periods. Our investment portfolio primarily consists of U.S. Treasury bills and notes carried at fair value, which is required to follow the impairment model under Topic 326. We adopted this guidance on January 1, 2020. Based on the composition of our trade receivables and investment portfolio, economic conditions and historical credit loss activity, the adoption of this guidance did not have material impact to our consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance is effective for annual reporting periods beginning after December 15, 2020 including interim periods, with early adoption permitted. We do not plan to early adopt this guidance and do not anticipate a material impact to its consolidated financial statements upon adoption of this guidance.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2020 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We believe there has been no material change in our exposure to market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as a result of the COVID-19 pandemic and described in the section above titled “Risks and Uncertainties”.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”), myelodysplastic syndromes (“MDS”), and chemotherapy-induced anemia, and pamrevlumab in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2019, 2018 and 2017 were $77.0 million, $86.4 million and $120.9 million, respectively. As of March 31, 2020, we had an accumulated deficit of $863.1 million. As of March 31, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $535.4 million plus $0.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the People’s Republic of China (“China”) and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

•

the timely initiation and completion of our clinical trials, including for the duration of the COVID-19 pandemic, which could cause delays in our clinical trial initiation and patient enrollment and completion;

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

•	our success in educating health care providers, patients and the healthcare community about the benefits, risks, administration and use of our product candidates, if approved;
•	acceptance of our product candidates, if approved, as safe and effective by patients and the healthcare community;
•	the success of efforts to enter into relationships with large dialysis organizations involving the administration of roxadustat to dialysis patients;
•	the achievement and maintenance of compliance with all regulatory requirements applicable to us and our product candidates;
•	the maintenance of an acceptable benefit/risk profile of our products following any approval;
•	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of alternative and competitive treatments;
•	the restrictions on the use of our products together with other medications, if any;
•	our ability to negotiate, obtain and sustain an adequate level of pricing or reimbursement for our products by third-party payors;
•	the availability of adequate coverage and reimbursement or pricing by third-party payors and government authorities;
•	our ability to enforce successfully our intellectual property rights for our product candidates and against the products of potential competitors;
•	our ability to avoid or succeed in third-party patent interference or patent infringement claims; and
•	sufficient stability data for launch and market supply.

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

Although regulatory approval has been obtained for roxadustat in China and Japan, we may be unable to obtain regulatory approval for our product candidates in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.*

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat, pamrevlumab, or any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any Phase 3 clinical trial to support an NDA/Biologics License Application (“BLA”) submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval or refuse to accept our future applications.

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

We do not know whether our ongoing or planned clinical trials of roxadustat or pamrevlumab will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.*

Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	address any physician or patient safety concerns that arise during the course of the trial;
•	obtain required regulatory or institutional review board approval or guidance;
•	reach timely agreement on acceptable terms with prospective CROs and clinical trial sites;
•	recruit, enroll and retain patients through the completion of the trial, including for the duration of the COVID-19 pandemic;
•	maintain clinical sites in compliance with clinical trial protocols;
•	initiate or add a sufficient number of clinical trial sites; and
•	manufacture sufficient quantities of product candidate for use in clinical trials.

In particular, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates. Patients may be unwilling to participate in clinical trials of our product candidates for a variety of reasons, some of which may be beyond our control, including:

•	severity of the disease under investigation;
•	availability of alternative treatments;
•	size and nature of the patient population;
•	eligibility criteria for and design of the study in question;
•	perceived risks and benefits of the product candidate under study;

•	ability to enroll patients in clinical trials during the COVID-19 pandemic;
•	ongoing clinical trials of competitive agents;
•	physicians’ and patients’ perceptions of the potential advantages of our product candidates being studied in relation to available therapies or other products under development;
•	our CRO’s and our trial sites’ efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients and collect patient data adequately during and after treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate on-going or planned clinical trials.

In addition, we could encounter delays if a clinical trial is suspended or terminated by us, by the relevant institutional review boards at the sites at which such trials are being conducted, or by the FDA or other regulatory authorities. A suspension or termination of clinical trials may result from any number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in laws or regulations, or a principal investigator’s determination that a serious adverse event could be related to our product candidates. Any delays in completing our clinical trials will increase the costs of the trial, delay the product candidate development and approval process and jeopardize our ability to commence marketing and generate revenues. Any of these occurrences may materially and adversely harm our business, operations, and prospects.

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

If we or third-party manufacturers and other service providers on which we rely cannot manufacture sufficient quantities of our products and product candidates, or at sufficient quality, or perform other services we require, we may experience delays in development, regulatory approval, launch or successful commercialization.*

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for the manufacture of some of our drug candidates, active pharmaceutical ingredients (“API”), intermediates or raw materials, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers.  We may not be able to enter into these agreements with satisfactory terms or on a timely manner.

We have limited experience manufacturing or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting supply requirements or coordinating supply chain (including export management) for launch or commercialization, which is a complex process involving our third-party manufacturers and logistics providers, and for roxadustat, our collaboration partners. We may not be able to accurately forecast supplies for commercial launch, or do so in a timely manner and our efforts to establish these manufacturing and supply chain management capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP, particularly if the marketing authorization or market uptake is more rapid than anticipated or we have an unanticipated surge in demand.

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

Our commercial drug product and the product we use for clinical trials must be produced under applicable cGMP regulations. Failure to comply with these regulations may require us to recall commercial product or repeat clinical trials, which would impact sales revenue or delay the regulatory approval process.

We, and even an experienced third-party manufacturer, may encounter difficulties in production. Difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	contracting with additional suppliers and validation/qualification of additional facilities to meet growing demand;
•	supply chain issues, including coordination of multiple contractors in our supply chain and securing necessary licenses (such as export licenses);
•	the timely availability and shelf life requirements of raw materials and supplies;
•	equipment maintenance issues or failure;
•	quality control and quality assurance issues;

•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
•

natural disasters, such as pandemics, including the COVID-19 pandemic, floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

The FDA and European Medicines Agency (“EMA”) will do their own benefit risk analysis and may reach a different conclusion than we or our partners have internally, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ® and Erypo ®/Eprex ®, marketed by Johnson & Johnson Inc., and Espo ® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp ® and NESP ®) and Mircera ® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 20 years, serving a significant majority of dialysis CKD patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies that are currently developing hypoxia-inducible factor (“HIF”) prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Japan Tobacco, and Zydus Cadila. Akebia is currently conducting Phase 3 studies in CKD patients on dialysis and not on dialysis, as well as a Phase 2 study evaluating pharmacokinetics and pharmacodynamics in dialysis patients with three-times weekly versus once-a-day dosing. Akebia expects to complete these studies by August 2020. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, submitted an NDA for treatment of anemia in dialysis and non-dialysis CKD patients in July 2019, and is awaiting an approval decision later in 2020. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. GSK submitted a Japan NDA for treatment of anemia in dialysis and non-dialysis in August 2019 and is awaiting approval later in 2020. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco submitted an NDA for treatment of anemia associated with CKD in Japan in November 2019, supported by the six Phase 3 studies conducted in CKD patients on dialysis and not on dialysis in Japan, and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus Cadila (India) started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

In addition, there are other companies developing or that have developed biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma, Inc., in partnership with Celgene Corporation, a Bristol-Myers Squibb company (“Celgene”), developed Reblozyl® (luspatercept), a protein therapeutic. Reblozyl was approved for treatment of anemia in adult patients with ß-thalassemia in November 2019, and in April 2020 for treatment of anemia failing an ESA therapy and requiring two or more red blood cell transfusions over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblast or with myelodysplastic or myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. Acceleron expects an EMA decision on the Marketing Authorization Application (“MAA”) in the second half of 2020. In Japan, Celgene started a luspatercept Phase 2 study in May 2019. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, locally manufactured epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. Two domestic companies, Jiangsu Hengrui Medicine Co., Ltd. and Guandong Sunshine Health Investment Co., Ltd, have been permitted by the NMPA to conduct clinical trials for CKD anemia patients both on dialysis and not on dialysis, and 3SBio Inc. has submitted a clinical trial application to the NMPA to initiate trials for their HIF-PH inhibitor. Another domestic company, China Medical System, in-licensed desidustat, a compound that is currently in Phase 3 trials in India, from Zydus Cadila for greater China in January 2020. Akebia announced in December 2015 that it had entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan to begin a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

The first biosimilar ESA, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit and the potential addition of other biosimilar ESAs currently under development may alter the competitive and pricing landscape of anemia therapy in CKD patients on dialysis under the ESRD bundle. The patents for Amgen’s EPOGEN® (epoetin alfa) expired in 2004 in Europe, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in Europe, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and may file a biosimilar BLA in the U.S.

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

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim’s Ofev® (nintedanib). We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis, and thus stabilize or improve lung function in IPF patients, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from a product with which they are already familiar. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

Pamrevlumab is an injectable protein, which may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Galapagos NV’s GLPG1690 and GLPG1205, Kadmon Holdings, Inc.’s KD025, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151. In particular, GLPG1690 is in a Phase 3 program consisting of two clinical trials with 750 subjects each, intended to support both the U.S. NDA and MAA in Europe.

If pamrevlumab is approved and launched commercially to treat locally advanced pancreatic cancer patients who are not candidates for surgical resection, pamrevlumab may face competition from products currently used, including FOLFRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, and those agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer.

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

PTC Therapeutics’ product Translarna TM received a conditional approval in Europe in 2014, which was renewed in November 2016 with a request for a new randomized placebo-controlled 18-month study by the Committee for Medicinal Products for Human Use of the EMA; however, the FDA informed the sponsor in a complete response letter in October 2017, as well as in its response to PTC Therapeutics’ appeal, that the FDA is unable to approve the application in its current form. An additional Phase 3 study is currently ongoing. While Translarna TM targets a different set of DMD patients from those targeted by Sarepta’s Exondys 51®, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation.

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Pfizer, Catabasis Pharmaceuticals (“Catabasis”), Santhera Pharmaceuticals (“Santhera”) and Sarepta. Pfizer initiated a Phase 3 study with PF-06939926, its AAV9 mini-dystrophin gene therapy for DMD in February 2020. Catabasis’ edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent in a Phase 2 study, and is currently undergoing Phase 3 development. Santhera’s Puldysa® (idebenone) MAA for treatment of DMD was filed with the EMA, and the opinion from the Committee for Medicinal Products for Human Use is expected in the second quarter of 2020. The FDA requested additional clinical data from the idebenone Phase 3 trial currently ongoing in the U.S. and Europe. Santhera offers compassionate use of idebenone in patients with DMD in U.S. and UK. Sarepta’s SRP-9001 is an investigational gene therapy for DMD. Sarepta announced in December 2019 the licensing agreement with Roche that grants Roche the commercial rights to SRP-9001 outside the U.S.

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

Market acceptance and sales of any approved products will depend significantly on reimbursement or coverage of our products by government or third-party payors and may be affected by existing and future healthcare reform measures or prices of related products for which the government or third-party reimbursement applies. Coverage and reimbursement by the government or a third-party payor may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under applicable health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, the initial roxadustat reimbursement prices set by the Ministry of Health, Labour and Welfare in Japan in November 2019 did not reflect innovation premium over the current ESA therapy, despite roxadustat’s advantages observed in our clinical programs. We believe the Japanese authority’s decision was primarily based on the comparability of roxadustat shown in the Japan Phase 3 studies that supported the Japan NDA, that was not designed to evaluate the outcome and additional efficacy and safety data observed in the large global Phase 3 programs that included over 8,000 patients.  We have no control over whether the agency will revisit the pricing once they review the comprehensive data from the global Phase 3 program including the MACE/MACE+ outcomes. If reimbursement is not available or is available only to limited levels or only in subsets of the dialysis and non-dialysis populations, we may not be able to successfully commercialize certain of our products, or in particular jurisdictions.

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

Risks Related to COVID-19

Our business could be adversely affected by the ongoing COVID-19 global pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory and clinical development activities, and other business operations, in addition to the impact of a global economic slowdown.*

Our business could be adversely affected by the effects of the COVID-19 pandemic, which has resulted in various and evolving government-mandated restrictions in order to reduce the spread of the disease.

The effects of the COVID-19 pandemic, the associated government-mandated restrictions and the other effects on healthcare systems, the economy, and society as a whole, may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, the length and severity of the restrictions, and other impacts and limitations on our ability to conduct our business in the ordinary course. These disruptions in our operations could negatively impact our business, operating results, and financial condition.

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers, and their communities, as their safety and well-being are our top priority. Despite these efforts, there is a risk that one or more of our employees, including members of senior management, could contract COVID-19. Our U.S. employees are working remotely when possible, and we may experience reduced productivity due to the remote work environment. In addition, there are increased risks from remote work including but not limited to risks related to reduced oversight of third parties we work with, such as manufacturing and clinical sites. In China, our staff have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. We have implemented protocols globally to minimize the risk of illness for our employees who need to work on-site at any of our facilities.

Most of our, and our partners’, commercial launch activities are continuing, and have resumed in China after the government shutdown during February and March. However, sales growth of roxadustat may be slowed due to continued social distancing measures, behaviors, or other restrictions. If there are any further COVID-19 outbreaks, we or our partners may need to re-institute or tighten restrictions on our operations.

While our clinical trials for MDS, CIA and locally advanced pancreatic cancer continue to enroll, enrollment for IPF has been paused, and we have seen impacts from COVID-19 on all of our clinical trials to varying degrees. There is a risk that any or all of our clinical trials will be delayed due to slowed or paused enrollment or site initiation, and direct COVID-19 impacts to clinical sites and clinical service providers. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year and we and our manufacturing partners are currently continuing manufacturing operations. However, we only have a limited stockpile of these drug supply products, and therefore, if there is a greater impact from the COVID-19 pandemic than we currently expect, or if manufacturing operations are halted again, we could face shortages in our global supply chains.

Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including our drug supply chains, problems with our distribution or warehousing vendors, or delays to our (and our partners’) clinical trials or other development efforts, or commercialization and launch activities. The full extent of these effects are unknown, but all of them could have a material impact on our operations and revenue.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Risks Related to Our Reliance on Third Parties

If our collaborations with Astellas or AstraZeneca were terminated, if Astellas or AstraZeneca were to prioritize other initiatives over their collaborations with us, whether as a result of a change of control or otherwise, if conflicts arise between us and Astellas or AstraZeneca, or if Astellas or AstraZeneca becomes our competitor in the future, our ability to successfully develop and commercialize our product candidates would suffer.*

We have entered into collaboration agreements with respect to the development and commercialization of our lead product candidate, roxadustat, with Astellas and AstraZeneca. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for commercialization of roxadustat throughout the major territories of the world.

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

Our collaboration partners also have certain rights to control decisions regarding the development and commercialization of our product candidates with respect to which they are providing funding. If we have a disagreement over strategy and activities with our collaboration partners, our plans for obtaining approval may be revised and negatively affect the anticipated timing and potential for success of our product candidates. Even if a product under a collaboration agreement is approved, we will remain substantially dependent on the commercialization strategy and efforts of our collaboration partners, and neither of our collaboration partners has experience in commercialization of an anemia drug, or novel drug such as roxadustat in the dialysis market.  If our collaboration partners are unsuccessful in their commercialization efforts, our results will be affected.

With respect to our collaboration agreements for roxadustat, there are additional complexities in that we and our collaboration partners, Astellas and AstraZeneca, must reach consensus on our development programs and regulatory activities, including for the NDA in the U.S. and the MAA in Europe. Multi-party decision-making is complex and involves significant time and effort, and there can be no assurance that the parties will cooperate or reach consensus, or that one or both of our partners will not ask to proceed independently in some or all of their respective territories or functional areas of responsibility in which the applicable collaboration partner would otherwise be obligated to cooperate with us. Any disputes or lack of cooperation with us by either Astellas or AstraZeneca may negatively impact the timing or success of our regulatory approval applications.

We intend to conduct proprietary research programs in specific disease areas that are not covered by our collaboration agreements. Our pursuit of such opportunities could, however, result in conflicts with our collaboration partners in the event that any of our collaboration partners takes the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements. Moreover, disagreements with our collaboration partners could develop over rights to our intellectual property, including the enforcement of those rights. In addition, our collaboration agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties. Any conflict with our collaboration partners could lead to the termination of our collaboration agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaboration partners, and could impact our commercial results.

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

We rely on third parties for the conduct of most of our preclinical and clinical trials for our product candidates, and if our third-party contractors do not properly and successfully perform their obligations under our agreements with them, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.*

We rely heavily on university, hospital, dialysis centers and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials in accordance with our clinical protocols and designs. We also rely on a number of third-party CROs to assist in undertaking, managing, monitoring and executing our ongoing clinical trials, including those for roxadustat. We expect to continue to rely on CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our development efforts in the future, including our continued development of roxadustat. We compete with many other companies for the resources of these third parties, and large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may not perform satisfactorily.*

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facility in China, and our current commercial manufacturing facility plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. We also rely entirely on third parties for distribution in China. Risks arising from our reliance on third-party manufacturers include:

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
•

disruptions to the operations of our third-party manufacturers, distributors or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event, including disruption resulting from the COVID-19 pandemic, affecting our manufacturers, distributors or suppliers.

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

Other than for Catalent, our commercial third-party supplier of roxadustat drug product in the U.S. and Europe, most of our other third-party manufacturers may terminate their engagement with us at any time and we have not yet entered into any commercial supply agreements for the manufacture of drug substance, API, or drug products. With respect to roxadustat, AstraZeneca and Astellas have certain rights to assume manufacturing of roxadustat and the existence of those rights may limit our ability to enter into favorable long-term supply agreements, if at all, with other third-party manufacturers. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third-party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third-party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast and that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, we and IRIX have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. In 2015, Patheon Pharmaceuticals Inc., a business unit of DPx Holdings B.V. (“Patheon”), acquired IRIX, and in 2017, ThermoFisher Scientific Inc. acquired Patheon.

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

The logistics of our supply chain, which include shipment of materials and intermediates from countries such as China and India add additional time and risk (including risk of loss) to the manufacture of our product candidates. While we have in the past maintained sufficient inventory of materials, API, and drug product to meet our and our collaboration partners’ needs for roxadustat to date, the lead-time and regulatory approvals required to source from and into countries outside of the U.S. increase the risk of delay and potential shortages of supply.

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

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, Akebia and others have filed oppositions against certain European patents within our HIF anemia-related technologies patent portfolio. In three of these proceedings, for FibroGen European Patent Nos. 1463823, 1633333, and 2322155, the European Patent Office has handed down decisions unfavorable to FibroGen. In a fourth of these proceedings, the European Patent Office issued a decision favorable to FibroGen, maintaining FibroGen European Patent No. 2322153 in amended form. All of these decisions are currently under appeal, and these four patents are valid and enforceable pending resolution of the appeals. In addition, Akebia has filed oppositions against FibroGen European Patent Nos. 2289531 and 2298301. As mentioned above, Akebia and GSK initiated invalidation actions in the United Kingdom against the United Kingdom counterparts of each of these European patents, and GSK filed for a declaration of non-infringement of certain United Kingdom patents (corresponding to FibroGen European Patent Nos. 2322153 and 2322155) with respect to its daprodustat product. We reached a settlement agreement with GSK to resolve the actions to which GSK was a party, resulting in dismissal of the UK court actions as well as the proceedings filed by GSK against the patents in the EPO. Astellas’ proceedings brought against GSK on a quia timet basis have also been dismissed as a result of the settlement agreement. On April 20, 2020, the UK court handed down a decision invalidating UK designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The UK designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. Akebia is also pursuing invalidation actions against corresponding patents in Canada and in Japan. We note that, in each case described above, narrowing or even revocation of any of these patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia.

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

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) altered Medicare coverage and payments for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. The MMA also provided authority for limiting the number of drugs that will be covered in any therapeutic class and as a result, we expect that there will be additional pressure to reduce costs. For example, the CMS in implementing the MMA has enacted regulations that reduced capitated payments to dialysis providers. These cost reduction initiatives and other provisions of the MMA could decrease the scope of coverage and the price that may be received for any approved dialysis products and could seriously harm our business and financial condition. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may cause a similar reduction in payments from private payors. Similar regulations or reimbursement policies have been enacted in many international markets that could similarly impact the commercial potential for our products.

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

Roxadustat is considered a Class 2 substance on the 2019 World Anti-Doping Agency Prohibited List that could limit sales and increase security and distribution costs for us and our partners, particularly in China.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in different countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	reduced protection for intellectual property rights in certain countries;

•	changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are being developed;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with the FCPA, and other anti-corruption and anti-bribery laws;
•	U.S. and foreign taxes, including income, excise, customs, consumption, withholding, and payroll taxes;
•	foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•

a reliance on CROs, clinical trial sites, principal investigators and other third parties that may be less experienced with clinical trials or have different methods of performing such clinical trials than we are used to in the U.S.;

•	potential liability resulting from development work conducted by foreign distributors; and
•

business interruptions resulting from geopolitical actions specific to an international region, including war and terrorism, or natural disasters, including the differing impact of the COVID-19 pandemic on each region.

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

We plan to use our own manufacturing facilities in China to produce roxadustat API and roxadustat drug product. As an organization, we have limited experience in the construction, licensure, and operation of a manufacturing plant, and accordingly we cannot assure you we will be able to continually meet regulatory requirements to operate our plant and to sell our products.*

We have two manufacturing facilities in China, with one located in Beijing and the other in Cangzhou, Hebei. However, as an organization, we have limited experience licensing and operating commercial manufacturing facilities.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the NMPA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics (including the COVID-19 pandemic), earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2020, approximately $9.2 million of our cash and cash equivalents is held in China.

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

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted which instituted various changes to the taxation of multinational corporations. Since inception, various regulations and interpretations have been issued by governing authorities and we continue to examine the impacts to our business, which could potentially have a material adverse effect on our business, results of operations or financial conditions.

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

Loss of senior management and key personnel could adversely affect our ability to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.*

We are highly dependent on members of our senior management team, including Enrique Conterno, our Chief Executive Officer. The loss of the services of Mr. Conterno or any of our senior management could significantly impact the development and commercialization of our products and product candidates and our ability to successfully implement our business strategy.

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

Our headquarters are located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business, results of operations and financial condition.*

We and some of the third-party service providers on which we depend for various support functions are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires, and has been affected by the COVID-19 pandemic, including economic disruption resulting from the related shelter-in-place and stay-at-home governmental orders.

After a comprehensive earthquake risk analysis conducted by Marsh Risk, we decided not to purchase earthquake or flood insurance. Based upon (among other factors) the Marsh Risk analysis, the design and construction of our building, the expected potential loss, and the costs and deductible associated with earthquake and flood insurance, we chose to self-insure. However, earthquakes or other natural disasters could severely disrupt our operations, or have a larger cost than expected, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, such as the COVID-19 pandemic. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of April 30, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 40.02% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are also subject to non-income taxes, such as payroll, excise, customs and duties, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in the U.S., state and local, and various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations and financial condition.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.5	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.6	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

10.1*+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	—	—	—	—

10.2	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.3+	Offer Letter, by and between FibroGen, Inc. and Enrique Conterno, dated as of December 17, 2019.	10-K	001-36740	10.34	3/2/2020

10.4	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective as of March 2, 2020.	8-K	001-36740	99.1	3/24/2020

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan
†	Confidential information omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: May 7, 2020	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)