Form 10-Q
period 2020-06-30
FIBROGEN INC
filed 2020-08-06
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding as of July 31, 2020 was 90,355,096.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$429,269	$126,266
Short-term investments	256,317	407,491
Accounts receivable, net ($12,090 and $4,845 from a related party)	26,519	28,455
Inventories	8,582	6,887
Prepaid expenses and other current assets ($0 and $125,210 from a related party)	6,481	133,391
Total current assets	727,168	702,490

Restricted time deposits	2,072	2,072
Long-term investments	229	61,118
Property and equipment, net	36,984	42,743
Finance lease right-of-use assets	34,368	39,602
Other assets	6,862	9,372
Total assets	$807,683	$857,397

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$5,015	$6,088
Accrued and other current liabilities ($216 and $36,883 to a related party)	50,464	83,816
Deferred revenue	9,813	490
Finance lease liabilities, current	12,279	12,351
Total current liabilities	77,571	102,745

Long-term portion of lease obligations	940	1,141
Product development obligations	16,959	16,780
Deferred revenue, net of current	138,242	99,449
Finance lease liabilities, non-current	31,586	37,610
Other long-term liabilities	127,242	64,266
Total liabilities	392,540	321,991

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2020 and December 31, 2019; 90,228 and 87,657 shares issued and outstanding at June 30, 2020 and December 31, 2019	902	877
Additional paid-in capital	1,344,912	1,300,725
Accumulated other comprehensive loss	(1,561)	(747)
Accumulated deficit	(948,381)	(784,720)
Total stockholders’ equity	395,872	516,135
Non-controlling interests	19,271	19,271
Total equity	415,143	535,406
Total liabilities, stockholders’ equity and non-controlling interests	$807,683	$857,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License revenue (includes $0, $117,470, $0 and $117,470 from a related party)	$—	$150,581	$—	$150,581
Development and other revenue (includes $4,766, $17,223, $9,503 and $22,082 from a related party)	18,957	40,985	38,402	64,848
Product revenue, net	15,693	—	20,648	—
Drug product revenue (includes $8,238, $0, $8,238 and $0 from a related party)	8,238	—	8,238	—
Total revenue	42,888	191,566	67,288	215,429

Operating costs and expenses:
Cost of goods sold	3,076	—	4,047	—
Research and development	61,414	52,008	116,315	102,505
Selling, general and administrative	63,535	26,739	113,138	48,948
Total operating costs and expenses	128,025	78,747	233,500	151,453
Income (loss) from operations	(85,137)	112,819	(166,212)	63,976

Interest and other, net
Interest expense	(651)	(736)	(1,284)	(1,507)
Interest income and other, net	644	4,125	3,810	8,303
Total interest and other, net	(7)	3,389	2,526	6,796

Income (loss) before income taxes	(85,144)	116,208	(163,686)	70,772
Provision for (benefit from) income taxes	169	205	(25)	180
Net income (loss)	$(85,313)	$116,003	$(163,661)	$70,592

Net income (loss) per share:
Basic	$(0.95)	$1.34	$(1.84)	$0.82
Diluted	$(0.95)	$1.26	$(1.84)	$0.77

Weighted average number of common shares used to calculate net income (loss) per share:
Basic	89,451	86,445	88,835	86,077
Diluted	89,451	91,728	88,835	92,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(85,313)	$116,003	$(163,661)	$70,592
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 1)	(1,615)	(180)	(1,334)	111
Available-for-sale investments:
Unrealized gain on investments, net of tax effect	(1,129)	655	520	1,097
Other comprehensive income, net of taxes	(2,744)	475	(814)	1,208
Comprehensive income (loss)	$(88,057)	$116,478	$(164,475)	$71,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at March 31, 2020	88,895,630	$889	$1,319,354	$1,183	$(863,068)	$19,271	$477,629
Net income	—	—	—	—	(85,313)	—	(85,313)
Change in unrealized gain or loss on investments	—	—	—	(1,129)	—	—	(1,129)
Foreign currency translation adjustments (Note 1)	—	—	—	(1,615)	—	—	(1,615)
Shares issued from stock plans, net of payroll taxes paid	1,332,663	13	7,914	—	—	—	7,927
Stock-based compensation	—	—	17,644	—	—	—	17,644
Balance at June 30, 2020	90,228,293	$902	$1,344,912	$(1,561)	$(948,381)	$19,271	$415,143

Balance at March 31, 2019	86,129,564	$861	$1,242,460	$(937)	$(753,161)	$19,271	$508,494
Net loss	—	—	—	—	116,003	—	116,003
Change in unrealized gain or loss on investments	—	—	—	655	—	—	655
Foreign currency translation adjustments	—	—	—	(180)	—	—	(180)
Shares issued from stock plans, net of payroll taxes paid	717,508	7	5,681	—	—	—	5,688
Stock-based compensation	—	—	17,642	—	—	—	17,642
Balance at June 30, 2019	86,847,072	$868	$1,265,783	$(462)	$(637,158)	$19,271	$648,302

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 1)
Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net income	—	—	—	—	(163,661)	—	(163,661)
Change in unrealized gain or loss on investments	—	—	—	520	—	—	520
Foreign currency translation adjustments (Note 1)	—	—	—	(1,334)	—	—	(1,334)
Shares issued from stock plans, net of payroll taxes paid	2,570,804	25	9,627	—	—	—	9,652
Stock-based compensation	—	—	34,560	—	—	—	34,560
Balance at June 30, 2020	90,228,293	$902	$1,344,912	$(1,561)	$(948,381)	$19,271	$415,143

Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	70,592	—	70,592
Change in unrealized gain or loss on investments	—	—	—	1,097	—	—	1,097
Foreign currency translation adjustments	—	—	—	111	—	—	111
Shares issued from stock plans, net of payroll taxes paid	1,414,970	14	5,258	—	—	—	5,272
Stock-based compensation	—	—	34,072	—	—	—	34,072
Balance at June 30, 2019	86,847,072	$868	$1,265,783	$(462)	$(637,158)	$19,271	$648,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(163,661)	$70,592
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,737	5,523
Amortization of finance lease right-of-use assets	5,247	5,140
Net accretion of discount on investments	(22)	(2,457)
Unrealized loss (gain) on equity investments	15	(59)
Gain on disposal of property and equipment	—	(10)
Stock-based compensation	34,560	34,072
Tax benefit on unrealized gain on available-for-sale securities	(138)	—
Realized loss on sales of available-for-sale securities	258	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,903	57,231
Inventories	(2,016)	(1,981)
Prepaid expenses and other current assets	126,874	(131,803)
Other assets	4,025	(200)
Accounts payable	(1,060)	(5,079)
Accrued and other liabilities	(33,501)	917
Deferred revenue	48,117	(46,818)
Accrued interest for finance lease liabilities	(115)	241
Other long-term liabilities	63,956	8,519
Net cash provided by (used in) operating activities	90,179	(6,172)

Investing activities
Purchases of property and equipment	(1,185)	(2,206)
Advanced payment made for acquisition	(1,419)	—
Purchases of available-for-sale securities and term deposit	(38)	(105,511)
Proceeds from sales of available-for-sale securities	10,606	—
Proceeds from maturities of investments	201,900	100,000
Net cash provided by (used in) investing activities	209,864	(7,717)

Financing activities
Repayments of finance lease liabilities	(5,992)	(5,850)
Repayments of lease obligations	(201)	(202)
Cash paid for payroll taxes on restricted stock unit releases	(6,858)	(8,065)
Proceeds from issuance of common stock	16,510	13,337
Net cash provided by (used in) financing activities	3,459	(780)
Effect of exchange rate change on cash and cash equivalents	(499)	(2)
Net increase (decrease) in cash and cash equivalents	303,003	(14,671)
Total cash and cash equivalents at beginning of period	126,266	89,258
Total cash and cash equivalents at end of period	$429,269	$74,587

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

The Company’s NDA filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted by the U.S. Food and Drug Administration (“FDA”) in February 2020. In Europe, the Marketing Authorization Application (“MAA”) filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted for regulatory review by the European Medicines Agency (“EMA”) in May 2020.

Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes. Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both idiopathic pulmonary fibrosis and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy and is in Phase 2/3 development in Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe Oy and FibroGen China Anemia Holdings, Ltd. (“FibroGen Cayman”). All inter-company transactions and balances have been eliminated in consolidation. The Company operates as one segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

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

Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(85,313)	$116,003	$(163,661)	$70,592
Weighted average shares used to compute net income (loss) per share:
Basic	89,451	86,445	88,835	86,077
Dilutive effect of potential common shares	—	5,283	—	5,992
Diluted	89,451	91,728	88,835	92,069

Net income (loss) per share:
Basic	$(0.95)	$1.34	$(1.84)	$0.82
Diluted	$(0.95)	$1.26	$(1.84)	$0.77

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the three and six months ended June 30, 2020, the Company reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive.

Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling 9.2 million and 4.4 million, respectively, for the three months ended June 30, 2020 and 2019, and totaling 9.0 million and 3.4 million, respectively, for the six months ended June 30, 2020 and 2019, as they were anti-dilutive.

Risks and Uncertainties

The Company’s business is subject to risks and uncertainties, including those related to COVID-19 and the related shelter-in-place, stay-at-home and other similar governmental orders issued in response to the COVID-19 pandemic.

Starting in the first quarter of 2020, the Company experienced slower enrollment in its clinical trials due to the interruption caused by COVID-19 in the normal worldwide healthcare system, as well as an impact on its roxadustat sales in China due to the social distancing and other restrictions put in place, particularly during February and March. The future impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. The COVID-19 pandemic may continue to affect enrollment in and initiation of the Company’s clinical trials, and could affect the Company’s supply chain if further social distancing and other business restrictions are put in place by various government entities, particularly in China and the U.S. COVID-19 may affect the health of the Company’s employees limiting the Company’s productivity. The COVID-19 pandemic may also impact the market for the Company’s products and product candidates in the future, affecting sales of the Company’s products. Such possible risks and uncertain impacts from the COVID-19 pandemic could have a material adverse effect on the Company’s drug development, commercialization revenues, and other portions of its business, and in particular, could impact the Company’s assumptions of accounts receivable collectability, fair value measurements of investments, liquidity, and development costs. The extent of the pandemic’s effect on the Company’s operational and financial performance will depend in large part on future developments, particularly with respect to the scope and severity of the pandemic, governmental restrictions put in place to fight the pandemic, and the development of vaccines and treatments for COVID-19. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to estimate the likely impact of the COVID-19 pandemic on its future operations.

Recently Issued and Adopted Accounting Guidance

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance was effective for annual reporting periods beginning after December 15, 2019, including interim periods. The Company adopted this guidance on January 1, 2020 using the prospective method, and the adoption of this guidance did not have material impact to the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This guidance requires the measurement of financial assets with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance requires an impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Entities are required to carry an allowance for expected credit losses for financial assets, including most debt instruments (except those carried at fair value) and trade receivables. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”), which has the same effective dates and transition requirements as ASU 2016-13. ASU 2016-13 and ASU 2019-11 were effective for annual reporting periods beginning after December 15, 2019 including interim periods. The Company’s investment portfolio primarily consists of U.S. Treasury bills and notes carried at fair value, which is required to follow the impairment model under Topic 326. The Company adopted this guidance on January 1, 2020. Based on the composition of the Company’s trade receivables and investment portfolio, economic conditions and historical credit loss activity, the adoption of this guidance did not have material impact to the Company’s condensed consolidated financial statements.

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

Foreign currency translation

Prior to April 1, 2020, the functional currency of the Company’s subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), was the U.S. dollar. Accordingly, monetary assets and liabilities of FibroGen Beijing in the currencies other than USD were remeasured using exchange rates in effect at the end of the period. Revenues and costs in its local currency, Renminbi Yuan (“CNY”), were remeasured using average exchange rates for the period, except for costs related to those balance sheet items that were remeasured using historical exchange rates. The resulting remeasurement gains and losses were included within interest income and other, net in the consolidated statements of operations as incurred.

On April 1, 2020, FibroGen Beijing adopted CNY as its functional currency based on reassessment of the primary economic operational environment of FibroGen Beijing that is mainly associated with its growing manufacturing and product sales activities conducted in CNY. As such, monetary assets and liabilities of FibroGen Beijing in currencies other than CNY are remeasured using exchange rates in effect at the end of the period. The assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. This change in FibroGen Beijing’s functional currency was accounted for prospectively from April 1, 2020, and the prior condensed consolidated financial statements were not restated. The related currency translation adjustment was $1.3 million as of June 30, 2020.

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the three and six months ended June 30, 2020 and the allowance for doubtful accounts as of June 30, 2020 were immaterial.

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

Product revenue, net

The Company sells roxadustat in China through a number of pharmaceutical distributors located in China. These pharmaceutical distributors are the Company’s customers. Hospitals order roxadustat through a distributor and the Company ships the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the product.

The period between the transfer control of promised goods and when the Company receives payment is based on a general 60-day payment term. As such, product revenue is not adjusted for the effects of a significant financing component.

Product drug revenue is recorded at the net sales prices (transaction price) which includes the following estimates of variable consideration:

•

Price adjustment: In December 2019, China’s National Healthcare Security Administration (“NHSA”) released price guidance for roxadustat under NRDL, effective January 1, 2020. Any channel inventories as of January 1, 2020 that had not been sold to hospitals by distributors, or to patients by hospitals, were eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels at January 1, 2020. If price guidance changes in the future, the price adjustment will be calculated in the same manner;

•

Contractual sales rebate: The contractual sales rebate is calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate is recorded as a reduction to revenue at the point of sale to the distributor;

•

Key account hospital sales rebate: An additional sales rebate is provided to a distributor for product sold to key account hospitals as a percentage of gross sales made by the distributor to eligible hospitals. This additional rebate is recorded as a reduction to revenue at the point of sale to the distributor;

•

Transfer fee discount: The transfer fee discount is offered to a distributor who has its downstream distributors supply to eligible hospitals. This discount is calculated based on a percentage of gross sales made to the downstream distributors, and recorded as a reduction to revenue as incurred;

•

Sales return: Distributors can request to return product to the Company only due to quality issues and for product within one year of the product’s expiration date. The Company, at its sole discretion, decides whether to accept such return request; and

•

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and meets certain requirements. The Company considers this particular award to be an upfront payment to a customer within the definitions of ASC 606. The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted.

The calculation of the above variable consideration is based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a substantial degree of judgment.

The above rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions of gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable. The distributor’s legal right of offset is calculated at the individual distributor level.

2.	Collaboration Agreements and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The aggregate amount of consideration received through June 30, 2020 totals $90.1 million.  The Japan Agreement also provides for tiered payments based on net sales of  roxadustat in the low 20% range after commercial launch.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of  roxadustat in the low 20% range. The aggregate amount of consideration received through June 30, 2020 totals $540.0 million.

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE plus hospitalized unstable angina and hospitalized congestive heart failure (“MACE+”) data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA, following the Company’s NDA submission to the FDA. These milestones became probable of being achieved in the second quarter of 2019, and the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during the six months ended June 30, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments were billed to Astellas upon the submission of an MAA in the second quarter of 2020 and the total $130.0 million was received during the same quarter.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB (“AstraZeneca”) for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, and the remaining $50.0 million was received in April 2020 as a result of the NDA submission milestone, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of consideration received through June 30, 2020 totals $439.0 million.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.4 million was recognized as revenue during the six months ended June 30, 2020, from performance obligations satisfied or partially satisfied. The Company submitted such NDA in December 2019, which was accepted by the FDA for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore this $50.0 million was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined) and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of such consideration received through June 30, 2020 totals $77.2 million.

In December 2019, roxadustat was included on the updated National Reimbursement Drug List (“NRDL”) released by China’s NHSA for the treatment of anemia in CKD, covering patients who are non-dialysis dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to the Company by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the China Agreement during fourth quarter of 2019. This milestone payment was received during the first quarter of 2020.

AstraZeneca and Astellas approved the development of roxadustat for the treatment of chemotherapy-induced anemia in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50/50 between AstraZeneca and Astellas. In addition, in December 2018, anemia of chronic inflammation and multiple myeloma was approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, the Company concluded that the addition of these new indications represents a modification to the collaboration agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of chemotherapy-induced anemia, anemia of chronic inflammation and multiple myeloma under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

On July 8, 2020, FibroGen Cayman, FibroGen Beijing and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”) and AstraZeneca (together with FibroGen China, the “Parties”) entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China. See Note 10 for details.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2020	2019	2020	2019
Japan	License revenue	$—	$—	$—	$—
	Development revenue	$164	$369	$327	$615

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through June 30, 2020	Deferred Revenue at June 30, 2020	Total Consideration Through June 30, 2020
License	$86,024	$—	$86,024
Development revenue	15,458	183	15,641
Total license and development revenue	$101,482	$183	$101,665

The revenue recognized under the Japan Agreement for the three months ended June 30, 2020 included an increase in revenue of $0.1 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes no further variable consideration from estimated future co-development billing.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2020	2019	2020	2019
Europe	License revenue	$—	$117,470	$—	$117,470
	Development revenue	$4,602	$16,854	$9,176	$21,467

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through June 30, 2020	Deferred Revenue at June 30, 2020	Total Consideration Through June 30, 2020
License	$487,951	$—	$487,951
Development revenue	240,184	2,338	242,522
Total license and development revenue	$728,135	$2,338	$730,473

The revenue recognized under the Europe Agreement for the three months ended June 30, 2020 included an increase in revenue of $1.6 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $31.7 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW Agreement were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2020	2019	2020	2019
U.S. / RoW and China	License revenue	$—	$33,111	$—	$33,111
	Development revenue	13,750	23,762	28,305	42,766
	China performance obligation	$441	$—	$594	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through June 30, 2020	Deferred Revenue at June 30, 2020	Total Consideration Through June 30, 2020
License	$341,844	$—	$341,844
Co-development, information sharing & committee services	521,572	4,547	526,119
China performance obligation	684	140,973	141,657
Total license and development revenue	$864,100	$145,520	$1,009,620

The revenue recognized under the U.S./RoW Agreement for the three months ended June 30, 2020 included a decrease of $0.2 million in revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $90.1 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product.

Product Revenue, Net

The Company started roxadustat commercial sales in China in the third quarter of 2019. Product revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of various sales rebates and discounts. Product revenue, net was as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Gross revenue	$19,833	$25,205
Non-key account hospital listing award	(2,566)	(2,566)
Contractual sales rebate	(1,372)	(1,748)
Other discounts and rebates	(202)	(243)
Product revenue, net	$15,693	$20,648

In the second quarter of 2020, the Company amended the agreement with its pharmaceutical distributors, which triggered accounting modifications particularly related to non-key account hospital listing award. During the three months ended June 30, 2020, a $2.6 million of non-key account hospital listing award was recorded as a reduction to the revenue, which was calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period.

For the three and six months ended June 30, 2020, the contractual sales rebate was $1.4 million and $1.7 million, respectively, which were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. All other rebates and discounts, including sales return allowance were immaterial for the period.

The rebates and discounts that the Company’s pharmaceutical distributors have earned are eligible to be applied against their future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable. The distributor’s legal right of offset is calculated at the individual distributor level. The following table includes a roll-forward of the contract liabilities (in thousands):

	Balance at December 31, 2019	Additions	Deduction	Currency Translation and Other	Gross Contract Liabilities Balance	Balance Presented Net Against Accounts Receivable	Balance at June 30, 2020
Contract liabilities	$(1,102)	$(4,907)	$16	$9	$(5,984)	$5,595	$(389)

As of June 30, 2020, the total rebates and discounts as reductions to gross accounts receivable was $5.6 million, and the total contract liabilities was $0.4 million, which was included in accrued and other current liabilities in the condensed consolidated balance sheet.

The above-mentioned contra-accounts receivable items related to product revenue consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Price adjustment	$935	$936
Contractual sales rebate	1,878	148
Non-key account hospital listing award	2,567	—
Other discounts and rebates	260	18
Provision for credit loss	84	—
Total reductions to gross accounts receivable	$5,724	$1,102

Drug Product Revenue

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat active pharmaceutical ingredient (“API”) for the roxadustat commercial launch in Japan.

During the three months ended June 30, 2020, the Company fulfilled the delivery obligations under the term of the Japan Amendment, and recognized the related drug product revenue of $8.2 million in the same period. The amount represents variable consideration and was estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for estimated yield and the related cost to convert the API to bulk product tablets.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received in the future may differ from the Company’s estimates, for which the Company will adjust these estimates and affect the drug product revenue in the period such variances become known.

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

Deferred revenue includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China. As of June 30, 2020, approximately $2.7 million of the related deferred revenue was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.
3.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$176,028	$50,151	$—	$226,179
Equity investments	229	—	—	229
Money market funds	230,561	—	—	230,561
Certificate of deposit	—	30,138	—	30,138
Total	$406,818	$80,289	$—	$487,107

	December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$347,383	$80,123	$—	$427,506
Bond and mutual funds	10,816	—	—	10,816
Equity investments	255	—	—	255
Money market funds	85,551	—	—	85,551
Certificate of deposit	—	30,032	—	30,032
Total	$444,005	$110,155	$—	$554,160

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,343	$1,343

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,544	$1,544

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.
4.	Leases

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	June 30, 2020	December 31, 2019
Assets
Finance:
Right-of-use assets - cost		$49,903	$49,909
Accumulated amortization		(15,535)	(10,307)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	34,368	39,602
Operating:
Right-of-use assets - cost		2,647	2,736
Accumulated amortization		(1,270)	(805)
Operating lease right-of-use assets, net	Other assets	1,377	1,931
Total lease assets		$35,745	$41,533

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,279	$12,351
Operating lease liabilities	Accrued and other current liabilities	801	983
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	31,586	37,610
Operating lease liabilities	Other long-term liabilities	572	942
Total lease liabilities		$45,238	$51,886

The components of lease expense were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Line Item	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$2,653	$2,571	$5,247	$5,140
Interest on lease liabilities	Interest expense	534	609	1,049	1,249
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	255	163	564	289
Sublease income	Selling, general and administrative expenses	(306)	(237)	(598)	(824)
Total lease cost		$3,136	$3,106	$6,262	$5,854

Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433	$191
Operating cash flows from finance leases	1,010	1,053
Financing cash flows from finance leases	5,992	5,850
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	144	49,676
Operating leases	$5	$1,212

Lease term and discount rate were as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	3.4	3.6
Operating leases	1.8	2.1
Weighted-average discount rate:
Finance leases	4.39%	4.42%
Operating leases	4.73%	4.75%

Maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

Year Ending	Finance Leases	Operating Leases
2020 (Remaining six month period)	$7,047	$463
2021	13,680	663
2022	13,883	305
2023	12,523	—
Total future lease payments	47,133	1,431
Less: Interest	(3,268)	(58)
Present value of lease liabilities	$43,865	$1,373

5.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash	$198,708	$40,715
Money market funds	230,561	85,551
Total cash and cash equivalents	$429,269	$126,266

At June 30, 2020 and December 31, 2019, a total of $32.8 million and $11.9 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$225,117	$1,062	$—	$226,179
Certificates of deposit	30,000	138	—	30,138
Equity investments	125	104	—	229
Total investments	$255,242	$1,304	$—	$256,546

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$426,995	$536	$(25)	$427,506
Certificates of deposit	30,000	32	—	30,032
Bond and mutual funds	10,730	86	—	10,816
Equity investments	125	130	—	255
Total investments	$467,850	$784	$(25)	$468,609

At June 30, 2020, all of the available-for-sale investments had contractual maturities within one year. During the three and six months ended June 30, 2020 and 2019, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$327	$325
Work-in-progress	3,815	2,264
Finished goods	4,440	4,298
Total inventories	$8,582	$6,887

The provision to write-down excess and obsolete inventory was immaterial for the three and six months ended June 30, 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Unbilled contract assets	$—	$180,000
Deferred revenues from associated contracts	—	(54,790)
Net unbilled contract assets	—	125,210
Prepaid assets	4,429	6,464
Other current assets	2,052	1,717
Total prepaid expenses and other current assets	$6,481	$133,391

The unbilled contract assets as of December 31, 2019 included two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe. The MAA was submitted in the second quarter of 2020. Therefore the $130 million milestones were billed in the same quarter. The unbilled contract assets as of December 31, 2019 also included a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S, which was submitted in December 2019 and accepted for review in February 2020. Therefore, the $50.0 million milestone was billed during the first quarter of 2020. See Note 2 for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$100,159	$101,548
Laboratory equipment	17,362	17,329
Machinery	7,660	8,217
Computer equipment	8,930	8,399
Furniture and fixtures	5,873	5,822
Construction in progress	1,225	1,792
Total property and equipment	$141,209	$143,107
Less: accumulated depreciation	(104,225)	(100,364)
Property and equipment, net	$36,984	$42,743

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Preclinical and clinical trial accruals	$21,691	$16,279
API product price adjustment	—	36,324
Payroll and related accruals	14,266	19,784
Property taxes and other	1,145	2,044
Professional services	5,653	4,842
Other	7,709	4,543
Total accrued liabilities	$50,464	$83,816

The amount of $36.3 million accrued as of December 31, 2019 was related to the change in estimated variable consideration of API product at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare. The amount was fully paid during the first quarter of 2020.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued long-term co-promotional expenses	$116,230	$53,071
Other long-term tax liabilities	8,653	8,913
Operating lease liabilities, non-current	572	942
Other	1,787	1,340
Total other long-term liabilities	$127,242	$64,266

The accrued long-term co-promotional expenses of $116.2 million and $53.1 million as of June 30, 2020 and December 31, 2019, respectively, were related to the estimated amount payable to AstraZeneca for its sales and marketing efforts associated with the commercial launch and sales for roxadustat in China. The payment for such amount is not expected to occur within the next year. On July 8, 2020, the Parties into an amendment to the China Agreement, relating to the development and commercialization of roxadustat in China. As a result, such accrued long-term co-promotional expenses will be reduced by approximately $82 million in the third quarter of 2020. See Note 10 for details.
6.	Stock-Based Compensation

Stock-based compensation expense was recorded to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$10,780	$10,450	$21,417	$20,028
Selling, general and administrative	6,864	7,192	13,143	14,044
Total stock-based compensation expense	$17,644	$17,642	$34,560	$34,072

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock Options
Expected term (in years)	5.5	5.3	5.7	5.3
Expected volatility	69.2%	68.2%	68.4%	67.9%
Risk-free interest rate	0.4%	2.0%	0.8%	2.5%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$21.72	$24.40	$17.75	$33.20

ESPPs
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Expected volatility	49.5 – 77.1%	48.1 – 62.1%	49.5 – 77.1%	48.1 – 62.1%
Risk-free interest rate	0.2 – 2.9%	1.3 – 2.9%	0.2 – 2.9%	1.3 – 2.9%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$17.82	$19.07	$18.11	$19.65

7.	Income Taxes

Provision for (benefit from) income tax for the three and six months ended June 30, 2020 were primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, and foreign taxes. Provisions for income tax for the three and six months ended June 30, 2019 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

8.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.8 million and $134.7 million for the three months ended June 30, 2020 and 2019, respectively, and $9.5 million and $139.6 million for the six months ended June 30, 2020 and 2019, respectively.  For the three and six months ended June 30, 2020, the Company also recorded $8.2 million drug product revenue from Astellas.

The Company recorded expense related to collaboration agreements with Astellas of $0.2 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $1.3 million during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, accounts receivable from Astellas were $12.1 million and $4.8 million, respectively, and amounts due to Astellas were $0.2 million and $36.9 million, respectively. The amounts due to Astellas as of December 31, 2019 included $36.3 million of a change in estimated variable consideration related to the API product revenue recognized in 2018, at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare. Such amount was fully paid during the first quarter of 2020.

Prepaid expenses and other current assets as of December 31, 2019 included $125.2 million of net unbilled contract assets, respectively, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $4.8 million of associated deferred revenue. According to the Europe Agreement, this $130.0 million was billed to Astellas upon the submission of an MAA in the second quarter of 2020. See Note 2 for details.

9.Commitments and Contingencies

Contract Obligations

As of June 30, 2020, the Company had outstanding total non-cancelable contract obligations of $26.2 million, including $14.2 million for manufacture and supply of roxadustat, $10.9 million for future milestone payments for research and pre-clinical stage development programs, and $1.1 million for other purchases. The Company expects to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Legal Proceedings

From time to time, the Company is a party to various legal actions, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have material accruals for any currently active legal action in its condensed consolidated balance sheets as of June 30, 2020, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

10.Subsequent Event

On July 8, 2020, FibroGen Cayman, FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”) and AstraZeneca AB (“AstraZeneca”, and together with FibroGen China, the “Parties”) entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “Amendment”).

The Amendment provides for the establishment of a jointly owned entity (the “Distribution Entity”) that will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. FibroGen Beijing will continue to hold all of the regulatory licenses issued by China regulatory authorities and will continue to be primarily responsible for regulatory, clinical, manufacturing, medical affairs and pharmacovigilance. In July 2020, the Company closed the acquisition of an entity for the purpose of the establishment of the Distribution Entity.

While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes were made. The Parties have changed the method under which commercial expenses incurred by AstraZeneca are billed, and the collaboration has been adjusted to more fully account for the cost of manufacturing incurred by FibroGen Beijing.

The Company is in the process of evaluating the accounting impacts resulting from the Amendment and the establishment of the Distribution Entity, which is expected to be significant to its consolidated financial statements starting the third quarter of 2020. Among others, the accrued long-term co-promotional expenses related to the estimated amount payable to AstraZeneca for its sales and marketing efforts associated with the commercial launch and sales for roxadustat will be reduced by approximately $82 million in the third quarter of 2020.

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

Our NDA filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted by the U.S. Food and Drug Administration (“FDA”) in February 2020. In Europe, the Marketing Authorization Application (“MAA”) filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted for regulatory review by the European Medicines Agency (“EMA”) in May 2020.

Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of both idiopathic pulmonary fibrosis (“IPF”) and pancreatic cancer. Pamrevlumab is also currently in a Phase 2 trial for Duchenne muscular dystrophy (“DMD”) and is in Phase 2/3 development in Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”).

Impact of COVID-19

On March 11, 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly. The rapid spread has resulted in authorities implementing numerous measures to contain the virus, such as travel restrictions, social distancing requirements, quarantines, shelter-in-place orders or voluntarily adopted practices, and business shutdowns.

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

The financial results for the three months ended June 30, 2020 were not significantly impacted by COVID-19 relative to prior quarters. However, we will continue to monitor, and to the extent possible, mitigate the impact of the COVID-19 pandemic on our business.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except for per share data)
Result of Operations
Revenue	$42,888	$191,566	$67,288	$215,429
Operating costs and expenses	128,025	78,747	233,500	151,453
Net income (loss)	(85,313)	116,003	(163,661)	70,592
Net income (loss) per share - basic	(0.95)	1.34	(1.84)	0.82
Net income (loss) per share - diluted	$(0.95)	$1.26	$(1.84)	$0.77

			June 30, 2020	December 31, 2019
			(in thousands)
Balance Sheet
Cash and cash equivalents			$429,269	$126,266
Short-term and long-term investments			256,546	468,609
Accounts receivable			$26,519	$28,455

Our revenue for the three and six months ended June 30, 2020 included the revenue recognized related to the following:

•	$19.0 million and $38.4 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•	$15.7 million and 20.6 million of net product revenue from roxadustat commercial sales in China; and
•	$8.2 million of roxadustat active pharmaceutical ingredient (“API”) delivery to Astellas.

As comparison, our revenue for the three and six months ended June 30, 2019 included the revenue recognized related to the following:

•

Two regulatory milestones totaling $130.0 million associated with the MAA submission to the EMA under the collaboration agreement with Astellas for roxadustat as a treatment for dialysis and non-dialysis CKD patients;

•

A $50.0 million regulatory milestone associated with the NDA submission to the FDA under the collaboration agreement with AstraZeneca for roxadustat as a treatment for dialysis and non-dialysis CKD patients; and

•	Development revenue recognized under our collaboration agreements with Astellas and AstraZeneca.

Operating costs and expenses for the three and six months ended June 30, 2020 increased compared to the same periods a year ago primarily due to the following:

•	Higher outside service expenses associated with co-promotional activities expenses with AstraZeneca sales and marketing efforts in China related to the commercial activities of roxadustat;
•

Higher clinical trial expenses associated with post-approval safety studies in China, and commencement of Phase 3 trials for pamrevlumab, offset by lower activities due to substantial completion of Phase 3 trials for roxadustat;

•	Higher legal expenses primarily associated with patent-related activities in the United Kingdom;
•	Higher employee-related expenses resulting from higher average compensation level and headcount; and
•

Higher drug development expenses mainly associated with higher drug substance manufacturing activities and supplies related to pamrevlumab, and higher drug substance manufacturing activities related to roxadustat in its global program.

During the three months ended June 30, 2020, we had a net loss of $85.3 million, or net loss per basic and diluted share of $0.95, as compared to a net income of $116.0 million for the same period a year ago, due to a decrease in revenue and an increase in operating costs and expenses. During the six months ended June 30, 2020, we had a net loss of $163.7 million, or net loss per basic and diluted share of $1.84, as compared to a net income of $70.6 million for the same period a year ago, due to a decrease in revenue and an increase in operating costs and expenses.

Cash and cash equivalents, investments and accounts receivable totaled $712.3 million at June 30, 2020, an increase of $89.0 million from December 31, 2019, primarily due to the cash provided by operations.

Commercial and Development Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

We continue our commercial launch efforts for roxadustat (tradename: 爱瑞卓®) in China after receiving marketing authorization for the treatment of anemia caused by CKD in non-dialysis and dialysis patients. Roxadustat was added to the National Reimbursement Drug List (“NRDL”), effective January 1, 2020. Now that China has largely re-opened, we and our partner AstraZeneca continue our strong focus on hospital listings for roxadustat. As of the end of the second quarter, roxadustat was listed at hospitals which represent approximately 45% of the CKD anemia market opportunity in China.

In Japan, our partner Astellas continues the commercial launch of Evrenzo® (roxadustat), which was approved for the treatment of anemia associated with CKD in dialysis patients. In January 2020, Astellas submitted a supplemental NDA in Japan for the treatment of anemia in CKD patients not on dialysis. This supplemental NDA is under review by the Pharmaceuticals and Medical Devices Agency for the use of roxadustat in patients with anemia of CKD not on dialysis, with an anticipated approval decision expected by year-end.

In conjunction with our collaboration partners, AstraZeneca and Astellas, we have completed the Phase 3 trials of roxadustat supporting our NDA in the U.S. and the MAA in the European Union and the United Kingdom (collectively, “Europe”) for the treatment of anemia in CKD.

With respect to our U.S. NDA, we completed our mid-cycle review meeting with the FDA in June 2020 and continue to expect an FDA decision on this NDA by the Prescription Drug User Fee Act goal date of December 20, 2020. The FDA has indicated that an Advisory Committee meeting is not planned at this time.

In May 2020, our partner Astellas’ MAA for roxadustat for the treatment of anemia in patients with CKD was accepted for regulatory review by the EMA. Our partner Astellas expects an approval decision by the EMA in the middle of 2021.

In addition, in collaboration with AstraZeneca, applications for marketing authorization of roxadustat in CKD anemia have been submitted for Canada, Australia, Mexico, Brazil, Chile, Taiwan, South Korea, Philippines, Singapore, and India.

During the second quarter of 2020, we announced data from roxadustat clinical trials conducted by Astellas. These data were presented in virtual oral sessions of the 57th European Renal Association-European Dialysis and Transplant Association.

The Phase 3 DOLOMITES study evaluated the efficacy and safety of roxadustat compared to darbepoetin alfa for the treatment of anemia in non-dialysis dependent patients. In the primary endpoint analysis, the study demonstrated non-inferiority of roxadustat to darbepoetin alfa in the proportion of patients achieving correction of hemoglobin (Hb) levels during the first 24 weeks of treatment (89.5% vs 78.0%; a difference of 11.51%), with a lower bound of 95% confidence interval > 0%.

Roxadustat was superior to darbepoetin alfa in decreasing low-density lipoprotein cholesterol with a least square mean (LSM) difference of -0.403 mmol/L (p<0.01) and superior in time to first intravenous iron use with a hazard ratio (HR) of 0.45 (95% CI: 0.26, 0.78; p=0.004). The non-inferiority of roxadustat to darbepoetin alfa on hypertension risk was demonstrated for mean arterial pressure change from baseline to weeks 12-28 with a LSM difference of -0.372 mmHg (95% CI: -1.587, 0.842) and time to occurrence of hypertension; HR 0.83 (95% CI: 0.56, 1.22). Regarding safety, the overall incidence of treatment-emergent adverse events was comparable between roxadustat and darbepoetin alfa (91.6% and 92.5%, respectively).

With a relatively small sample size (roxadustat n=323, darbepoetin n=293), non-confirmatory analysis of adjudicated major adverse cardiac events (“MACE”), and MACE plus hospitalized unstable angina and hospitalized congestive heart failure (“MACE+”) outcomes showed HR point estimates of 0.81 (95% CI: 0.52, 1.25) and 0.90 (95% CI: 0.61, 1.32) for roxadustat as compared to darbepoetin.

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

Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”)

In June 2020, we announced initiation of an open-label, randomized, parallel-arm study investigating the efficacy and safety of pamrevlumab versus standard of care in patients with COVID-19 infection in Italy. This study is a Phase 2/3 investigator-initiated clinical trial investigating the efficacy and safety of pamrevlumab in approximately 68 patients hospitalized with COVID-19. The primary objective of this study is to assess the effect of pamrevlumab on blood oxygenation in patients with COVID-19 infection. Patients will be randomized to treatment with pamrevlumab or standard of care in a 1:1 ratio. Based on the investigator’s decision, a subgroup of patients may continue treatment for up to 12 weeks.

We have also initiated a randomized, double-blind, placebo-controlled Phase 2 study investigating the efficacy and safety of pamrevlumab in hospitalized patients with acute COVID-19 infection in the U.S. This multicenter trial will enroll approximately 130 patients with COVID-19. The primary objective of this study is to assess the effect of pamrevlumab on blood oxygenation in patients with COVID-19 infection, and patients will be randomized to treatment with pamrevlumab or standard of care in a 1:1 ratio. The primary efficacy assessment is the proportion of hospitalized COVID-19 patients who have not received mechanical ventilation and/or extracorporeal membrane oxygenation (ECMO) and remain alive at Day 28.

Idiopathic Pulmonary Fibrosis

We are conducting ZEPHYRUS, our Phase 3 trial of pamrevlumab in IPF patients, and are preparing to initiate ZEPHYRUS-2, a second IPF Phase 3 study. Both studies are double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity. In order to minimize the risk of exposure to COVID-19 in this vulnerable IPF patient population with compromised lung function, we paused enrollment in ZEPHYRUS in the first quarter of 2020. We have now re-opened enrollment in ZEPHYRUS and will initiate the ZEPHYRUS-2 trial as COVID-19 conditions improve.

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

Duchenne Muscular Dystrophy

In the third quarter of 2020, we expect to initiate a Phase 3 clinical trial, LELANTOS, evaluating pamrevlumab as a treatment for DMD. LELANTOS will be a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, performance, cardiac, and fibrosis assessments.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through June 30, 2020 totals $630.1 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

During the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA, following our NDA submission to the FDA in 2019. These milestones became probable of being achieved in the second quarter of 2019, and substantially all of the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during the six months ended June 30, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments were billed to Astellas upon the submission of an MAA in the second quarter of 2020 and the total $130.0 million was received during the same quarter.

In addition, as of June 30, 2020, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through June 30, 2020 totals $516.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China”), the commercial collaboration is structured as a 50/50 profit share. AstraZeneca will conduct commercialization activities in China and fund roxadustat launch costs in China and will only receive reimbursement once FibroGen Beijing has achieved profitability. As of June 30, 2020, we accrued $116.2 million of cumulative co-promotional expenses related to the estimated amount payable to AstraZeneca for such sales and marketing efforts.

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

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.4 million was recognized as revenue during the six months ended June 30, 2020, from performance obligations satisfied or partially satisfied. We submitted such NDA in December 2019, which was accepted by the FDA for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore, this $50.0 million milestone was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

In December 2019, roxadustat was included on the updated NRDL released by China’s National Healthcare Security Administration for the treatment of anemia in CKD, covering patients who are non-dialysis-dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to us by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the fourth quarter of 2019. This milestone payment was fully received during the first quarter of 2020.

On July 8, 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “Amendment”).

The Amendment provides for the establishment of a jointly owned entity (the “Distribution Entity”) that will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. FibroGen Beijing will continue to hold all of the regulatory licenses issued by China regulatory authorities and will continue to be primarily responsible for regulatory, clinical, manufacturing, medical affairs and pharmacovigilance. In July 2020, the Company closed the acquisition of an entity for the purpose of the establishment of the Distribution Entity.

While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes are being made. The Parties have changed the method under which commercial expenses are billed, and the collaboration will be adjusted to more fully account for the cost of manufacturing. These changes will be implemented retroactively to April 1, 2020. AstraZeneca’s billings for sales and marketing are now subject to an annual cap at a percentage of net sales, until they have been fully reimbursed for their costs, at which point AstraZeneca will invoice based on actual costs, subject to the annual cap.

Once the Distribution Entity is fully operational expected in early 2021, AstraZeneca will invoice the Distribution Entity for its sales and marketing services provided to the Distribution Entity, and FibroGen Beijing will manufacture and supply commercial product to the Distribution Entity.

FibroGen is expected to recognize revenue based on its sales to the Distribution Entity.

Development costs will continue to be shared 50/50 between the Parties.

FibroGen, Inc. and AstraZeneca concurrently amended the US/RoW Agreement to reflect minor changes in the governance structure under the China Agreement.

We are in the process of evaluating the accounting impacts resulting from the Amendment and the establishment of the Distribution Entity, which is expected to be significant to our consolidated financial statements starting the third quarter of 2020. Among others, the accrued long-term co-promotional expenses related to the estimated amount payable to AstraZeneca for its sales and marketing efforts associated with the commercial launch and sales for roxadustat will be reduced by approximately $82 million in the third quarter of 2020.

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2020 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through June 30, 2020	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$90,093	$82,500	$172,593
Europe Agreement	540,000	205,000	745,000
Total Astellas	630,093	287,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total revenue	$1,146,293	$1,397,000	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$150,581	$(150,581)	(100)%	$—	$150,581	$(150,581)	(100)%
Development and other revenue	18,957	40,985	(22,028)	(54)%	38,402	64,848	(26,446)	(41)%
Product revenue, net	15,693	—	15,693	100%	20,648	—	20,648	100%
Drug product revenue	8,238	—	8,238	100%	8,238	—	8,238	100%
Total revenue	$42,888	$191,566	$(148,678)	(78)%	$67,288	$215,429	$(148,141)	(69)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started roxadustat commercial sales in China in the third quarter of 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. We did not have any license revenue for the three and six months ended June 30, 2020.

Development and other revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until the end of the development period once all performance obligations have been satisfied. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of June 30, 2020, the future non-contingent development periods range from 12 to 60 months. Other revenues consist of sales of research and development material and have been included with development and other revenue in the consolidated statements of operations, as they have not been material for any of the periods presented.

Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Drug product revenue includes commercial-grade API sales to Astellas for purpose of roxadustat commercial launch in Japan, and is recognized when we fulfill all the delivery obligations.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

In addition, for the six months ended June 30, 2020, our $15.7 million of net product revenue from roxadustat sales in China was affected by the COVID-19 pandemic and the fact that patient and physician interaction was limited during a significant portion of the period, particularly in February and March. However, it is difficult to estimate how much sales were affected by COVID-19 due to the limited history of roxadustat product revenue to compare to.

Total revenue decreased $148.7 million, or 78% for the three months ended June 30, 2020, and $148.1 million, or 69% for the six months ended June 30, 2020, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$117,470	$(117,470)	(100)%	$—	$117,470	$(117,470)	(100)%
AstraZeneca	—	33,111	(33,111)	(100)%	—	33,111	(33,111)	(100)%
Total license revenue	$—	$150,581	$(150,581)	(100)%	$—	$150,581	$(150,581)	(100)%

We did not have any license revenue for the three and six months ended June 30, 2020.

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

Development and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Development revenue:
Astellas	$4,766	$17,223	$(12,457)	(72)%	$9,503	$22,082	$(12,579)	(57)%
AstraZeneca	14,191	23,762	(9,571)	(40)%	28,899	42,766	(13,867)	(32)%
Total development revenue	18,957	40,985	(22,028)	(54)%	38,402	64,848	(26,446)	(41)%

Development and other revenue decreased $22.0 million, or 54% for the three months ended June 30, 2020 and $26.4 million, or 41% for the six months ended June 30, 2019, compared to the same period a year ago. Development revenue recognized under our collaboration agreements with Astellas for the three and six months ended June 30, 2019 included the allocated revenue of $12.0 million related to the above-mentioned $130.0 million associated with the regulatory milestones of the planned MAA submission in Europe. Development revenue recognized under our collaboration agreements with AstraZeneca for the three and six months ended June 30, 2019 included the allocated revenue of $8.4 million related to the above-mentioned $50.0 million associated with the regulatory milestone of the planned NDA submission in the U.S.

In addition, development revenue recognized under our collaboration agreements for the three and six months ended June 30, 2020 decreased in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Product Revenue, Net

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(dollars in thousands)
Gross revenue	$19,833	$25,205
Non-key account hospital listing award	(2,566)	(2,566)
Contractual sales rebate	(1,372)	(1,748)
Other discounts and rebates	(202)	(243)
Product revenue, net	$15,693	$20,648

We started roxadustat commercial sales in China in the third quarter of 2019. Product revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those products, net of various sales rebates and discounts.

The gross product revenue for the three and six months ended June 30, 2020 was $19.8 million and $25.2 million, respectively.

In the second quarter of 2020, we amended the agreement with our pharmaceutical distributors, which triggered accounting modifications particularly related to non-key account hospital listing award. During the three months ended June 30, 2020, a $2.6 million of non-key account hospital listing award was recorded as a reduction to the revenue, which was calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period. Of this amount, $0.9 million was related to prior year activities, and $0.8 million was related to activities in the first quarter of 2020.

The contractual sales rebate for the three and six months ended June 30, 2020 was $1.4 million and $1.7 million, respectively, which was calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between us and each distributor. All other rebates and discounts, including sales return allowance, were immaterial for the periods.

Drug Product Revenue

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat API for the roxadustat commercial launch in Japan.

During the three months ended June 30, 2020, we fulfilled the delivery obligations under the term of the Japan Amendment, and recognized the related drug product revenue of $8.2 million in the same period. The amount represents variable consideration and was estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for estimated yield and the related cost to convert the API to bulk product tablets.

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$3,076	$—	$3,076	100%	$4,047	$—	$4,047	100%
Research and development	61,414	52,008	9,406	18%	116,315	102,505	13,810	13%
Selling, general and administrative	63,535	26,739	36,796	138%	113,138	48,948	64,190	131%
Total operating costs and expenses	$128,025	$78,747	$49,278	63%	$233,500	$151,453	$82,047	54%

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. We have also seen some reduced enrollment in our clinical trials, particularly for our IPF pamrevlumab trial that has paused enrollment. However, the overall impact of COVID-19 on our expenses was not significant.  In the three and six months ended June 30, 2020, some reduction in expenses, such as due to reduced travel and paused or slowed enrollment for trials, were offset by some increased expenses, such as in patient care.

Total operating costs and expenses increased $49.3 million, or 63% for the three months ended June 30, 2020, and $82.0 million, or 54%, compared to the same periods a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation reserve. Cost of goods sold was $3.1 million and $4.0 million for the three and six months ended June 30, 2020, primarily consisted of costs associated with the manufacturing of roxadustat product.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Phase of Development	2020	2019	2020	2019
		(in thousands)
Roxadustat	Phase 3	$34,332	$29,492	$60,344	$59,633
Pamrevlumab	Phase 2/3	23,320	14,748	45,401	27,102
FG-5200	Preclinical	1,002	1,345	2,032	2,722
Other research and development expenses		2,760	6,423	8,538	13,048
Total research and development expenses		$61,414	$52,008	$116,315	$102,505

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

Research and development expenses increased $9.4 million, or 18% for the three months ended June 30, 2020, compared to the same period a year ago, as a result of the following:

•

Increase of $10.4 million in clinical trials costs, primarily due to post-approval safety studies in China, and commencement of Phase 3 trials for pamrevlumab, partially offset by the substantial completion of Phase 3 trials for roxadustat and lower activities related to NDA preparation as it was submitted in December 2019;

•	Increase of $1.9 million in facility related expense, primarily due to higher allocated overhead costs, higher depreciation expenses related to China facilities and general maintenance expenses; and
•	Decrease of $2.7 million due to capitalization of inventory manufacturing costs associated with roxadustat production.

Research and development expenses increased $13.8 million, or 13% for the six months ended June 30, 2020, compared to the same period a year ago, as a result of the following:

•

Increase of $12.8 million in clinical trials costs, primarily due to post-approval safety studies in China, and commencement of Phase 3 trials for pamrevlumab, partially offset by the substantial completion of Phase 3 trials for roxadustat and lower activities related to NDA preparation as it was submitted in December 2019;

•	Increase of $4.1 million in facility related expense, primarily due to higher allocated overhead costs, higher depreciation expenses related to China facilities and general maintenance expenses;
•

Increase of $3.4 million in drug development expenses, primarily due to higher drug substance manufacturing activities and supplies related to pamrevlumab, and higher drug substance manufacturing activities related to roxadustat in its global program;

•	Increase of $1.4 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities;
•	Decrease of $5.6 million due to capitalization of inventory manufacturing costs associated with roxadustat production; and
•	Decrease of $2.4 million in outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

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

We anticipate that our SG&A expenses will increase in the future as we anticipate an increase in payroll and related expenses associated with an increase in headcount to support the growth of the business in connection with potential commercialization of our product candidates.

SG&A expenses increased $36.8 million, or 138% for the three months ended June 30, 2020 compared to the same period a year ago, as a result of the following:

•

Increase of $30.1 million in outside service expenses, due to the recognition of our share of co-promotional expenses incurred during the current period with AstraZeneca sales and marketing efforts related to the commercial launch of roxadustat in China;

•	Increase of $4.4 million in legal expenses primarily associated with patent-related activities in the United Kingdom; and
•	Increase of $2.4 million in employee-related costs primarily due to higher headcount in the sales and marketing functions in China and higher compensation levels.

SG&A expenses increased $64.2 million, or 131% for the six months ended June 30, 2020 compared to the same period a year ago, as a result of the following:

•

Increase of $57.0 million in outside service expenses, due to the recognition of our share of co-promotional expenses incurred during the current period with AstraZeneca sales and marketing efforts related to the commercial launch of roxadustat in China;

•	Increase of $5.0 million in legal expenses primarily associated with patent-related activities in United Kingdom; and
•	Increase of $3.4 million in employee-related costs primarily due to higher headcount in the sales and marketing functions in China and higher compensation levels.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(651)	$(736)	$85	(12)%	$(1,284)	$(1,507)	$223	(15)%
Interest income and other, net	644	4,125	(3,481)	(84)%	3,810	8,303	(4,493)	(54)%
Total interest and other, net	$(7)	$3,389	$(3,396)	(100)%	$2,526	$6,796	$(4,270)	(63)%

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

Interest income and other, net decreased $3.5 million, or 84% for the three months ended June 30, 2020, and $4.5 million, or 54% for the six months ended June 30, 2020, compared to the same periods a year ago, primarily due to lower interest earned on our cash, cash equivalents and investments of $2.3 million and $4.1 million, respectively, associated with the lower average balances.

In addition, on April 1, 2020, FibroGen Beijing adopted Renminbi Yuan (“CNY”) as its functional currency based on reassessment of the primary economic environment in which FibroGen Beijing operates, as such environment was mainly associated with its growing manufacturing and product sales activities conducted in CNY. Prior to April 1, 2020, FibroGen Beijing’s functional currency was the U.S. dollar. This changed resulted in a decrease of $1.0 million in unrealized foreign currency gain during the three and six months ended June 30, 2020.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Income (loss) before income taxes	$(85,144)	$116,208	$(163,686)	$70,772
Provision for (benefit from) income taxes	169	205	(25)	180
Effective tax rate	(0.2)%	0.2%	- %	0.3%

Provision for (benefit from) income tax for the three and six months ended June 30, 2020 were primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities and foreign taxes. Provisions for income tax for the three and six months ended June 30, 2019 were primarily due to foreign taxes.

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

As of June 30, 2020, we had cash and cash equivalents of $429.3 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of June 30, 2020, we had short-term and long-term investments of $256.3 million and $0.2 million, respectively. As of June 30, 2020, a total of $32.8 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat product in China. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. We expect increase in our operating expenses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. To date, we have funded certain portions of our research and development and manufacturing efforts in China and Europe through outside parties. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although our share of expenses for roxadustat will decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$90,179	$(6,172)
Investing activities	209,864	(7,717)
Financing activities	3,459	(780)
Effect of exchange rate changes on cash and cash equivalents	(499)	(2)
Net increase (decrease) in cash and cash equivalents	$303,003	$(14,671)

Operating Activities

Net cash provided by operating activities was $90.2 million for the six months ended June 30, 2020 and consisted primarily of net loss of $163.7 million adjusted for non-cash items of $45.7 million, offset by a net increase in operating assets and liabilities of $208.2 million. The significant non-cash items included stock-based compensation expense of $34.6 million, depreciation expense of $5.7 million and amortization of finance lease ROU of $5.2 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Prepaid expenses and other current assets of $126.9 million and Deferred revenue of $48.1 million, primarily related to the billing and receipt of $130.0 million in regulatory milestones under the Europe Agreement with Astellas associated with the MAA submission in Europe; and the billing and receipt of $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission for review in the U.S. These milestones were not billable as of December 31, 2019, and was net of the associated deferred revenues of $4.8 million and $50.0 million, respectively. The change in deferred revenue was also driven by the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•

Other long-term liabilities of $64.0 million, primarily due to the additional accrual of co-promotional expenses with AstraZeneca for sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year;

•	Other assets of $4.0 million, primarily related to the return and consumption of input value added tax by FibroGen Beijing; and
•	Accounts receivable of $1.9 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

The increases were partially offset by the decreases resulting from the following:

•

Accrued and other liabilities of $33.5 million, primarily driven by the payment of $36.3 million that was accrued at December 31, 2019, related to the change in estimated variable consideration associated with the API delivery; as well as driven by the timing of invoicing and payment; and

•	Inventories of $2.0 million, driven by the increased inventory level related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2019 and consisted primarily of net income of $70.6 million adjusted for non-cash items of $42.2 million, offset by a net decrease in operating assets and liabilities of $119.0 million. The significant non-cash items included stock-based compensation expense of $34.1 million, depreciation expense of $5.5 million, amortization of finance lease ROU of $5.1 million, and net amortization of premium and discount on investments of $2.5 million. The significant items in the changes in operating assets and liabilities included decreases resulting from the following:

•

Prepaid expenses and other current assets of $131.8 million and deferred revenue of $46.8 million, primarily driven by the above mentioned unbilled contract assets including $130.0 million regulatory milestones under the Europe Agreement with Astellas and a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca, which were not billable to Astellas or AstraZeneca as of June 30, 2019, net of the associated deferred revenues of $2.0 million and $50.0 million, respectively. The change in deferred revenue was also related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

•	Accounts payable of $5.1 million primarily driven by the timing of invoicing and payments;
•	Inventories of $2.0 million due to the capitalization of inventory costs starting in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes;

The decreases were partially offset by increases resulting from the following:

•

Accounts receivable of $57.2 million, primarily related to the collection of $43.9 million from Astellas for the roxadustat API delivery in December 2018 under an amendment to the Japan Agreement, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

•	Other long-term liabilities of $8.5 million primarily due to the accrual of co-promotional expenses for our preparation for commercial operation that is not expected to be paid in the next year.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $209.9 million for the six months ended June 30, 2020 and consisted primarily of $201.9 million of proceeds from maturities of investments, and $10.6 million of proceeds from sales of available-for-sale securities.

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

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2020 and consisted primarily of $16.5 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”), partially offset by $6.9 million of cash paid for payroll taxes on restricted stock unit releases, and $6.0 million of repayments of finance lease liabilities.

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2019 and consisted primarily of $8.1 million of cash paid for payroll taxes on restricted stock unit releases and $5.9 million of repayments of finance lease liabilities partially offset by $13.3 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our ESPP.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

During the first quarter of 2020, we entered into a Master Supply Agreement with Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited for the manufacture and supply of bulk roxadustat (as API), and other intermediates for use in the commercialization and development of products containing roxadustat.

As of June 30, 2020, we had outstanding total non-cancelable contract obligations of $26.2 million, including $14.2 million for manufacture and supply of roxadustat (including $12.1 million for the above-mentioned agreement), $10.7 million for future milestone payments for research and pre-clinical stage development programs, and $1.1 million for other purchases. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

Recently Issued Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance is effective for annual reporting periods beginning after December 15, 2020 including interim periods, with early adoption permitted. We do not plan to early adopt this guidance and do not anticipate a material impact to our consolidated financial statements upon adoption of this guidance.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2020 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

Revenue Recognition - Product revenue, net

We sell roxadustat in China through a number of pharmaceutical distributors located in China. These pharmaceutical distributors are our customers. Hospitals order roxadustat through a distributor and we ship the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled to in exchange for the product.

The period between the transfer control of promised goods and when we receive payment is based on a general 60-day payment term. As such, product revenue is not adjusted for the effects of a significant financing component.

Product drug revenue is recorded at the net sales prices (transaction price) which includes the following estimates of variable consideration:

•

Price adjustment: In December 2019, China’s National Healthcare Security Administration released price guidance for roxadustat under NRDL, effective January 1, 2020. Any channel inventories as of January 1, 2020 that had not been sold to hospitals by distributors, or to patients by hospitals, were eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels at January 1, 2020. If price guidance changes in the future, the price adjustment will be calculated in the same manner;

•

Contractual sales rebate: The contractual sales rebate is calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate is recorded as a reduction to revenue at the point of sale to the distributor;

•

Key account hospital sales rebate: An additional sales rebate is provided to a distributor for product sold to key account hospitals as a percentage of gross sales made by the distributor to eligible hospitals. This additional rebate is recorded as a reduction to revenue at the point of sale to the distributor;

•

Transfer fee discount: The transfer fee discount is offered to a distributor who has its downstream distributors supply to eligible hospitals. This discount is calculated based on a percentage of gross sales made to the downstream distributors, and recorded as a reduction to revenue as incurred;

•

Sales return: Distributors can request to return product to us only due to quality issues and for product within one year of the product’s expiration date. We, at our sole discretion, decides whether to accept such return request; and

•

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and meets certain requirements. We consider this particular award to be an upfront payment to a customer within the definitions of ASC 606. The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted.

The calculation of the above variable consideration is based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a substantial degree of judgment.

The above rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions of gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable. The distributor’s legal right of offset is calculated at the individual distributor level.

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

Based on management’s evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition and History of Operating Losses

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in chronic kidney disease (“CKD”), myelodysplastic syndromes (“MDS”), and chemotherapy-induced anemia, and pamrevlumab in idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”), and Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”). Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2019, 2018 and 2017 were $77.0 million, $86.4 million and $120.9 million, respectively. As of June 30, 2020, we had an accumulated deficit of $948.4 million. As of June 30, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $685.6 million plus $0.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca AB (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”), and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the People’s Republic of China (“China”) and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in China for CKD anemia for patients on dialysis and not on dialysis, and for roxadustat in Japan for CKD anemia in dialysis patients, we will need to make substantial additional investments in the development of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas and AstraZeneca, will depend heavily on successful development and commercialization of roxadustat, including obtaining additional regulatory approvals for the commercialization of roxadustat for anemia associated with CKD.

Our other lead product candidate, pamrevlumab, is currently in clinical development for IPF, pancreatic cancer, DMD, and COVID-19. Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

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

As a company, we have limited commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat, either directly or with our collaboration partners, our business would be harmed.*

We do not have a sales or marketing infrastructure and have limited experience in the sales, marketing or distribution of pharmaceutical products in any country. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales and marketing capabilities or make and maintain our existing arrangements with third parties to perform these services at a level sufficient to support our commercialization efforts.

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

Moreover, for any Phase 3 clinical trial to support an NDA/Biologics License Application submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval or refuse to accept our future applications.

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer, DMD or COVID-19;

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Overview” in the 2019 Form 10-K for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

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

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put supply agreements in place for our products, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials, post-approval trials, and commercial supply. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

Our commercial drug product and the product we use for clinical trials must be produced under applicable cGMP regulations. Failure to comply with these regulations may require us to recall commercial product or repeat clinical trials, which would impact sales revenue or delay the regulatory approval process.

We may add or change manufacturers for our products. We may also make changes to our manufacturing processes or to our product specifications, including in order to accommodate changes in regulations, manufacturing equipment or to account for different processes at new or second source suppliers. If we make any such changes with respect to roxadustat or pamrevlumab we will need to demonstrate comparability to the products and processes already approved or in approval by various regulatory authorities, including potentially through the conduct of additional clinical trials. Even if we do demonstrate comparability, a regulatory agency could challenge that result which could delay our development or commercialization progress. Any of these occurrences may materially impact our operations and potential profitability.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.*

The development and commercialization of new pharmaceutical products is highly competitive. Our future success depends on our ability and/or the ability of our collaboration partners to achieve and maintain a competitive advantage with respect to the development and commercialization of our product candidates. Our objective is to discover, develop and commercialize new products with superior efficacy, convenience, tolerability, and safety. We expect that in many cases, the products that we commercialize will compete with existing, market-leading products of companies that have large, established commercial organizations.

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN ®, marketed by Amgen Inc. in the U.S., Procrit ® and Erypo ®/Eprex ®, marketed by Johnson & Johnson Inc., and Espo ® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp ® and NESP ®) and Mircera ® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 30 years, serving a significant majority of dialysis CKD patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some non-dialysis patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies that are currently developing hypoxia-inducible factor (“HIF”) prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Japan Tobacco, and Zydus Cadila. Akebia is currently conducting Phase 3 studies in CKD patients on dialysis and not on dialysis, as well as a Phase 2 study evaluating pharmacokinetics and pharmacodynamics in dialysis patients with three-times weekly versus once-a-day dosing. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for and subsequent launch of vadadustat in Japan is expected in Q3 2020. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. GSK received approval for daprodustat in Japan on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for and subsequent launch of daprodustat in Japan is expected in Q3 2020. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco submitted an NDA for treatment of anemia associated with CKD in Japan in November 2019, supported by the six Phase 3 studies conducted in CKD patients on dialysis and not on dialysis in Japan, and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus Cadila (India) started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019. In July 2020, Zydus received approval from the FDA to begin studies of desidustat for the treatment of chemotherapy-induced anemia, which could potentially be competitive with roxadustat within this indication.

In addition, there are other companies developing or that have developed biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of MDS. For example, Acceleron Pharma, Inc., in partnership with Celgene Corporation, a Bristol-Myers Squibb company (“Celgene”), developed Reblozyl® (luspatercept), a protein therapeutic. Reblozyl was approved for treatment of anemia in adult patients with ß-thalassemia in November 2019, and in April 2020 for treatment of anemia failing an ESA therapy and requiring two or more red blood cell transfusions over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblast or with myelodysplastic or myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron received European Commission approval for luspatercept for the treatment of transfusion-dependent anemia in adult patients with MDS or ß-thalassemia. In Japan, Celgene started a luspatercept Phase 2 study in May 2019. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

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

The first biosimilar ESA, Pfizer’s Retacrit® (epoetin zeta), entered the U.S. market in November 2018. Market penetration of Retacrit and the potential addition of other biosimilar ESAs currently under development may alter the competitive and pricing landscape of anemia therapy in CKD patients on dialysis under the end-stage renal disease bundle. The patents for Amgen’s EPOGEN® (epoetin alfa) expired in 2004 in Europe, and the final material patents in the U.S. expired in May 2015. Several biosimilar versions of currently marketed ESAs are available for sale in Europe, China and other territories. In the U.S., a few ESA biosimilars are currently under development. Sandoz, a division of Novartis, markets Binocrit® (epoetin alfa) in Europe and may file a biosimilar Biologics License Application in the U.S.

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to more than 80% of U.S. dialysis patients, and therefore have historically executed long-term contracts including rebate terms with Amgen. DaVita has a six-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, following which Fresenius is providing Roche’s ESA Mircera® to a significant portion of its U.S. dialysis patients. Successful penetration in this market will likely require a definitive agreement with Fresenius and/or DaVita, on favorable terms and on a timely basis.

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim’s Ofev® (nintedanib). We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis, and thus stabilize or improve lung function in IPF patients, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from an oral product with which they are already familiar to a product delivered via in-office infusion. Furthermore, pirfenidone and nintedanib may be produced as generics in the near future. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

Pamrevlumab is a monoclonal antibody which may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Galapagos NV’s GLPG1690 and GLPG1205, Kadmon Holdings, Inc.’s KD025, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151. In particular, GLPG1690 is in a Phase 3 program consisting of two clinical trials with 750 subjects each, intended to support both the U.S. NDA and Marketing Authorization Application (“MAA”) in Europe.

If pamrevlumab is approved and launched commercially to treat locally advanced pancreatic cancer patients who are not candidates for surgical resection, pamrevlumab may face competition from products currently used for pancreatic cancer. These include FOLFRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, and agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Pfizer, Catabasis Pharmaceuticals (“Catabasis”), Santhera Pharmaceuticals (“Santhera”) and Sarepta. Pfizer initiated a Phase 3 study with PF-06939926, its AAV9 mini-dystrophin gene therapy for DMD in February 2020. Catabasis’ edasalonexent was reported to have preserved muscle function and slowed the progression of DMD compared to rates of change in the control period prior to treatment with edasalonexent in a Phase 2 study, and is currently undergoing Phase 3 development. Santhera’s Puldysa® (idebenone) MAA for treatment of DMD was filed with the EMA in May 2019, and the opinion from the Committee for Medicinal Products for Human Use is expected in the third quarter of 2020. The FDA requested additional clinical data from the idebenone Phase 3 trial currently ongoing in the U.S. and Europe. Santhera offers compassionate use of idebenone in patients with DMD in U.S. and UK. Sarepta’s SRP-9001 is an investigational gene therapy for DMD. Sarepta announced in December 2019 the licensing agreement with Roche that grants Roche the commercial rights to SRP-9001 outside the U.S.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, the initial roxadustat reimbursement prices set by the Ministry of Health, Labour and Welfare in Japan in November 2019 did not reflect innovation premium over the current ESA therapy, despite roxadustat’s advantages observed in our clinical programs. We believe the Japanese authority’s decision was primarily based on the comparability of roxadustat shown in the Japan Phase 3 studies that supported the Japan NDA, that was not designed to evaluate the outcome and additional efficacy and safety data observed in the large global Phase 3 programs that included over 8,000 patients.  We have no control over whether the agency will revisit the pricing once they review the comprehensive data from the global Phase 3 program including the major adverse cardiac event /MACE plus hospitalized unstable angina and hospitalized congestive heart failure outcomes. If reimbursement is not available or is available only to limited levels or only in subsets of the dialysis and non-dialysis populations, we may not be able to successfully commercialize certain of our products, or in particular jurisdictions.

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

The effects of the COVID-19 pandemic, the associated government-mandated restrictions and the other effects on healthcare systems, the economy, and society as a whole, may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, the length and severity of the restrictions, and other impacts and limitations on our ability to conduct our business in the ordinary course. These disruptions in our operations could negatively impact our business, operating results, and financial condition. The extent of the impact on the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic.

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers, and their communities, as their safety and well-being are our top priority. Despite these efforts, there is a risk that one or more of our employees, including members of senior management, could contract COVID-19. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. Our U.S. employees are working remotely when possible, and we may experience reduced productivity due to the remote work environment. In addition, there are other risks from remote work including but not limited to the potential for reduced oversight of third parties we work with, such as manufacturing and clinical sites. In China, our staff have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field.

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

While our clinical trials for MDS, CIA and locally advanced pancreatic cancer have continued to enroll, enrollment for IPF was paused at the beginning of the second quarter and has since resumed. However, we have seen impacts from COVID-19 on all of our clinical trials to varying degrees. There is a risk that any or all of our clinical trials will be delayed due to slowed or paused enrollment or site initiation, and direct COVID-19 impacts to clinical sites and clinical service providers. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year and we and our manufacturing partners are currently continuing manufacturing operations. However, we only have a limited stockpile of these drug supply products, and therefore, if there is a greater impact from the COVID-19 pandemic than we have expected, or if manufacturing operations are halted again, we could face shortages in our global supply chains.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to acknowledge ownership by FibroGen of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular, China, where we have operations, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

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

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, various administrative and court challenges have been filed in several territories including the U.S., Europe, the U.K., Canada, and Japan, against our HIF anemia-related technologies patent portfolio. In the U.S., we have previously prevailed in administrative challenges to various patents in in this portfolio that are owned or exclusively licensed by FibroGen, maintaining our intellectual property in all relevant scope.

On April 20, 2020, in response to an invalidation action brought against certain FibroGen UK patents by Akebia, the UK court handed down a decision invalidating UK designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The UK designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. We and our partner Astellas have filed an appeal of the decision in the UK Court of Appeal. We note that narrowing or even revocation of any of the HIF anemia-related technology patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or other territories.

Oppositions have also recently been filed against our European Patent No. 2872488, which claims a crystalline form of roxadustat. Final resolution of the opposition proceedings will take considerable time, and we cannot be assured of the breadth of the claims that will remain in the ’488 European patent or that the patent will not be revoked in its entirety.

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

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and we may encounter significant problems in securing and defending our intellectual property rights outside the U.S.*

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to effectively enforce our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved in the U.S., will be included in the payment bundle. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not be included in the bundle and would instead be eligible for a Transitional Drug Add-on Payment Adjustment (“TDAPA”) for a 24-month period. After this 24-month period, CMS would determine if roxadustat should be included in the bundle and, if so, what changes to end-stage renal disease prospective payment system reimbursement should be made. If roxadustat is not included in the bundle after the TDAPA period, and would therefore be reimbursed outside of the bundle, it may potentially limit further market penetration of roxadustat.

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

Roxadustat is considered a Class 2 substance on the 2019 World Anti-Doping Agency Prohibited List that could limit sales and increase security and distribution costs for us and our partners.*

Roxadustat is considered a Class 2 substance on the World Anti-Doping Agency (“WADA”) Prohibited List. There are enhanced security and distribution procedures we and our collaboration partners and third-party contractors will have to take to limit the risk of loss of product in the supply chain. As a result, our distribution, manufacturing and sales costs for roxadustat, as well as for our partners, will be increased which will reduce profitability. In addition, there is a risk of reduced sales due to patient access to this drug.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. For example, the Chinese government has implemented regulations that impact distribution of pharmaceutical products in China. These regulations generally require that at most two invoices may be issued throughout the distribution chain. Failure to comply with the “Two-Invoices” regulations would prevent us from accessing the market in China. We are establishing a jointly owned Distribution Entity with AstraZeneca to manage distribution in China, and there are complexities involved in establishing proper systems to perform distribution with which we have limited experience. We expect to continue to manage distribution in certain provinces in China. We have limited experience managing distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products. Any other such changes or amendments may result in increased compliance costs to our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

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

We are responsible for commercial manufacturing, pharmacovigilance, medical affairs, and management of the third-party distribution logistics (with AstraZeneca through the Distribution Entity) for roxadustat commercial activities in China. While we have been increasing our staffing in these areas, as a company, we have no experience managing or operating these functions for a commercial product and there can be no guarantee that we will do so efficiently or effectively. Mistakes or delays in these areas could limit our ability to successfully commercialize roxadustat in China, could limit our eventual market penetration, sales and profitability, and could subject us to significant liability in China.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2020, approximately $11.9 million of our cash and cash equivalents is held in China.

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

Effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as “Brexit.” During a transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the United Kingdom's future relationship with the European Union. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of Europe, or other countries. The effects of the United Kingdom’s withdrawal from the European Union, and the perceptions as to its impact, are expected to be far-reaching and may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets, including foreign exchange markets. The United Kingdom’s withdrawal from the European Union could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and Europe and could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European laws to replace or replicate, including laws that could impact our ability, or our collaborator’s ability in the case of roxadustat, to obtain approval of our products or sell our products in the United Kingdom. Changes impacting our ability to conduct business in the United Kingdom or other European countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.*

As of July 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 40.03% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Our amended and restated certificate of incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*+	Offer Letter, by and between FibroGen, Inc. and Thane Wettig, dated as of May 7, 2020.	—	—	—	—

10.2*†	Amendment No. 1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective as of May 11, 2020.	—	—	—	—

10.3*†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective as of July 1, 2020.	—	—	—	—

10.4*†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 1, 2020.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan
†

Portions of this exhibit (indicated by asterisks) have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: August 6, 2020	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2020	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)