Form 10-Q
period 2020-09-30
FIBROGEN INC
filed 2020-11-05
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock outstanding as of October 31, 2020 was 91,010,718.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$532,468	$126,266
Short-term investments	155,398	407,491
Accounts receivable, net ($4,715 and $4,845 from a related party)	26,252	28,455
Inventories	11,803	6,887
Prepaid expenses and other current assets ($165 and $125,210 from related parties)	11,563	133,391
Total current assets	737,484	702,490

Restricted time deposits	2,072	2,072
Long-term investments	247	61,118
Property and equipment, net	36,153	42,743
Finance lease right-of-use assets	32,028	39,602
Other assets ($1,483 and $0 from a related party)	4,031	9,372
Total assets	$812,015	$857,397

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$7,553	$6,088
Accrued and other current liabilities ($4,135 and $36,883 to a related party)	90,572	83,816
Deferred revenue	7,912	490
Finance lease liabilities, current	12,311	12,351
Total current liabilities	118,348	102,745

Long-term portion of lease obligations	839	1,141
Product development obligations	17,790	16,780
Deferred revenue, net of current	137,954	99,449
Finance lease liabilities, non-current	28,514	37,610
Other long-term liabilities	37,639	64,266
Total liabilities	341,084	321,991

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2020 and December 31, 2019; 90,885 and 87,657 shares issued and outstanding at September 30, 2020 and December 31, 2019	909	877
Additional paid-in capital	1,370,384	1,300,725
Accumulated other comprehensive loss	(4,256)	(747)
Accumulated deficit	(915,377)	(784,720)
Total stockholders’ equity	451,660	516,135
Non-controlling interests	19,271	19,271
Total equity	470,931	535,406
Total liabilities, stockholders’ equity and non-controlling interests	$812,015	$857,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
License revenue (includes $0, $11,935, $0 and $129,405 from a related party)	$—	$11,935	$—	$162,517
Development and other revenue (includes $4,736, $3,533, $14,239 and $25,615 from a related party)	20,663	20,660	59,065	85,507
Product revenue, net	22,683	579	43,331	579
Drug product revenue (includes $(3,957), $0, $4,281 and $0 from a related party)	686	—	8,924	—
Total revenue	44,032	33,174	111,320	248,603

Operating costs and expenses:
Cost of goods sold	2,207	242	6,253	242
Research and development	58,476	49,963	174,792	152,467
Selling, general and administrative	(48,981)	35,823	64,157	84,772
Total operating costs and expenses	11,702	86,028	245,202	237,481
Income (loss) from operations	32,330	(52,854)	(133,882)	11,122

Interest and other, net
Interest expense	(580)	(702)	(1,864)	(2,209)
Interest income and other, net (includes $(13), $0, $(13) and $0 from a related party)	1,469	4,193	5,279	12,496
Total interest and other, net	889	3,491	3,415	10,287

Income (loss) before income taxes	33,219	(49,363)	(130,467)	21,409
Provision for income taxes	215	76	190	256
Net income (loss)	$33,004	$(49,439)	$(130,657)	$21,153

Net income (loss) per share:
Basic	$0.36	$(0.57)	$(1.46)	$0.24
Diluted	$0.35	$(0.57)	$(1.46)	$0.23

Weighted average number of common shares used to calculate net income (loss) per share:
Basic	90,558	87,007	89,414	86,390
Diluted	93,678	87,007	89,414	91,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$33,004	$(49,439)	$(130,657)	$21,153
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 1)	(2,038)	623	(3,372)	734
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(657)	(385)	(137)	712
Other comprehensive income (loss), net of taxes	(2,695)	238	(3,509)	1,446
Comprehensive income (loss)	$30,309	$(49,201)	$(134,166)	$22,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at June 30, 2020	90,228,293	$902	$1,344,912	$(1,561)	$(948,381)	$19,271	$415,143
Net loss	—	—	—	—	33,004	—	33,004
Change in unrealized gain or loss on investments	—	—	—	(657)	—	—	(657)
Foreign currency translation adjustments	—	—	—	(2,038)	—	—	(2,038)
Shares issued from stock plans, net of payroll taxes paid	656,463	7	7,581	—	—	—	7,588
Stock-based compensation	—	—	17,891	—	—	—	17,891
Balance at September 30, 2020	90,884,756	$909	$1,370,384	$(4,256)	$(915,377)	$19,271	$470,931

Balance at June 30, 2019	86,847,072	$868	$1,265,783	$(462)	$(637,158)	$19,271	$648,302
Net loss	—	—	—	—	(49,439)	—	(49,439)
Change in unrealized gain or loss on investments	—	—	—	(385)	—	—	(385)
Foreign currency translation adjustments	—	—	—	623	—	—	623
Shares issued from stock plans, net of payroll taxes paid	363,597	4	(180)	—	—	—	(176)
Stock-based compensation	—	—	14,793	—	—	—	14,793
Balance at September 30, 2019	87,210,669	$872	$1,280,396	$(224)	$(686,597)	$19,271	$613,718

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net income	—	—	—	—	(130,657)	—	(130,657)
Change in unrealized gain or loss on investments	—	—	—	(137)	—	—	(137)
Foreign currency translation adjustments (Note 1)	—	—	—	(3,372)	—	—	(3,372)
Shares issued from stock plans, net of payroll taxes paid	3,227,267	32	17,208	—	—	—	17,240
Stock-based compensation	—	—	52,451	—	—	—	52,451
Balance at September 30, 2020	90,884,756	$909	$1,370,384	$(4,256)	$(915,377)	$19,271	$470,931

Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	21,153	—	21,153
Change in unrealized gain or loss on investments	—	—	—	712	—	—	712
Foreign currency translation adjustments	—	—	—	734	—	—	734
Shares issued from stock plans, net of payroll taxes paid	1,778,567	18	5,078	—	—	—	5,096
Stock-based compensation	—	—	48,865	—	—	—	48,865
Balance at September 30, 2019	87,210,669	$872	$1,280,396	$(224)	$(686,597)	$19,271	$613,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(130,657)	$21,153
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,671	8,715
Amortization of finance lease right-of-use assets	7,886	7,720
Net accretion of discount on investments	103	(3,354)
Unrealized loss on equity investments	(3)	(78)
Investment loss in unconsolidated variable interest entity	13	—
Gain on disposal of property and equipment	(3)	(10)
Stock-based compensation	52,451	48,865
Realized loss on sales of available-for-sale securities	258	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,520	44,459
Inventories	(5,206)	(4,908)
Prepaid expenses and other current assets	121,923	(128,922)
Other assets	7,586	(953)
Accounts payable	1,440	(5,084)
Accrued and other liabilities	3,249	5,484
Deferred revenue	45,925	(50,915)
Accrued interest for finance lease liabilities	(196)	104
Other long-term liabilities	(27,130)	24,069
Net cash provided by (used in) operating activities	88,830	(33,655)

Investing activities
Purchases of property and equipment	(1,604)	(4,017)
Payment made for acquisition	(2,145)	—
Purchases of available-for-sale securities and term deposit	(38)	(155,932)
Proceeds from sales of available-for-sale securities	10,606	—
Proceeds from maturities of investments	301,900	305,000
Net cash provided by (used in) investing activities	308,719	145,051

Financing activities
Repayments of finance lease liabilities	(9,254)	(8,810)
Repayments of lease obligations	(302)	(302)
Cash paid for payroll taxes on restricted stock unit releases	(9,007)	(10,614)
Proceeds from issuance of common stock	26,247	15,710
Net cash provided by (used in) financing activities	7,684	(4,016)
Effect of exchange rate change on cash and cash equivalents	969	(46)
Net increase (decrease) in cash and cash equivalents	406,202	107,334
Total cash and cash equivalents at beginning of period	126,266	89,258
Total cash and cash equivalents at end of period	$532,468	$196,592

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

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received marketing authorization in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. Evrenzo® (roxadustat) is also approved in Japan for the treatment of anemia associated with CKD in dialysis patients. In January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients.

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

Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, pancreatic cancer and Duchenne muscular dystrophy, and is also in Phase 2 development in Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”).

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe Oy and FibroGen China Anemia Holdings, Ltd. (“FibroGen Cayman”). All inter-company transactions and balances have been eliminated in consolidation. For any variable interest entity for which FibroGen is not the primary beneficiary, the Company uses the equity method of accounting. The Company operates as one segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

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

Out-of-Period Adjustments

During the third quarter of 2020, the Company recorded out-of-period adjustments that resulted in a net decrease in revenue of $2.1 million. The Company does not believe the correction of these errors is individually or in aggregate material to the consolidated financial statements for the three and nine months ended September 30, 2020 or to any prior period consolidated financial statements.

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

Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$33,004	$(49,439)	$(130,657)	$21,153
Weighted average shares used to compute net income (loss) per share:
Basic	90,558	87,007	89,414	86,390
Dilutive effect of potential common shares	3,120	—	—	5,605
Diluted	93,678	87,007	89,414	91,995

Net income (loss) per share:
Basic	$0.36	$(0.57)	$(1.46)	$0.24
Diluted	$0.35	$(0.57)	$(1.46)	$0.23

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the nine months ended September 30, 2020, and the three months ended September 30, 2019, the Company reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive.

Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling 4.2 million and 9.2 million, respectively, for the three months ended September 30, 2020 and 2019, and totaling 8.9 million and 3.6 million, respectively, for the nine months ended September 30, 2020 and 2019, as they were anti-dilutive.

Risks and Uncertainties

The Company’s business is subject to risks and uncertainties, including those related to COVID-19 and the related shelter-in-place, stay-at-home and other similar governmental orders issued in response to the COVID-19 pandemic.

Starting in the first quarter of 2020, the Company experienced slower enrollment in its clinical trials due to the interruption caused by COVID-19 in the worldwide healthcare system. The future impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict. The COVID-19 pandemic may continue to affect enrollment in and initiation of the Company’s clinical trials, and could affect the Company’s supply chain if further social distancing and other business restrictions are put in place by various government entities, particularly in China and the U.S. COVID-19 may affect the health of the Company’s employees limiting the Company’s productivity. The COVID-19 pandemic may also impact the market for the Company’s products and product candidates in the future, affecting sales of the Company’s products. Such possible risks and uncertain impacts from the COVID-19 pandemic could have a material adverse effect on the Company’s drug development, commercialization revenues, and other portions of its business, and in particular, could impact the Company’s assumptions of accounts receivable collectability, fair value measurements of investments, liquidity, and development costs. The extent of the pandemic’s effect on the Company’s operational and financial performance will depend in large part on future developments, particularly with respect to the scope and severity of the pandemic, governmental restrictions put in place to fight the pandemic, and the development of vaccines and treatments for COVID-19. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to estimate the likely impact of the COVID-19 pandemic on its future operations.

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

Variable Interest Entity

Under the Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), when the Company obtains an economic interest in an entity, it evaluates the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether the Company is the primary beneficiary and is therefore required to consolidate the VIE, based on significant judgment whether the Company (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

On April 1, 2020, FibroGen Beijing adopted CNY as its functional currency based on reassessment of the primary economic operational environment of FibroGen Beijing that is mainly associated with its growing manufacturing and product sales activities conducted in CNY. As such, monetary assets and liabilities of FibroGen Beijing in currencies other than CNY are remeasured using exchange rates in effect at the end of the period. The assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. This change in FibroGen Beijing’s functional currency was accounted for prospectively from April 1, 2020, and the prior condensed consolidated financial statements were not restated. The related currency translation adjustment was $1.3 million at April 1, 2020, upon adoption.

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the three and nine months ended September 30, 2020 and the allowance for doubtful accounts as of September 30, 2020 were immaterial.

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

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when the Company believes that an available-for-sale security is confirmed uncollectable or when either of the criteria regarding intent or requirement to sell is met.

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

The period between the transfer of control of the promised goods and when the Company receives payment is based on a general 60-day payment term. As such, product revenue is not adjusted for the effects of a significant financing component.

Product revenue is recorded at the net sales prices (transaction price) which includes the following estimates of variable consideration:

•

Price adjustment: In December 2019, China’s National Healthcare Security Administration released price guidance for roxadustat under the National Reimbursement Drug List (“NRDL”), effective January 1, 2020. Any channel inventories as of January 1, 2020 that had not been sold to hospitals by distributors, or to patients by hospitals, were eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels at January 1, 2020. If price guidance changes in the future, the price adjustment will be calculated in the same manner;

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

•

Sales return: Distributors can request to return product to the Company only due to quality issues or for product purchased within one year prior to the product’s expiration date. The Company, at its sole discretion, decides whether to accept such return request; and

•

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. The Company considers this particular award to be an upfront payment to a customer within the definitions of ASC 606. The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted.

The calculation of the above variable consideration is based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a substantial degree of judgment.

The above rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible and in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the liability for rebates and discounts are presented as reductions of gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable. The distributor’s legal right of offset is calculated at the individual distributor level.
2.	Acquisition and Variable Interest Entity

On July 8, 2020, FibroGen Cayman, FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”) and AstraZeneca AB (“AstraZeneca”) entered into an amendment, effective July 1, 2020, to the collaboration agreement for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”), relating to the development and commercialization of roxadustat in China (the “China Amendment”).

The China Amendment provides for the establishment of a jointly owned entity that will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. To prepare for the establishment of this jointly owned entity, in July 2020, FibroGen Beijing acquired 100% of the outstanding shares of Beijing Kangda Yongfu Pharmaceutical Co., LTD (“Kangda”) in exchange for cash consideration of CNY15.0 million (approximately $2.1 million). The purpose of the acquisition was to acquire a distribution license owned by Kangda for commercializing and distributing roxadustat in China. FibroGen Beijing will continue to hold all of the regulatory licenses issued by China regulatory authorities and will continue to be primarily responsible for regulatory, clinical, manufacturing, medical affairs and pharmacovigilance. The transaction costs related to the execution of the acquisition, primarily legal expenses, totaled CNY5.0 million and were shared equally with AstraZeneca. Therefore, the acquisition costs for FibroGen Beijing were CNY2.5 million (approximately $0.4 million).

Under the ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company determined that the all of the value of Kangda was attributable to the acquired license, and therefore the transaction was accounted for as an asset acquisition. The Company allocated the entire purchase price of $2.5 million to the acquired license that was recorded as an intangible asset, to be amortized over the duration of expected sales of roxadustat. There was no excess consideration over the estimated fair value. Through September 15, 2020, Kangda was consolidated as a wholly owned subsidiary of the Company. The amortization of the license was immaterial during the short period of time before Kangda was deconsolidated upon the establishment of the jointly owned entity described below.

On September 15, 2020, FibroGen Beijing and AstraZeneca entered into an equity transfer agreement and shareholders agreement, under which FibroGen Beijing sold 48.9% of the outstanding shares of Kangda to AstraZeneca in exchange for cash consideration of CNY7.3 million (approximately $1.0 million). Concurrently with the equity transfer, the two parties renamed Kangda to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). Following the sale, FibroGen Beijing owns 51.1% of the outstanding shares of Falikang. The gain (loss) resulting from the equity transfer was immaterial.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity for roxadustat and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion while AstraZeneca meets both the power and economic criteria under ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE. As a result, the Company accounted for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. Accordingly, The Company recorded its investment in Falikang of CNY10.2 million (approximately $1.5 million), which is the total of the 51.1% of Falikang’s equity and the acquisition costs, as an investment in unconsolidated subsidiary in other assets in the condensed consolidated balance sheet. In addition, the Company recognized its proportionate share of the reported profits or losses of Falikang, beginning September 15, 2020, as other income (loss) in the condensed consolidated statement of operations, and as an adjustment to its investment in unconsolidated subsidiary in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company will assess the impairment of its equity method investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

The Company may be required to provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

On an ongoing basis, the Company will re-evaluate the VIE assessment based on potential changes in facts and circumstances, including but not limited to, the shareholder loans received by Falikang and the execution of any future significant agreements between Falikang and its shareholders and/or other third parties.

As of September 30, 2020, the Company’s equity method investment in Falikang was $1.5 million. Falikang is considered as a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.

As of September 30, 2020, the cash consideration of CNY7.3 million for the above equity transfer, together with AstraZeneca’s share of the acquisition costs of CNY2.5 million, totaling CNY9.8 million (approximately $1.4 million), was recorded as a receivable from AstraZeneca in prepaid expenses and other current assets in the condensed consolidated balance sheet. In October 2020, CNY7.3 million cash consideration was received.
3.	Collaboration Agreements and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The aggregate amount of consideration received through September 30, 2020 totals $90.1 million.  The Japan Agreement also provides for tiered payments based on net sales of roxadustat in the low 20% range after commercial launch.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of roxadustat in the low 20% range. The aggregate amount of consideration received through September 30, 2020 totals $540.0 million.

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiac event (“MACE”) and MACE plus hospitalized unstable angina and hospitalized congestive heart failure (“MACE+”) data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA, following the Company’s NDA submission to the FDA. These milestones became probable of being achieved in the second quarter of 2019, and the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during the nine months ended September 30, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments were billed to Astellas upon the submission of an MAA in the second quarter of 2020 and the total $130.0 million was received during the same quarter.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, $15.0 million of which was received in 2015 as a result of the finalization of its two audited pre-clinical carcinogenicity study reports, and the remaining $50.0 million was received in April 2020 as a result of the NDA submission milestone, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of consideration received through September 30, 2020 totals $439.0 million.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during the nine months ended September 30, 2020, from performance obligations satisfied or partially satisfied. The Company submitted such NDA in December 2019, which was accepted by the FDA for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore, this $50.0 million was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

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

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into the China Agreement. Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement was structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in the third quarter of 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of such consideration received for milestone and upfront payments through September 30, 2020 totals $77.2 million.

In December 2019, roxadustat was included on the updated NRDL released by China’s National Healthcare Security Administration for the treatment of anemia in CKD, covering patients who are non-dialysis dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million of milestones payable to the Company by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the China Agreement during the fourth quarter of 2019. This milestone payment was received during the first quarter of 2020.

China Amendment

On July 8, 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into the China Amendment, effective July 1, 2020, relating to the development and commercialization of roxadustat in China. While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes were made.

Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. See Note 2, Acquisition and Variable Interest Entity, for details.

In accordance with the China Amendment, the Company is currently in the interim period. Under the China Amendment, the interim period is defined as the period from April 1, 2020 to the time when Falikang is fully operational, expected in early 2021. During the interim period, FibroGen will continue to sell product directly to the distributors, who remain as the Company’s customers. Under the China Amendment, the calculation for profit or loss share has changed related to sales of roxadustat in China for the period from April 1, 2020 onwards. With effect from April 1, 2020, the Parties have changed the method under which commercial expenses incurred by AstraZeneca are calculated and billed. AstraZeneca’s co-promotion expenses for their sales and marketing efforts are now subject to a cap of a percentage of net sales. Once AstraZeneca has been fully reimbursed for their sales and marketing costs under the cap, AstraZeneca will bill the co-promotion expenses based on actual costs on a prospective basis. In addition, the China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

Once Falikang is fully operational, AstraZeneca will bill the co-promotion expenses to Falikang, rather than FibroGen Beijing. In addition, FibroGen Beijing will manufacture and supply commercial product to Falikang based on an agreed upon transfer price. Development costs will continue to be shared 50/50 between the Parties.

As a result, the interim period primarily includes the following activities:

•

Co-promotion expenses: The China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the previous China Agreement, payment of these historical co-promotion expenses was subject to certain profitability and cash flow thresholds. No amount of the historical co-promotion costs had been paid prior to the China Amendment as these thresholds had not yet been met. Under the China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, the Company reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. The co-promotion expenses for the three and nine months ended September 30, 2020, capped at a percentage of net roxadustat sales in China, were $8.8 million and $14.8 million, respectively, included in the selling, general and administrative expenses. After this adjustment, as of September 30, 2020, $14.8 million of the recalculated accrued co-promotion expenses was recorded as a current liability, as it is anticipated to be paid within the next 12 months; and $26.3 million of the recalculated accrued co-promotion expenses remained in the long-term liabilities, as it is not anticipated to be paid within the next 12 months.

•

Profit share: Profit/loss share between FibroGen China and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the China Agreement. Based on the calculation, a profit was achieved during the third quarter of 2020. As a result, the Company recorded a profit share liability of $2.0 million to AstraZeneca in the three months ended September 30, 2020 in the condensed consolidated statement of operations.

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

Amounts recognized as revenue under the Japan Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2020	2019	2020	2019
Japan	License revenue	$—	$11,935	$—	$11,935
	Development revenue	$86	$537	$413	$1,151

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through September 30, 2020	Deferred Revenue at September 30, 2020	Total Consideration Through September 30, 2020
License	$86,024	$—	$86,024
Development revenue	15,543	164	15,707
Total license and development revenue	$101,567	$164	$101,731

The revenue recognized under the Japan Agreement for the three months ended September 30, 2020 included an increase in revenue of $0.1 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Japan Agreement includes no further variable consideration from estimated future co-development billing.

Amounts recognized as revenue under the Europe Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2020	2019	2020	2019
Europe	License revenue	$—	$—	$—	$117,470
	Development revenue	$4,651	$2,996	$13,827	$24,463

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through September 30, 2020	Deferred Revenue at September 30, 2020	Total Consideration Through September 30, 2020
License	$487,951	$—	$487,951
Development revenue	244,834	2,096	246,930
Total license and development revenue	$732,785	$2,096	$734,881

The revenue recognized under the Europe Agreement for the three months ended September 30, 2020 included an increase in revenue of $1.3 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $31.5 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW and China Agreement were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2020	2019	2020	2019
U.S. / RoW and China	License revenue	$—	$—	$—	$33,112
	Development revenue	15,220	17,106	43,525	59,872
	China performance obligation	$706	$19	$1,300	$19

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through September 30, 2020	Deferred Revenue at September 30, 2020	Total Consideration Through September 30, 2020
License	$341,844	$—	$341,844
Co-development, information sharing & committee services	536,792	2,435	539,227
China performance obligation	1,390	141,171	142,561
Total license and development revenue	$880,026	$143,606	$1,023,632

The revenue recognized under the U.S./RoW Agreement for the three months ended September 30, 2020 included a decrease of $0.6 million in revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $52.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation, which are expected to be recognized in a pattern consistent with estimated deliveries of the commercial drug product. As mentioned above, a profit share with AstraZeneca of $2.0 million was recorded in the condensed consolidated statement of operations for the three months ended September 30, 2020.

Product Revenue, Net

Product revenue from roxadustat commercial sales in China is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of various sales rebates and discounts. Product revenue, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross revenue	$27,900	$622	$53,105	$622
Non-key account hospital listing award	(2,930)	—	(5,495)	—
Contractual sales rebate	(1,966)	(43)	(3,714)	(43)
Other discounts and rebates	(313)	—	(512)	—
Sales return	(8)	—	(53)	—
Product revenue, net	$22,683	$579	$43,331	$579

In the second quarter of 2020, the Company amended the agreement with its pharmaceutical distributors, which triggered accounting modifications particularly related to non-key account hospital listing award. For the three and nine months ended September 30, 2020, the non-key account hospital listing award was $2.9 million and $5.5 million, respectively, which was recorded as a reduction to the revenue and calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period.

For the three and nine months ended September 30, 2020, the contractual sales rebate was $2.0 million and $3.7 million, respectively, which were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. All other rebates and discounts, including sales return allowance were immaterial for the periods presented.

The rebates and discounts that the Company’s pharmaceutical distributors have earned are eligible to be applied against future sales orders, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable. The distributor’s legal right of offset is calculated at the individual distributor level. The following table includes a roll-forward of the contract liabilities (in thousands):

	Balance at December 31, 2019	Additions	Deduction	Currency Translation and Other	Gross Contract Liabilities Balance	Balance Presented Net Against Accounts Receivable	Balance at September 30, 2020
Contract liabilities	$(1,102)	$(10,623)	$450	$(117)	$(11,392)	$9,759	$(1,633)

As of September 30, 2020, the total rebates and discounts as reductions to gross accounts receivable was $9.8 million, and the total contract liabilities was $1.6 million, which was included in accrued and other current liabilities in the condensed consolidated balance sheet.

The reductions to gross accounts receivable, including the above-mentioned contra-accounts receivable items related to product revenue, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Price adjustment	$529	$936
Contractual sales rebate	3,479	148
Non-key account hospital listing award	5,238	—
Other discounts and rebates	513	18
Sales return	53	—
Provision for credit loss	102	—
Total reductions to gross accounts receivable	$9,914	$1,102

Drug Product Revenue

Drug product revenue was as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Astellas	$(3,957)	$4,281
AstraZeneca	4,643	4,643
Drug product revenue	$686	$8,924

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat active pharmaceutical ingredient (“API”) for the roxadustat commercial launch in Japan. Related to the API shipments in 2018 under the Japan Amendment, during the three months ended September 30, 2020, the Company recorded a $4.0 million reduction to drug product revenue, related to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas at March 31, 2020 adjusted to reflect the updated listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended June 30, 2020, the Company fulfilled delivery obligations under the term of the Japan Amendment, and recognized the related drug product revenue of $8.2 million in the same period. The amount represents variable consideration and was estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the U.S./RoW Agreement, FibroGen would manufacture and deliver to AstraZeneca roxadustat bulk drug product in support of commercial supplies. The Company delivered bulk drug product to AstraZeneca as pre-commercial supply for process validation purposes in the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively. The related drug product revenue of $4.6 million was recognized in the three months ended September 30, 2020. The drug product revenue amount represents variable consideration and was estimated based on the quantity of product shipped and an estimated price.

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

Deferred revenue includes amounts allocated to the China unit of accounting under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial sales of the products within China. As of September 30, 2020, approximately $3.2 million of the deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

4.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$125,388	$—	$—	$125,388
Equity investments	247	—	—	247
Money market funds	451,917	—	—	451,917
Certificate of deposit	—	30,010	—	30,010
Total	$577,552	$30,010	$—	$607,562

	December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$347,383	$80,123	$—	$427,506
Bond and mutual funds	10,816	—	—	10,816
Equity investments	255	—	—	255
Money market funds	85,551	—	—	85,551
Certificate of deposit	—	30,032	—	30,032
Total	$444,005	$110,155	$—	$554,160

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

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,242	$1,242

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,544	$1,544

The fair values of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of assets or liabilities between levels for any of the periods presented.

5.	Leases

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	September 30, 2020	December 31, 2019
Assets
Finance:
Right-of-use assets - cost		$50,220	$49,909
Accumulated amortization		(18,192)	(10,307)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	32,028	39,602
Operating:
Right-of-use assets - cost		2,796	2,736
Accumulated amortization		(1,554)	(805)
Operating lease right-of-use assets, net	Other assets	1,242	1,931
Total lease assets		$33,270	$41,533

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,311	$12,351
Operating lease liabilities	Accrued and other current liabilities	770	983
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	28,514	37,610
Operating lease liabilities	Other long-term liabilities	472	942
Total lease liabilities		$42,067	$51,886

The components of lease expense were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Line Item	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$2,639	$2,580	$7,886	$7,720
Interest on lease liabilities	Interest expense	462	578	1,511	1,826
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	304	290	868	579
Sublease income	Selling, general and administrative expenses	(301)	(310)	(899)	(1,135)
Total lease cost		$3,104	$3,138	$9,366	$8,990

Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$812	$540
Operating cash flows from finance leases	1,468	1,640
Financing cash flows from finance leases	9,254	8,810
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	434	49,784
Operating leases	$55	$2,723

Lease term and discount rate were as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	3.1	3.6
Operating leases	1.6	2.1
Weighted-average discount rate:
Finance leases	4.39%	4.42%
Operating leases	4.73%	4.75%

Maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

Year Ending	Finance Leases	Operating Leases
2020 (Remaining three month period)	$3,542	$245
2021	13,683	714
2022	13,883	329
2023	12,524	—
Total future lease payments	43,632	1,288
Less: Interest	(2,807)	(46)
Present value of lease liabilities	$40,825	$1,242

6.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash	$80,551	$40,715
Money market funds	451,917	85,551
Total cash and cash equivalents	$532,468	$126,266

The underlying investments in the money market funds as of September 30, 2020 are all US government obligations. At September 30, 2020 and December 31, 2019, a total of $51.2 million and $11.9 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$124,993	$395	$—	$125,388
Certificates of deposit	30,000	10	—	30,010
Equity investments	125	122	—	247
Total investments	$155,118	$527	$—	$155,645

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$426,995	$536	$(25)	$427,506
Certificates of deposit	30,000	32	—	30,032
Bond and mutual funds	10,730	86	—	10,816
Equity investments	125	130	—	255
Total investments	$467,850	$784	$(25)	$468,609

At September 30, 2020, all of the available-for-sale investments had contractual maturities within one year. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$1,152	$325
Work-in-progress	5,616	2,264
Finished goods	5,034	4,298
Total inventories	$11,803	$6,887

The provision to write-down excess and obsolete inventory was immaterial for the three and nine months ended September 30, 2020. There was no provision to write-down excess and obsolete inventory for the three and nine months ended September 30, 2019.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Unbilled contract assets	$—	$180,000
Deferred revenues from associated contracts	—	(54,790)
Net unbilled contract assets	—	125,210
Prepaid assets	5,549	6,464
Other current assets	6,014	1,717
Total prepaid expenses and other current assets	$11,563	$133,391

The unbilled contract assets as of December 31, 2019 included two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe. The MAA was submitted in the second quarter of 2020. Therefore, the $130 million milestones were billed in the same quarter. The unbilled contract assets as of December 31, 2019 also included a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S, which was submitted in December 2019 and accepted for review in February 2020. Therefore, the $50.0 million milestone was billed during the first quarter of 2020. See Note 3, Collaboration Agreements and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$101,162	$101,548
Laboratory equipment	17,890	17,329
Machinery	8,012	8,217
Computer equipment	9,124	8,399
Furniture and fixtures	6,110	5,822
Construction in progress	1,506	1,792
Total property and equipment	$143,804	$143,107
Less: accumulated depreciation	(107,651)	(100,364)
Property and equipment, net	$36,153	$42,743

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Preclinical and clinical trial accruals	$29,396	$16,279
API product price adjustment	3,957	36,324
Payroll and related accruals	19,606	19,784
Accrued co-promotion expenses - current	14,836	—
Property taxes and other	6,057	2,044
Professional services	7,384	4,842
Other	9,336	4,543
Total accrued and other current liabilities	$90,572	$83,816

The API product price adjustment of $36.3 million accrued as of December 31, 2019 was related to the change in estimated variable consideration of API product at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare in the fourth quarter of 2019. This amount was fully paid during the first quarter of 2020. The API product price adjustment of $4.0 million accrued as of September 30, 2020 related to the change in estimated variable consideration of API product at the time an updated roxadustat listed price was issued by the same Japanese authority in the first quarter of 2020. See Note 3, Collaboration Agreements and Revenues, for details.

On July 8, 2020, the Parties entered into an amendment to the China Agreement, relating to the development and commercialization of roxadustat in China, which revised, among other things, the arrangements and calculation of the estimated co-promotion expenses payable to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China. As a result, the previously accrued long-term co-promotion expenses were significantly reduced during the third quarter of 2020. $14.8 million of the recalculated accrued co-promotion expenses is anticipated to be paid within the next 12 months, therefore was recorded as a current liability as of September 30, 2020.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued long-term co-promotion expenses	$26,344	$53,071
Other long-term tax liabilities	8,637	8,913
Operating lease liabilities, non-current	472	942
Other	2,186	1,340
Total other long-term liabilities	$37,639	$64,266

As mentioned above, the China Amendment revised the arrangements and calculation of the estimated co-promotion expenses payable to AstraZeneca. As a result, we reversed approximately $84.4 million of previously accrued long-term co-promotion expenses during the third quarter of 2020. $26.3 million of the recalculated accrued co-promotion expenses remained in the long-term liabilities as of September 30, 2020, as it is not anticipated to be paid within the next 12 months.
7.	Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$11,236	$10,185	$32,653	$30,214
Selling, general and administrative	6,655	4,608	19,798	18,651
Total stock-based compensation expense	$17,891	$14,793	$52,451	$48,865

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock Options
Expected term (in years)	5.6	5.3	5.7	5.3
Expected volatility	59.0%	67.8%	67.7%	67.9%
Risk-free interest rate	0.3%	1.7%	0.8%	2.4%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$22.48	$25.17	$18.11	$32.44

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.4 - 77.1%	48.1 - 62.1%	49.5 - 77.1%	48.1 - 62.1%
Risk-free interest rate	0.2 - 2.9%	1.6 - 2.9%	0.2 - 2.9%	1.3 - 2.9%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$17.00	$19.27	$17.74	$19.53

8.	Income Taxes

Provision for income tax for the three and nine months ended September 30, 2020 and 2019 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $4.7 million and $15.5 million for the three months ended September 30, 2020 and 2019, respectively, and $14.2 million and $155.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The drug product revenue from Astellas for the three months ended September 30, 2020 represented a change in estimated variable consideration at the time an updated listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which resulted in a $4.0 million reduction to revenue, related to roxadustat API sales in 2018. See Note 3, Collaboration Agreements and Revenues, for details. The drug product revenue from Astellas for the nine months ended September 30, 2020 was $4.3 million, as the Company recorded $8.2 million drug product revenue from Astellas in the second quarter of 2020.

The Company recorded expense related to collaboration agreements with Astellas of $0.2 million and $0.9 million during the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $2.2 million during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, accounts receivable from Astellas were $4.7 million and $4.8 million, respectively, and amounts due to Astellas were $4.1 million and $36.9 million, respectively, which included $4.0 million and $36.3 million of changes in estimated variable consideration related to the API product revenue recognized in 2018, at the time the roxadustat listed price was issued or updated by the Japanese Ministry of Health, Labour and Welfare in the first quarter of 2020 and the fourth quarter of 2019. The $36.3 million was fully paid during the first quarter of 2020.

Prepaid expenses and other current assets as of December 31, 2019 included $125.2 million of net unbilled contract assets from Astellas, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $4.8 million of associated deferred revenue. According to the Europe Agreement, this $130.0 million was billed to Astellas upon the submission of an MAA in the second quarter of 2020. See Note 3, Collaboration Agreements and Revenues, for details.

In September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which was determined to be an unconsolidated VIE. As such, Falikang is accounted for as an equity method investment, and considered as a related party to the Company. The Company’s investment in Falikang was approximately $1.5 million, which is the total of the 51.1% of Falikang’s equity and the acquisition costs. In addition, the Company recognized its proportionate share of the reported profits or losses of Falikang, beginning September 15, 2020, as other income (loss) in the condensed consolidated statement of operations, and as an adjustment to its investment in unconsolidated subsidiary in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. As of September 30, 2020, the Company’s other assets included $1.5 million of its equity investment in Falikang, and prepaid expenses and other current assets included its miscellaneous receivables of $0.2 million from Falikang. See Note 2, Acquisition and Variable Interest Entity, for details.

10.Commitments and Contingencies

Contract Obligations

As of September 30, 2020, the Company had outstanding total non-cancelable contract obligations of $33.1 million, including $16.7 million for manufacture and supply of roxadustat, $10.9 million for future milestone payments for research and pre-clinical stage development programs, and $5.5 million for other purchases. The Company expects to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Legal Proceedings

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have material accruals for any currently active legal action in its condensed consolidated balance sheets as of September 30, 2020, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that has received marketing authorization in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. Evrenzo® (roxadustat) is approved in Japan for the treatment of anemia associated with CKD in dialysis patients. In January 2020, Astellas Pharma Inc. (“Astellas”) submitted a supplemental New Drug Application (“NDA”) in Japan for the treatment of anemia in non-dialysis CKD patients.

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

Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”) and is in Phase 2 development in Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”).

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

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. While we have seen some impacts from COVID-19, such as slower enrollment in our clinical trials and some effect on our roxadustat sales in China, particularly in February and March, we do not know if, or to what extent, these effects will continue in the future, as the impact of the COVID-19 pandemic continues to unfold. The effect on our operational and financial performance will depend in large part on future developments with the pandemic, which cannot be predicted with confidence at this time. Future developments include the duration, scope, and severity of the COVID-19 pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the impact on healthcare systems and operating procedures, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the largely unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

The financial results for the three months ended September 30, 2020 were not significantly impacted by COVID-19 relative to prior quarters. However, we will continue to monitor, and to the extent possible, mitigate the impact of the COVID-19 pandemic on our business.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except for per share data)
Result of Operations
Revenue	$44,032	$33,174	$111,320	$248,603
Operating costs and expenses	11,702	86,028	245,202	237,481
Net income (loss)	33,004	(49,439)	(130,657)	21,153
Net income (loss) per share - basic	0.36	(0.57)	(1.46)	0.24
Net income (loss) per share - diluted	$0.35	$(0.57)	$(1.46)	$0.23

			September 30, 2020	December 31, 2019
			(in thousands)
Balance Sheet
Cash and cash equivalents			$532,468	$126,266
Short-term and long-term investments			155,645	468,609
Accounts receivable			$26,252	$28,455

Our revenue for the three and nine months ended September 30, 2020 included the revenue recognized related to the following:

•	$20.7 million and $59.1 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•	$22.7 million and 43.3 million of net product revenue from roxadustat commercial sales in China; and
•	$0.7 million and $8.9 million of drug product revenue related to roxadustat bulk drug or active pharmaceutical ingredient (“API”) deliveries to AstraZeneca and Astellas.

As comparison, our revenue for the three and nine months ended September 30, 2019 included the revenue recognized related to the following:

•

A regulatory milestone of $12.5 million achieved during the third quarter of 2019 associated with the NDA approval in Japan under the collaboration agreement with Astellas for roxadustat as the treatment for dialysis CKD patients;

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

Operating costs and expenses for the three months ended September 30, 2020 decreased compared to the same period a year ago primarily, as a result of the net effect of the following:

•

Lower sales and marketing expenses due to a reversal in co-promotion expenses with AstraZeneca as a result of the China Amendment (defined below in Collaboration Partnerships for Roxadustat) between FibroGen China and AstraZeneca;

•	Lower outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities; partially offset by:
•	Higher clinical trial expenses associated with Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Higher employee-related expenses resulting from higher average compensation level and headcount; and
•	Higher stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities.

Operating costs and expenses for the nine months ended September 30, 2020 increased slightly compared to the same period a year ago, as a result of the net effect of the following:

•

Higher clinical trial expenses associated with post-approval safety studies in China, and commencement of Phase 3 trials for pamrevlumab, offset by lower activities due to substantial completion of Phase 3 trials for roxadustat;

•	Higher legal expenses primarily associated with patent-related activities in the United Kingdom;
•	Higher employee-related expenses resulting from higher average compensation level and headcount;
•	Higher stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities; partially offset by:
•	Lower sales and marketing expenses due to a reversal in co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca; and
•	Lower outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

During the three months ended September 30, 2020, we had a net income of $33.0 million, or net income per basic share of $ 0.36 and net income per diluted share of $0.35, as compared to a net loss of $49.4 million for the same period a year ago, due to an increase in revenue and a decrease in operating costs and expenses as discussed above. During the nine months ended September 30, 2020, we had a net loss of $130.7 million, or net loss per basic and diluted share of $1.46, as compared to a net income of $21.2 million for the same period a year ago, due to a decrease in revenue and an increase in operating costs and expenses as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $714.4 million at September 30, 2020, an increase of $91.1 million from December 31, 2019, primarily due to the cash provided by operations.

Commercial and Development Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

We continue our commercial launch efforts for roxadustat (tradename: 爱瑞卓®) in China after receiving marketing authorization for the treatment of anemia caused by CKD in non-dialysis and dialysis patients. Roxadustat was added to the National Reimbursement Drug List (“NRDL”), effective January 1, 2020. Now that China has largely re-opened, we and our partner AstraZeneca continue our strong focus on hospital listings for roxadustat. As of the end of the third quarter, roxadustat was listed at hospitals that represent approximately 55% of the CKD anemia market opportunity in China.

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

With respect to our U.S. NDA, we continue to expect an FDA decision on this NDA by the Prescription Drug User Fee Act goal date of December 20, 2020.

In May 2020, our partner Astellas’ MAA for roxadustat for the treatment of anemia in patients with CKD was accepted for regulatory review by the EMA. Our partner Astellas expects an approval decision by the EMA in the middle of 2021.

In addition, in collaboration with AstraZeneca, applications for marketing authorization of roxadustat in CKD anemia have been submitted for Canada, Australia, Mexico, Brazil, Chile, Taiwan, South Korea, Philippines, Singapore, India, Colombia, and Thailand.

Presentations at American Society of Nephrology Kidney Week 2020

In October 2020, we announced additional analyses from roxadustat Phase 3 clinical trials at the American Society of Nephrology Kidney Week 2020.

Consistent Phase 3 Efficacy Data across Multiple CKD Anemia Subgroups

We and our partners made multiple presentations of Phase 3 analyses showing roxadustat’s consistent efficacy at correcting anemia and maintaining hemoglobin levels  in multiple sub populations of patients with CKD, including:

•	Patients with or without comorbid heart failure,
•	Diabetes patients,
•	Patients with or without systematic inflammation (elevated high-sensitivity C-reactive protein) at baseline,
•	Patients who were or were not iron replete at baseline,
•	Peritoneal dialysis patients,
•	Hemodialysis patients,
•	Incident dialysis patients, and
•	Non-dialysis patients.
o

Among non-dialysis patients still receiving treatment at 4 months, over 90% achieved hemoglobin ≥10 g/dL. Among patients still receiving treatment at 12 months, the cumulative percentage with confirmed hemoglobin ≥10 g/dL was 99% with roxadustat compared to 48% with placebo.

Safety Analyses

In two late-breaking abstracts, we summarized post-hoc pooled analyses of  roxadustat Phase 3 studies, examining associations between the achieved hemoglobin levels and cardiovascular outcomes of both non-dialysis-dependent and dialysis-dependent patients with CKD anemia. In both analyses, incidence rates of adjudicated Major Adverse Cardiovascular Events (“MACE”) (all-cause mortality, myocardial infarction, and stroke) and “MACE+” (MACE plus heart failure or unstable angina requiring hospitalization) were evaluated based on hemoglobin level achieved by a patient within four weeks of the event.

In the non-dialysis CKD anemia population:

•	Roxadustat corrected anemia and maintained hemoglobin to 11±1 g/dL during Weeks 28–52; and
•	MACE and MACE+ rates were highest when hemoglobin was less than 8 g/dL, decreased as hemoglobin increased, and were lowest when achieved hemoglobin levels were greater than or equal to 10 g/dL.

In the dialysis CKD anemia population:

•	Roxadustat corrected anemia and maintained hemoglobin to 11±1 g/dL during Weeks 28–52; and
•	MACE and MACE+ rates were highest when hemoglobin was less than 8 g/dL, decreased as hemoglobin increased, and were lowest when achieved hemoglobin levels were greater than or equal to 10 g/dL.

Compared to placebo patients in the non-dialysis Phase 3 trials and compared to ESA patients in the Phase 3 dialysis trials, there were no clinically meaningful between–treatment-group differences in the pooled analyses in:

•	The exposure-adjusted incidence rate of neoplasm-related treatment-emergent adverse events (“TEAEs”); or
•	Blood pressure levels, exacerbation of hypertension, or the incidence of adjudicated hypertensive emergency.

Reduced Risk of Red Blood Cell Transfusions in CKD Patients With Anemia

Roxadustat reduced the risk of red blood cell transfusion (5.2% of roxadustat patients) vs placebo (15.4%) in patients with non-dialysis dependent CKD (Hazard Ratio = 0.26 (0.21, 0.32), p<0.001) in the first 52 weeks of treatment. Roxadustat reduced the risk of red blood cell transfusion (9.5% of roxadustat patients) vs epoetin alfa (12.8%) in patients with dialysis-dependent CKD (Hazard Ratio = 0.82 (0.679, 0.997), p=0.046) in the first 52 weeks of treatment.

In a post-hoc analysis of patients not on dialysis and those on dialysis, regardless of treatment assignment, TEAEs (including blood-volume related TEAEs such as heart failure and volume overload) generally occurred at higher rates within the 2-week period after a red blood cell transfusion as compared to patients with no transfusions or during the period two weeks or more after a transfusion, showing the importance of avoiding red blood cell transfusions.

Non-Dialysis Dependent CKD Patients with Anemia

Dialysis-Dependent CKD Patients with Anemia

In addition, in a post-hoc U.S. subgroup analysis, the risk of transfusion increased with lower Hb levels in both roxadustat and in comparator arms in non-dialysis dependent patients and dialysis dependent patients, and was approximately four to five times higher in patients with hemoglobin below 10 g/dL vs those with hemoglobin above 10 g/dL.

Iron-Metabolism Data

We and our partner AstraZeneca also presented analyses showing that roxadustat treatment is associated with efficient iron utilization.

In non-dialysis patients, roxadustat was as effective in the 40% of patients whose iron stores were below those required for ESA treatment as patients who met the iron requirements (“iron-replete”). Roxadustat increases hemoglobin and mean corpuscular volume without causing clinically significant changes in traditional markers of iron stores, ferritin, and transferrin saturation (“TSAT”) as compared with placebo. Roxadustat also increased both serum iron and transferrin, resulting in the long-term clinical stability of TSAT while increasing the absolute amount of iron available for erythropoiesis.

In dialysis patients, roxadustat treated patients required less IV iron supplementation than patients treated with ESA. Roxadustat facilitated iron transport and utilization by increasing both serum iron and iron-carrying capacity (TIBC), whereas these parameters were decreased and unchanged, respectively, with epoetin alfa. We believe these changes were most likely driven by the downstream effects of reduced hepcidin.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We are continuing to enroll our global 160-patient double-blind, placebo-controlled Phase 3 clinical study of roxadustat in transfusion-dependent, lower risk MDS patients. Patients are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve 8-week transfusion independence by 28 weeks with safety evaluated up to 52 weeks. We expect topline data from this study in the first half of 2022.

In China, the Phase 2/3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower risk MDS patients with anemia is ongoing.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We continue to enroll our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia. This is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in up to 100 patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with a treatment duration of 16 weeks. We expect topline data from this study in the second half of 2021.

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

Idiopathic Pulmonary Fibrosis

We are conducting ZEPHYRUS, our Phase 3 trial of pamrevlumab in IPF patients, and plan to initiate ZEPHYRUS-2, a second IPF Phase 3 study, as conditions improve with the COVID-19 pandemic. Both studies are double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity.

Locally Advanced Unresectable Pancreatic Cancer

We continue to enroll LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with gemcitabine and nab-paclitaxel. We expect topline resection data from this study in the second half of 2022.

Duchenne Muscular Dystrophy

In the third quarter of 2020, we initiated a Phase 3 clinical trial, LELANTOS, evaluating pamrevlumab as a treatment for DMD. LELANTOS is a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, performance, cardiac, and fibrosis assessments. We expect topline data from this study in the second half of 2022. We also plan to initiate a Phase 3 clinical trial, LELANTOS 2, evaluating pamrevlumab in 70 ambulatory DMD patients.

Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”)

We are conducting an open-label, randomized, parallel-arm study investigating the efficacy and safety of pamrevlumab versus standard of care in patients with COVID-19 infection in Italy. This study is a Phase 2/3 investigator-initiated clinical trial investigating the efficacy and safety of pamrevlumab in approximately 68 patients hospitalized with COVID-19.

We are also conducting a randomized, double-blind, placebo-controlled Phase 2 study investigating the efficacy and safety of pamrevlumab in hospitalized patients with acute COVID-19 infection in the U.S.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through September 30, 2020 totals $630.1 million. Additionally, under these agreements, Astellas pays 100% of the commercialization costs in its territories. Astellas will pay us a transfer price, based on net sales, in the low 20% range for our manufacture and delivery of roxadustat.

During the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA, following our NDA submission to the FDA in 2019. These milestones became probable of being achieved in the second quarter of 2019, and substantially all of the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during the nine months ended September 30, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments were billed to Astellas upon the submission of an MAA in the second quarter of 2020 and the total $130.0 million was received during the same quarter.

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

In addition, as of September 30, 2020, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through September 30, 2020 totals $516.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which is amended by the China Amendment discussed below in the third quarter of 2020.

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

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the U.S./ RoW Agreement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during the nine months ended September 30, 2020, from performance obligations satisfied or partially satisfied. We submitted such NDA in December 2019, which was accepted by the FDA for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore, this $50.0 million milestone was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

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

China Amendment

On July 8, 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “China Amendment”). While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes are being made under the China Amendment.

The China Amendment provides for the establishment of a jointly owned entity that will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. To prepare for the establishment of this jointly owned entity, in July 2020, FibroGen Beijing acquired Beijing Kangda Yongfu Pharmaceutical Co., LTD (“Kangda”). The purpose of the acquisition was to acquire a distribution license owned by Kangda for commercializing and distributing roxadustat in China. FibroGen Beijing will continue to hold all of the regulatory licenses issued by China regulatory authorities and will continue to be primarily responsible for regulatory, clinical, manufacturing, medical affairs and pharmacovigilance. In September 2020, FibroGen Beijing and AstraZeneca entered into an equity transfer agreement and shareholders agreement related to Kangda. Concurrently with the equity transfer, the two parties renamed Kangda to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). See Note 2, Acquisition and Variable Interest Entity, to the condensed consolidated financial statements for details.

As Falikang is a distribution entity for roxadustat and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, we lack the power criterion while AstraZeneca meets both the power and economic criteria under ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, we are not the primary beneficiary of Falikang. As a result, we accounted for our investment in Falikang under the equity method, and Falikang is not consolidated into our condensed consolidated financial statements. In addition, we recognized our proportionate share of the reported profits or losses of Falikang, as other income (loss) in the condensed consolidated statement of operations, and as an adjustment to its investment in unconsolidated subsidiary in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date.

In accordance with the China Amendment, we are currently in the interim period. Under the China Amendment, the interim period is defined as the period from April 1, 2020 to the time when Falikang is fully operational, expected in early 2021. During the interim period, FibroGen will continue to sell product directly to the distributors, who remain as our customers. Under the China Amendment, the calculation for profit or loss share has changed related to sales of roxadustat in China for the period from April 1, 2020 onwards. With effect from April 1, 2020, the Parties have changed the method under which commercial expenses incurred by AstraZeneca are calculated and billed. AstraZeneca’s co-promotion expenses for their sales and marketing efforts are now subject to a cap of a percentage of net sales. Once AstraZeneca has been fully reimbursed for their sales and marketing costs under the cap, AstraZeneca will bill the co-promotion expenses based on actual costs on a prospective basis. In addition, the China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

Once Falikang is fully operational, AstraZeneca will bill the co-promotion expenses to Falikang, rather than FibroGen Beijing. In addition, FibroGen Beijing will manufacture and supply commercial product to Falikang based on an agreed upon transfer price. Development costs will continue to be shared 50/50 between the Parties.

As a result, the interim period primarily includes the following activities:

•

Co-promotion expenses: The China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the previous China Agreement, payment of these historical co-promotion expenses was subject to certain profitability and cash flow thresholds. No amount of the historical co-promotion costs had been paid prior to the China Amendment as these thresholds had not yet been met. Under the China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, we reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. The co-promotion expenses for the three and nine months ended September 30, 2020, capped at a percentage of net roxadustat sales in China, were $8.8 million and $14.8 million, respectively, included in the selling, general and administrative expenses. After this adjustment, as of September 30, 2020, $14.8 million of the recalculated accrued co-promotion expenses was recorded as a current liability, as it is anticipated to be paid within the next 12 months; and $26.3 million of the recalculated accrued co-promotion expenses remained in the long-term liabilities, as it is not anticipated to be paid within the next 12 months.

•

Profit share: Profit/loss share between FibroGen China and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the China Agreement. Based on the calculation, a profit was achieved during the third quarter of 2020. As a result, we recorded a profit share liability of $2.0 million to AstraZeneca in the three months ended September 30, 2020 in the condensed consolidated statement of operations.

FibroGen, Inc. and AstraZeneca concurrently amended the U.S./RoW Agreement to reflect minor changes in the governance structure under the China Agreement.

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2020 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through September 30, 2020	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$90,093	$82,500	$172,593
Europe Agreement	540,000	205,000	745,000
Total Astellas	630,093	287,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total revenue	$1,146,293	$1,397,000	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$11,935	$(11,935)	(100)%	$—	$162,517	$(162,517)	(100)%
Development and other revenue	20,663	20,660	3	—%	59,065	85,507	(26,442)	(31)%
Product revenue, net	22,683	579	22,104	3,818%	43,331	579	42,752	7,384%
Drug product revenue	686	—	686	100%	8,924	—	8,924	100%
Total revenue	$44,032	$33,174	$10,858	33%	$111,320	$248,603	$(137,283)	(55)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started roxadustat commercial sales in China in the third quarter of 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. We did not have any license revenue for the three and nine months ended September 30, 2020.

Development and other revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until the end of the development period once all performance obligations have been satisfied. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of September 30, 2020, the future non-contingent development periods range from 12 to 60 months. Other revenues consist of sales of research and development material and have been included with development and other revenue in the consolidated statements of operations, as they have not been material for any of the periods presented.

Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Drug product revenue includes commercial-grade API sales to AstraZeneca in support of pre-commercial validation work prior to the NDA approval, and to Astellas for purpose of roxadustat commercial launch in Japan, and is recognized when we fulfill all the delivery obligations.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on drug product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

In addition, for the nine months ended September 30, 2020, our $43.3 million of net product revenue from roxadustat sales in China was affected by the COVID-19 pandemic and by the fact that patient and physician interaction was limited during a significant portion of the time, particularly in February and March. However, since we have limited history of roxadustat product revenue, it is difficult to estimate how much sales were affected by COVID-19.

Total revenue increased $10.9 million, or 33% for the three months ended September 30, 2020, and decreased $137.3 million, or 55% for the nine months ended September 30, 2020, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$11,935	$(11,935)	(100)%	$—	$129,405	$(129,405)	(100)%
AstraZeneca	—	—	—	—%	—	33,112	(33,112)	(100)%
Total license revenue	$—	$11,935	$(11,935)	(100)%	$—	$162,517	$(162,517)	(100)%

We did not have any license revenue for the three and nine months ended September 30, 2020.

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

License revenue recognized under our collaboration agreements with AstraZeneca in the three and nine months ended September 2019 was related to a regulatory milestone of $50.0 million associated with the planned NDA submission in the U.S. that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved. Of this amount, $33.1 million was allocated to license revenue and recognized during the second quarter of 2019.

Development and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Development revenue:
Astellas	$4,737	$3,533	$1,204	34%	$14,240	$25,614	$(11,374)	(44)%
AstraZeneca	15,926	17,125	(1,199)	(7)%	44,825	59,891	(15,066)	(25)%
Total development revenue	20,663	20,658	5	—%	59,065	85,505	(26,440)	(31)%
Other revenue	—	2	(2)	(100)%	—	2	(2)	(100)%
Total development and other revenue	$20,663	$20,660	$3	—%	$59,065	$85,507	$(26,442)	(31)%

Development and other revenue remained flat for the three months ended September 30, 2020, Development and other revenue decreased $26.4 million, or 31% for the nine months ended September 30, 2019, compared to the same period a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the three and nine months ended September 30, 2020 increased related to higher medical affairs activities under the Europe Agreement.

Development revenue recognized under our collaboration agreements with Astellas for the nine months ended September 30, 2019 included the allocated revenue of $11.6 million related to the above-mentioned $130.0 million associated with the regulatory milestones of the planned MAA submission in Europe.

Development revenue recognized under our collaboration agreements with AstraZeneca for the nine months ended September 30, 2019 included the allocated revenue of $9.0 million related to the above-mentioned $50.0 million associated with the regulatory milestone of the planned NDA submission in the U.S.

In addition, development revenue recognized under our collaboration agreements for the three and nine months ended September 30, 2020 decreased in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat.

Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Gross revenue	$27,900	$622	$27,278	4,386%	$53,105	$622	$52,483	8,438%
Non-key account hospital listing award	(2,930)	—	(2,930)	100%	(5,495)	—	(5,495)	100%
Contractual sales rebate	(1,966)	(43)	(1,923)	4,472%	(3,714)	(43)	(3,671)	8,537%
Other discounts and rebates	(313)	—	(313)	100%	(512)	—	(512)	100%
Sales return	(8)	—	(8)	100%	(53)	—	(53)	100%
Product revenue, net	$22,683	$579	$22,104	3,818%	$43,331	$579	$42,752	7,384%

We started roxadustat commercial sales in China in the third quarter of 2019; therefore the year-over-year comparison would not be meaningful as the prior year period was the first period of such sales with limited sales volume. Product revenue is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those products, net of various sales rebates and discounts.

The gross product revenue for the three and nine months ended September 30, 2020 was $27.9 million and $53.1 million, respectively.

In the second quarter of 2020, we amended the agreement with our pharmaceutical distributors, which triggered accounting modifications particularly related to non-key account hospital listing award. During the three and nine months ended September 30, 2020, non-key account hospital listing award was $2.9 million and $5.5 million, respectively, recorded as a reduction to the revenue, which was calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period.

The contractual sales rebate for the three and nine months ended September 30, 2020 was $2.0 million and $3.7 million, respectively, which was calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between us and each distributor. All other rebates and discounts, and sales return allowance, were immaterial for the periods.

Drug Product Revenue

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(dollars in thousands)
Drug product revenue:
Astellas	$(3,957)	$4,281
AstraZeneca	4,643	4,643
Total drug product revenue:	$686	$8,924

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and deliver to Astellas roxadustat API for the roxadustat commercial launch in Japan. Related to the API shipments in 2018 under the Japan Amendment, during the three months ended September 30, 2020, we recorded a $4.0 million reduction to drug product revenue, related to a change in estimated variable consideration incurred in the first quarter of 2020. Specially, the change in estimated variable consideration was based on Astellas’ inventory level at March 31, 2020, with the updated listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare, adjusted for estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended June 30, 2020, we fulfilled the delivery obligations under the term of the Japan Amendment, and recognized the related drug product revenue of $8.2 million in the same period. The amount represents variable consideration and was estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the U.S./RoW Agreement, we would manufacture and deliver to AstraZeneca roxadustat bulk drug product in support of commercial supplies. We delivered process validation product to AstraZeneca as pre-commercial supply in the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively. The related drug product revenue of $4.6 million was recognized in the three months ended September 30, 2020. The drug product revenue amount represents variable consideration and was estimated based on the quantity of product shipped and an estimated price.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known.

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$2,207	$242	$1,965	812%	$6,253	$242	$6,011	2,484%
Research and development	58,476	49,963	8,513	17%	174,792	152,467	22,325	15%
Selling, general and administrative	(48,981)	35,823	(84,804)	(237)%	64,157	84,772	(20,615)	(24)%
Total operating costs and expenses	$11,702	$86,028	$(74,326)	(86)%	$245,202	$237,481	$7,721	3%

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. We have also seen some reduced enrollment in our clinical trials, particularly for our IPF pamrevlumab trial. However, the overall impact of COVID-19 on our expenses was not significant.  In the three and nine months ended September 30, 2020, some reduction in expenses, such as due to reduced travel and paused or slowed enrollment for trials, were offset by some increased expenses, such as in patient care.

Total operating costs and expenses decreased $74.3 million, or 86% for the three months ended September 30, 2020, and increased $7.7 million, or 3%, compared to the same periods a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation reserve. The year-over-year comparison would not be meaningful as the prior year period was the first period for roxadustat commercial sales with limited sales volume. Cost of goods sold was $2.2 million and $6.3 million for the three and nine months ended September 30, 2020, primarily consisted of costs associated with the manufacturing of roxadustat product.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Phase of Development	2020	2019	2020	2019
		(in thousands)
Roxadustat	Phase 3	$31,222	$27,686	$91,586	$91,733
Pamrevlumab	Phase 2/3	24,959	16,152	70,374	45,310
FG-5200	Preclinical	942	1,302	2,999	4,070
Other research and development expenses		1,353	4,823	9,833	11,354
Total research and development expenses		$58,476	$49,963	$174,792	$152,467

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

Research and development expenses increased $8.5 million, or 17% for the three months ended September 30, 2020, compared to the same period a year ago, as a result of the net effect of the following:

•	Increase of $8.0 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Increase of $1.7 million in employee-related costs primarily due to higher headcount in the research and development functions in China and higher compensation levels;
•

Increase of $1.1 million in facility related expense, primarily due to higher allocated overhead costs, higher depreciation expenses related to China facilities and general maintenance expenses; and partially offset by:

•	Decrease of $2.8 million in outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

Research and development expenses increased $22.3 million, or 15% for the nine months ended September 30, 2020, compared to the same period a year ago, as a result of the net effect of the following:

•

Increase of $20.9 million in clinical trials costs, primarily due to post-approval safety studies in China, and commencement of Phase 3 trials for pamrevlumab, partially offset by the substantial completion of Phase 3 trials for roxadustat and lower activities related to NDA preparation as it was submitted in December 2019;

•	Increase of $5.3 million in facility related expense, primarily due to higher allocated overhead costs, higher depreciation expenses related to China facilities and general maintenance expenses;
•

Increase of $2.4 million in drug development expenses, primarily due to higher drug substance manufacturing activities and supplies related to pamrevlumab, and higher drug substance manufacturing activities related to roxadustat in its global program, partially offset by lower drug product manufacturing activities related to pamrevlumab;

•	Increase of $2.4 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities;
•	Increase of $1.9 million in employee-related costs primarily due to higher headcount in the research and development functions in China and higher compensation levels; partially offset by:
•	Decrease of $5.4 million due to capitalization of inventory manufacturing costs associated with roxadustat production; and
•	Decrease of $5.2 million in outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

Selling, General and Administrative Expenses

We started to incur sales and marketing expenses in the first quarter of 2019 in China to prepare for commercial operations. Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotion expenses, recruiting fees and expenses associated with obtaining and maintaining patents.

We anticipate that our SG&A expenses will increase in the future as we anticipate an increase in payroll and related expenses associated with an increase in headcount to support the growth of the business in connection with potential commercialization of our product candidates.

SG&A expenses decreased $84.8 million, or 237% for the three months ended September 30, 2020 compared to the same period a year ago, as a result of the net effect of the following:

•

Decrease of $89.8 million in outside service expenses, resulting from the China Amendment between FibroGen China and AstraZeneca in the third quarter of 2020. Under China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, we reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses; partially offset by:

•	Increase of $2.6 million in employee-related costs primarily due to higher headcount in the sales and marketing functions in China and higher compensation levels; and
•	Increase of $2.0 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities.

SG&A expenses decreased $20.6 million, or 24% for the nine months ended September 30, 2020 compared to the same period a year ago, as a result of the net effect of the following:

•

Decrease of $32.8 million in outside service expenses, resulting from the above-mentioned reversal of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses. In addition, current year co-promotion expenses are capped at a percentage of net sales; partially offset by:

•	Increase of $6.0 million in employee-related costs primarily due to higher headcount in the sales and marketing functions in China and higher compensation levels; and
•	Increase of $5.1 million in legal expenses primarily associated with patent-related activities in United Kingdom.

Interest and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(580)	$(702)	$122	(17)%	$(1,864)	$(2,209)	$345	(16)%
Interest income and other, net	1,469	4,193	(2,724)	(65)%	5,279	12,496	(7,217)	(58)%
Total interest and other, net	$889	$3,491	$(2,602)	(75)%	$3,415	$10,287	$(6,872)	(67)%

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

Interest income and other, net decreased $2.7 million, or 65% for the three months ended September 30, 2020, and $7.2 million, or 58% for the nine months ended September 30, 2020, compared to the same periods a year ago, primarily due to lower interest earned on our cash, cash equivalents and investments of $2.7 million and $6.9 million, respectively, associated with the lower average balances.

On April 1, 2020, FibroGen Beijing adopted Renminbi Yuan (“CNY”) as its functional currency based on reassessment of the primary economic environment in which FibroGen Beijing operates, as such environment was mainly associated with its growing manufacturing and product sales activities conducted in CNY. Prior to April 1, 2020, FibroGen Beijing’s functional currency was the U.S. dollar. This change did not result in material impact to unrealized foreign currency gain or loss during the three and nine months ended September 30, 2020.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Income (loss) before income taxes	$33,219	$(49,363)	$(130,467)	$21,409
Provision for income taxes	215	76	190	256
Effective tax rate	0.6%	(0.2)%	(0.1)%	1.2%

Provision for income tax for the three and nine months ended September 30, 2020 and 2019 were primarily due to foreign taxes.

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

As of September 30, 2020, we had cash and cash equivalents of $532.5 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments, marketable equity investments, and certificate of deposit, and stated at fair value, are also available as a source of liquidity. As of September 30, 2020, we had short-term and long-term investments of $155.4 million and $0.2 million, respectively. As of September 30, 2020, a total of $51.2 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $29.5 million of our cash and cash equivalents is held in China, to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$88,830	$(33,655)
Investing activities	308,719	145,051
Financing activities	7,684	(4,016)
Effect of exchange rate changes on cash and cash equivalents	969	(46)
Net increase in cash and cash equivalents	$406,202	$107,334

Operating Activities

Net cash provided by operating activities was $88.8 million for the nine months ended September 30, 2020 and consisted primarily of net loss of $130.7 million adjusted for non-cash items of $69.4 million, offset by a net increase in operating assets and liabilities of $150.1 million. The significant non-cash items included stock-based compensation expense of $52.5 million, depreciation expense of $8.7 million and amortization of finance lease ROU of $7.9 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Prepaid expenses and other current assets of $121.9 million and Deferred revenue of $45.9 million, primarily related to the billing and receipt of $130.0 million in regulatory milestones under the Europe Agreement with Astellas associated with the MAA submission in Europe; and the billing and receipt of $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission for review in the U.S. These milestones were not billable as of December 31, 2019, and was net of the associated deferred revenues of $4.8 million and $50.0 million, respectively. The change in deferred revenue was also driven by the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•	Other assets of $7.6 million, primarily related to the return and consumption of input value added tax by FibroGen Beijing;
•

Accrued and other liabilities of $3.2 million, primarily driven by $14.8 million of the accrued co-promotion expenses at September 30, 2020 that is anticipated to be paid within the next 12 months resulting from the China Amendment in the third quarter of 2020, as well as driven by the timing of invoicing and payment; offset by the payment of $36.3 million that was accrued at December 31, 2019, related to the change in estimated variable consideration associated with the API delivery; and

•

Accounts receivable of $2.5 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca; offset by the increase in accounts receivable from customers in China for roxadustat sales.

The increases were partially offset by the decreases resulting from the following:

•

Other long-term liabilities of $27.1 million, primarily due to the adjustment in long-term co-promotion expenses payable to AstraZeneca for its sales and marketing efforts related to the commercial sales of roxadustat in China resulting from the China Amendment in the third quarter of 2020; and

•	Inventories of $5.2 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

Net cash used in operating activities was $33.7 million for the nine months ended September 30, 2019 and consisted primarily of net income of $21.2 million adjusted for non-cash items of $61.9 million, offset by a net decrease in operating assets and liabilities of $116.7 million. The significant non-cash items included stock-based compensation expense of $48.9 million, depreciation expense of $8.7 million, amortization of finance lease ROU of $7.7 million, and net amortization of premium and discount on investments of $3.4 million. The significant items in the changes in operating assets and liabilities included decreases resulting from the following:

•

Prepaid expenses and other current assets of $128.9 million and deferred revenue of $50.9 million, primarily driven by the above mentioned unbilled contract assets including $130.0 million regulatory milestones under the Europe Agreement with Astellas and a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca, which were not billable to Astellas or AstraZeneca as of September 30, 2019, net of the associated deferred revenues of $4.0 million and $50.0 million, respectively. The change in deferred revenue was also related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca.

•	Accounts payable of $5.1 million primarily driven by the timing of invoicing and payments; and
•	Inventories of $4.9 million due to the capitalization of inventory costs starting in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes.

The decreases were partially offset by increases resulting from the following:

•

Accounts receivable of $44.5 million, primarily related to the collection of $43.9 million from Astellas for the roxadustat API delivery in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•	Other long-term liabilities of $24.1 million primarily due to the accrual of co-promotion expenses for our preparation for commercial operation that is not expected to be paid in the next year; and
•	Accrued and other liabilities of $5.5 million primarily driven by the timing of invoicing and payments.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $308.7 million for the nine months ended September 30, 2020 and consisted primarily of $301.9 million of proceeds from maturities of investments, and $10.6 million of proceeds from sales of available-for-sale securities, partially offset by $2.1 million of purchases of property and equipment, and $1.6 million of payment made for acquisition of Kangda.

Net cash provided by investing activities was $145.1 million for the nine months ended September 30, 2019 and consisted of $305.0 million of proceeds from maturities of investments, partially offset by $155.9 million of cash used in purchases of available-for-sale securities and term deposit, and $4.0 million of purchase of property and equipment.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liability.

Net cash provided by financing activities was $7.7 million for the nine months ended September 30, 2020 and consisted primarily of $26.2 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”), partially offset by $9.0 million of cash paid for payroll taxes on restricted stock unit releases, and $9.3 million of repayments of finance lease liabilities.

Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2019 and consisted primarily of $10.6 million of cash paid for payroll taxes on restricted stock unit releases and $8.8 million of repayments of finance lease liabilities, partially offset by $15.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our 2014 ESPP.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

During the first quarter of 2020, we entered into a Master Supply Agreement with Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited for the manufacture and supply of bulk roxadustat (as API), and other intermediates for use in the commercialization and development of products containing roxadustat.

As of September 30, 2020, we had outstanding total non-cancelable contract obligations of $33.1 million, including $16.7 million for manufacture and supply of roxadustat (including $14.4 million for the above-mentioned agreement), $10.9 million for future milestone payments for research and pre-clinical stage development programs, and $5.5 million for other purchases. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2020 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

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

The period between the transfer of control of the promised goods and when we receive payment is based on a general 60-day payment term. As such, product revenue is not adjusted for the effects of a significant financing component.

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

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2020, we have identified a material weakness in the risk assessment component of internal control as we did not appropriately design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement to the financial statements as a result of changes in our business operation. This material weakness gave rise to the following additional control deficiencies, which we also determined to be material weaknesses. We did not design and maintain effective controls related to the timely identification of shipments associated with drug product revenue, and we did not design and maintain effective controls related to the timely identification of changes in estimated variable consideration related to drug product revenue.

Each of these material weaknesses could result in material misstatements in the drug product revenue, contract asset or contract liability account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected.

The material weaknesses described above did not result in any material misstatements of our consolidated financial statements or disclosures, but did result in immaterial out-of-period adjustments to drug product revenue related to pre-commercial shipments of drug product, contract assets and contract liabilities, and related financial statement disclosures during the quarter ended September 30, 2020.

Plan for Remediation

Our Board of Directors and management are committed to maintaining a strong internal control environment. While we are still developing a full detailed remediation plan and are in the early phase of what will be a multi-step remediation process to fully remediate the material weaknesses described above, we are devoting substantial effort in performing a comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities related to the above mentioned material weaknesses in our internal control over financial reporting. We plan to conduct a comprehensive review and, as applicable, update our existing internal control framework to ensure that it has identified, developed and deployed the appropriate business process controls to meet the objectives and address the risks identified.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY RISK FACTOR

The success of the Company will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:*

Risks Related to the Development and Commercialization of Our Product Candidates

•	We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.
•

As a company, we have limited commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat with our collaboration partners, our business would be harmed.

•

Although regulatory approval has been obtained for roxadustat in China and Japan, we may be unable to obtain regulatory approval for other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

•	Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
•

We do not know whether our ongoing or planned clinical trials of roxadustat or pamrevlumab will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.

•	Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.
•	If we or our manufacturers cannot properly manufacture sufficient product, we may experience delays in development, regulatory approval, launch or successful commercialization.
•

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.

•	Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.
•	We face substantial competition in the discovery, development and commercialization of product candidates.
•	No or limited reimbursement or insurance coverage of our approved products, if any, by third-party payors may render our products less attractive to patients and healthcare providers.

Risks Related to Severe Acute Respiratory Syndrome Coronavirus 2019 Disease (“COVID-19”)

•	Our business could be adversely affected by the ongoing COVID-19 global pandemic.

Risks Related to Our Reliance on Third Parties

•

If our collaborations were terminated or if Astellas or AstraZeneca were to prioritize other initiatives over their collaborations with us, our ability to successfully develop and commercialize our product candidates would suffer.

•

If our preclinical and clinical trial contractors do not properly perform their agreed upon obligations, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.

•

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may terminate these agreements or not perform satisfactorily.

•

Certain components of our products are acquired from single-source suppliers or without long-term supply agreements. The loss of these suppliers, or their failure to supply, would materially and adversely affect our business.

Risks Related to Our Intellectual Property

•	If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.
•	Intellectual property disputes may be costly and time consuming, and may negatively affect our competitive position.
•

Our reliance on third parties and agreements with collaboration partners requires us to share our trade secrets, which increases the possibility that a competitor may discover them or that our trade secrets will be misappropriated or disclosed.

•

The cost of maintaining our patent protection is high and requires continuous review and diligence. We may not be able to effectively maintain our intellectual property position throughout the major markets of the world.

•

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and we may encounter significant problems in securing and defending our intellectual property rights outside the U.S.

•	Intellectual property rights do not address all potential threats to any competitive advantage we may have.
•	The existence of counterfeit pharmaceutical products in pharmaceutical markets may compromise our brand and reputation and have a material adverse effect on our business, operations and prospects.

Risks Related to Government Regulation

•	The regulatory approval process is highly uncertain and we may not obtain regulatory approval for our product candidates.
•	Our product candidates could fail to receive regulatory approval from the FDA or other regulatory authorities.
•

Our current and future relationships with customers, physicians, and third-party payors are subject to healthcare fraud and abuse laws, false claims laws, transparency laws, privacy and security laws, and other regulations. If we are unable to comply with such laws, we could face substantial penalties.

•	We are subject to laws and regulations governing corruption, which will require us to maintain costly compliance programs.
•

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these, or if we otherwise fail to maintain an effective system of internal controls, it may result in material misstatements in our financial statements.

•

The impact of recent U.S. healthcare reform, its potential partial or full repeal, and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model.

•	Roxadustat is considered a Class 2 substance on the 2019 World Anti-Doping Agency Prohibited List that could limit sales and increase security and distribution costs for our partners and us.
•	Our employees may engage in misconduct or improper activities, which could result in significant liability or harm our reputation.
•	If we fail to comply with environmental, health or safety laws and regulations, we could incur fines, penalties or other costs.

Risks Related to Our International Operations

•

We have established operations in China and are seeking approval to commercialize our product candidates outside of the U.S., and a number of risks associated with international operations could materially and adversely affect our business.

•	The pharmaceutical industry in China is highly regulated and such regulations are subject to change.
•

We use our own manufacturing facilities in China to produce roxadustat API and drug product. We have limited experience with manufacturing plants and may not be able to continually meet regulatory requirements.

•

As a company, we have limited experience in pharmacovigilance, medical affairs, and management of the third-party distribution logistics, and cannot assure you we will be able to meet regulatory requirements or operate in these capacities successfully.

•	We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully generating sales of roxadustat in China.
•	The retail prices of any product candidates that we develop may be subject to pricing control in China and elsewhere.
•

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

•

Any capital contributions from us to FibroGen Beijing must be approved by the Ministry of Commerce in China, and failure to obtain such approval may materially and adversely affect the liquidity position of FibroGen Beijing.

•	We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our operations in China, which could adversely affect our financial performance.
•	Because FibroGen Beijing’s funds are held in banks that do not provide insurance, the failure of any bank in which FibroGen Beijing deposits its funds could adversely affect our business.
•	We may be subject to tax inefficiencies associated with our offshore corporate structure.
•	Our foreign operations, particularly those in China, are subject to significant risks involving the protection of intellectual property.
•	Uncertainties with respect to the China legal system could have a material adverse effect on us.
•	Changes in China’s economic, governmental, or social conditions could have a material adverse effect on our business.
•

Our operations in China subject us to various Chinese labor and social insurance laws, and our failure to comply with such laws may materially and adversely affect our business, financial condition and results of operations.

•	Developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

Risks Related to the Operation of Our Business

•

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.

•	Most of our recent revenue has been earned from collaboration partners for our product candidates under development.
•	We may encounter difficulties in managing our growth and expanding our operations successfully.
•	Loss of senior management and key personnel could adversely affect our business.
•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may have to limit commercial operations.
•	Our business and operations would suffer in the event of computer system failures.
•	We depend on sophisticated information technology systems and we could face a cyber-attack or other breach of these systems.
•	Our headquarters are located near known earthquake fault zones.

Risks Related to Our Common Stock

•	The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.
•	Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.
•	We may engage in acquisitions that could dilute stockholders and harm our business.
•

Provisions in our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, and may prevent attempts by our stockholders to replace or remove our current directors or management.

•	Changes in our tax provision or exposure to additional tax liabilities could adversely affect our earnings and financial condition.
•	Tariffs imposed by the U.S. and those imposed in response by other countries could have a material adverse effect on our business.
•

Our certificate of incorporation designates courts located in Delaware as the sole forum for certain proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

•	We do not plan to pay dividends. Capital appreciation will be your sole possible source of gain, which may never occur.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in the People’s Republic of China (“China”) for chronic kidney disease (“CKD”) anemia for patients on dialysis and not on dialysis, and for roxadustat in Japan for CKD anemia in dialysis patients, we and our partners will need to make substantial additional investments in the development of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), will depend heavily on successful development and commercialization of roxadustat, including obtaining additional regulatory approvals for the commercialization of roxadustat for anemia associated with CKD.

Our other lead product candidate, pamrevlumab, is currently in clinical development for idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, Duchenne muscular dystrophy (“DMD”), and COVID-19. Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

As a company, we have limited commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat with our collaboration partners, our business would be harmed.*

We do not have a sales or marketing infrastructure and have limited experience in the sales, marketing or distribution of pharmaceutical products in any country. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales and marketing capabilities or make and maintain our existing arrangements with third parties to perform these services at a level sufficient to support our commercialization efforts.

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

With respect to roxadustat, we are dependent on the commercialization capabilities of our collaboration partners, AstraZeneca and Astellas. If either such partner were to terminate its agreement with us, we would have to commercialize on our own or with another third party. We will have limited control over the commercialization efforts of such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products, if any, effectively. If they are not successful in commercializing our product candidates, our business and financial condition would suffer.

Commercializing roxadustat requires us to establish commercialization systems, including but not limited to, medical affairs, sales, pharmacovigilance, supply-chain, and distribution capabilities to perform our portion of the collaborative efforts. These efforts require resources and time. If we, along with Astellas and AstraZeneca, are not successful in our marketing, pricing and reimbursement strategies, facilitating adoption by dialysis organizations, health care professionals, and physicians, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

Although regulatory approval has been obtained for roxadustat in China and Japan, we may be unable to obtain regulatory approval in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.*

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States (“U.S.”) and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general, very few product candidates that enter development receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat, pamrevlumab, or any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any Phase 3 clinical trial to support an NDA/Biologics License Application submission for approval, the U.S. Food and Drug Administration (“FDA”) and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our clinical research organizations (“CROs”), trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval or refuse to accept our future applications.

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

•	our product candidates may exhibit an unacceptable safety signal as they advance through clinical trials, in particular controlled Phase 3 trials;
•	the CROs that conduct clinical trials on our behalf may take actions outside of our control that materially adversely impact our clinical trials;
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

The FDA or other regulatory authorities may require more information (including additional preclinical or clinical data to support approval), which may delay or prevent approval or cause us to abandon the development program altogether. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation and Mitigation Strategy (“REMS”) (or other regulatory authorities may require the establishment of a similar strategy), that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us.

Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.

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

In particular, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit and enroll patients in testing our product candidates. Patients may be unwilling to participate in clinical trials of our product candidates for a variety of reasons, some of which may be beyond our control, including:

•	severity of the disease under investigation;
•	availability of alternative treatments;
•	size and nature of the patient population;
•	eligibility criteria for and design of the study in question;
•	perceived risks and benefits of the product candidate under study;
•	ability to enroll patients in clinical trials during the COVID-19 pandemic (particularly for IPF);
•	ongoing clinical trials of competitive agents;
•	physicians’ and patients’ perceptions of the potential advantages of our product candidates being studied in relation to available therapies or other products under development;
•	our CRO’s and our trial sites’ efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians; and
•	ability to monitor patients and collect patient data adequately during and after treatment.

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

Undesirable side effects caused by our product candidates or that may be identified as related to our product candidates by physician investigators conducting our clinical trials or even competing products in development that utilize a similar mechanism of action or act through a similar biological disease pathway could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. If we determine that there is a likely causal relationship between a serious adverse event and our product candidate, and such safety event is material or significant enough, it may result in:

•	our clinical trial development plan becoming longer and more extensive;
•	regulatory authorities increasing the data and information required to approve our product candidates and imposing other requirements; and
•	our collaboration partners terminating our existing agreements.

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Overview” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

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

If we or our manufacturers cannot properly manufacture sufficient product, we may experience delays in development, regulatory approval, launch or successful commercialization.*

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for the manufacture of some of our drug candidates, active pharmaceutical ingredients (“API”), intermediates or raw materials, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers.  We may not be able to enter into these agreements with satisfactory terms or on a timely manner.

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

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or subpopulations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. Regulatory authorities may approve roxadustat for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, estimated glomerular filtration rate, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat, which may limit the commercialization or market opportunity for roxadustat. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

We face substantial competition in the discovery, development and commercialization of product candidates.*

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN®, marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson Inc., and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 30 years, serving a significant majority of dialysis CKD patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some non-dialysis patients under nephrology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not currently addressed by ESAs. Companies that are currently developing hypoxia-inducible factor (“HIF”) prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Japan Tobacco, and Zydus Cadila. Akebia is currently conducting Phase 3 studies in CKD patients on dialysis and not on dialysis, as well as a Phase 2 study evaluating pharmacokinetics and pharmacodynamics in dialysis patients with three-times weekly versus once-a-day dosing. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. GSK received approval for daprodustat in Japan on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for the launch in Japan of both vadadustat and daprodustat occurred in the third quarter of 2020, with pricing in line with roxadustat pricing. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco received approval in Japan for enarodustat for the treatment of anemia in CKD patients on dialysis and not on dialysis, to be sold by Torii Pharmaceuticals Ltd as ENAROY®. Japan Tobacco and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus Cadila (India) started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019. In July 2020, Zydus received approval from the FDA to begin studies of desidustat for the treatment of chemotherapy-induced anemia, which could potentially be competitive with roxadustat within this indication.

In addition, there are other companies developing or that have developed biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future, including anemia of myelodysplastic syndromes (“MDS”). For example, Acceleron Pharma, Inc., in partnership with Celgene Corporation, a Bristol-Myers Squibb company (“Celgene”), developed Reblozyl® (luspatercept), a protein therapeutic. Reblozyl was approved for treatment of anemia in adult patients with ß-thalassemia in November 2019, and in April 2020 for treatment of anemia failing an ESA therapy and requiring two or more red blood cell transfusions over eight weeks in adult patients with very low- to intermediate-risk MDS with ring sideroblast or with myelodysplastic or myeloproliferative neoplasm with ring sideroblasts and thrombocytosis. In June 2020, Acceleron received European Commission approval for luspatercept for the treatment of transfusion-dependent anemia in adult patients with MDS or ß-thalassemia. In Japan, Celgene started a luspatercept Phase 2 study in May 2019. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat if and when it is commercialized.

In China, locally manufactured epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. A number of domestic companies, including Jiangsu Hengrui Medicine Co., Ltd., Guandong Sunshine Health Investment Co., Ltd., 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have been permitted by the NMPA to conduct clinical trials in their locally-developed HIF-PH inhibitor investigational compounds for the treatment of anemia in CKD. Another domestic company, China Medical System, in-licensed desidustat, a compound that is currently in Phase 3 trials in India, from Zydus Cadila for greater China in January 2020. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, has in-licensed enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. Akebia announced in December 2015 that it had entered into a development and commercialization partnership with Mitsubishi Tanabe Pharmaceutical Corporation for its HIF-PH inhibitor vadadustat in Japan, Taiwan, South Korea, India and certain other countries in Asia, and announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan to begin a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Pfizer, Pliant, Galecto, and Sarepta. Pfizer initiated a Phase 3 study with PF-06939926, its AAV9 mini-dystrophin gene therapy for DMD in February 2020. Pliant’s PLN-74809 and Galecto’s lead candidate GB0139, are in Phase 2 development for IPF.

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

No or limited reimbursement or insurance coverage of our approved products, if any, by third-party payors may render our products less attractive to patients and healthcare providers.*

Market acceptance and sales of any approved products will depend significantly on reimbursement or coverage of our products by government or third-party payors and may be affected by existing and future healthcare reform measures or prices of related products for which the government or third-party reimbursement applies. Coverage and reimbursement by the government or a third-party payor may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under applicable health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, the initial roxadustat reimbursement prices set by the Ministry of Health, Labour and Welfare in Japan in November 2019 did not reflect innovation premium over the current ESA therapy, despite roxadustat’s advantages observed in our clinical programs. We believe the Japanese authority’s decision was primarily based on the comparability of roxadustat shown in the Japan Phase 3 studies that supported the Japan NDA, that was not designed to evaluate the outcome and additional efficacy and safety data observed in the large global Phase 3 programs that included over 8,000 patients.  We have no control over whether the agency will revisit the pricing once they review the comprehensive data from the global Phase 3 program including the major adverse cardiac event /major adverse cardiac event plus hospitalized unstable angina and hospitalized congestive heart failure outcomes. If reimbursement is not available or is available only to limited levels or only in subsets of the dialysis and non-dialysis populations, we may not be able to successfully commercialize certain of our products, or in particular jurisdictions.

Price controls may limit the price at which products such as roxadustat, if approved, are sold. For example, reference pricing is used by various Europe member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, our partner or we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unacceptable levels, we or our partner may elect not to commercialize our products in such countries, and our business and financial condition could be adversely affected.

Risks Related to COVID-19

Our business could be adversely affected by the ongoing COVID-19 global pandemic.*

Our business could be adversely affected by the effects of the COVID-19 pandemic, which has resulted in various and evolving restrictions in order to reduce the spread of the disease.

The effects of the COVID-19 pandemic, the associated government-mandated restrictions and the other effects on healthcare systems, the economy, and society as a whole, may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, the length and severity of the restrictions, and other impacts and limitations on our ability to conduct our business in the ordinary course. These disruptions in our operations could negatively impact our business, operating results, and financial condition. The number of COVID-19 cases has recently been increasing in the U.S., Europe and certain other territories, and certain jurisdictions have begun re-opening only to return to restrictions due to increasing numbers of COVID-19 cases. The extent of the impact on the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic.

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

In China, most of our partner’s and our activities have been resumed after the government shutdown during February and March of 2020. However, if there are any further COVID-19 outbreaks, we or our partners may need to re-institute or tighten restrictions on our operations.

Our clinical trials for MDS, chemotherapy-induced anemia and locally advanced pancreatic cancer have continued to enroll and enrollment for IPF has resumed. However, we have seen impacts from COVID-19 on all of our clinical trials to varying degrees. There is a risk that any or all of our clinical trials will be delayed due to a continued or further outbreak slowing or pausing enrollment or site initiation, and direct COVID-19 impacts to clinical sites and clinical service providers. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year and we and our manufacturing partners are currently continuing manufacturing operations. However, we only have a limited stockpile of these drug supply products, and therefore, if there is a greater impact from the COVID-19 pandemic than we have expected, or if manufacturing operations are halted again, or if drug product expires due to slowed clinical trials, we could face shortages in our global supply chains. We could also face additional competition to use available capacity at our manufacturing partners or for manufacturing supplies including reagents and media. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected. There may be unexpected regulatory delays due to the COVID-19 pandemic including due to travel restrictions impacting pre-approval inspections.

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

Risks Related to Our Reliance on Third Parties

If our collaborations were terminated or if Astellas or AstraZeneca were to prioritize other initiatives over their collaborations with us, our ability to successfully develop and commercialize our product candidates would suffer.*

We have entered into collaboration agreements with respect to the development and commercialization of our lead product candidate, roxadustat, with Astellas and AstraZeneca. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for commercialization of roxadustat throughout the major territories of the world.

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

If we do not establish and maintain strategic collaborations related to our product candidates, we will bear all of the risk and costs related to the development and commercialization of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise at significant cost. This in turn may negatively affect the development of our other product candidates as we direct resources to our most advanced product candidates.

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

With respect to our collaboration agreements for roxadustat, there are additional complexities in that our collaboration partners, Astellas and AstraZeneca, and we must reach consensus on our development programs and regulatory activities, including for the NDA in the U.S. and the MAA in Europe. In addition, there are aspects of commercial operations that require cooperation among the collaboration partners, including safety data reporting. Multi-party decision-making is complex and involves significant time and effort, and there can be no assurance that the parties will cooperate or reach consensus, or that one or both of our partners will not ask to proceed independently in some or all of their respective territories or functional areas of responsibility in which the applicable collaboration partner would otherwise be obligated to cooperate with us. Any disputes or lack of cooperation with us by either Astellas or AstraZeneca may negatively impact the timing or success of our regulatory approval applications.

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

If our preclinical and clinical trial contractors do not properly perform their agreed upon obligations, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.*

We rely heavily on university, hospital, dialysis centers and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials in accordance with our clinical protocols and designs. We also rely on a number of third-party CROs to assist in undertaking, managing, monitoring and executing our ongoing clinical trials, including those for roxadustat. We expect to continue to rely on CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our development efforts in the future, including our continued development of roxadustat. We compete with many other companies for the resources of these third parties, and large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

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

If any of our CROs, trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, other regulations, trial protocol or other requirements under their agreements with us, the quality or accuracy of the data they obtain may be compromised or unreliable, and the trials of our product candidates may not meet regulatory requirements. If trials do not meet regulatory requirements or if these third parties need to be replaced, the development of our product candidates may be delayed, suspended or terminated, regulatory authorities may require us to exclude the use of patient data from our approval applications or perform additional clinical trials before approving our marketing applications. Regulatory authorities may even reject our application for approval or refuse to accept our future applications for an extended period of time. We cannot assure that upon inspection by a regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements or that our results may be used in support of our regulatory submissions. If any of these events occur, we may not be able to obtain regulatory approval for our product candidates on a timely basis, at a reasonable cost, or at all.

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may terminate these agreements or not perform satisfactorily.*

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facilities in China, and our current commercial manufacturing plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. We also rely entirely on third parties for distribution in China. Risks arising from our reliance on third-party manufacturers include:

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

We have not yet entered into any commercial supply agreements for the manufacture of pamrevlumab drug substance or drug products, and our third party manufacturer could terminate their engagement with us at any time. With respect to roxadustat, AstraZeneca and Astellas have certain rights to assume manufacturing of roxadustat and the existence of those rights may limit our ability to enter into favorable long-term supply agreements, if at all, with other third-party manufacturers. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

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

Certain components of our products are acquired from single-source suppliers or without long-term supply agreements. The loss of these suppliers, or their failure to supply, would materially and adversely affect our business.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular, China, where we have operations, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

Intellectual property disputes may be costly and time consuming, and may negatively affect our competitive position.*

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

As our product candidates progress toward commercialization, our collaboration partners or we may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates including roxadustat or pamrevlumab. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

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

Third parties may also challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, various administrative and court challenges have been filed in several territories including the U.S., Europe, the United Kingdom, Canada, and Japan, against our HIF anemia-related technologies patent portfolio. In the U.S., we have previously prevailed in administrative challenges to various patents in in this portfolio that are owned or exclusively licensed by us, maintaining our intellectual property in all relevant scope.

On April 20, 2020, in response to an invalidation action brought against certain FibroGen United Kingdom patents by Akebia, the United Kingdom court handed down a decision invalidating United Kingdom designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The United Kingdom designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. We and our partner Astellas have filed an appeal of the decision in the United Kingdom Court of Appeal. Notwithstanding the final outcome of this action, the potential narrowing or revocation of any of the HIF anemia-related technology patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or other territories.

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

The cost of maintaining our patent protection is high and requires continuous review and diligence. We may not be able to effectively maintain our intellectual property position throughout the major markets of the world.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for our product candidates.

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

Our current and future relationships with customers, physicians, and third-party payors are subject to healthcare fraud and abuse laws, false claims laws, transparency laws, privacy and security laws, and other regulations. If we are unable to comply with such laws, we could face substantial penalties.

Our current and future relationships with customers, physicians, and third-party payors are subject to health care laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. If we obtain approval in the U.S. for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for administrative, civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the U.S. include:

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

•

HIPAA, as amended by Health Information Technology and Clinical Health Act, and its implementing regulations, which imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

The scope of these laws and our lack of experience in establishing the compliance programs necessary to comply with this complex and evolving regulatory environment increases the risks that we may unknowingly violate the applicable laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results.

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

We are subject to laws and regulations governing corruption, which will require us to maintain costly compliance programs.

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

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these, or if we otherwise fail to maintain an effective system of internal controls, it may result in material misstatements in our financial statements.*

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal controls over financial reporting is a process designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.

As of September 30, 2020, we have identified a material weakness in the risk assessment component of internal control as we did not appropriately design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement to the financial statements as a result of changes in our business operation. This material weakness gave rise to the following additional control deficiencies, which we also determined to be material weaknesses. We did not design and maintain effective controls related to the timely identification of shipments associated with drug product revenue and we did not design and maintain effective controls related to the timely identification of changes in estimated variable consideration related to drug product revenue. Each of these material weaknesses could result in material misstatements in the drug product revenue, contract asset, or contract liability account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses described above did not result in any material misstatements of our consolidated financial statements or disclosures, but did result in immaterial out-of-period adjustments to drug product revenue related to pre-commercial shipments of drug product, contract assets and contract liabilities, and related financial statement disclosures during the quarter ended September 30, 2020.

We are taking certain remedial steps to improve our related internal controls over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Remediation efforts place a significant burden on management and add increased pressure on our financial resources and processes. If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws, and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

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

In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the U.S. There remain judicial and Congressional challenges to certain aspects of the PPACA as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”), was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Additionally, on December 15, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration’s budget proposals for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these measures may require additional authorization to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for any future products or additional pricing pressures.

Roxadustat is considered a Class 2 substance on the 2019 World Anti-Doping Agency Prohibited List that could limit sales and increase security and distribution costs for our partners and us.*

Roxadustat is considered a Class 2 substance on the World Anti-Doping Agency Prohibited List. There are enhanced security and distribution procedures we and our collaboration partners and third-party contractors will have to take to limit the risk of loss of product in the supply chain. As a result, our distribution, manufacturing and sales costs for roxadustat, as well as for our partners, will be increased which will reduce profitability. In addition, there is a risk of reduced sales due to patient access to this drug.

Our employees may engage in misconduct or improper activities, which could result in significant liability or harm our reputation.

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

If we fail to comply with environmental, health or safety laws and regulations, we could incur fines, penalties or other costs.

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

Risks Related to Our International Operations

We have established operations in China and are seeking approval to commercialize our product candidates outside of the U.S., and a number of risks associated with international operations could materially and adversely affect our business.*

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

The pharmaceutical industry in China is highly regulated and such regulations are subject to change.*

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Refer to “Business — Government Regulation — Regulation in China” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. For example, the Chinese government has implemented regulations that impact distribution of pharmaceutical products in China. These regulations generally require that at most two invoices may be issued throughout the distribution chain. Failure to comply with the “Two-Invoices” regulations would prevent us from accessing the market in China. We have established a jointly owned entity with AstraZeneca to manage distribution in China, and there are complexities involved in establishing proper systems to perform distribution with which we have limited experience. We expect to continue to manage distribution in certain provinces in China. We have limited experience managing distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products. Any other such changes or amendments may result in increased compliance costs to our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

We use our own manufacturing facilities in China to produce roxadustat API and drug product. We have limited experience with manufacturing plants and may not be able to continually meet regulatory requirements.*

We have two manufacturing facilities in China, with one located in Beijing and the other in Cangzhou, Hebei. However, as an organization, we have limited experience licensing and operating commercial manufacturing facilities.

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

As a company, we have limited experience in pharmacovigilance, medical affairs, and management of the third-party distribution logistics, and cannot assure you we will be able to meet regulatory requirements or operate in these capacities successfully.

We are responsible for commercial manufacturing, pharmacovigilance, medical affairs, and management of the third-party distribution logistics (with AstraZeneca through a jointly owned entity that will perform roxadustat distribution) for roxadustat commercial activities in China. While we have been increasing our staffing in these areas, as a company, we have no experience managing or operating these functions for a commercial product and there can be no guarantee that we will do so efficiently or effectively. Mistakes or delays in these areas could limit our ability to successfully commercialize roxadustat in China, could limit our eventual market penetration, sales and profitability, and could subject us to significant liability in China.

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

The retail prices of any product candidates that we develop may be subject to pricing control in China and elsewhere.

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

FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2020, approximately $29.5 million of our cash and cash equivalents is held in China.

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

In addition, the Chinese government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of foreign currency out of China for certain transactions. Shortages in the availability of foreign currency may restrict the ability of FibroGen Beijing to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and balance of trade, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from State Administration of Foreign Exchange or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our operational requirements, our liquidity and financial position may be materially and adversely affected.

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

In addition, our foreign subsidiaries and we have various intercompany transactions. We may not be able to obtain certain benefits under relevant tax treaties to avoid double taxation on certain transactions among our subsidiaries. If we are not able to avail ourselves to the tax treaties, we could be subject to additional taxes, which could adversely affect our financial condition and results of operations.

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

Changes in China’s economic, governmental, or social conditions could have a material adverse effect on our business.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat in anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab in IPF, pancreatic cancer, DMD, and COVID-19. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2019, 2018 and 2017 were $77.0 million, $86.4 million and $120.9 million, respectively. As of September 30, 2020, we had an accumulated deficit of $915.4 million. As of September 30, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $687.9 million plus $0.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Loss of senior management and key personnel could adversely affect our business.*

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may have to limit commercial operations.

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

We depend on sophisticated information technology systems and could face a cyber-attack or other breach of these systems.

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

Our headquarters are located near known earthquake fault zones. *

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

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of October 31, 2020, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 46.42% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We may engage in acquisitions that could dilute stockholders and harm our business.

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

Provisions in our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, and may prevent attempts by our stockholders to replace or remove our current directors or management.

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

Tariffs imposed by the U.S. and those imposed in response by other countries could have a material adverse effect on our business.

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

Our certificate of incorporation designates courts located in Delaware as the sole forum for certain proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

We do not plan to pay dividends. Capital appreciation will be your sole possible source of gain, which may never occur.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*†	Collaboration Agreement by and between FibroGen, Inc. and Astellas Pharma Inc., effective June 1, 2005.	—	—	—	—

10.2*†	Amended and Restated License, Development and Commercialization Agreement (for the U.S. and Certain Other Territories) by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 30, 2013.	—	—	—	—

10.3*†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective July 30, 2013.	—	—	—	—

10.4*†	License Agreement by and between FibroGen, Inc. and the University of Miami and its School of Medicine, effective as of May 23, 1997.	—	—	—	—

10.5*†	First Amendment to May 23, 1997 License Agreement by and between FibroGen, Inc. and the University of Miami, effective as of July 29, 1999.	—	—	—	—

10.6*†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., Medarex, Inc., GenPharm International Inc., and FibroPharma, Inc., effective as of January 28, 2002.	—	—	—	—

10.7*†	License Agreement by and between FibroGen, Inc. and the Dana-Farber Cancer Institute, Inc., effective as of March 29, 2006.	—	—	—	—

10.8*†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, effective as of July 24, 2020.	—	—	—	—

10.9*†	Master Supply Agreement by and between FibroGen, Inc. and AstraZeneca UK Limited, effective as of September 10, 2020.	—	—	—	—

10.10†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective as of July 1, 2020.	10-Q	001-36740	10.3	08/06/2020

10.11†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 1, 2020.	10-Q	001-36740	10.4	08/06/2020

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
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

FibroGen, Inc.

Dated: November 5, 2020	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)