Form 10-K
period 2020-12-31
FIBROGEN INC
filed 2021-03-01
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $2,127.6 million. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2021 was 91,560,468.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section of this Annual Report captioned “Risk Factors” and elsewhere in this Annual Report. A summary of these risk factors can be found in the following section, however please refer to the full risk factors in Item 1A “Risk Factors”. These risks are not exhaustive. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

SUMMARY RISK FACTOR

The success of the Company will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

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

•

Although regulatory approval has been obtained for roxadustat in China, Japan, and Chile, we may be unable to obtain regulatory approval for other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

•	The results of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting may affect roxadustat’s approvability or label in CKD anemia.
•	Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
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

•	Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.
•	We face substantial competition in the discovery, development and commercialization of product candidates.
•	No or limited reimbursement or insurance coverage of our approved products, if any, by third-party payors may render our products less attractive to patients and healthcare providers.

Risks Related to Severe Acute Respiratory Syndrome Coronavirus 2 and the Resulting Coronavirus Disease (“COVID-19”)

•	Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.

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

Risks Related to Our Intellectual Property

•	If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.
•	Intellectual property disputes may be costly, time consuming, and may negatively affect our competitive position.
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
•

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these, or if we otherwise fail to maintain an effective system of internal control, it may result in material misstatements in our financial statements.

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

•	The pharmaceutical industry in China is highly regulated and such regulations are subject to change.
•	We have limited experience distributing drugs in China.
•

We use our own manufacturing facilities in China to produce roxadustat API and drug product. There are risks inherent to operating commercial manufacturing facilities, and with these being our single source suppliers, we may not be able to continually meet market demand.

•

As a company, we have limited experience in pharmacovigilance, medical affairs, and management of the third-party distribution logistics, and cannot assure you we will be able to meet regulatory requirements or operate in these capacities successfully.

•	We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully growing and sustaining sales of roxadustat in China.
•	The retail prices of any product candidates that we develop may be subject to pricing control in China and elsewhere.
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

Risks Related to the Operation of Our Business

•	Please see below for additional risk factors related to the operation of our Business.

There are also a variety of Risks Related to Our Common Stock

•	Please see below for additional risk factors to our Common Stock.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, and connective tissue growth factor (“CTGF”) biology to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF-prolyl hydroxylase (“HIF-PH”) activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

We and our collaboration partner AstraZeneca AB (“AstraZeneca”) continue to expand the commercialization of roxadustat (tradename: 爱瑞卓®) in the People’s Republic of China (“China”) where it is approved for the treatment of anemia caused by chronic kidney disease (“CKD”) in non-dialysis and dialysis patients. Roxadustat was added to the National Reimbursement Drug List (“NRDL”), effective January 1, 2020. As of the end of 2020, roxadustat was listed at hospitals that represent approximately 70% of the CKD anemia market opportunity in China and we continue to focus on adding additional temporary and permanent hospital listings for roxadustat.

In Japan, our partner Astellas Pharma Inc. (“Astellas”) continues the commercial launch of EVRENZO® (roxadustat). Astellas received approval of the supplemental New Drug Application (“NDA”) for the use of EVRENZO in patients with anemia of CKD not on dialysis from the Pharmaceuticals and Medical Devices Agency in November 2020, and it is now approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

With respect to our United States (“U.S.”) NDA for roxadustat for the treatment of anemia due to CKD submitted for review in December 2019 to the U.S. Food and Drug Administration (“FDA”), in December 2020, the FDA extended the review period of the NDA by three months for FibroGen to submit additional analyses of existing roxadustat clinical data, and set a new Prescription Drug User Fee Act (“PDUFA”) goal date of March 20, 2021. On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has not been set. As a result of this communication, we will not receive an approval decision by the PDUFA goal date.

In May 2020, the Marketing Authorization Application (“MAA”) for roxadustat for the treatment of anemia in patients with CKD, submitted by our partner Astellas, was accepted for regulatory review by the European Medicines Agency (“EMA”). Astellas expects an approval decision mid-2021.

EVRENZO® (roxadustat) has also been approved for the treatment of anemia in CKD patients on dialysis and patients not on dialysis in Chile. In collaboration with AstraZeneca, applications for marketing approval of roxadustat in CKD anemia have been submitted in Canada, Australia, Mexico, Brazil, Taiwan, South Korea, Philippines, Singapore, India, Colombia, and Thailand.

Beyond anemia in CKD, roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes (“MDS”).

We have completed enrollment in our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia (“CIA”), and we expect topline data from this study in the second half of 2021.

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of CTGF, a common factor in fibrotic and proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure. Pamrevlumab is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer (“LAPC”), and Duchenne muscular dystrophy (“DMD”).

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE

In collaboration with our partners AstraZeneca and Astellas, we have completed 16 Phase 3 studies worldwide in over 11,000 patients to support our regulatory filings in the U.S., Europe, China, and Japan.

After describing the mechanism of action of roxadustat, which is the first in a new class of potential anemia drugs, we provide some background on the CKD anemia market and a summary of our Phase 3 program along with some of the most important results.

Roxadustat Mechanism of Action

Roxadustat is an orally administered reversible inhibitor of HIF-PH. Inhibition of prolyl hydroxylase stabilizes HIF, which stimulates a coordinated erythropoietic response that includes the increase of plasma endogenous erythropoietin (“EPO”) levels and reduction of hepcidin, a key regulator of iron homeostasis. In healthy individuals under normal oxygen conditions, HIF-PH tags HIF-alpha for degradation and the HIF pathway is not activated. However, under low oxygen conditions, the HIF-PH enzymes cannot function and HIF-alpha accumulates. HIF-alpha then combines with HIF-beta, and the newly formed HIF complex initiates transcription of a number of genes involved in the erythropoietic process, which ultimately leads to increased oxygen delivery to tissues.

In anemia of CKD, roxadustat temporarily inhibits HIF-PH, preventing degradation of HIF-alpha and activating the HIF pathway, which stimulates a coordinated erythropoietic response that includes EPO production and the reduction of hepcidin.

The coordinated erythropoiesis activated by roxadustat includes both the stimulation of erythroid maturation, by increasing the body’s production of EPO, and an increase in iron availability for hemoglobin synthesis in part through a decrease in hepcidin levels, which is particularly important in patients with inflammation. Patients taking roxadustat typically have a transient increase in circulating endogenous EPO levels at peak concentration within or near the physiologic range naturally experienced by humans adapting to hypoxic conditions such as at high altitude, following blood donation, or impaired lung function, such as pulmonary edema.

Erythropoietin
(EPO)
Iron
Transport
Iron –
Major Building Block of
RBC Production
Liver
Kidney
Liver
Gut
Bone Marrow –
Site of Red Blood Cell
Precursors and Their
EPO Receptors
Hepcidin –
Impedes Iron
Homeostasis
Hemoglobin (Hb) –
Protein in Red Blood
Cells Responsible for
Oxygen Transport
IFN-γ
IL-6
Red
Blood Cells
(RBC)
Inflammation –
Increases
Hepcidin Levels

By contrast, erythropoiesis stimulating agents (“ESAs”) act only to stimulate erythroid maturation without a corresponding increase in iron availability, and are typically dosed at well above the natural physiologic range of EPO. The sudden demand for iron stimulated by ESA-induced erythropoiesis can lead to functional or absolute iron deficiency. We believe these high doses of ESAs are a main cause of the significant safety issues that have been attributed to this class of drugs. In addition, the lack of a coordinated increase in iron availability with ESAs may explain the hyporesponsiveness of patients with inflammation to this class of drugs. It also explains why patients taking ESAs need more IV iron supplementation and red blood cell transfusions than patients taking roxadustat do. Not only are IV iron and blood transfusions more costly than oral iron, but both are also associated with increased risk of hospitalization and death.

The differentiated mechanism of action of roxadustat, which involves induction of the body’s own natural pathways to achieve a more complete erythropoiesis, has the potential to provide a safe and effective treatment for anemia, including in the presence of inflammation, which normally limits iron availability.

Background of Anemia in Chronic Kidney Disease

Chronic kidney disease is a progressive disease characterized by gradual loss of kidney function that may eventually lead to kidney failure or end-stage renal disease requiring dialysis or a kidney transplant to survive. CKD affects 12% to 14% of the global adult population. CKD is more prevalent in developed countries but is also growing rapidly in emerging markets such as China.

Anemia is a complication of CKD and can be a serious medical condition in which patients have insufficient red blood cells and low levels of hemoglobin, a protein in red blood cells that carries oxygen to cells throughout the body. Anemia becomes increasingly common as kidney function declines and is associated with increased risk of hospitalization, cardiovascular complications and death, and frequently causes significant fatigue, cognitive dysfunction, and considerable reduction of quality of life.

There are approximately 39 million1 CKD patients in the U.S., an estimated 6 million of whom have anemia2.

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

[1]

Bikbov B et al. “Global regional and national burden of chronic kidney disease 1990-2017 - a systematic analysis for the Global Burden of Disease Study 2017.” The Lancet, 395 (2020): 709-33. Web. 13 Feb. 2020.

[2]	Based on 15.4% of CKD patients having anemia, (where anemia is defined as hemoglobin levels of ≤ 12 g/dL in women and ≤ 13 g/dL in men.

In the dialysis-dependent population, most patients start receiving ESAs when the patient is transitioning to dialysis care. As of the end of 2018, there were over 550,000 CKD patients on dialysis in the U.S., a large majority of whom required anemia therapy.

There were approximately 127,000 incident dialysis patients in 2018.  Despite the higher risk of blood transfusions, cardiovascular events, and hospitalization in patients with anemia, only 14.6% of patients in 2018 were treated with ESAs prior to initiating dialysis notwithstanding a mean hemoglobin level of 9.3 g/dL at the time of dialysis initiation.

These treatment figures at the time of dialysis initiation demonstrate how undertreated CKD anemia is currently in non-dialysis patients. However, we believe there will be approximately 2 million addressable non-dialysis CKD anemia patients in the U.S. annually, based on the hemoglobin entry criteria in our Phase 3 clinical trials recommending initiation of treatment when a patient’s hemoglobin level is less than 10 g/dL. In addition to the safety concerns raised for ESAs, which may have been a greater impediment to treatment in the non-dialysis setting, other factors which contribute to the recent historical under-treatment of anemia in non-dialysis patients are related to the form of administration and accessibility of ESA products. ESAs are typically administered by subcutaneous injections, which is more difficult outside of dialysis centers or nephrology practices where non-dialysis patients are typically treated.

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

Additional Highlights from Recent Publications and Presentations of Roxadustat in CKD Anemia

Pooled Cardiovascular Safety Results

In the U.S., the primary safety endpoint is time to first major adverse cardiovascular event (“MACE”), a composite endpoint of all-cause mortality, stroke and myocardial infarction, with secondary safety endpoint of “MACE+”, a composite endpoint consisting of the three components in MACE plus heart failure or unstable angina requiring hospitalization.The below cardiovascular safety analyses reflect the pooling strategy and analytical approach that was agreed upon with the FDA and presented in scientific journals/professional meetings.

Non-Dialysis - Pooled Cardiovascular Safety Data

The intent-to-treat analyses, inclusive of data during on-treatment and post treatment long term follow-up (until a common study end date), was used in our primary cardiovascular safety analysis method for non-dialysis in the U.S. This approach accounts for the higher drop-out rate in the placebo arm. The figure below shows that in the 4,270 pooled non-dialysis patients (OLYMPUS, ANDES, and ALPS), the risk of MACE, MACE+, and all-cause mortality in roxadustat patients were comparable to that in placebo patients based on a reference non-inferiority margin of 1.3.

Dialysis - Pooled Cardiovascular Safety Data

In the pooled on-treatment analysis of 3,880 dialysis patients (HIMALAYAS, SIERRAS, and ROCKIES), the risk of MACE and all-cause mortality in roxadustat patients were comparable to epoetin alfa, based on a reference non-inferiority margin of 1.3. Roxadustat lowered the risk of MACE+ by 14% compared to epoetin alfa based on a hazard ratio of 0.86 and an upper bound of 95% CI under 1.0. The hazard ratios represent a point estimate of relative risk.

Incident Dialysis Subgroup - Pooled Cardiovascular Safety Data

Data from the pooled incident dialysis patients were recently published in Kidney International Reports. (Provenzano R et al. Pooled Analysis of Roxadustat for Anemia in Patients with Kidney Failure Incident to Dialysis. KI Reports 2021. Available at https://www.kireports.org/article/S2468-0249(20)31851-9/fulltext.  Accessed on 11FEB2021.)

This is a clinically important subgroup of dialysis patients who started participation in roxadustat Phase 3 studies within their first four months of dialysis initiation. In these 1,526 incident dialysis patients, roxadustat reduced the risk of MACE by 30% and MACE+ by 34%, with a trend towards lower all-cause mortality. The lower MACE and MACE+ risks (compared to epoetin alfa) are based on hazard ratios of 0.70 and 0.66, respectively, with the upper bound of 95% CI under 1.0 for both endpoints. We believe this incident dialysis subpopulation provides clinically and commercially relevant and generalizable results for comparison of roxadustat versus epoetin alfa because most incident dialysis patients (as opposed to stable dialysis patients) were ESA-naïve or had only limited exposure to ESAs prior to study entry. In addition, the initiation of anemia therapy in this incident dialysis subgroup resembles clinical practice as the vast majority of U.S. patients start anemia therapy early in dialysis treatment (during the first four months of treatment).

Time to event endpoints using Cox model
ID (ROCKIES, HIMALAYAS, SIERRAS), N=1526
HR (95% CI)
MACE
0.70
(0.51, 0.96)
P=0.029
MACE+
0.66
(0.50, 0.89)
P=0.005
All Cause Mortality
0.76
(0.52, 1.11)
0.25
0.5
1
1.3
2
Favors Roxadustat
Favors Epoetin alfa

Iron-Metabolism Data

In non-dialysis patients, roxadustat was effective regardless of whether the “iron-repletion” criteria (ferritin >=100 ng/mL AND TSAT >=20%) were met, including the 40% of patients whose iron stores were below those required for ESA treatment. Roxadustat also increased both serum iron and transferrin, resulting in the long-term clinical stability of TSAT while increasing the absolute amount of iron available for erythropoiesis.

In dialysis patients, roxadustat treated patients required less IV iron supplementation than patients treated with ESA. Roxadustat facilitated iron transport and utilization by increasing both serum iron and iron-carrying capacity (TIBC), whereas these parameters were decreased and unchanged, respectively, with epoetin alfa. We believe these changes were most likely driven by the downstream effects of reduced hepcidin in roxadustat treated patients.

Efficacy at Raising Hemoglobin Irrespective of Iron Replete Status

In the non-dialysis pool (4,277 patients from ANDES, OLYMPUS, and ALPS), roxadustat increased hemoglobin (by 1.94 g/dL) regardless of whether patients were iron-replete (patients shown to have sufficient baseline stores of iron in their body, TSAT ≥20% and Ferritin ≥100 ng/mL) or not iron-replete.

Sierras – U.S. Only Dialysis Study

In the U.S. dialysis study SIERRAS, roxadustat raised and maintained Hb levels with stable mean doses over time regardless of baseline inflammation status, as measured by CRP levels. The dose requirement of roxadustat was not impacted by inflammation.

Mean Hb and Mean Weekly Dose of roxadustat (Top Figure) and Epoetin Alfa (Bottom Figure) Over Time in Patients with hsCRP ≤ULN or >ULN (SIERRAS)

hsCRP: high-sensitivity C-reactive protein; SE: standard error; ULN: upper limit of normal.

The proportion of patients who required at least one red blood cell transfusion in the first 52 weeks was 12.5% with roxadustat compared to 21.1% with epoetin alfa (p<0.05) in SIERRAS.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN CHINA

In August 2019, roxadustat (China tradename: 爱瑞卓®) received marketing authorization in China for the treatment of anemia caused by CKD in non-dialysis-dependent patients. Treatment for anemia caused by CKD in dialysis-dependent patients was approved in December 2018.

In July 2019, results from our two China Phase 3 clinical trials were published in the New England Journal of Medicine.3 4

In December 2019, roxadustat was included on the updated NRDL released by China’s National Healthcare Security Administration. Roxadustat is included on the NRDL for the treatment of anemia in CKD.

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

The prevalence of CKD dialysis patients that have anemia (defined as hemoglobin < 10g/dL) is estimated to be over 90%.

Dialysis treatment is delivered in the form of hemodialysis or peritoneal dialysis. In China, approximately 85% of dialysis patients with CKD are on hemodialysis. Hemodialysis is performed primarily in dialysis clinics within hospitals, most of which are publicly owned. This is in contrast to the U.S. where freestanding dialysis centers located outside of hospitals is common practice. With recent regulatory changes, the number of privately owned dialysis clinics is growing at a rapid pace, a trend that has provided additional capacity to meet the growing demand. The remaining 14-15% of CKD patients (approximately 100,000) are on peritoneal dialysis, which is self-administered at home by patients, a setting which roxadustat is particularly well-suited for due to its oral administration. Peritoneal dialysis patients typically visit their nephrologists on a monthly basis at the hospital for monitoring and follow-up.

[3]	N. Chen, et al. “Roxadustat Treatment for Anemia in Patients Undergoing Long-Term Dialysis” N Engl J Med 381 (2019): 1011-22. DOI: 10.1056/NEJMoa1901713
[4]	N. Chen, et al. “Roxadustat for Anemia in Patients with Kidney Disease Not Receiving Dialysis” N Engl J Med 381 (2019): 1001-1010. DOI: 10.1056/NEJMoa1813599

Non-Dialysis-Dependent CKD

We estimate that there are over 10 million Stage 3-5 non-dialysis CKD patients in China with anemia (defined as hemoglobin < 10g/dL). We believe the addressable population of non-dialysis patients with anemia (anemic patients that have been diagnosed and treated for CKD) is approximately 2-3 million, with 1-2 million of these addressable patients in Stages 3 and 4 and 1 million in Stage 5 non-dialysis. This Stage 5 population that is dialysis-eligible but not receiving dialysis is characteristic of developing markets like China, and presents a particular opportunity for roxadustat, as many patients have severe anemia.

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

Commercialization

AstraZeneca is our commercialization partner for roxadustat in China. Under our collaboration agreement, AstraZeneca leads commercialization activities and has responsibility for sales and marketing, and market access. FibroGen has responsibility for medical affairs, manufacturing (as the Marketing Authorization Holder), and pharmacovigilance.

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

Reimbursement for roxadustat will differ based on multiple factors including the CKD patient population (dialysis vs. non-dialysis), location, patient employment status, and if roxadustat is qualified into the “Critical Disease” or “Chronic Disease” insurance programs for such locations. We expect roxadustat reimbursement rates will be largely consistent with those ESAs listed on the NRDL. We believe in the next few years and in many parts of the country, reimbursement will reach a level where patient out-of-pocket costs will be in the range of 10-20% for dialysis and 30-50% for non-dialysis.

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

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN JAPAN

In Japan, our partner Astellas continues the commercial launch of EVRENZO® (roxadustat), targeting healthcare providers that care for approximately 330,000 dialysis patients across Japan. EVRENZO is now approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. The supplemental NDA for the use of roxadustat in patients with anemia of CKD not on dialysis was approved in November 2020 by the Pharmaceuticals and Medical Devices Agency.

In addition, the 14-day Prescription Rule that is typically in place for the first 12 months of a product’s availability in Japan was lifted in December of 2020, creating a potential catalyst for EVRENZO utilization given it is the first HIF-PH inhibitor to no longer have this limitation.

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

Approximately 40% of total solid tumor cancer patients, or approximately 6.8 million people, undergo chemotherapy each year globally, including 1.7 million in the U.S. and 3.2 million in China. Between 60% and 80% of these patients develop anemia. The incidence and severity of CIA depend on a variety of factors, including the tumor type or the level of toxicity of the therapy, and further increases with each successive chemotherapy round. We believe the addressable population is approximately 600,000 in the U.S. and 500,000 in China.

ESAs have been recommended for patients experiencing CIA with the desirable goals of improvement in anemia-related symptoms and the avoidance of blood transfusion, which increases risk of infections and the risk of complications such as heart failure and allergic reactions. However, not all CIA patients respond to ESA therapy, which may be due to the etiology of their CIA or inflammatory comorbidity. ESA use also has associated toxicities, including increased thrombotic events, possible decreased survival and accelerated tumor progression, as published from randomized clinical trials and meta-analyses, that led to label restrictions and boxed warnings for ESAs in cancer populations in 2007, followed by the ESA Risk Evaluation and Mitigation Strategy (“REMS”) program.

Market Opportunity for Roxadustat in Chemotherapy-Induced Anemia

ESA sales for CIA dropped significantly in the U.S. since the reported safety risks of ESA use in cancer patients in 2006, from estimated $2.5 billion in 2006 to less than $0.5 billion in 2019. During the same period, the prevalence of diagnosed CIA remained at similar levels, and is expected to grow slightly.

We believe that if our clinical program shows an acceptable safety and efficacy profile, roxadustat would have the potential to address anemia in this population of patients undergoing chemotherapy.

Clinical Development of Roxadustat in Chemotherapy-Induced Anemia

We have completed enrollment in WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in CIA. This is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in 92 patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with a treatment duration of 16 weeks. We expect topline data from this study in the second half of 2021.

Background of Anemia in Myelodysplastic Syndromes

Myelodysplastic syndromes are a diverse group of bone marrow disorders characterized by ineffective production of healthy blood cells and premature destruction of blood cells in the bone marrow, leading to anemia. In most MDS patients, the cause of the disease is unknown.

The prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more therapies become available and patients are living longer with MDS. Annual incidence rates are estimated to be 4.9/100,000 adults in the U.S., and 1.51/100,000 adults in China.

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

Reblozyl® (luspatercept) was approved by the FDA in April 2020 for the treatment of anemia in adults with MDS with ring sideroblasts or myelodysplastic/myeloproliferative neoplasms with ring sideroblasts and thrombocytosis who need regular red blood cell transfusions and have not responded well to or cannot receive an ESA. It is the first and only erythroid maturation agent approved in the U.S., Europe, and Canada and is part of a global collaboration between Acceleron Pharma, Inc. and Bristol Myers Squibb. In 2020, Reblozyl net revenue was $274 million, including $115 million in Q4 2020.

Market Opportunity for Roxadustat in Myelodysplastic Syndromes

We believe there is a significant need for a safer, more effective, and more convenient option to address anemia in patients with lower-risk MDS. Roxadustat, our orally administered small molecule HIF-PH inhibitor, stimulates the body’s natural mechanism of red blood cell production and iron hemostasis based on cellular-level oxygen-sensing and iron-regulation mechanisms. Unlike ESAs which are limited to providing exogenous EPO, roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of red blood cell progenitors, an increase in the body’s production of endogenous EPO, and an increase in iron availability for hemoglobin synthesis, which we believe is important in a broad range of MDS patients. Moreover, in anemia of CKD, roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by CRP, where ESAs have shown limited effect. We believe that roxadustat has the potential to replicate this result in MDS anemia patients, where it is not uncommon for patients to present with autoimmune and inflammatory conditions.

Clinical Development of Roxadustat in Myelodysplastic Syndromes

We are continuing to enroll MATTERHORN, our Phase 3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS in the U.S. and Europe. This 160-patient trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study in the first half of 2022.

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

In China, we are preparing to enroll the Phase 3 double-blind, placebo-controlled portion of our Phase 2/3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. One hundred thirty-five subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

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

We are currently conducting Phase 3 studies in pancreatic cancer, IPF and DMD. In the U.S., the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of IPF, LAPC, and DMD. In addition, the EMA has granted Orphan Medicinal Product Designation to pamrevlumab for the treatment of DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and LAPC.

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

There are currently two therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib. The approvals and subsequent launches of Esbriet (pirfenidone) and Ofev (nintedanib) have clearly shown the commercial potential in IPF. Hoffmann-La Roche (“Roche”) reported worldwide sales of approximately $1.1 billion for 2019 and $1.2 billion for 2020 for Esbriet® (pirfenidone). Similarly, Boehringer Ingelheim Pharma GmbH & Co. KG (“Boehringer Ingelheim”) reported total sales of approximately $1.3 billion for Ofev® (nintedanib) in 2018, and approximately $1.7 billion in 2019.

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trials of Pamrevlumab in IPF

We are conducting ZEPHYRUS-1, our Phase 3 trial of pamrevlumab in IPF patients, as well as our newly initiated ZEPHYRUS-2, a second IPF Phase 3 study. Both studies are double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients, each with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity.

The primary efficacy endpoint in Europe for each study is disease progression (defined by a decline in forced vital capacity (“FVC”) percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

The COVID-19 pandemic has affected enrollment in these IPF trials, more so than our other studies due to the vulnerability of this patient population. In addition to efforts we are making in ensuring patient safety, we are also working to expand enrollment through a number of methods, including expanding the number of clinical sites in China.

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

In the double-blind, placebo-controlled 48-week portion of this study, 103 patients were randomized (1:1) to receive either 30mg/kg of pamrevlumab or placebo intravenously every three weeks. Lung function assessments were conducted at baseline and at Weeks 12, 24, 36 and 48. Quantitative HRCT assessments were performed at baseline and at Weeks 24 and 48.

Pamrevlumab met the primary efficacy endpoint of change of FVC percent predicted, a measure of a patient’s lung volume as a percentage of what would be expected for such patient’s age, race, sex and height. The average decline (least squares mean) in FVC percent predicted from baseline to Week 48 was 2.9 in the pamrevlumab arm (n=50) as compared to an average decline of 7.2 in the placebo arm (n=51), a statistically significant difference of 4.33 (p=0.033).

FVC Change by Visit

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

Proportion of Patients with Decline in Percentage of Predicted FVC of 10% or Greater, or Death, by Visit

In this study, we measured change in quantitative lung fibrosis (“QLF”) from baseline to Week 24 and Week 48 using quantitative HRCT. The pamrevlumab arm achieved a statistically significant reduction in the rate of progression of lung fibrosis compared to placebo using HRCT to measure QLF. The change in QLF volume from baseline to Week 24 for pamrevlumab-treated patients was 24.8 ml vs. 86.4 ml for placebo, with a treatment difference of -61.6 ml, p=0.009. The change in QLF volume from baseline to 48 weeks was 75.4 ml in pamrevlumab-treated patients vs. 151.5 ml in patients on placebo, with a treatment difference of -76.2 ml, p=0.038.

Change from Baseline in Volume of Quantitative Lung Fibrosis (mL) in the Intention-to-Treat Population

As in our previous open label Phase 2 study, a correlation between FVC percent predicted and QLF was confirmed at both Week 24 and 48 in this study.

We are not aware of any other IPF therapies that have shown a statistically significant effect on lung fibrosis as measured by quantitative HRCT analysis.

The treatment effects of pamrevlumab were demonstrated not only on change in FVC, a measure of pulmonary function and IPF disease progression, and change in fibrosis using quantitative HRCT, but pamrevlumab-treated patients also showed a trend of clinically meaningful improvement in a measure of health-related quality of life using the St. George’s Respiratory Questionnaire (SGRQ) vs. a reduction in quality of life seen in placebo patients over the 48 weeks of treatment. The SGRQ quality of life measurement has been validated in chronic obstructive pulmonary disease. In the patients that were evaluated by the UCSD Shortness of Breath Questionnaire, pamrevlumab-treated patients had a significant attenuation of their worsening dyspnea in comparison to placebo patients.

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

Study 049 – Open-Label Phase 2 Trial of Pamrevlumab in IPF

Our completed open-label extension of Study 049, a Phase 2 open-label, dose-escalation study to evaluate the safety, tolerability, and efficacy of pamrevlumab in 89 patients with IPF, was consistent with our results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial PRAISE. We presented data from our open-label Phase 2 IPF extension study (049) at the International Colloquium on Lung and Airway Fibrosis in November 2016, reporting that no safety issues were observed during prolonged treatment with pamrevlumab. Some of the 37 patients who enrolled in the extension study were treated with pamrevlumab for up to five years. Trends regarding improved or stable pulmonary function and stable fibrosis observed during the initial one-year study were also observed in the extension study.

Pancreatic Cancer

Understanding Pancreatic Cancer and the Limitations of Current Therapies

Certain solid malignant tumors have a prominent fibrosis component consisting mostly of ECM that contributes to metastasis and progressive disease. ECM is the connective tissue framework of an organ or tissue.

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the third leading cause of cancer deaths in the U.S. According to the European Commission’s European Cancer Information System, there were 100,005 new cases of pancreatic cancer and 95,373 deaths from pancreatic cancer in Europe projected for 2018. The National Cancer Center of Japan estimated that there were 36,239 new cases of pancreatic cancer in 2014, increased from 24,442 cases in 2004. In its report of December 2017, Decision Resources Group estimated that the major market sales (U.S., Europe and Japan) of pancreatic cancer drugs will grow from $1.3 billion in 2016 to approximately $3.7 billion in 2026. According to the U.S. National Cancer Institute, there were an estimated 57,000 new cases of pancreatic cancer in the U.S. in 2019. Fifty percent of new cases are metastatic. Another 15-20% have localized resectable tumors. The remaining 30-35% have localized but unresectable tumors.

For those with non-resectable tumors, median survival is eight to 12 months post-diagnosis, and about 8% realize five years of survival; similar to metastatic cases. For those with resectable tumors, 50% survive 17 to 27 months post-diagnosis and ~20% report five-year survival.

Pancreatic cancer is aggressive and typically not diagnosed until it is largely incurable. Most patients are diagnosed after the age of 45, and according to the American Cancer Society, 94% of patients die within five years from diagnosis. The majority of patients are treated with chemotherapy, but pancreatic cancer is highly resistant to chemotherapy. Approximately 15% to 20% of patients are treated with surgery; however, even for those with successful surgical resection, the median survival is approximately two years, with a five-year survival rate of 15% to 20% (Neesse et al. Gut (2011)). Radiation treatment may be used for locally advanced diseases, but it is not curative.

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

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trial of Pamrevlumab in Locally Advanced, Unresectable Pancreatic Cancer

We continue to enroll LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for LAPC. We intend to enroll approximately 260 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with gemcitabine and nab-paclitaxel. We expect topline resection data from this study in the second half of 2022.

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

In addition, this data showed improved overall survival among patients whose tumors were resected vs. not resected (NE vs. 18.56 months, p-value=0.0141) and a trend toward improved overall survival in patients eligible for surgery vs. patients who were not (27.73 vs. 18.40 months, p-value=0.0766). All of the patients on study at the time of the results reported in June 2018 continue to remain on study. No increase in serious adverse events was observed in the pamrevlumab arm and no delay in wound healing was observed post-surgery.

Patients with LAPC have median survival of less than 12 months, only slightly better than patients with metastatic pancreatic cancer, whereas patients with resectable pancreatic cancer have a much better prognosis with median survival of approximately 23 months and some patients being cured. If pamrevlumab in combination with chemotherapy continues to demonstrate an enhanced rate of conversion from unresectable cancer to resectable cancer, it may support the possibility that pamrevlumab could provide a substantial survival benefit for locally advanced pancreatic cancer patients.

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

Increased Pancreatic Cancer Survival Associated with Increased Plasma Levels of Pamrevlumab

Percent Overall Survival
0
20
40
60
80
100
0
5
10
15
20
25
30
35
40
45
Overall Survival Time (Months)

	FG-3019 Day 15 C_{min}	n	Median OS (Months)	1-Year OS Rate
——	≥ median (150 μg/mL)	38	9.4	37%
- - -	< median (150 μg/mL)	37	4.8	11%
	p value		0.025	0.01

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

Pamrevlumab for Duchenne Muscular Dystrophy

Understanding DMD and the Limitations of Current Therapies

In the U.S., approximately one in every 5,000 boys have DMD, and approximately 20,000 children are diagnosed with DMD globally each year. There are currently no approved disease-modifying treatments. Despite taking steroids to mitigate progressive muscle loss, a majority of children with DMD are non-ambulatory by adolescence and median survival is age 25.

DMD is an inherited disorder of one of the dystrophin genes resulting in absence of the dystrophin protein and abnormal muscle structure and function, leading to progressively diminished mobility as well as pulmonary function and cardiac function, which result in early death. Constant myofiber breakdown results in persistent activation of myofibroblasts and altered production of ECM resulting in extensive fibrosis in skeletal muscles of DMD patients. Desguerre et al. (2009) showed that muscle fibrosis was the only myo-pathologic parameter that significantly correlated with poor motor outcome as assessed by quadriceps muscle strength, manual muscle testing of upper and lower limbs, and age at ambulation loss. Numerous pre-clinical studies including those in the mdx model of DMD suggest that CTGF contributes to the process by which muscle is replaced by fibrosis and fat and that CTGF may also impair muscle cell differentiation during muscle repair after injury.

Phase 3 Clinical Development – LELANTOS, a double-blind, placebo-controlled trial in non-ambulatory DMD patients

In the third quarter of 2020, we initiated a Phase 3 clinical trial, LELANTOS 1, evaluating pamrevlumab as a treatment for DMD. LELANTOS 1 is a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, performance, cardiac, and fibrosis assessments.

We also plan to initiate a Phase 3 clinical trial, LELANTOS 2, evaluating pamrevlumab in 70 ambulatory DMD patients.

We expect topline data from these studies in the second half of 2022.

Phase 2 Open-Label Trial of Pamrevlumab in DMD

In June 2019 at the Parent Project Muscular Dystrophy meeting, we reported topline results from this 21 patient open-label single-arm trial in non-ambulatory DMD patients. This one-year administrative analysis compared our Phase 2 data to previously published natural disease history studies of DMD patients. While we cannot make direct comparisons between our trial and previously published data due to, among other things, differences in subject numbers, baseline characteristics, inclusion/exclusion criteria, treatment protocols, and analysis methods, we are encouraged by the data obtained so far. Pamrevlumab was well tolerated in this study.

In pulmonary function tests, the results from our study indicate a potential reduction in the 1-year decline in FVC percent predicted from baseline for pamrevlumab-treated patients when compared to FVC data of DMD patients (whether such patients were taking steroids or not) published in 2019 by Ricotti. In the 2019 Ricotti study, the DMD patients were treated with steroids only. Similarly, all of the patients in our Phase 2 pamrevlumab trial were on steroids. In addition, pamrevlumab showed less decline in both percent predicted forced expiratory volume as compared to previously published study results of Meier in 2016, and in percent predicted peak expiratory flow rate, compared to what was observed in the study by Ricotti in 2019.

Our data showed an increase in cardiac function, measured by mean change of left ventricular ejection fraction (“LVEF”), of 0.29% from baseline for pamrevlumab-treated patients. Whereas, data published in 2018 by McDonald of DMD patients only on steroids showed a mean LVEF decline of 0.82% from baseline in one year.

In muscle function tests, the majority of the results of this Phase 2 study showed the mean change from baseline in pamrevlumab-treated patients were more favorable than previously published data. Our results showed a positive increase in grip-strength score in both dominant and non-dominant hands at one year of treatment with pamrevlumab, while earlier results from a 2015 study by Seferian showed a decline at one year as expected. In the performance of the upper limb (“PUL”) test specifically developed for DMD patients, pamrevlumab-treated patients had a mean change from baseline of -1.53. In the 2019 study by Ricotti of DMD patients taking either nothing or only steroids, the annual mean change in the PUL test was -4.13. Furthermore, in our study a strong correlation between change in biceps brachii T2-mapping and change in PUL score was observed, demonstrating stabilization and even possible improvement in the muscle fibrosis burden.

Commercialization Strategy for Pamrevlumab

Our goal, if pamrevlumab is successful, is to be a leader in the development and commercialization of novel approaches for inhibiting fibrosis and treating certain forms of cancer and muscular dystrophy diseases. To date, we have retained exclusive worldwide rights for pamrevlumab. We have commenced brand development activities for pamrevlumab and will be advancing these efforts in preparation for potential launches in IPF, LAPC and DMD, consistent with the approaches of companies with a product in late-stage clinical development.

Research at FibroGen

Our research programs at FibroGen are grounded in our three areas of expertise: HIF biology, 2-oxoglutarate enzymology, and CTGF biology.

We have applied our expertise in the field of HIF-PH inhibition to develop an understanding of other areas of HIF biology with important therapeutic implications. This consistent progression of discovery has led to findings relating to HIF-mediated effects associated with inflammatory pathways, various aspects of iron metabolism, insulin sensitivity and glucose and fat metabolism, neurological disease, and ischemic injury. There are at least three different HIF-PH enzymes that are known to regulate the stability of HIF — these enzymes are commonly referred to in the scientific literature as PHD1, PHD2 and PHD3. Studies of genetically modified mice, in which the individual HIF-PH enzymes have been deleted, have revealed that PHD2 plays a major role in the regulation of erythropoiesis by HIF. In contrast, PHD1 and PHD3 appear to play less important roles in HIF-mediated erythropoiesis, but instead have been implicated in other important biological pathways. We believe that both pan-PHD and PHD-selective inhibitors could have important therapeutic applications beyond anemia.

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

The fact that all members of the 2OG-dependent oxygenase enzyme family use 2OG as a co-substrate makes them viable targets for small molecule inhibitors that compete with 2OG. FibroGen has been a leader in inhibition of enzymes belonging to this family, and our internal medicinal chemistry efforts have generated a library of novel compounds designed to target the 2OG-dependent oxygenase family.

Finally, we have applied our knowledge of CTGF to investigate additional applications of agents that interfere with the role of this protein in disease. In some instances, we are exploring direct engagement of CTGF itself.  In other instances, we are studying the regulation of CTGF.

COLLABORATIONS

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. In addition, we started roxadustat commercial sales in China in the third quarter of 2019. For fiscal year ended December 31, 2020, 58% of our revenue was related to our collaboration agreements, and 42% of our revenue was from roxadustat commercial sales in China. For the fiscal years ended December 31, 2019 and 2018, substantially all of our revenue was related to our collaboration agreements.

Astellas

We have two agreements with Astellas for the development and commercialization of roxadustat, one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa. Under these agreements, we provided Astellas the right to develop and commercialize roxadustat for anemia in these territories.

We share responsibility with Astellas for clinical development activities required for U.S. and Europe regulatory approval of roxadustat, and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will hold and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements, other than roxadustat drug product for Japan. Astellas is responsible for roxadustat commercialization activities in the Astellas territories.

AstraZeneca

We also have two agreements with AstraZeneca for the development and commercialization of roxadustat for anemia, one for China (the “China Agreement”), and one for the U.S. and all other countries not previously licensed to Astellas (the “U.S./RoW Agreement”). Under these agreements, we provided AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat, and FibroGen will transfer the U.S. NDA to AstraZeneca upon approval. AstraZeneca will hold the equivalent regulatory filings in the other licensed countries.

In China, our subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) has conducted the development work for CKD anemia and will continue to hold all of the regulatory licenses issued by China regulatory authorities and be primarily responsible for regulatory, clinical and manufacturing. China development costs are shared 50/50. AstraZeneca is also responsible for 100% of development expenses in all other licensed territories outside of China. We are responsible, ourselves and through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the AstraZeneca agreements.

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen Cayman”), FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”), the commercial collaboration is structured as a 50/50 profit share, which was restructured in the third quarter of 2020. Pursuant to an Amendment to the China Agreement, the parties agreed to establish a jointly owned entity to conduct distribution. FibroGen Beijing will manufacture and transfer commercial product to the distribution entity in exchange for a transfer price at a percentage of net sales. AstraZeneca will conduct sales and marketing activities in China for roxadustat, which will be billed to the distribution entity, subject to a cap of a percentage of roxadustat net sales until AstraZeneca has recouped its sales and marketing expenses, at which time it will bill actual expenses, subject to the cap.

Additional Information Related to Collaboration Agreements

Additional information related to our collaboration agreements is set forth in Item 7 of this Annual Report on Form 10-K, and Note 4, Collaboration Agreements and Revenues, to our consolidated financial statements under Item 8 of this Annual Report. Information about collaboration partners that accounted for more than 10% of our total revenue or accounts receivable for the last three fiscal years is set forth in Note 15, Segment and Geographic Information, to our consolidated financial statements under Item 8 of this Annual Report.

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

We expect any products that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

When any of our product candidates are approved, they will compete with currently marketed products, and product candidates that may be approved for marketing in the future, for treatment of the indications described below.

In addition, we will likely face competition from other companies developing treatments of other anemia indications that we may also seek to pursue in the future or that may be sold in indications we are pursuing but for which they are not yet approved. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat.

Roxadustat

Approved Medicines

Drugs that will compete with roxadustat are expected to include ESAs, particularly in those patient segments where ESAs are used. Some of the available ESAs include epoetin alfa (EPOGEN® marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson, Inc. and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Roche outside the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 30 years, serving a significant majority of dialysis patients. While non-dialysis CKD anemia patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some patients under nephrology or hematology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

Biosimilars

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

Product Candidates in Development

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing HIF-PH inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical (“Otsuka”), Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). Akebia has completed Phase 3 studies in CKD patients on dialysis and not on dialysis in the U.S., as well as a Phase 3b, randomized, open-label, active-controlled trial evaluating the efficacy and safety of oral vadadustat once daily and three times weekly for the maintenance treatment of anemia in hemodialysis subjects converting from erythropoiesis stimulating agents. The study completion date is estimated to be May 2022. Akebia announced an additional Phase 3 study evaluating the efficacy and safety of dose conversion from a long-acting erythropoiesis stimulating agent (Mircera®) to three times weekly oral vadadustat for the maintenance treatment of anemia in hemodialysis subjects. The estimated study start date is February 2021. Akebia has publicly stated their intent to file the vadadustat NDA in the U.S. in the second quarter of 2021.

Japan

In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. GSK received approval for daprodustat in Japan on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for the launch in Japan of both vadadustat and daprodustat occurred in the third quarter of 2020, with pricing in line with roxadustat pricing. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco received approval in Japan for enarodustat for the treatment of anemia in CKD patients on dialysis and not on dialysis, to be sold by Torii Pharmaceuticals Ltd as ENAROY®. Japan Tobacco and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

China

In China, biosimilars of epoetin alfa are offered by Chinese pharmaceutical companies such as EPIAO marketed by 3SBio Inc. as well as more than 15 other local manufacturers. We may also face competition by HIF-PH inhibitors from other companies such as Akebia, Bayer, and GSK, which was authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. Two domestic companies, Jiangsu Hengrui Medicine Co., Ltd. and Guandong Sunshine Health Investment Co., Ltd, have been permitted by the NMPA to conduct clinical trials for CKD anemia patients both on dialysis and not on dialysis, and 3SBio Inc. has submitted a clinical trial application to the NMPA to initiate trials for their HIF-PH inhibitor. Another domestic company, China Medical System Holdings Ltd., in-licensed desidustat, a compound that is currently in Phase 3 trials in India, from Zydus for greater China in January 2020. In January 2021, China Medical System Holdings Ltd. was granted approval by the NMPA in China to begin trials for desidustat in patients with anemia of CKD, including dialysis and non-dialysis patients. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, has in-licensed enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. Akebia announced in April 2017 an expansion of their U.S. collaboration with Otsuka to add markets, including China. 3SBio Inc. announced in 2016 its plan to begin a Phase 1 clinical trial of a HIF-PH inhibitor for the China market.

CIA and MDS

In July 2020, Zydus received approval from the FDA to begin a Phase 1 study of desidustat for the treatment of CIA, which could potentially be competitive with roxadustat within this indication.

Reblozyl® (luspatercept) was approved by the FDA in April 2020 for the treatment of anemia in adults with MDS with ring sideroblasts or myelodysplastic/myeloproliferative neoplasms with ring sideroblasts and thrombocytosis who need regular red blood cell transfusions and have not responded well to or cannot receive an ESA. It is the first and only erythroid maturation agent approved in the U.S., Europe, and Canada and is part of a global collaboration between Acceleron Pharma, Inc. and Bristol Myers Squibb. In 2020, Reblozyl net revenue was $274 million, including $115 million in Q4 2020.

Large Dialysis Organizations

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to more than 80% of U.S. dialysis patients, and therefore have historically secured long-term contracts including rebate terms with Amgen. DaVita has a six-year sourcing and supply agreement with Amgen effective through 2022. Fresenius’ contract with Amgen expired in 2015, following which Fresenius is providing Roche’s ESA Mircera® to a significant portion of its U.S. dialysis patients. Successful penetration in this market may require our partner AstraZeneca to enter into an agreement with Fresenius, DaVita, or other dialysis organizations, on favorable pricing terms to each party.

Pamrevlumab

We are currently in Phase 3 development of pamrevlumab in IPF, locally advanced pancreatic cancer, and DMD. Most of our competitors have significantly more resources and expertise in development, commercialization and manufacturing, particularly due to the fact that we have not yet established a partnership for pamrevlumab. For example, both Roche and Boehringer Ingelheim, which market products for the treatment of IPF in the U.S., have successfully developed and commercialized drugs in various indications and have built sales organizations that we do not currently have; both have more resources and more established relationships when competing with us for patient recruitment and enrollment for clinical trials or, if we are approved, in the market.

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

Pamrevlumab is administered via infusion, which may be more expensive and less convenient than small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Kadmon Holdings, Inc.’s KD025, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151.

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

Duchenne Muscular Dystrophy

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., European Union, and Japan.

On September 19, 2016, the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen). Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta has reported a full year Exondys 51 revenue of $380 million in 2019. Sarepta’s Vyondys 53TM (golodirsen) was approved by the FDA in December 2019 for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for approximately 8% of the DMD population. Sarepta’s Amondys 45™ (casimersen) was approved by the FDA in February 2021 for patients with a confirmed genetic mutation that is amenable to exon 45 skipping, which accounts for approximately 8% of the DMD population.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Catabasis Pharmaceuticals, Santhera Pharmaceuticals, and Sarepta.

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

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third party contract manufacturers. We have entered into commercial supply arrangements with Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent, Inc. (“Catalent”) as our primary manufacturers of roxadustat drug substance (also known as active pharmaceutical ingredient or “API”) and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally except for China, for which it manufactures an intermediate to be further manufactured by FibroGen Beijing. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas, and China, where they are manufactured by FibroGen Beijing. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

In China, our Beijing facility received the Good Manufacturing Practice (“GMP”) license for API and drug product. We are manufacturing drug product at our FibroGen Beijing manufacturing facility for commercial supply, but we are not currently manufacturing API at this facility. We are manufacturing API at our Cangzhou manufacturing facility, which has been fully qualified and licensed. We may also qualify a third party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

Irix Pharmaceuticals, Inc.

In July 2002, we and IRIX Pharmaceuticals, Inc. (“IRIX”), a third party manufacturer, entered into a Letter of Agreement for IRIX Pharmaceuticals Single Source Manufacturing Agreement (the “Letter of Agreement”), in connection with a contract manufacturing arrangement for clinical supplies of HIF-PH inhibitors, including roxadustat. The Letter of Agreement contained a service agreement that included terms and schedule for the delivery of clinical materials and also included a term sheet for a single source agreement for the cGMP manufacture of HIF-PH inhibitors, including roxadustat. Specifically, pursuant to the Letter of Agreement, we and IRIX agreed to negotiate a single source manufacturing agreement that included a first right to negotiate a manufacturing contract for HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third party bids within 5%, and the exclusive right to manufacture extends for five years after approval of an NDA. Any agreement would provide that no minimum amounts would be specified until appropriate by forecast, that we and our commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal capabilities or in the event that we or our commercialization partner determines for reasons of continuity and security that such a need exists, provided that IRIX would supply a majority of the product if it is able to meet the requirements and the schedule required by us and our partner. Subsequent to the Letter of Agreement, IRIX and we have entered into several additional service agreements. IRIX has requested in writing that we honor the Letter of Agreement with respect to the single source manufacturing agreement. To date, we have offered to IRIX opportunities to bid for the manufacture of HIF-PH inhibitors, including roxadustat. In 2015, Patheon Pharmaceuticals Inc., a business unit of DPx Holdings B.V., acquired IRIX, and in 2017 ThermoFisher Scientific Inc. acquired Patheon Pharmaceuticals Inc.

Pamrevlumab

To date, pamrevlumab has been manufactured using specialized biopharmaceutical process techniques under a clinical supply agreement with a qualified third party contract manufacturer, Boehringer Ingelheim. We have entered into a clinical and commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd., which has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

GOVERNMENT REGULATION

Our business activities and operations, including the clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing of our product candidates, among other things, are subject to extensive regulation by governmental authorities in the U.S., China, and other countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations, including in Europe and China, requires the expenditure of substantial time and financial resources. Compliance with environmental laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

We cannot predict with certainty whether future costs of compliance with government regulations, including any changes thereto or reinterpretations thereof, will have a material impact on capital expenditures, earnings or the company’s competitive position. Refer to the section of this Annual Report captioned “Item 1A. Risk Factors” for a discussion of these potential impacts.

U.S. Product Approval Process

In the U.S., the FDA regulates drugs and biological products, or biologics, under the Public Health Service Act, as well as the FDCA, which is the primary law for regulation of drug products. Both drugs and biologics are subject to the regulations and guidance implementing these laws. Pharmaceutical products are also subject to regulation by other governmental agencies, such as the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services, the Consumer Product Safety Commission and the Environmental Protection Agency. The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are subject to extensive regulation by governmental authorities in the U.S. and other countries. The steps required before a drug or biologic may be approved for marketing in the U.S. generally include:

•	Preclinical laboratory tests and animal tests conducted under Good Laboratory Practices.
•	The submission to the FDA of an IND for human clinical testing, which must become effective before each human clinical trial commence.
•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product and conducted in accordance with good clinical practices (“GCP”).
•	The submission to the FDA of an NDA, in the case of a small molecule drug product, or a BLA, in the case of a biologic product.
•	FDA acceptance, review and approval of the NDA or BLA, as applicable.
•	Satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with cGMPs.

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

In addition, in many foreign countries, particularly the countries of the European Union and China, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of a company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

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

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the End-Stage Renal Disease Prospective Payment System (the “ESRD PPS”) bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved in the U.S., will be included in the payment bundle or the timing of inclusion. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not initially be included in the bundle and would instead be eligible for a Transitional Drug Add-on Payment Adjustment (“TDAPA”) for a 24-month period. At the 24-month mark, CMS would determine if the TDAPA period should be extended for roxadustat or ended. When the TDAPA period ends, CMS will determine if roxadustat should be included in the bundle and, if so, what changes to the ESRD PPS reimbursement should be made. If roxadustat is included in the ESRD PPS bundle, it may have an impact on roxadustat pricing within Dialysis Organizations. If roxadustat is not included in the bundle after the TDAPA period, and would therefore be reimbursed outside of the bundle, it may potentially limit further market penetration of roxadustat.

In March 2010, PPACA was signed into law. PPACA has the potential to substantially change the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations. There remain judicial and Congressional challenges to certain aspects of the PPACA. The U.S. Supreme Court is currently reviewing the constitutionality of the PPACA, but it is unknown when a decision will be reached. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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

Approval Process and Other Regulation in China

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

Our roxadustat NDA for treatment of CKD anemia was submitted by FibroGen Beijing as a domestic entity under the Domestic Class 1 designation, which refers to a new drug that has never been marketed in any country.

Our NDA package in China contained information similar to what is necessary for a U.S. NDA, including preclinical data, clinical data, technical data on API and drug product, and related stability data. We are currently performing a safety study of 2,000 patients who will be treated for 52 weeks as part of our post-approval commitment to the NMPA.

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

For other countries outside of the European Union, such as China and the countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. The time required to obtain approval in other countries and jurisdictions might differ from or be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory approval process in other countries.

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

Orphan Drug Act

Pamrevlumab has received orphan drug designation in IPF, LAPC, and DMD in the U.S. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

The EMA has granted Orphan Medicinal Product Designation to pamrevlumab for the treatment of DMD. Orphan Medicinal Product Designation status in Europe has similar but not identical benefits in that jurisdiction.

Products receiving orphan designation in Europe can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; the initial applicant consents to a second orphan medicinal product application; or the initial applicant cannot supply enough orphan medicinal product. An orphan product can also obtain an additional two years of market exclusivity in Europe for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

Foreign Country Data Exclusivity

Europe also provides opportunities for additional market exclusivity. For example, in Europe, upon receiving marketing authorization, an NCE generally receives eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in Europe from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity.

In China, there is also an opportunity for data exclusivity for a period of six years for data included in an NDA applicable to a NCE. According to the Implementing Regulations of the PRC Drug Administration Law, the Chinese government protects undisclosed data from drug studies and prevents the approval of an application made by another company that uses the undisclosed data for the approved drug. In practice, the NMPA has not established an effective mechanism to enforce data exclusivity. The NMPA issued a draft regulation on regulatory data protection on April 25, 2018 for public comments but this draft regulation has yet to be finalized and implemented.

In addition, if an approved drug manufactured in China qualifies as an innovative drug or an improved new drug before December 1, 2019, such drugs will be eligible for a monitoring surveillance period for up to five years. During this post-marketing observation period, the NMPA will not accept marketing authorization applications filed by another company for the same product. Nor will the NMPA approve marketing authorization applications filed by another company to produce, change dosage form of or import the drug while the innovative or improved new drug is under observation for the purpose of protecting public health. The approved manufacturer is required to provide an annual report to the regulatory department of the province, autonomous region or municipality directly under the central government where it is located.

Each of the data exclusivity period and the observation period runs from the date of approval for production of the NCE or innovative or improved new drug, as the case may be.

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

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our products and core technologies will depend on our success in obtaining effective claims and enforcing those claims once granted. We have been in the past and are currently involved in various legal proceedings with respect to our patents and patent applications and may, as a result of our extensive portfolio, be involved in such proceedings in the future. Additionally, we may claim that a third party infringes our intellectual property or a third party may claim that we infringe its intellectual property. Such legal proceedings may be associated with significant expenses, damages, attorneys’ fees, costs of proceedings and experts’ fees, and management and employees may be required to spend significant time in connection with these actions.

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

Roxadustat Patent Portfolio

Our roxadustat patent portfolio includes multiple granted U.S. patents offering protection for roxadustat, including protection for roxadustat composition-of-matter, for pharmaceutical compositions containing roxadustat, and for methods for treating anemia using roxadustat or its analogs. Exclusive of any patent term extension, the granted U.S. patents relating to the composition-of-matter of roxadustat are due to expire in 2024 or 2025, and granted foreign patents are due to expire in 2024. U.S. and foreign patents relating to crystalline forms of roxadustat are due to expire in 2033, and U.S. and foreign patents relating to photostable formulations of roxadustat are due to expire in 2034.

In 2020, oppositions were filed against our European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat, and our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. Final resolution of the opposition proceedings will take time and we cannot be assured that all or any claims will remain.

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

Various legal challenges have been initiated against this portfolio in several territories, including in Europe, the United Kingdom, Canada, and Japan. Regardless of the final outcome of any such actions, the potential narrowing or revocation of any of these patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or in other territories. A settlement has been reached in the litigation in Canada, resulting in the discontinuance of the action and leaving FibroGen’s Canadian patents valid and enforceable.

In April 2020, in response to an invalidation action brought against certain of our United Kingdom patents by Akebia, the United Kingdom court handed down a decision invalidating United Kingdom designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The United Kingdom designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. We and our partner Astellas have filed an appeal of the decision in the United Kingdom Court of Appeal.

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

The agreement, along with any ongoing payment obligations, will continue in effect until the expiration of all licensed patents on a country-by-country basis, or, if there is no patent covering a licensed product incorporating the licensed biological materials, until 20 years after the effective date of the agreement. DFCI may terminate the agreement for our uncured material breach, if we cease to carry on our business and development activities with respect to all licensed products, if we fail to comply with our insurance obligations, or if we are convicted of a felony related to the manufacture, use, sale or importation of licensed products. We may terminate the agreement at any time on prior written notice to DFCI.

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

The agreement, along with any ongoing payment obligations, will continue in effect until the expiration of all licensed patents, on a country-by-country basis. The University may terminate the agreement for our uncured material breach or bankruptcy. We may terminate the agreement for the University’s uncured material breach or at any time on prior written notice to the University.

Bristol-Myers Squibb Company (Medarex, Inc.)

Effective July 9, 1998 and as amended on June 30, 2001 and January 28, 2002, we entered into a research and commercialization agreement with Medarex, Inc. and its wholly-owned subsidiary GenPharm International, Inc. (now, collectively, part of Bristol-Myers Squibb Company (“Medarex”)) to develop fully human monoclonal antibodies for potential anti-fibrotic therapies. Under the agreement, Medarex was responsible for using its proprietary immunizable transgenic mice (“HuMAb-Mouse technology”) during a specified research period (the “Research Period”), to produce fully human antibodies against our proprietary antigen targets, including CTGF, for our exclusive use.

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

As a result of the exercise of our option to obtain the commercial license, Medarex is precluded from:

(i) knowingly using any technology involving immunizable transgenic mice containing unrearranged human immunoglobulin genes with any of our antigen targets that were the subject of the agreement,

(ii)granting to a third party a commercial license that covers such antigen targets or those antibodies derived by Medarex during the Research Period, and

(iii) using any antibodies derived by Medarex during the Research Period, except as permitted under the agreement for our benefit or to prosecute patent applications in accordance with the agreement.

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

HUMAN RESOURCES

We had a total of 599 employees at FibroGen as of January 31, 2021. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us.

We are highly committed to building a diverse, committed, and impassioned team to deliver innovative therapies to patients facing serious unmet medical needs. In 2020 we developed and approved a new Corporate Vision Statement and Values through the participation and input of many staff across the organization. One of these core values is “Respect for People” which includes a strong commitment to build a culture of inclusiveness and equality and foster a culture of individual growth and an environment of continued learning.

In 2020, we conducted a company-wide employee engagement survey. We had an overall participation rate by employees of 86% with over 90% of respondents reporting that they felt engaged around our core values of excellence, respect for people, integrity, and empowerment. Both of these scores significantly exceed normative industry participation and engagement benchmarks.

The biotechnology industry is an extremely competitive labor market and recruiting and retaining employees is critical to the continued success of our business. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, commercialization, and administrative activities.

We consistently review and evaluate our compensation and employee benefits practices to ensure that we recruit and retain a highly trained and diverse workforce. This includes comprehensive medical and income protection, such as life insurance and retirement savings programs. In addition to coaching and internal growth and promotion opportunities, we provide employees access to over 5,000 developmental classes and programs through a learning management system.

In 2020 we deployed a state-of-art, human capital management system that will allow us to significantly expand our capabilities to develop and assess our employees. This system will also allow us to build comprehensive development and succession plans at all levels in the organization to ensure that we have a strong pipeline of highly trained employees. We also invested in health and safety measures for our employees who must work in the offices and labs during the COVID-19 pandemic.

We are committed to diversity, equity and inclusion. On our Board of Directors: five of our twelve members are women and/or from minority racial and ethnic groups. As of January 31, 2021, women represented 54% of our global workforce and 27% of our global leadership (VP and above). As of January 31, 2021, 57% of our U.S. workforce, and 16% of our U.S. leadership (VP and above), were from minority racial and ethnic groups.

In addition to furthering our investments in our human resources, we plan on continuing our efforts in 2021 in critical environmental, social, and governance areas.

FACILITIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 35,000 square feet subleased. The lease for our San Francisco headquarters expires in 2023. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China, and multiple office spaces in Beijing and Shanghai, China. Our leases in China expire in 2023. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

AVAILABLE INFORMATION

Our internet website address is www.fibrogen.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

CORPORATE INFORMATION

Our headquarters are located at 409 Illinois Street, San Francisco, California 94158 and our telephone number is (415) 978-1200. Our website address is www.FibroGen.com.

Our subsidiaries consist of the following: 1) FibroGen Europe Oy, a majority owned entity incorporated in Finland in 1996; 2) Skin Sciences, Inc., a majority owned entity incorporated in the State of Delaware in 1995; 3) FibroGen International (Cayman) Limited, a majority owned entity incorporated in the Cayman Islands in 2011; 4) FibroGen China Anemia Holdings Ltd., a majority owned entity incorporated in the Cayman Islands in 2012; 5) FibroGen International (Hong Kong) Limited, a majority owned entity incorporated in Hong Kong in 2011; 6) FibroGen (China) Medical Technology Development Co., Ltd., a majority owned entity incorporated in China in 2011; and 7) Beijing Falikang Pharmaceutical Co. Ltd., an unconsolidated variable interest entity incorporated in China in 2020.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in the People’s Republic of China (“China”), Japan, and Chile for chronic kidney disease (“CKD”) anemia for patients on dialysis and not on dialysis, we and our partners will need to make substantial additional investments in the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), will depend heavily on successful development and commercialization of roxadustat, including obtaining additional regulatory approvals for the commercialization of roxadustat for anemia associated with CKD.

Our other lead product candidate, pamrevlumab, is currently in clinical development for idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

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

To the extent that we would undertake sales and marketing of any of our products directly, there are risks involved with establishing our own sales, marketing and distribution capabilities. Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	our inability to effectively manage geographically dispersed commercial teams;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercial organization.

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

Commercializing roxadustat requires us to establish commercialization systems, including but not limited to, medical affairs, pharmacovigilance, supply-chain, and distribution capabilities to perform our portion of the collaborative efforts. These efforts require resources and time. If we, along with Astellas and AstraZeneca, are not successful in our marketing, pricing and reimbursement strategies, facilitating adoption by dialysis organizations, health care professionals, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

Although regulatory approval has been obtained for roxadustat in China, Japan, and Chile, we may be unable to obtain regulatory approval in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States (“U.S.”) and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat, pamrevlumab, or any of our other product candidates in one or more indications and jurisdictions.

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

The results of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting may affect roxadustat’s approvability or label in CKD anemia.

On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has not been set. As a result of this communication, we will not receive an approval decision by the PDUFA goal date of March 20, 2021. The advisory committee is a committee of external experts which will provide input on issues relating to benefit, risk, and interpretation of our roxadustat clinical trial data. We do not know when the FDA will convene the advisory committee or how long it will take after the committee convenes for the FDA to make a decision on our NDA. The results of the advisory committee may affect roxadustat’s approvability or label. The FDA may further delay approval of our NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The full extent of the delay on an approval decision and impact of the advisory committee is unknown.

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
•

recruit, enroll and retain patients through the completion of the trial, including for the duration of the Severe Acute Respiratory Syndrome Coronavirus 2 and the resulting Coronavirus Disease (“COVID-19”) pandemic;

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Overview” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

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

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for roxadustat and pamrevlumab, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers. We may not be able to enter into these agreements with satisfactory terms or on a timely manner. In addition, we may experience delays or technical problems associated with technology transfer of manufacturing processes to any new suppliers.

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

We, and even an experienced third-party manufacturer, may encounter difficulties in production. Difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	contracting with additional suppliers and validation/qualification of additional facilities to meet growing demand;
•	supply chain issues, including coordination of multiple contractors in our supply chain and securing necessary licenses (such as export licenses);
•	the timely availability and shelf life requirements of raw materials and supplies;
•	limited stability and product shelf life;
•	equipment maintenance issues or failure;
•	quality control and quality assurance issues;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;
•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
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

With respect to roxadustat, regulatory approvals obtained, could limit the approved indicated uses for which roxadustat may be marketed. For example, our label approved in Japan, includes the following warning: “Serious thromboembolism such as cerebral infarction, myocardial infarction, and pulmonary embolism may occur, possibly resulting in death, during treatment with roxadustat.” Additionally, in the U.S., ESAs have been subject to significant safety warnings, including the boxed warnings on their labels. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings even if our Phase 3 clinical trials do not suggest that roxadustat has similar safety issues. Even if the label for roxadustat does not contain all of the warnings contained in the boxed warning for ESAs, the label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the lack of clarity regarding the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

If roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN®, marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson Inc., and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 30 years, serving a significant majority of dialysis CKD patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some non-dialysis patients under nephrology or hematology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing hypoxia-inducible factor (“HIF”) prolyl hydroxylase (together with HIF, “HIF-PH”) inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical (“Otsuka”), Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). Akebia has completed  Phase 3 studies in CKD patients on dialysis and not on dialysis in the U.S., as well as a Phase 3b, randomized, open-label, active-controlled trial evaluating the efficacy and safety of oral vadadustat once daily and three times weekly for the maintenance treatment of anemia in hemodialysis subjects converting from erythropoiesis stimulating agents. The study completion date is estimated to be May 2022. Akebia announced an additional Phase 3 study evaluating the efficacy and safety of dose conversion from a long-acting erythropoiesis stimulating agent (Mircera®) to three times weekly oral vadadustat for the maintenance treatment of anemia in hemodialysis subjects. The estimated study start date is February 2021. Akebia has publicly stated their intent to file the vadadustat NDA in the U.S. in the second quarter of 2021.

In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. GSK received approval for daprodustat in Japan on June 29, 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for the launch in Japan of both vadadustat and daprodustat occurred in the third quarter of 2020, with pricing in line with roxadustat pricing. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer has completed global Phase 2 studies and its HIF-PH inhibitor is now in Phase 3 development in CKD populations on dialysis and not on dialysis in Japan. Japan Tobacco received approval in Japan for enarodustat for the treatment of anemia in CKD patients on dialysis and not on dialysis, to be sold by Torii Pharmaceuticals Ltd as ENAROY®. Japan Tobacco and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

In July 2020, Zydus received approval from the FDA to begin a Phase 1 study of desidustat for the treatment of chemotherapy-induced anemia, which could potentially be competitive with roxadustat within this indication.

Reblozyl® (luspatercept) was approved by the FDA in April 2020 for the treatment of anemia in adults with myelodysplastic syndromes with ring sideroblasts or myelodysplastic/myeloproliferative neoplasms with ring sideroblasts and thrombocytosis who need regular red blood cell transfusions and have not responded well to or cannot receive an ESA. It is the first and only erythroid maturation agent approved in the U.S., Europe, and Canada and is part of a global collaboration between Acceleron Pharma, Inc. and Bristol Myers Squibb. In 2020, Reblozyl net revenue was $274 million, including $115 million in Q4 2020.

In addition, we will likely face competition from other companies developing biologic therapies for the treatment of other anemia indications that we may also seek to pursue in the future. We may face competition for patient recruitment, enrollment for clinical trials, and potentially in commercial sales. There may also be new therapies for renal-related diseases that could limit the market or level of reimbursement available for roxadustat.

In China, ESA is considered the standard of care for treatment of anemia of CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc. We may face potential competition from other HIF-PH inhibitors.   Companies active in the US such as Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. A number of domestic companies, including Jiangsu Hengrui Medicine Co., Ltd., Guandong Sunshine Health Investment Co., Ltd., 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have been permitted by the NMPA to conduct clinical trials in their locally-developed HIF-PH inhibitor investigational compounds for the treatment of anemia in CKD. Domestic companies are also in-licensing global compounds to be developed as domestic drugs, including China Medical System which in-licensed desidustat, a compound that is currently in Phase 3 trials in India, from Zydus for greater China in January 2020. In January 2021, China Medical System Holdings Ltd. was granted approval by the Chinese NMPA to begin trials for desidustat in patients with anemia of CKD, including dialysis and non-dialysis patients. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, has in-licensed enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. We will also face competition from generics who could enter the market after expiry of our patents in China, and two potential market players have already started bioequivalence studies, including Chia Tai-Tiangqing Pharmaceutical Holdings and CSPA Pharmaceutical Group.

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

The majority of the current CKD anemia market focuses on dialysis patients, who visit dialysis centers on a regular basis, typically three times a week, and anemia therapies are administered as part of the visit. Two of the largest operators of dialysis clinics in the U.S., DaVita Healthcare Partners Inc. (“DaVita”), and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), collectively provide dialysis care to more than 80% of U.S. dialysis patients, and therefore have historically executed long-term contracts including rebate terms with Amgen. Successful penetration in this market will likely require our partner AstraZeneca to enter into a definitive agreement with Fresenius, DaVita, or other dialysis organizations, on favorable pricing terms and on a timely basis.

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

Pamrevlumab is a monoclonal antibody that may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Kadmon Holdings, Inc.’s KD025, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151.

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

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., European Union, and Japan. On September 19, 2016, the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen). Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta has reported a full year Exondys 51 revenue of $380 million in 2019. Sarepta’s Vyondys 53TM (golodirsen) was approved by the FDA in December 2019 for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for approximately 8% of the DMD population. Sarepta’s Amondys 45™ (casimersen) was approved by the FDA in February 2021 for patients with a confirmed genetic mutation that is amenable to exon 45 skipping, which accounts for approximately 8% of the DMD population.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of governments and third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, the pricing may be subject to re-negotiations or third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, our current National Reimbursement Drug List reimbursement pricing for China is effective for a standard two-year period (between January 1, 2020 to December 31, 2021), after which time we will have to renegotiate a new price for roxadustat, which we expect to be lower based upon historical precedents.

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

Risks Related to Severe Acute Respiratory Syndrome Coronavirus 2 and the Resulting Coronavirus Disease (“COVID-19”)

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.

The effects of the COVID-19 pandemic, the associated government-mandated restrictions and the other effects on healthcare systems, the economy, and society as a whole, may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, the length and severity of the restrictions, and other impacts and limitations on our ability to conduct our business in the ordinary course. These disruptions in our operations could negatively impact our business, operating results, and financial condition. While certain COVID-19 vaccines have received regulatory approval, it is uncertain if and when sufficient vaccines will have been distributed to lessen the economic and other effects of COVID-19, and the efficacy of such vaccines in preventing the spread and effects of COVID-19 and other variants is unclear.

The extent of the impact on the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, the speed and efficacy of vaccinations around the world, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic.

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

China was able to minimize the impact of COVID-19 on the economy in 2020 relative to other major economies. However, if there are any further COVID-19 outbreaks, we or our partners may need to re-institute or tighten restrictions on our operations.

We have seen impacts from COVID-19 on all of our clinical trials to varying degrees. There is a risk that any or all of our clinical trials will be further delayed, in particular our studies in IPF, due to a continued or further outbreak which can slow or pause enrollment or site initiation and other direct COVID-19 impacts to clinical sites and clinical service providers. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year and we and our manufacturing partners are currently continuing manufacturing operations. However, we only have a limited stockpile of these drug supply products, and therefore, if there is a greater impact from the COVID-19 pandemic than we have expected, or if manufacturing operations are halted again, or if drug product expires due to slowed clinical trials, we could face shortages in our global supply chains. COVID-19 has created increased demand for the limited global biologics manufacturing capacity, and as a result, we have faced competition for manufacturing supplies due to prioritization of COVID-19 related manufacturing. We could face additional competition for such manufacturing supplies, including reagents, supplements and media, and may face competition to use available capacity at our manufacturing partners. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected. There may be unexpected regulatory delays due to the COVID-19 pandemic including due to travel restrictions impacting pre-approval inspections.

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

Our agreements with Astellas and AstraZeneca provide each of them with the right to terminate their respective agreements with us, upon the occurrence of negative clinical results, delays in the development and commercialization of our product candidates or adverse regulatory requirements or guidance. In addition, each of those agreements provides our respective partners the right to terminate any of those agreements upon written notice for convenience. The termination of any of our collaboration agreements would require us to fund and perform the further development and commercialization of roxadustat in the affected territory, or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations. Moreover, if Astellas or AstraZeneca, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to develop and commercialize roxadustat could suffer. In addition, our collaborations are exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.

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

Our collaboration partners also have certain rights to control decisions regarding the development and commercialization of our product candidates with respect to which they are providing funding. If we have a disagreement over strategy and activities with our collaboration partners, our plans for obtaining regulatory approval may be revised and negatively affect the anticipated timing and potential for success of our product candidates. Even if a product under a collaboration agreement receives regulatory approval, we will remain substantially dependent on the commercialization strategy and efforts of our collaboration partners, and, our collaboration partners have limited or no experience in commercialization of an anemia drug. If our collaboration partners are unsuccessful in their commercialization efforts, our results will be negatively affected.

With respect to our collaboration agreements for roxadustat, there are additional complexities in that our collaboration partners, Astellas and AstraZeneca, and we must reach consensus on our development programs and regulatory activities, including for the NDA in the U.S. and the Marketing Authorization Application in Europe. In addition, there are aspects of commercial operations that require cooperation among the collaboration partners, including safety data reporting. Multi-party decision-making is complex and involves significant time and effort, and there can be no assurance that the parties will cooperate or reach consensus, or that one or both of our partners will not ask to proceed independently in some or all of their respective territories or functional areas of responsibility in which the applicable collaboration partner would otherwise be obligated to cooperate with us. Any disputes or lack of cooperation with us by either Astellas or AstraZeneca, or both, may negatively impact the timing or success of our regulatory approval applications.

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

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facilities in China, and our current commercial manufacturing plans in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. We rely on third parties for distribution, including our collaboration partners and their vendors, except in China where we have established a jointly owned entity with AstraZeneca to manage most of the  distribution in China. Risks arising from our reliance on third-party manufacturers include:

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

We have entered into a commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. However, we may experience delays or technical problems associated with technology transfer of the manufacturing process to Samsung and the qualification and scale-up thereof. We have made certain manufacturing commitments to Samsung Biologics Co., Ltd., and there is a risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease some of our pamrevlumab clinical trials. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third-party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third-party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast and that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, we and IRIX have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. In 2015, Patheon Pharmaceuticals Inc., a business unit of DPx Holdings B.V., acquired IRIX, and in 2017, ThermoFisher Scientific Inc. acquired Patheon Pharmaceuticals Inc.

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

The logistics of our supply chain, which include shipment of materials and intermediates from countries such as China and India add additional time and risk (including risk of loss) to the manufacture of our product candidates. While we have in the past maintained sufficient inventory of materials, active pharmaceutical ingredients (“API”), and drug product to meet our and our collaboration partners’ needs for roxadustat to date, the lead-time and regulatory approvals required to source from and into countries outside of the U.S. increase the risk of delay and potential shortages of supply.

Risks Related to Our Intellectual Property

If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection, and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position. Moreover, we are involved in, have in the past been involved in, and may in the future be involved in legal proceedings involving our intellectual property initiated by third parties, which proceedings can be associated with significant costs and commitment of management time and attention. As our product candidates continue in development, third parties have attempted and may again attempt to challenge the validity and enforceability of our patents and proprietary information and technologies.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We have, are, and may again become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Intellectual property disputes may be costly, time consuming, and may negatively affect our competitive position.

Our commercial success may depend on our avoiding infringement of the patents and other proprietary rights of third parties as well as on enforcing our patents and other proprietary rights against third parties. Pharmaceutical and biotechnology intellectual property disputes are characterized by complex, lengthy and expensive litigation over patents and other intellectual property rights. We have initiated and may again initiate or become party to or be threatened with future litigation or other proceedings regarding intellectual property rights with respect to our product candidates and competing products.

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

Third parties have challenged and may again challenge our patents and patent applications, through interference, reexamination, inter partes review, and post-grant review proceedings before the U.S. Patent and Trademark Office (“USPTO”) or through comparable proceedings in other territories. For example, various legal challenges against our HIF anemia-related technologies patent portfolio have been filed in several territories including in Europe, the United Kingdom, Canada, and Japan,.  Regardless of the final outcome of these actions, the potential narrowing or revocation of any of the HIF anemia-related technology patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or other territories. A settlement has been reached in the litigation in Canada, resulting in the discontinuance of the action and leaving FibroGen’s Canadian patents valid and enforceable.

In April 2020, in response to an invalidation action brought against certain of our United Kingdom patents by Akebia, the United Kingdom court handed down a decision invalidating United Kingdom designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The United Kingdom designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. We and our partner Astellas have filed an appeal of the decision in the United Kingdom Court of Appeal.

In May 2020, oppositions were filed against our European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat, and against our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. Final resolution of the opposition proceedings will take time, and we cannot be assured of the breadth of the claims that will remain in the `488 Patent or `284 Patent, or that either or both of the patents will not be revoked in their entirety.

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

In addition, our collaboration partners are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations that we have in place with them. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Except for roxadustat in China, Japan, and Chile for patients on dialysis and not on dialysis, we have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will obtain regulatory approval in additional countries.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these, or if we otherwise fail to maintain an effective system of internal control, it may result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.

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

We have developed a detailed remediation plan and are making progress to improve our related internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Part II, Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K.

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

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the End-Stage Renal Disease Prospective Payment System (the “ESRD PPS”) bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved in the U.S., will be included in the payment bundle or the timing of inclusion. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not initially be included in the bundle and would instead be eligible for a Transitional Drug Add-on Payment Adjustment (“TDAPA”) for a 24-month period. At the 24-month mark, CMS would determine if the TDAPA period should be extended for roxadustat or ended. When the TDAPA period ends, CMS will determine if roxadustat should be included in the bundle and, if so, what changes to the ESRD PPS reimbursement should be made. If roxadustat is included in the ESRD PPS bundle, it may have an impact on roxadustat pricing within Dialysis Organizations. If roxadustat is not included in the bundle after the TDAPA period, and would therefore be reimbursed outside of the bundle, it may potentially limit further market penetration of roxadustat. We currently expect roxadustat to be granted TDAPA designation either July 1 or October 1 of 2021. However, there is a risk that we do not receive TDAPA designation, or when we expect it, in which case, there would be a significant impact on roxadustat revenue in 2021, or until TDAPA designation is granted.

In March 2010, the PPACA was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the U.S. There remain judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, (the “Tax Act”), was enacted, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for any future products or additional pricing pressures.

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

The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, many aspects of pharmaceutical industry regulation have undergone significant reform, and reform may continue. For example, the Chinese government implemented regulations that impact distribution of pharmaceutical products in China, where at most two invoices may be issued throughout the distribution chain, a change that required us to change our distribution paradigm. Any regulatory changes or amendments may result in increased compliance costs to our business or cause delays in or prevent the successful development or commercialization of our product candidates in China. Any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China.

We have limited experience distributing drugs in China.

We have established a jointly owned entity with AstraZeneca in China, one that has a distribution license. It is subject to a new body of regulations pertaining to distribution with which we have limited experience. This new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products. There are operational risks associated with the jointly owned entity, such as working capital funding requirements and regulatory challenges, which could impact our ability to operate in China, including increasing sales of roxadustat. We have limited experience managing distribution of pharmaceutical products, and this new distribution structure may impose higher costs or limit or delay our ability to sell products to our principal customers, and may limit the near term sales of our products.

We use our own manufacturing facilities in China to produce roxadustat API and drug product. There are risks inherent to operating commercial manufacturing facilities, and with these being our single source suppliers, we may not be able to continually meet market demand.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the NMPA and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China, and we do not yet have a secondary source supplier for either roxadustat API or drug product in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics (including the COVID-19 pandemic), earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We and our collaboration partner in China, AstraZeneca, may experience difficulties in successfully growing and sustaining sales of roxadustat in China.

We and AstraZeneca have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to our ability to maintain reasonable pricing and reimbursement, obtain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. For example, our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2020 to December 31, 2021), after which time we will have to renegotiate a new price for roxadustat, which we expect to be lower based upon historical precedents. Sales of roxadustat in China may ultimately be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2020, approximately $44.6 million of our cash and cash equivalents is held in China.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, myelodysplastic syndromes, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2020, 2019 and 2018 were $189.3 million, $77.0 million and $86.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $974.0 million. As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and short-term investments of $686.5 million plus $0.2 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for ourselves and our partners. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Loss of senior management and key personnel could adversely affect our business.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We upgraded our disaster and data recovery capabilities in 2019, and have continued to upgrade these capabilities. However, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We depend on sophisticated information technology systems and could face a cyber-attack or other breach of these systems.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. While we upgraded our disaster data recovery program in March 2019, a successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating costs and expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

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

As of January 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 41.43% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

We may engage in acquisitions that could dilute stockholders and harm our business.

We may, in the future, make acquisitions of or investments in companies that we believe have products or capabilities that are a strategic or commercial fit with our present or future product candidates and business or otherwise offer opportunities for us. In connection with these acquisitions or investments, we may:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 35,000 square feet subleased. The lease for our San Francisco headquarters expires in 2023. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China, and multiple office spaces in Beijing and Shanghai, China. Our leases in China expire in 2023. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

ITEM 3. LEGAL PROCEEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of December 31, 2020, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2015 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2015, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among FibroGen, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
FibroGen, Inc.
Nasdaq Composite Index
Nasdaq Biotech Index

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

Stockholders

As of January 31, 2021, there were 129 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street name by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We have adopted the amendment to eliminate Item 301 of Regulation S-K, and we are omitting this disclosure in reliance thereon.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, international operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS OVERVIEW

We are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (together with HIF, “HIF-PH”) activity that has received marketing authorization in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. EVRENZO® (roxadustat) is also approved in Japan and Chile for the treatment of anemia associated with CKD in dialysis and non-dialysis patients.

Our New Drug Application (“NDA”) filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was submitted for review in December 2019 to the U.S. Food and Drug Administration (“FDA”) and in December 2020, the FDA extended the review period of the NDA by three months for FibroGen to submit additional analyses of existing roxadustat clinical data, and set a new Prescription Drug User Fee Act (“PDUFA”) goal date of March 20, 2021. On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has not been set. As a result of this communication, we will not receive an approval decision by the PDUFA goal date. In Europe, the Marketing Authorization Application (“MAA”) filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted for regulatory review by the European Medicines Agency (“EMA”) in May 2020 and Astellas Pharma Inc. (“Astellas”) expects an approval decision mid-2021.

Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 2/3 development in China for anemia associated with myelodysplastic syndromes. Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy.

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

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. While we have seen some impacts from COVID-19, such as slower enrollment in our clinical trials, particularly our Phase 3 IPF program, we do not know if, or to what extent, these effects will continue in the future, as the impact of the COVID-19 pandemic continues to unfold. The effect on our operational and financial performance beyond those effects described above, including any impact on sales of roxadustat, will depend in large part on future developments with the pandemic, which cannot be predicted with confidence at this time. Future developments include the duration, scope, and severity of the COVID-19 pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the impact on healthcare systems and operating procedures, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the largely unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

The financial results for the year ended December 31, 2020 were not significantly impacted by COVID-19 relative to prior years. However, we will continue to monitor, and to the extent possible, mitigate the impact of the COVID-19 pandemic on our business.

Financial Highlights

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except for per share data)
Result of Operations
Revenue	$176,319	$256,577	$212,958
Operating costs and expenses	368,199	345,891	299,651
Net loss	(189,291)	(76,970)	(86,420)
Net loss per share - basic and diluted	$(2.11)	$(0.89)	$(1.03)

		December 31, 2020	December 31, 2019
		(in thousands)
Balance Sheet
Cash and cash equivalents		$678,393	$126,266
Short-term and long-term investments		$8,388	$468,609
Accounts receivable		$41,883	$28,455

Our revenue for the year ended December 31, 2020 included the revenues recognized related to the following:

•	$15.0 million regulatory milestone associated with the NDA approval in Japan;
•	$80.6 million development revenue recognized under collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•	$72.5 million of net product revenue from roxadustat commercial sales in China; and
•	$8.9 million of drug product revenue related to roxadustat bulk drug or active pharmaceutical ingredient (“API”) deliveries to AstraZeneca and Astellas.

As comparison, our revenue for the year ended December 31, 2019 included the revenues recognized related to the following:

•

$130.0 million total of two regulatory milestones associated with the planned MAA submission to the EMA under the collaboration agreement with Astellas for roxadustat as a treatment for dialysis and non-dialysis CKD patients;

•

$50.0 million regulatory milestone associated with the NDA submission to the FDA under the collaboration agreement with AstraZeneca for roxadustat as a treatment for dialysis and non-dialysis CKD patients;

•

$22.0 million total of three regulatory milestones associated with roxadustat being included on the updated National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration (“NHSA”);

•	$12.5 million regulatory milestone associated with the NDA approval in Japan; and
•

$36.3 million reduction in drug product revenue of a change in estimated variable consideration related to the API product revenue that was recognized in 2018, which reflected the total difference between estimated and actual listed price and yield from the manufacture of bulk product tablets.

Operating costs and expenses increased for the year ended December 31, 2020 compared to the prior year primarily due to the following:

•	Higher clinical trial expenses associated with post-approval safety studies in China, and commencement of Phase 3 trials for pamrevlumab;
•

Higher drug development expenses associated with drug substance manufacturing activities related to pamrevlumab, partially offset by lower activities related to roxadustat and capitalization of inventory manufacturing costs;

•	Higher employee-related expenses primarily resulting from higher average compensation level and headcount;
•	Higher stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities;
•	Higher legal expenses primarily associated with patent-related activities in the United Kingdom;
•	Lower sales and marketing expenses due to a reversal in co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca; and
•	Lower outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

Our research and development expenses were $252.9 million, $209.3 million and $235.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Since inception and through December 31, 2020, we have incurred a total of approximately $2.2 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next several years and we expect our research and development expenses to increase in the future as we advance our product candidates through clinical trials and expand our product candidate portfolio. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates and commercializing those products in various markets, including China. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming.

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

During the year ended December 31, 2020, we had a net loss of $189.3 million, or net loss per basic and diluted share of $2.11, as compared to a net loss of $77.0 million, or net loss per basic and diluted share of $0.89 for the prior year, primarily due to a decrease in revenue and an increase in operating expenses.

Cash and cash equivalents, investments and accounts receivable totaled $728.7 million at December 31, 2020, an increase of $105.4 million from December 31, 2019, primarily due to cash provided by operations.

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

We share responsibility with Astellas for clinical development activities required for the U.S. and the Europe regulatory approval of roxadustat, and share equally those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements. Astellas is responsible for roxadustat commercialization activities in the Astellas territories.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through December 31, 2020 totals $645.1 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in their territories. In Europe, Astellas will pay us a tiered transfer price for our manufacture and supply of roxadustat based on net sales of roxadustat in the low 20% range. In Japan, Astellas pays us a transfer price in the low 20% range of the list price published by the Japanese Ministry of Health, Labour and Welfare, adjusted for certain elements.

During the fourth quarter of 2020, the Japanese Ministry of Health, Labour and Welfare approved EVRENZO® (roxadustat) for the treatment of anemia of CKD in adult patients not on dialysis. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the fourth quarter of 2020, substantially all of which was recognized as revenue during the year ended December 31, 2020 from performance obligations satisfied or partially satisfied.

In September 2019, the Japanese Ministry of Health, Labour and Welfare approved roxadustat for the treatment of anemia associated with dialysis CKD patients. Accordingly, the consideration of $12.5 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the third quarter of 2019. This milestone payment was received in October 2019.

During the second quarter of 2019, we received positive topline results from analyses of pooled major adverse cardiovascular event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA in the second quarter of 2020, following our NDA submission to the FDA in 2019 and acceptance for review in February 2020. These milestones became probable of being achieved in the second quarter of 2019, and substantially all of the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during 2019, and $0.8 million was recognized as revenue during 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments were billed to Astellas upon the submission of an MAA in the second quarter of 2020 and the total $130.0 million was received during the same quarter.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. We fulfilled delivery of a total of $64.8 million API under this amendment in 2018. In 2019, a change in estimated variable consideration resulted in a $36.3 million reduction to revenue associated with these API shipments, at the time the listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which reflected the total difference between estimated and actual listed price and yield from the manufacture of bulk product tablets. In addition, in 2020, we recorded another $4.0 million reduction to revenue associated with these API shipments, related to a change in estimated variable consideration, based on the API held by Astellas at March 31, 2020 adjusted to reflect the updated listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the second quarter of 2020, we fulfilled delivery obligations under the term of the Japan Amendment, and recognized related drug product revenue of $8.2 million in the same period. The amount represents variable consideration and was estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the fourth quarter of 2020, we shipped bulk drug product from process validation supplies for commercial sales under the term of the Europe Agreement. We constrained the estimated variable consideration due to a high degree of uncertainty associated to the final consideration because of an extended length of time over which the considerations may be adjusted. As a result, we constrained the consideration from this shipment, and recorded $1.4 million as current deferred revenue and $4.6 million as long-term deferred revenue as of December 31, 2020. The deferred revenue will be recognized over the duration of the contract and when uncertainty is resolved.

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

In addition, as of December 31, 2020, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into the U.S./RoW Agreement a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China. In July 2013, through our China subsidiary and related affiliates, we entered into the China Agreement a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China. Under these agreements, we provide AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat, and FibroGen will transfer the U.S. NDA to AstraZeneca upon approval. AstraZeneca will hold the equivalent regulatory filings in the other licensed countries.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through December 31, 2020 totals $516.2 million.

Under the U.S./RoW Agreement, AstraZeneca will pay for all commercialization costs in the U.S. and RoW and AstraZeneca will be responsible for the U.S. commercialization of roxadustat, with FibroGen undertaking specified commercial activities in the U.S. In addition, we will receive a transfer price for delivery of commercial product based on a percentage of net sales in the low- to mid-single digit range and AstraZeneca will pay us a tiered royalty on net sales of roxadustat in the low 20% range.

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd. (“FibroGen Cayman”), FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China, the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment  in the third quarter of 2020, as discussed and defined below in China Amendment.

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

AstraZeneca may terminate the China Agreement upon specified events, including our bankruptcy or insolvency, our uncured material breach, technical product failure, or upon advance prior written notice at will. If AstraZeneca terminates our China Agreement at will, it will be responsible for paying for transition costs as well as make a specified payment to FibroGen.

In the event of any termination of the agreements, but subject to modification upon termination for technical product failure, AstraZeneca will transfer and assign to us any regulatory filings and approvals for roxadustat in the affected territories that they may hold under our agreements, grant us licenses and conduct certain transition activities.

As mentioned above, during the second quarter of 2019, we received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling our U.S. NDA submission to the FDA. The regulatory milestone payment associated with this NDA submission became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the combined arrangement in the second quarter of 2019, of which $42.4 million was recognized as revenue during 2019, and $0.6 million was recognized as revenue during 2020, from performance obligations satisfied or partially satisfied. We submitted such NDA to the FDA in December 2019, which was accepted for review in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA. Therefore, this $50.0 million milestone was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

In December 2019, roxadustat has been included on the updated NRDL released by China’s NHSA for the treatment of anemia in CKD, covering patients who are non-dialysis-dependent as well as those who are dialysis-dependent. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the combined arrangement in the fourth quarter of 2019. This milestone payment was fully received during the first quarter of 2020.

As mentioned above, in the fourth quarter of 2018, we were engaged in the final stages of review with our partners over the proposed development of roxadustat for the treatment of CIA. AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50-50 between our two partners. In addition to CIA, in December 2018, anemia of chronic inflammation and multiple myeloma have been approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, we concluded that the approval of additional research and development services for these new indications represent modifications to our collaboration agreements in the periods in which approval was received. The research and development services associated with the new indications are distinct from other promises in our collaboration agreements, and will be accounted for separately. The development service period for roxadustat for the treatment of CIA, anemia of chronic inflammation and multiple myeloma under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

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

The China Amendment provides for the establishment of a jointly owned entity that will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. To prepare for the establishment of this jointly owned entity, in July 2020, FibroGen Beijing acquired Beijing Kangda Yongfu Pharmaceutical Co., LTD (“Kangda”). The purpose of the acquisition was to acquire a distribution license owned by Kangda for commercializing and distributing roxadustat in China. FibroGen Beijing continues to hold all of the regulatory licenses issued by China regulatory authorities and continues to be primarily responsible for regulatory, clinical, manufacturing, medical affairs and pharmacovigilance activities. In September 2020, FibroGen Beijing and AstraZeneca entered into an equity transfer agreement and shareholders agreement related to Kangda. Concurrently with the equity transfer, the two parties renamed Kangda to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). See Note 3, Acquisition and Variable Interest Entity, to the consolidated financial statements for details.

As Falikang is a distribution entity for roxadustat and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, we lack the power criterion while AstraZeneca meets both the power and economic criteria under ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, we are not the primary beneficiary of Falikang. As a result, we accounted for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. In addition, we recognized our proportionate share of the reported profits or losses of Falikang, as other income (loss) in the consolidated statement of operations, and as an adjustment to its investment in unconsolidated subsidiary in the consolidated balance sheet. Falikang has not incurred material profit or loss to date.

In accordance with the China Amendment, we are currently in the interim period. The interim period is defined as the period from April 1, 2020 to the time when Falikang is fully operational, which commenced in January 2021. During the interim period, FibroGen continues to sell product directly to the distributors, who remain as our customers. The calculation for profit or loss share has changed related to sales of roxadustat in China for the period from April 1, 2020 onwards. With effect from April 1, 2020, the Parties have changed the method under which commercial expenses incurred by AstraZeneca are calculated and billed. AstraZeneca’s co-promotion expenses for their sales and marketing efforts are now subject to a cap of a percentage of net sales. Once AstraZeneca has been fully reimbursed for their sales and marketing costs under the cap, AstraZeneca will bill the co-promotion expenses based on actual costs on a prospective basis. In addition, the China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

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

As a result, the interim period primarily includes the following activities:

•

Co-promotion expenses: The China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the previous China Agreement, payment of these historical co-promotion expenses was subject to certain profitability and cash flow thresholds. No amount of the historical co-promotion costs had been paid prior to the China Amendment as these thresholds had not yet been met. Under the China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, we reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. The co-promotion expenses for the year ended December 31, 2020, capped at a percentage of net roxadustat sales in China, were $27.2 million, included in the selling, general and administrative expenses. After this adjustment, as of December 31, 2020, $16.9 million and $11.5 million of the recalculated accrued co-promotion expenses were recorded in accounts payable and accrued liabilities, respectively, as they were anticipated to be paid within the next 12 months; and $27.4 million of the recalculated accrued co-promotion expenses remained in the long-term liabilities, as it is not anticipated to be paid within the next 12 months.

•

Profit share: Profit/loss share between FibroGen Beijing and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the China Agreement. Based on the calculation revised under the China Amendment, profit was achieved during the third and fourth quarter of 2020. As a result, we recorded a profit share liability of $7.0 million to AstraZeneca as of December 31, 2020 in the accrued and other current liabilities, which correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Agreement.

FibroGen, Inc. and AstraZeneca concurrently amended the U.S./RoW Agreement to reflect minor changes in the governance structure under the China Agreement.

Starting in the first quarter of 2021, our revenue will be made of 1) a transfer price from our sales to Falikang, and 2) sales made directly by FibroGen Beijing to distributors who have not transitioned to Falikang. The transfer price earned is expected to be in the range of 30-45% of Falikang’s net sales, which reflects the fact that Falikang will pay AstraZeneca the commercialization expenses and AstraZeneca’s profit share. For revenue recognition purposes, we estimate the total consideration on a per unit basis and recognize as we transfer control of the commercial drug product to Falikang.

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

For more detailed discussions on the accounting for these agreements, refer to Note 4, Collaboration Agreements and Revenues, to the consolidated financial statements.

Total cash consideration received through December 31, 2020 and potential cash consideration, other than development cost reimbursement, transfer price payments, royalties and profit share, pursuant to our existing collaboration agreements are as follows:

	Cash Received Through December 31, 2020	Additional Potential Cash Payments	Total Potential Cash Payments
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500	$172,593
Europe Agreement	540,000	205,000	745,000
Total Astellas	645,093	272,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total revenue	$1,161,293	$1,382,000	$2,543,293

These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2020 vs. 2019
	2020	2019	2018	$	%
	(dollars in thousands)
Revenue:
License revenue	$14,323	$177,086	$22,269	$(162,763)	(92)%
Development and other revenue	80,592	114,115	125,913	(33,523)	(29)%
Product revenue, net	72,498	1,700	—	70,798	4,165%
Drug product revenue	8,906	(36,324)	64,776	45,230	(125)%
Total revenue	$176,319	$256,577	$212,958	$(80,258)	(31)%
Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started roxadustat commercial sales in China in the third quarter of 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 8%, 69% and 11% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial drug product to AstraZeneca.. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of December 31, 2020, the estimated future non-contingent development periods range from 3 to 48 months. Other revenues consist of sales of research and development material and have not been material for any of the periods presented. Development and other revenues represented 46%, 44% and 59% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

We started generating net product revenue from commercial sales of roxadustat drug product in China in the third quarter of 2019. Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Product revenue represented 41% and 1% of total revenue for the year ended December 31, 2020 and 2019, respectively.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the NDA or MAA approval, and to Astellas for ongoing commercial launch in Japan. Drug product revenue is recognized when we fulfill the delivery obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. Drug product revenues represented 5%, (14)% and 30% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $80.3 million, or 31% for the year ended December 31, 2020 compared to the year ended December 31, 2019 for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,			Change 2020 vs. 2019
	2020	2019	2018	$	%
	(dollars in thousands)
License revenue:
Astellas	$14,323	$129,405	$14,323	$(115,082)	(89)%
AstraZeneca	—	47,681	7,946	(47,681)	(100)%
Total license revenue	$14,323	$177,086	$22,269	$(162,763)	(92)%

License revenue decreased $162.8 million, or 92% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

License revenue recognized under our collaboration agreements with Astellas decreased $115.1 million, or 89% for the year ended December 31, 2020 compared to the year ended December 31, 2019. License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2020 represented the allocated revenue of related to a regulatory milestone of $15.0 million associated with the NDA approval in Japan achieved during the fourth quarter of 2020. License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2019 represented the allocated revenue of $117.5 million related to two regulatory milestones totaling $130.0 million associated with the planned MAA submission in Europe that were included in the transaction price during the second quarter of 2019 when these milestones became probable of being achieved; and the allocated revenue of $11.9 million related to a regulatory milestone of $12.5 million associated with the NDA approval in Japan achieved during the third quarter of 2019.

We did not have any license revenue under our collaboration agreements with AstraZeneca for the year ended December 31, 2020. License revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2019 represented the revenue allocated to the U.S./RoW license of $33.1 million related to a regulatory milestone of $50.0 million associated with the NDA submission in the U.S. that was included in the transaction price during the second quarter of 2019 when this milestone became probable of being achieved; and the revenue allocated to the U.S./RoW license of $14.6 million related to three regulatory milestones totaling $22.0 million associated with roxadustat being included on the updated NRDL released by China’s NHSA during the fourth quarter of 2019.

Development and Other Revenue

	Years Ended December 31,			Change 2020 vs. 2019
	2020	2019	2018	$	%
	(dollars in thousands)
Development revenue:
Astellas	$19,174	$29,394	$20,903	$(10,220)	(35)%
AstraZeneca	61,418	84,719	104,970	(23,301)	(28)%
Total development revenue	80,592	114,113	125,873	(33,521)	(29)%
Other revenue	—	2	40	(2)	(100)%
Total development and other revenue	$80,592	$114,115	$125,913	$(33,523)	(29)%

Development and other revenue decreased $33.5 million, or 29% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Development revenue recognized under our collaboration agreements with Astellas decreased $10.2 million, or 35% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2020 included the allocated revenue of $0.7 million related to the above-mentioned $15.0 million associated with the NDA approval in Japan achieved during the fourth quarter of 2020. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2019 included the allocated revenue of $11.4 million related to the above-mentioned $130.0 million associated with the regulatory milestones of the planned MAA submission in Europe, and the allocated revenue of $0.5 million related to the above-mentioned $12.5 million associated with the NDA approval in Japan. The decrease for the year ended December 31, 2020 was partially offset by an increase in co-development billings related to related to higher medical affairs activities under the Europe Agreement.

Development revenue recognized under our collaboration agreements with AstraZeneca decreased $23.3 million, or 28% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decrease in co-development billings related to the development of roxadustat as a result of the substantial completion of Phase 3 trials for roxadustat. Development revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2019 also included the allocated revenue of $9.3 million related to the above-mentioned $50.0 million associated with the regulatory milestone of the NDA submission in the U.S., and the allocated revenue of $4.1 million related to the above-mentioned regulatory milestones totaling $22.0 million associated with roxadustat being included on the updated NRDL released by China’s NHSA.

Product Revenue, Net

	Years Ended December 31,		Change 2020 vs. 2019
	2020	2019	$	%
	(dollars in thousands)
Gross revenue	$89,027	$2,803	$86,224	3,076%
Price adjustment	—	(936)	936	(100)%
Non-key account hospital listing award	(9,325)	—	(9,325)	100%
Contractual sales rebate	(6,189)	(149)	(6,040)	4,054%
Other discounts and rebates	(923)	(18)	(905)	5,028%
Sales return	(92)	—	(92)	100%
Product revenue, net	$72,498	$1,700	$70,798	4,165%

We started roxadustat commercial sales in China in the third quarter of 2019. Therefore, the year-over-year comparison would not be meaningful, as the prior year was at limited sales volume.

The gross product revenue for the year ended December 31, 2020 was $89.0 million.

In the second quarter of 2020, we amended the agreement with our pharmaceutical distributors, which triggered accounting modifications particularly related to non-key account hospital listing award. For the year ended December 31, 2020, the non-key account hospital listing award was $9.3 million, which was recorded as a reduction to the revenue and calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period.

For the year ended December 31, 2020 and 2019, the contractual sales rebate was $6.2 million and $0.1 million, respectively, which were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. All other rebates and discounts, including sales return allowance were immaterial for the periods presented.

For the year ended December 31, 2019, a $0.9 million of price adjustment was recorded based on government-listed price guidance and estimated channel inventory levels.

Drug Product Revenue

	Years Ended December 31,			Change 2020 vs. 2019
	2020	2019	2018	$	%
	(dollars in thousands)
Drug product revenue:
Astellas	$4,281	$(36,324)	$64,776	$40,605	(112)%
AstraZeneca	4,625	—	—	4,625	100%
Total drug product revenue:	$8,906	$(36,324)	$64,776	$45,230	(125)%

In 2018, FibroGen and Astellas entered into the Japan Amendment. Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial launch in Japan. We fulfilled the shipment obligations under the term of the Japan Amendment during the year ended December 31, 2018, and recognized the related product revenue of $64.8 million based on a transaction price that was subject to potential future adjustments, which represented a form of variable consideration.

Related to the above API shipments in 2018, a change in estimated variable consideration incurred in 2019 at the time the actual listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which resulted in a total difference of $36.3 million between the estimated and the actual listed price and yield from the manufacture of bulk product tablets. In addition, during the year ended December 31, 2020, we recorded another $4.0 million reduction to drug product revenue, related to a change in estimated variable consideration, based on the API held by Astellas at March 31, 2020 adjusted to reflect the updated listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the second quarter of 2020, we fulfilled shipment obligations under the term of the Japan Amendment, and recognized the related drug product revenue of $8.2 million in the same period. The amount represents variable consideration and was estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the fourth quarter of 2020, we shipped bulk drug product from process validation supplies for commercial purposes under the term of the Europe Agreement. We constrained the consideration of this shipment due to a high degree of uncertainty associated to the final consideration. As a result, we recorded $1.4 million as current deferred revenue and $4.6 million as long-term deferred revenue as of December 31, 2020. The deferred revenue will be recognized as and when uncertainty is resolved.

Under the U.S./RoW Agreement, FibroGen would manufacture and supply roxadustat bulk drug product to AstraZeneca in support of commercial supplies. We shipped bulk drug product to AstraZeneca as pre-commercial supply for process validation purposes during the year ended December 31, 2020 and recognized drug product revenue of $4.6 million. The drug product revenue amount represents variable consideration and was estimated based on the quantity of product shipped and an estimated price.

Operating Costs and Expenses

	Years Ended December 31,			Change 2020 vs. 2019
	2020	2019	2018	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$8,869	$1,147	$—	$7,722	673%
Research and development	252,924	209,265	235,839	43,659	21%
Selling, general and administrative	106,406	135,479	63,812	(29,073)	(21)%
Total operating costs and expenses	$368,199	$345,891	$299,651	$22,308	6%

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. We have also seen some reduced enrollment in our clinical trials, particularly for our IPF pamrevlumab trial. However, the overall impact of COVID-19 on our expenses was not significant. In the year ended December 31, 2020, some reduction in expenses, such as due to reduced travel and paused or slowed enrollment for trials, were offset by some increased expenses, such as in patient care.

Total operating expenses increased $22.3 million, or 6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, for the reasons discussed in the sections below.

Cost of goods sold

Cost of goods sold was $8.9 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, and primarily consisted of costs associated with the manufacturing of roxadustat product and storage and logistic costs. We started commercial sales of roxadustat drug product in China in the third quarter of 2019. Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. The year-over-year comparison would not be meaningful as the prior year was the first year for roxadustat commercial sales with limited sales volume. Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was not material for the year ended December 31, 2020 and 2019. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2020, 2019 and 2018:

		Years Ended December 31,
Product Candidate	Phase of Development	2020	2019	2018
		(in thousands)
Roxadustat	Phase 3	$122,962	$125,429	$139,876
Pamrevlumab	Phase 2/3	111,728	58,750	72,063
FG-5200	Preclinical	4,132	5,323	5,122
Other research and development expenses		14,102	19,763	18,778
Total research and development expenses		$252,924	$209,265	$235,839

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

Research and development expenses increased $43.7 million, or 21%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of the net effect of the following:

•	Increase of $36.1 million in clinical trials costs, primarily due to commencement of Phase 3 trials for pamrevlumab and post-approval safety studies in China;
•

Increase of $10.3 million in drug development expenses, primarily due to higher drug substance manufacturing activities and supplies related to pamrevlumab, and higher supply chain expenses related to roxadustat, partially offset by lower drug substance manufacturing activities related to roxadustat and lower drug product manufacturing costs related to pamrevlumab;

•

Increase of $5.2 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities and accelerated recognition due to departure of certain executive employees;

•

Increase of $3.2 million in employee-related costs primarily due to higher headcount in the research and development functions in China and higher compensation levels, partially offset by decrease in events and travel costs due to the COVID-19 pandemic;

•	Increase of $3.1 million in facility related expense, primarily due to higher allocated overhead costs, higher depreciation expenses related to China facilities and general maintenance expenses;
•	Decrease of $6.1 million due to capitalization of inventory manufacturing costs associated with roxadustat production; and
•	Decrease of $5.3 million in outside services due to lower consulting expenses and scientific contract work related to roxadustat Phase 3 and submission activities.

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

SG&A expenses decreased $29.1 million, or 21%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, as a result of the net effect of the following:

•

Decrease of $44.9 million in outside service expenses, resulting from the above-mentioned reversal of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses. In addition, current year co-promotion expenses are capped at a percentage of net sales;

•	Increase of $6.8 million in employee-related costs primarily due to higher headcount in the sales and marketing functions in China and higher compensation levels; and
•	Increase of $4.2 million in legal expenses primarily associated with patent-related activities in United Kingdom.

Interest and Other, Net

	Years Ended December 31,			Change 2020 vs. 2019
	2020	2019	2018	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,402)	$(2,876)	$(10,991)	$474	(16)%
Investment loss in unconsolidated variable interest entity	(202)	—	—	(202)	100%
Interest income and other, net	5,553	15,548	11,568	(9,995)	(64)%
Total interest and other, net	$2,949	$12,672	$577	$(9,723)	(77)%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $0.5 million, or 16%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to lower interest rates related to our finance lease liabilities.

Investment Loss in Unconsolidated Variable Interest Entity

Investment loss in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated VIE accounted for under the equity method, and was immaterial for the year ended December 31, 2020. See Note 3, Acquisition and Variable Interest Entity, to the consolidated financial statements for details.

Interest Income and Other, Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments.

Interest income and other, net decreased $10.0 million, or 64%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower interest earned on our cash, cash equivalents and investments of $9.4 million associated with the lower average balances.

On April 1, 2020, FibroGen Beijing adopted Renminbi Yuan (“CNY”) as its functional currency based on reassessment of the primary economic environment in which FibroGen Beijing operates, as such environment was mainly associated with its growing manufacturing and product sales activities conducted in CNY. Prior to April 1, 2020, FibroGen Beijing’s functional currency was the U.S. dollar. This change did not result in material impact to unrealized foreign currency gain or loss during the year ended December 31, 2020.

Provision for Income Taxes

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Loss before income taxes	$(188,931)	$(76,642)	$(86,116)
Provision for income taxes	360	328	304
Effective tax rate	(0.2)%	(0.4)%	(0.4)%

The provisions for income taxes for the years end December 31, 2020 and 2019 were due to foreign taxes.

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

During 2020, we transferred certain intellectual property rights relating to our Chinese business between our wholly owned subsidiaries that are based in different tax jurisdictions. The transferor entity was not subject to income taxes in its local jurisdiction. The acquiring entity of the intellectual property is entitled to amortize the acquisition price of the intangible assets for tax purposes. In accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, we recognized a deferred tax asset of $78.7 million for the temporary difference arising from the acquirer’s excess tax basis. Furthermore, based upon the weight of available evidence, we recognized a full valuation allowance against this deferred tax asset since it does not currently believe that realization of this gross deductible temporary difference is more likely than not. Accordingly, this inter-company transfer did not have a material impact to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of December 31, 2020, we had cash and cash equivalents of $678.4 million. As of December 31, 2020, we had short-term and long-term investments of $8.1 million and $0.2 million, respectively. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments and marketable equity investments, and stated at fair value, are also available as a source of liquidity.  As of December 31, 2020, a total of $66.0 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat product in China. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. We expect increase in our operating expenses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. To date, we have funded certain portions of our research and development and manufacturing efforts in China and Europe through outside parties. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although our share of expenses for roxadustat will decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$81,602	$(78,705)	$(76,144)
Investing activities	452,487	120,018	(522,123)
Financing activities	13,343	(4,300)	13,875
Effect of exchange rate changes on cash and cash equivalents	4,695	(5)	(8)
Net increase (decrease) in cash and cash equivalents	$552,127	$37,008	$(584,400)

Operating Activities

Net cash used in operating activities was $81.6 million for the year ended December 31, 2020 and consisted primarily of net loss of $189.3 million adjusted for non-cash items of $96.3 million and a net increase in operating assets and liabilities of $174.6 million. The significant non-cash items included stock-based compensation expense of $72.7 million, depreciation expense of $11.7 million, and amortization of finance lease ROU of $10.4 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Prepaid expenses and other current assets of $123.5 million and Deferred revenue of $45.1 million, primarily related to the billing and receipt of $130.0 million in regulatory milestones under the Europe Agreement with Astellas associated with the MAA submission in Europe; and the billing and receipt of $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission for review in the U.S. These milestones were not billable as of December 31, 2019, and was net of the associated deferred revenues of $4.8 million and $50.0 million, respectively. The change in deferred revenue was also driven by the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•

Accrued and other liabilities of $31.0 million, primarily driven by $11.5 million of the accrued co-promotion expenses at December 31, 2020 that is anticipated to be paid within the next 12 months resulting from the China Amendment in the third quarter of 2020, $7.0 million of profit share liability to AstraZeneca accrued at December 31, 2020, as well as driven by the timing of invoicing and payment; offset by the payment of $36.3 million that was accrued at December 31, 2019, related to the change in estimated variable consideration associated with the API shipment;

•	Accounts payable of $17.7 million, primarily driven by $16.9 million of the co-promotion expenses at December 31, 2020 that is scheduled to be paid to AstraZeneca; and
•	Other assets of $6.8 million, primarily related to the return and consumption of input value added tax by FibroGen Beijing.

The increases were partially offset by the decreases resulting from the following:

•

Other long-term liabilities of $28.2 million, primarily due to the adjustment in long-term co-promotion expenses payable to AstraZeneca for its sales and marketing efforts related to the commercial sales of roxadustat in China resulting from the China Amendment in the third quarter of 2020;

•

Accounts receivable of $12.0 million, primarily driven by the increase in accounts receivable from customers in China for roxadustat sales, as well as the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca; and

•

Inventories of $9.2 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.

Net cash used in operating activities was $78.7 million for the year ended December 31, 2019 and consisted primarily of net loss of $77.0 million adjusted for non-cash items of $83.9 million and a net decrease in operating assets and liabilities of $85.7 million. The significant non-cash items included stock-based compensation expense of $66.3 million, depreciation expense of $11.1 million, amortization of finance lease ROU of $10.3 million, and net amortization of premium and discount on investments of $3.7 million. The significant items in the changes in operating assets and liabilities included the decreases resulting from the following:

•

Prepaid expenses and other current assets of $128.6 million and deferred revenue of $49.9 million, primarily driven by a $130.0 million unbilled contract asset related to regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission in Europe and a $50.0 million contract asset related to a regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S., which were not billable to Astellas or AstraZeneca as of December 31, 2019, net of the associated deferred revenues of $4.8 million and $50.0 million, respectively. The change in deferred revenue was also related to the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•	Inventories of $6.9 million, due to the capitalization of inventory costs starting in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes.
•	Other assets of $3.3 million, primarily related to the net accumulation of input value added tax by FibroGen Beijing; and
•	Accounts payable of $3.1 million, primarily driven by the timing of invoicing and payments.

The decreases were partially offset by the increases resulting from the following:

•

Other long-term liabilities of $52.4 million, primarily due to the accrual of co-promotional expenses with AstraZeneca for sales and marketing efforts related to the commercial launch of roxadustat in China that were not expected to be paid in the next year;

•

Accounts receivable of $35.2 million, primarily related to the collection of $43.9 million from Astellas for the API shipment in December 2018 under the Japan Amendment, as well as the timing of the receipt of upfront payments and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca; and

•

Accrued and other liabilities of $18.3 million, primarily driven by the accrued $36.3 million related to the change in estimated variable consideration associated with the roxadustat API, offset by the timing of invoicing and payments.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $452.5 million for the year ended December 31, 2020 and consisted of proceeds from maturities of investments of $456.9 million, proceeds from sales of available-for-sale securities of $10.6 million, partially offset by cash used in purchases of available-for-sale securities of $8.2 million, purchases of property and equipment of $4.0 million, and net payments of $2.8 million made for investment in Falikang.

Net cash used in investing activities was $120.0 million for the year ended December 31, 2019 and consisted of proceeds from maturities of investments of $537.1 million, partially offset by cash used in purchases of available-for-sale securities and term deposit of $411.3 million, and purchases of property and equipment of $5.8 million.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liabilities and obligations.

Net cash provided by financing activities was $13.3 million for the year ended December 31, 2020 and consisted primarily of $37.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under ESPP, partially offset by $12.6 million of repayments of finance lease liabilities, $11.5 million of cash paid for payroll taxes on restricted stock unit releases, and $0.4 million of repayments on our lease obligations.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business, including for example, service, manufacturing and collaboration agreements. Pursuant to these arrangements, we indemnify, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, including in connection with intellectual property infringement claims by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the extent permissible under applicable law. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these arrangements is minimal.

Contractual Obligations and Commitments

Contractual Obligations

At December 31, 2020, our contractual obligations were as follows:

	Payments Due In
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
	(in thousands)
Operating lease liabilities	$1,142	$982	$—	$—	$2,124
Finance lease liabilities	13,689	26,412	—	—	40,101
Purchase obligation - Manufacture and supply of roxadustat	14,114	10,951	—	—	25,065
Purchase obligation - Manufacture and supply of pamrevlumab	24,480	33,063	—	—	57,543
Purchase obligation - Other purchases	3,418	—	—	—	3,418
Total contractual obligations	$56,843	$71,408	$—	$—	$128,251

The contractual obligations table excludes uncertain tax benefits of approximately $48.6 million that are disclosed in Note 13, Income Taxes, to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the gross deferred tax assets and the corresponding valuation allowance, if warranted.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. Future milestone payments for research and pre-clinical stage development programs consisted of up to $10.9 million in total potential future milestone payments under our license agreements with Dana-Farber Cancer Institute, University of Miami and Medarex, Inc. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Clinical Trials

As of December 31, 2020, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not cancelled such contracts.

Product Development Obligations

As of December 31, 2020, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $11.6 million of principal outstanding and $7.1 million of interest accrued related to the TEKES loans, respectively, which have been included as product development obligations on our consolidated balance sheet.

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

Legal Proceedings

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. On April 20, 2020, in response to an invalidation action brought against certain FibroGen United Kingdom patents by Akebia, the United Kingdom court handed down a decision invalidating United Kingdom designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The United Kingdom designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. We and our partner Astellas have filed an appeal of the decision in the United Kingdom Court of Appeal. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of December 31, 2020, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

Revenue Recognition

Revenues under collaboration agreements

Our collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. Our process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 4, Collaboration Agreements and Revenues, to our consolidated financial statements. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

We have identified the following material promises under our collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 4, Collaboration Agreements and Revenues, to our consolidated financial statements.

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

The transaction price for each collaboration agreement is determined based on the amount of consideration we expect to be entitled for satisfying all performance obligations within the agreement. Our collaboration agreements include payments to us of one or more of the following: non-refundable upfront license fees; co-development billings; development, regulatory, and commercial milestone payments; payments from sales of API; payments from sales of bulk drug product and royalties on net sales of licensed products.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of our significant judgments is outlined in Note 4, Collaboration Agreements and Revenues, to our consolidated financial statements.

For each performance obligation identified within an arrangement, we determine the period over which the promised services are transferred and the performance obligation is satisfied. Service revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, we assess the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation.

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas, and is recognized when we fulfill the shipment obligations. The drug product revenue is accounted for as variable consideration, estimated at the time of sale using the expected value method. We apply significant judgment in estimating the variable consideration, which involves the use of significant assumptions such as the future list price adjustments set by the Japanese Ministry of Health, Labour and Welfare, product mix, and timing of processing of API into bulk drug product.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial launch in Japan. The drug product revenue represents variable consideration and is estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk drug product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the Europe Agreement with Astellas, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. The drug product revenue amount represents variable consideration and is estimated based on the quantity of product shipped and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by Astellas from the end sale of roxadustat in its approved territories.

In 2020, we entered into Commercial Supply Agreement under the U.S./RoW Agreement with AstraZeneca to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from us in support of commercial supplies. The drug product revenue amount represents variable consideration and was estimated based on the quantity of product shipped and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by AstraZeneca from the end sale of roxadustat in its approved territories.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. We review new information that may affect its variable consideration estimate at every reporting period and record revenue adjustment, if certain and material. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known.

As each of our collaboration agreements provide for annual true up to the considerations paid for our commercial supplies, we will re-evaluate the transaction price in each reporting period and record an adjustment to revenue as uncertain events are resolved or other changes in circumstances occur.

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

Product revenue is recorded at the net sales prices (transaction price) which includes the following estimates of variable consideration:

•

Price adjustment: In December 2019, China’s National Healthcare Security Administration released price guidance for roxadustat under the NRDL, effective January 1, 2020. Any channel inventories as of January 1, 2020 that had not been sold to hospitals by distributors, or to patients by hospitals, were eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels at January 1, 2020. If price guidance changes in the future, the price adjustment will be calculated in the same manner;

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

•	Sales return: Distributors can request to return product to us only due to quality issues or for product purchased within one year prior to the product’s expiration date; and
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

The above rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible and in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when we expect to settle the discount in cash. The distributor’s legal right of offset is calculated at the individual distributor level.

Valuation of inter-company transfer of intellectual property

ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, issued by the FASB requires companies to recognize the income tax consequences of an inter-company transfer of assets when the transfer occurs. The guidance in ASU 2016-16 does not change accounting for the pre-tax effects of inter-company asset transfers under Accounting Standards Codification Topic 810, Consolidation.

As described in Note 13, Income Taxes, to our consolidated financial statements, during 2020, we transferred certain intellectual property rights relating to our Chinese business between our wholly owned subsidiaries that are based in different tax jurisdictions. The transferor entity was not subject to income taxes in its local jurisdiction. The acquiring entity of the intellectual property is entitled to amortize the acquisition price of the intangible assets for tax purposes. In accordance with ASU 2016-16, we recognized a deferred tax asset of $78.7 million for the temporary difference arising from the acquirer’s excess tax basis. Furthermore, based upon the weight of available evidence, we recognized a full valuation allowance against this deferred tax asset since we do not currently believe that realization of this gross deductible temporary difference is more likely than not.

The estimated fair value for the transfer of these intellectual property rights was determined using the excess earning method, a variation of the income valuation approach. The excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Long-term cash flow projections for the asset require the use of significant estimates and judgements, including revenue volume and price. The fair value of the asset was determined using an estimated discount rate of 12.3%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. The transferred intangible asset is being amortized over an estimated useful life of approximately 8 years by the acquiring entity. We believe our assumptions are consistent with the plans and estimates that a market participant would use to acquire this intangible asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. Most of our revenue from collaboration agreements are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. The functional currency of our FibroGen Europe Oy subsidiary is the local currency. On April 1, 2020, our subsidiary FibroGen Beijing changed its functional currency from U.S. dollars to its local currency. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, China, and Europe. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

As of December 31, 2020, we did not have material financial assets and liabilities denominated in foreign currencies that are subject to fluctuation in the exchange rate with the U.S. dollar. Therefore, the effect of a hypothetical 10% change in foreign currency exchange rates would not have resulted in a material net gain or loss on foreign currency for the year ended December 31, 2020.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our non-operating cash and cash equivalents primarily in U.S. treasuries and money market funds as of December 31, 2020. Given the nature of our investments as of December 31, 2020, we believe that our exposure to interest rate risk is not significant. We actively monitor changes in interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the risk assessment component of internal control, as the Company did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement to the financial statements as a result of changes in the Company’s business operation, which gave rise to additional material weaknesses as the Company did not design and maintain effective controls related to the timely identification of shipments associated with drug product revenue, or changes in estimated variable consideration related to drug product revenue.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset – Valuation of Intellectual Property Rights

As described in Notes 2 and 13 to the consolidated financial statements, in 2020, the Company transferred certain intellectual property rights relating to its Chinese business. Management estimated the fair value of the intellectual property rights using the excess earning method. The transaction resulted in the recognition of a deferred tax asset in the amount of $78.7 million. The establishment of a deferred tax asset from the intra-entity transfer of intangible assets required management to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred which include, but are not limited to, management’s expectations of discount rate, revenue volume and price.

The principal considerations for our determination that performing procedures relating to the valuation of intellectual property rights is a critical audit matter are the significant judgment by management when estimating the fair value of the intellectual property rights, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rate, revenue volume and price. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s valuation of intellectual property rights. These procedures also included, among others (i) reading the intellectual property license agreement and (ii) testing management’s process for estimating the fair value of intellectual property rights, which included (a) evaluating the appropriateness of the valuation method used, (b) testing the completeness, accuracy, and relevance of the data used in the method, and (c) evaluating the reasonableness of management’s significant assumptions relating to discount rate, revenue volume and price. Evaluating the reasonableness of the revenue volume and price assumptions involved considering the current performance of the business and evaluating management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of valuation method and discount rate used to value the intellectual property rights.

Revenue Recognition – Estimates in Variable Consideration for Active Pharmaceutical Ingredients Sales

As described in Notes 2 and 4 to the consolidated financial statements, the Company recognizes revenue from sales to its collaboration partners for the shipment of bulk drug product. The revenue from customers under these arrangements are accounted for as variable consideration, estimated at the time of sale using the expected value method. Revenue recognized under these arrangements was $8.9 million for the year ended December 31, 2020. Management applied significant judgment in estimating the variable consideration, which involved the use of significant assumptions such as (i) the future list price adjustments set by the Japanese Ministry of Health, Labour and Welfare, (ii) product mix, and (iii) timing of processing of active pharmaceutical ingredient (API) into bulk drug product.

The principal considerations for our determination that performing procedures relating to estimates in variable consideration for active pharmaceutical ingredients sales is a critical audit matter are the significant judgment by management in estimating the variable consideration, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the future list price adjustments, product mix and timing of processing of API into bulk drug product. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating the variable consideration, which included (a) evaluating the appropriateness of the expected value method, (b) evaluating the reasonableness of management’s significant assumptions related to future list price adjustments, product mix, and timing of processing of API into bulk drug product, and (c) testing the completeness, accuracy, and relevance of underlying data. Evaluating management’s assumption related to future list price adjustments involved evaluating whether the assumption was reasonable considering historical price list changes and industry data. Evaluating management’s assumptions related to product mix and timing of processing of API into bulk drug product involved evaluating whether the assumptions were reasonable considering current and historical manufacturing levels and mix and other external data.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2021

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$678,393	$126,266
Short-term investments	8,144	407,491
Accounts receivable, net ($4,127 and $4,845 from a related party)	41,883	28,455
Inventories	16,530	6,887
Prepaid expenses and other current assets ($889 and $125,210 from related parties)	10,160	133,391
Total current assets	755,110	702,490

Restricted time deposits	2,072	2,072
Long-term investments	244	61,118
Property and equipment, net	33,647	42,743
Finance lease right-of-use assets	29,606	39,602
Equity method investment in unconsolidated variable interest entity	2,728	—
Other assets	3,433	9,372
Total assets	$826,840	$857,397

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable ($1,118 and $0 to a related party)	$24,789	$6,088
Accrued and other current liabilities ($24 and $36,883 to a related party)	119,521	83,816
Deferred revenue ($2,907 and $249 to a related party)	6,547	490
Finance lease liabilities, current	12,330	12,351
Total current liabilities	163,187	102,745

Product development obligations	18,697	16,780
Deferred revenue, net of current ($4,636 and $125 to a related party)	138,474	99,449
Finance lease liabilities, non-current	25,391	37,610
Other long-term liabilities	39,642	65,407
Total liabilities	385,391	321,991

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2020 and 2019; 91,441 and 87,657 shares issued and outstanding at December 31, 2020 and 2019	914	877
Additional paid-in capital	1,399,774	1,300,725
Accumulated other comprehensive loss	(4,499)	(747)
Accumulated deficit	(974,011)	(784,720)
Total stockholders’ equity	422,178	516,135
Non-controlling interests	19,271	19,271
Total equity	441,449	535,406
Total liabilities, stockholders’ equity and non-controlling interests	$826,840	$857,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
License revenue (includes $14,323, $129,405 and $14,323 from a related party)	$14,323	$177,086	$22,269
Development and other revenue (includes $19,174, $29,393 and $20,903 from a related party)	80,592	114,115	125,913
Product revenue, net	72,498	1,700	—
Drug product revenue (includes $4,281, $(36,324) and $64,776 from a related party)	8,906	(36,324)	64,776
Total revenue	176,319	256,577	212,958

Operating costs and expenses:
Cost of goods sold	8,869	1,147	—
Research and development	252,924	209,265	235,839
Selling, general and administrative	106,406	135,479	63,812
Total operating costs and expenses	368,199	345,891	299,651
Loss from operations	(191,880)	(89,314)	(86,693)

Interest and other, net
Interest expense	(2,402)	(2,876)	(10,991)
Investment loss in unconsolidated variable interest entity	(202)	—	—
Interest income and other, net	5,553	15,548	11,568
Total interest and other, net	2,949	12,672	577

Loss before income taxes	(188,931)	(76,642)	(86,116)
Provision for income taxes	360	328	304
Net loss	$(189,291)	$(76,970)	$(86,420)

Net loss per share - basic and diluted	$(2.11)	$(0.89)	$(1.03)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	89,854	86,633	84,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(189,291)	$(76,970)	$(86,420)
Other comprehensive income (loss):
Foreign currency translation adjustments (Note 2)	(3,207)	331	771
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(545)	592	(7)
Other comprehensive income (loss), net of taxes	(3,752)	923	764
Comprehensive income (loss)	$(193,043)	$(76,047)	$(85,656)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
					(Note 2)
Balance at December 31, 2017	82,498,128	$825	$1,160,094	$(1,795)	$(630,657)	$19,271	$547,738
Impact of change in accounting principle upon adoption of ASU 2016-01 (Note 2)	—	—	—	(1,250)	1,250	—	—
Net loss	—	—	—	—	(86,420)	—	(86,420)
Change in unrealized gain or loss on investments	—	—	—	(7)	—	—	(7)
Foreign currency translation adjustments	—	—	—	771	—	—	771
Adjustment to issuance costs for Follow-on Offerings	—	—	11	—	—	—	11
Shares issued from stock plans, net of payroll taxes paid	2,933,974	29	14,206	—	—	—	14,235
Stock-based compensation	—	—	52,142	—	—	—	52,142
Balance at December 31, 2018	85,432,102	854	1,226,453	(2,281)	(715,827)	19,271	528,470
Impact of adoption of ASC 842 (Note 2)	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02 (Note 2)	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	(76,970)	—	(76,970)
Change in unrealized gain or loss on investments	—	—	—	592	—	—	592
Foreign currency translation adjustments	—	—	—	331	—	—	331
Shares issued from stock plans, net of payroll taxes paid	2,220,957	23	7,939	—	—	—	7,962
Warrants exercised	4,430	—	66	—	—	—	66
Stock-based compensation	—	—	66,267	—	—	—	66,267
Balance at December 31, 2019	87,657,489	877	1,300,725	(747)	(784,720)	19,271	535,406
Net loss	—	—	—	—	(189,291)	—	(189,291)
Change in unrealized gain or loss on investments	—	—	—	(545)	—	—	(545)
Foreign currency translation adjustments	—	—	—	(3,207)	—	—	(3,207)
Shares issued from stock plans, net of payroll taxes paid	3,783,144	37	26,329	—	—	—	26,366
Stock-based compensation	—	—	72,720	—	—	—	72,720
Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(189,291)	$(76,970)	$(86,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,678	11,147	6,562
Amortization of finance lease right-of-use assets	10,369	10,307	—
Net accretion of discount on investments	103	(3,667)	(42)
Unrealized loss (gain) on equity investments	—	(88)	1,120
Investment loss in unconsolidated variable interest entity	202	—	—
Loss (gain) on disposal of property and equipment	933	(42)	53
Stock-based compensation	72,720	66,267	52,142
Realized foreign currency gain	—	—	(1,074)
Realized loss (gain) on sales of available-for-sale securities	258	—	(87)
Changes in operating assets and liabilities:
Accounts receivable, net ($718, $42,365 and $(43,486) from a related party)	(11,973)	35,229	(55,232)
Inventories	(9,175)	(6,887)	—
Prepaid expenses and other current assets ($124,321, $(125,210) and $0 from a related party)	123,492	(128,598)	(129)
Other assets	6,843	(3,253)	1,090
Accounts payable ($1,118, $0 and $0 from a related party)	17,731	(3,051)	3,630
Accrued and other liabilities ($(36,859), $36,439 and $172 from a related party)	31,048	18,288	5,606
Deferred revenue ($7,169, $(3,137) and $(3,908) from a related party)	45,077	(49,941)	(5,031)
Lease obligations	—	—	32
Accrued interest for finance lease liabilities	(177)	194	—
Other long-term liabilities	(28,236)	52,360	1,636
Net cash provided by (used in) operating activities	81,602	(78,705)	(76,144)

Investing activities
Purchases of property and equipment	(3,994)	(5,762)	(8,020)
Payment made for investment in unconsolidated variable interest entity	(3,896)	—	—
Proceeds from equity transfer of unconsolidated variable interest entity	1,063	—	—
Proceeds from sale of property and equipment	—	7	184
Purchases of available-for-sale securities and term deposit	(8,192)	(411,299)	(576,880)
Proceeds from sales of available-for-sale securities	10,606	—	8,167
Proceeds from maturities of investments	456,900	537,072	54,426
Net cash provided by (used in) investing activities	452,487	120,018	(522,123)

Financing activities
Borrowings under capital lease obligations	—	—	49
Repayments of capital lease obligations	—	—	(6)
Repayments of finance lease liabilities	(12,620)	(11,925)	—
Repayments of lease obligations	(403)	(403)	(403)
Cash paid for payroll taxes on restricted stock unit releases	(11,463)	(12,750)	(15,612)
Proceeds from issuance of common stock	37,829	20,778	29,847
Net cash provided by (used in) financing activities	13,343	(4,300)	13,875
Effect of exchange rate change on cash and cash equivalents	4,695	(5)	(8)
Net increase (decrease) in cash and cash equivalents	552,127	37,008	(584,400)
Total cash and cash equivalents at beginning of period	126,266	89,258	673,658
Total cash and cash equivalents at end of period	$678,393	$126,266	$89,258

Supplemental cash flow information:
Interest payments	$135	$174	$218
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	884	460	276
Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$—	$24

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, connective tissue growth factor (“CTGF”) biology, and clinical development to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase  activity that has received marketing authorization in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. EVRENZO® (roxadustat) is also approved in Japan and Chile for the treatment of anemia associated with CKD in dialysis and non-dialysis patients.

The Company’s New Drug Application (“NDA”) filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was submitted in December 2019 to the U.S. Food and Drug Administration (“FDA”). In December 2020, the FDA extended the review period of the NDA by three months for FibroGen to submit additional analyses of existing roxadustat clinical data, and set a new Prescription Drug User Fee Act goal date of March 20, 2021. On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has not been set. As a result of this communication, we will not receive an approval decision by the PDUFA goal date. In Europe, the Marketing Authorization Application (“MAA”) filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted for regulatory review by the European Medicines Agency (“EMA”) in May 2020 and Astellas expects an approval decision by the EMA mid-2021.

Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 3 development in China for anemia associated with myelodysplastic syndromes. Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, an anti-CTGF human monoclonal antibody, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy.

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

On an ongoing basis, the Company re-evaluates the VIE assessment based on potential changes in facts and circumstances, including but not limited to, the shareholder loans to the entity and the execution of any future significant agreements between the entity and its shareholders and/or other third parties.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Prior to April 1, 2020, the functional currency of the Company’s subsidiary, FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), was the U.S. dollar. Accordingly, monetary assets and liabilities of FibroGen Beijing in the currencies other than U.S. dollar were remeasured using exchange rates in effect at the end of the period. Revenues and costs in its local currency, Renminbi Yuan (“CNY”), were remeasured using average exchange rates for the period, except for costs related to those balance sheet items that were remeasured using historical exchange rates. The resulting remeasurement gains and losses were included within interest income and other, net in the consolidated statements of operations as incurred.

On April 1, 2020, FibroGen Beijing adopted CNY as its functional currency based on reassessment of the primary economic operational environment of FibroGen Beijing that is mainly associated with its growing manufacturing and product sales activities conducted in CNY. As such, monetary assets and liabilities of FibroGen Beijing in currencies other than CNY are remeasured using exchange rates in effect at the end of the period. The assets and liabilities of FibroGen Beijing are translated to U.S. dollars at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. This change in FibroGen Beijing’s functional currency was accounted for prospectively from April 1, 2020, and the prior consolidated financial statements were not restated. The related currency translation adjustment was $1.3 million at April 1, 2020 upon adoption.

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

Concentration of Credit Risk

The Company is subject to risks associated with concentration of credit for cash and cash equivalents. Outside of short-term operating needs, the majority of cash on hand is invested in U.S. treasuries and money market funds. Any remaining cash is deposited with major financial institutions in the U.S., Finland, China and the Cayman Islands. At times, such deposits may be in excess of insured limits. The Company has not experienced any loss on its deposits of cash and cash equivalents. Included in current assets are significant balances of accounts receivable as follows:

	December 31,
	2020	2019
Astellas Pharma Inc. (“Astellas”)—Related party	10%	17%
AstraZeneca AB (“AstraZeneca”)	26%	81%

The Company started selling roxadustat in China since late 2019 through a growing number of pharmaceutical distributors located in China. As of December 31, 2019, the aggregate accounts receivable from distributors was immaterial. As of December 31, 2020, along with the growing roxadustat sales in China, the aggregate accounts receivable from distributors represented 64% of the consolidated accounts receivable, with no material balance from any individual distributor.

Other Risks and Uncertainties

The Company’s business is subject to risks and uncertainties, including those related to COVID-19 and the related shelter-in-place, stay-at-home and other similar governmental orders issued in response to the COVID-19 pandemic.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, obtaining second source suppliers, regulatory approval from the FDA or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less and that are used in the Company’s cash management activities at the date of purchase to be cash equivalents. Cash and cash equivalents also include money market accounts and various deposit accounts. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits as of December 31, 2020 and 2019 totaled $2.1 million and $2.1 million, respectively. As of December 31, 2020 and 2019, a total of $66.0 million and $11.9 million, respectively, of the Company’s cash and cash equivalents was held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

Investments

As of December 31, 2020, the Company’s investments consist of diversified bond funds and marketable equity investments. Those investments with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered short-term investments. Those investments with maturities greater than 12 months (365 days) from the balance sheet date are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Marketable equity securities are equity securities with readily determinable fair value, and are measured and recorded at fair value. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash equivalents, investments, receivables, accounts payable and accrued liabilities approximate fair value (refer to Note 5, Fair Value Measurements).

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the years ended December 31, 2020, 2019 and 2018 and the allowance for doubtful accounts as of December 31, 2020 and 2019 were immaterial.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out, or FIFO, basis. The cost of the Company’s inventories in China is determined using full absorption and standard costing method. The Company reviews the standard cost of raw materials, work-in-process and finished goods annually and more often as appropriate to ensure that its inventories approximate current actual cost. The cost of the Company’s inventories in the U.S. uses actual costs to determine its cost basis. The cost of inventories includes direct material cost, direct labor and manufacturing overhead.

When the technical feasibility of the Company’s future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. A number of factors are considered, including the status in the validation process in significant jurisdictions, regulatory application and approval process, and terms and condition for future sale of such inventory or future alternative use. The pre-launch inventory cost includes purchase cost of raw materials, cost paid to contract manufacturers for inventory manufacturing, freight and custom charges, and certain direct internal labor and overhead expenses.

The Company periodically reviews its inventories to identify obsolete, slow-moving, excess or otherwise unsaleable items. If obsolete, excess or unsaleable items are observed and there are no alternate uses for the inventory, an inventory valuation adjustment is recorded through a charge to cost of goods sold on the Company’s consolidated statements of operations. The establishment of inventory valuation reserves, together with the calculation of the amount of such reserves, requires judgment including consideration of many factors, such as estimates of future product demand and product expiration period, among others.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s impairment of long-lived assets for the years ended December 31, 2020, 2019 and 2018 were immaterial.

Revenue Recognition

Revenues under collaboration agreements

The Company’s collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. The Company’s process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 4, Collaboration Agreements and Revenues. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

The Company has identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more details in Note 4, Collaboration Agreements and Revenues.

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

The transaction price for each collaboration agreement is determined based on the amount of consideration the Company expects to be entitled for satisfying all performance obligations within the agreement. The Company’s collaboration agreements include payments to the Company of one or more of the following: non-refundable upfront license fees; co-development billings; development, regulatory, and commercial milestone payments; payments from sales of active pharmaceutical ingredient (“API”); payments from sales of bulk drug product and royalties on net sales of licensed products.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of the Company’s significant judgments is outlined in Note 4, Collaboration Agreements and Revenues.

For each performance obligation identified within an arrangement, the Company determines the period over which the promised services are transferred and the performance obligation is satisfied. Service revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation.

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas, and is recognized when the Company fulfills the shipment obligations. The drug product revenue is accounted for as variable consideration, estimated at the time of sale using the expected value method. The Company applies significant judgment in estimating the variable consideration, which involves the use of significant assumptions such as the future list price adjustments set by the Japanese Ministry of Health, Labour and Welfare, product mix, and timing of processing of API into bulk drug product.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial launch in Japan. The drug product revenue represents variable consideration and is estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk drug product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the Europe Agreement with Astellas, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. The drug product revenue amount represents variable consideration and was estimated based on the quantity of product shipped and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by Astellas from the end sale of roxadustat in its approved territories.

In 2020, the Company entered into Commercial Supply Agreement under the U.S./RoW Agreement with AstraZeneca to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The drug product revenue amount represents variable consideration and was estimated based on the quantity of product shipped and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by AstraZeneca from the end sale of roxadustat in its approved territories.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. The Company reviews new information that may affect its variable consideration estimate at every reporting period and record revenue adjustment, if certain and material. Actual amounts of consideration ultimately received in the future may differ from the Company’s estimates, for which the Company will adjust these estimates and affect the drug product revenue in the period such variances become known. The amount constrained as of December 31, 2020 was $6.0 million related to the drug product shipment to Astellas under the Europe Agreement in the fourth quarter of 2020.

As each of the Company’s collaboration agreements provide for annual true up to the considerations paid for its commercial supplies, the Company will re-evaluate the transaction price in each reporting period and record adjustment to revenue as uncertain events are resolved or other changes in circumstances occur.

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

•	Sales return: Distributors can request to return product to the Company only due to quality issues or for product purchased within one year prior to the product’s expiration date; and
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

The above rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible and in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the liability for rebates and discounts are presented as reductions of gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The distributor’s legal right of offset is calculated at the individual distributor level.

Research and Development Expenses

Research and development expenses consist of independent research and development costs and the gross amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. All research and development costs are expensed as incurred.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes and for deferred tax assets and liabilities, and any valuation allowances recorded against the Company’s deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

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

During 2020, the Company transferred certain intellectual property rights relating to its Chinese business between its wholly owned subsidiaries that are based in different tax jurisdictions. Refer to Note 13, Income Taxes, for more information. The establishment of a deferred tax asset from the intra-entity transfer of intangible assets required the Company to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred, which include but are not limited to, its expectations of discount rate, revenue volume and price. The accuracy of these estimates could be affected by unforeseen events or actual results, and the sustainability of the Company’s future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Company adopted the lease guidance under ASC 842 as of January 1, 2019, using the modified retrospective transition method, through a cumulative-effect adjustment. The adoption of this guidance resulted in a reduction of $8.7 million to the Company’s accumulated deficit and also impacted various balance sheet line items in its consolidated balance sheet as of January 1, 2019 upon adoption. The adoption of this guidance did not have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach, with a reduction of $0.6 million to its accumulated other comprehensive loss and an increase of $0.6 million to its accumulated deficit as of January 1, 2019 upon adoption. The adoption of this guidance had no impact to the Company’s consolidated statement of operations or consolidated statement of cash flows for the year ended December 31, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10). The Company adopted this guidance as of January 1, 2018 using the modified retrospective approach, with an increase of $1.3 million to its accumulated other comprehensive loss and a reduction of $1.3 million to its accumulated deficit as of January 1, 2018 upon adoption. The adoption of this guidance had no impact to the Company’s consolidated statement of cash flows for the year ended December 31, 2018.

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to LIBOR. The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the year ended December 31, 2020 and is currently evaluating the impact on its consolidated financial statements and related disclosures upon adoption of this guidance.

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
3.	Acquisition and Variable Interest Entity

On July 8, 2020, FibroGen Cayman, FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”) and AstraZeneca entered into an amendment, effective July 1, 2020, to the collaboration agreement for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”), relating to the development and commercialization of roxadustat in China (the “China Amendment”).

The China Amendment provides for the establishment of a jointly owned entity that will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. To prepare for the establishment of this jointly owned entity, in July 2020, FibroGen Beijing acquired 100% of the outstanding shares of Beijing Kangda Yongfu Pharmaceutical Co., LTD (“Kangda”) in exchange for cash consideration of CNY15.0 million (approximately $2.1 million). The purpose of the acquisition was to acquire a distribution license owned by Kangda for commercializing and distributing roxadustat in China. FibroGen Beijing continues to hold all of the regulatory licenses issued by China regulatory authorities and continues to be primarily responsible for regulatory, clinical, manufacturing, medical affairs and pharmacovigilance. The transaction costs related to the execution of the acquisition, primarily legal expenses, totaled CNY5.0 million and were shared equally with AstraZeneca. Therefore, the acquisition costs for FibroGen Beijing were CNY2.5 million (approximately $0.4 million).

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

In addition, based on the shareholders’ resolutions of Falikang, in December 2020, FibroGen Beijing made cash contribution of CNY8.9 million (approximately $1.4 million) to Falikang, representing 51.1% of Falikang’s registered capital of CNY17.5 million. AstraZeneca completed its cash contribution of 48.9% of Falikang’s registered capital in December 2020 as well.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity for roxadustat and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion while AstraZeneca meets both the power and economic criteria under ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE. As a result, the Company accounted for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s consolidated financial statements. Accordingly, The Company recorded its total investments in Falikang of CNY19.2 million (approximately $2.8 million), which is the total of the 51.1% of Falikang’s equity and the acquisition costs, as an investment in unconsolidated subsidiary in other assets in the consolidated balance sheet. In addition, the Company recognized its proportionate share of the reported profits or losses of Falikang, beginning September 15, 2020, as other income (loss) in the consolidated statement of operations, and as an adjustment to its investment in unconsolidated subsidiary in the consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may be required to provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

The Company’s equity method investment in Falikang was as follows for the year ended December 31, 2020 (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2019	Additions	Share of Net Loss	Currency Translation	Balance at December 31, 2020
Falikang	51.1%	$—	$2,825	$(202)	$105	$2,728

Falikang is considered as a related party to the Company. See Note 14, Related Party Transactions, for related disclosures.

On an ongoing basis, the Company will re-evaluate the VIE assessment based on changes in facts and circumstances, including but not limited to, the shareholder loans received by Falikang and the execution of any future significant agreements between Falikang and its shareholders and/or other third parties.

The Company will assess the impairment of its equity method investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.
4.	Collaboration Agreements and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by the Japanese Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch. The aggregate amount of the considerations received under the Japan Agreement, through December 31, 2020 totals $105.1 million, excluding drug product revenue that is discussed separately below.

During the fourth quarter of 2020, the Japanese Ministry of Health, Labour and Welfare approved EVRENZO® (roxadustat) for the treatment of anemia of CKD in adult patients not on dialysis. This approval triggered a $15.0 million milestone payable to the Company by Astellas under the Japan Agreement. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the fourth quarter of 2020, substantially all of which was recognized as revenue during the year ended December 31, 2020 from performance obligations satisfied or partially satisfied.

In September 2019, the Japanese Ministry of Health, Labour and Welfare approved EVRENZO® (generic name: roxadustat; tradename EVRENZO® in Japan) for the treatment of anemia associated with CKD in dialysis patients. This approval triggered a $12.5 million milestone payable to the Company by Astellas under the Japan Agreement. Accordingly, the consideration of $12.5 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Japan Agreement in the third quarter of 2019, substantially all of which was recognized as revenue during the year ended December 31, 2019 from performance obligations satisfied or partially satisfied.

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

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial launch in Japan. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The Company fulfilled shipment obligations under the term of the Japan Amendment in the second quarter of 2020 and in 2018. The related drug product revenue, as described in details under Drug Product Revenue section below, were $4.3 million, $(36.3) million and $64.8 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of the considerations received under the Europe Agreement through December 31, 2020 totals $540.0 million, excluding drug product revenue that is discussed separately below.

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiovascular event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for an MAA submission to the EMA in the second quarter of 2020, following the Company’s NDA submission to the FDA that was accepted for review in February 2020. The Company evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during the year ended December 31, 2019 and $0.8 million was recognized as revenue during the year ended December 31, 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments are billable to Astellas upon the submission of an MAA, therefore this $130.0 million was an unbilled contract asset as of December 31, 2019, and billed to Astellas upon the submission of an MAA in the second quarter of 2020 with the total $130.0 million received during the same quarter.

In the fourth quarter of 2018, the Company was engaged in the final stages of review with its partners over the proposed development of roxadustat for the treatment of chemotherapy-induced anemia (“CIA”). AstraZeneca and Astellas approved the program in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50-50 between the Company’s two partners. For revenue recognition purposes, the Company concluded that this new indication represents a modification to the Europe agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA under the Europe Agreement is estimated to continue through the second quarter of 2024 to allow for development of this indication.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. The Company fulfilled a shipment obligation under the term of the Europe Amendment in the fourth quarter of 2020, as described in details under Drug Product Revenue section below.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of the considerations received under the U.S./RoW Agreement through December 31, 2020 totals $439.0 million, excluding drug product revenue that is discussed separately below.

Under the U.S./RoW Agreement, the Company and AstraZeneca will share equally in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached in 2015). Development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) are fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for shipment of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The Company evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the combined arrangement in the second quarter of 2019, of which $42.4 million was recognized as revenue during the year ended December 31, 2019 and $0.6 million was recognized as revenue during the year ended December 31, 2020, from performance obligations satisfied or partially satisfied. The Company submitted such NDA in December 2019, which was accepted by FDA in February 2020. According to the U.S/RoW Agreement, this milestone payment is billable to AstraZeneca when the NDA is accepted by the FDA, therefore this $50.0 million was an unbilled contract asset as of December 31, 2019, and was billed during the first quarter of 2020, the payment of which was fully received in April 2020.

As mentioned above, AstraZeneca and Astellas approved the development of roxadustat for the treatment of CIA in December 2018 and January 2019, respectively. Costs associated with the development of this indication are expected to be shared 50/50 between AstraZeneca and Astellas. In addition, in December 2018, anemia of chronic inflammation and multiple myeloma was approved for development by AstraZeneca and is expected to be fully funded by them. For revenue recognition purposes, the Company concluded that the addition of these new indications represents a modification to the collaboration agreements and will be accounted for separately, meaning the development costs associated with the new indications are distinct from the original development costs. The development service period for roxadustat for the treatment of CIA, anemia of chronic inflammation and multiple myeloma under the AstraZeneca agreements is estimated to continue through the end of 2024, to allow for development of these additional indications.

In 2020, the Company entered into Commercial Supply Agreement under the U.S./RoW Agreement with AstraZeneca to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to AstraZeneca as pre-commercial supply for process validation purposes during the year ended December 31, 2020 and recognized related drug product revenue of $4.6 million, as described in details under Drug Product Revenue section below.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in the third quarter of 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development. The aggregate amount of the considerations received under the China Agreement through December 31, 2020 totals $77.2 million.

In December 2019, roxadustat has been included on the updated NRDL released by China’s National Healthcare Security Administration for the treatment of anemia in CKD, covering patients who are non-dialysis dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to the Company by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the combined arrangement, of which $18.7 million was recognized as revenue during the year ended December 31, 2019. The Company continued to recognize related revenue during the year ended December 31, 2020, from performance obligations satisfied or partially satisfied, and the amount was not material. This milestone payment was received during the first quarter of 2020.

On December 17, 2018, FibroGen Beijing, received marketing authorization from the NMPA for roxadustat, a first-in-class HIF prolyl hydroxylase inhibitor, for the treatment of anemia caused by CKD in patients on dialysis. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. On December 29, 2018, FibroGen Beijing received First Manufacturing Approval for a Product in the Field in the Territory, which allows production for Phase 4 clinical studies, patients’ early experience programs, donation programs, as well as to supply products for testing and assessments required prior to launch. This approval triggered a $6.0 million milestone payable to the Company by AstraZeneca. Approximately $9.9 million of the total $12.0 million milestone payables was recognized as revenue during the year ended December 31, 2018. The Company continued to recognize related revenues during the years ended December 31, 2019 and 2020, from performance obligations satisfied or partially satisfied, and the amounts were not material.

China Amendment

On July 8, 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into the China Amendment, effective July 1, 2020, relating to the development and commercialization of roxadustat in China. While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes were made.

Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which will perform roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. See Note 3, Acquisition and Variable Interest Entity, for details.

In accordance with the China Amendment, the Company is currently in the interim period. Under the China Amendment, the interim period is defined as the period from April 1, 2020 to the time when Falikang is fully operational, which commenced in January 2021. During the interim period, FibroGen continues to sell product directly to the distributors, who remain as the Company’s customers. Under the China Amendment, the calculation for profit or loss share has changed related to sales of roxadustat in China for the period from April 1, 2020 onwards. With effect from April 1, 2020, the Parties have changed the method under which commercial expenses incurred by AstraZeneca are calculated and billed. AstraZeneca’s co-promotion expenses for their sales and marketing efforts are now subject to a cap of a percentage of net sales. Once AstraZeneca has been fully reimbursed for their sales and marketing costs under the cap, AstraZeneca will bill the co-promotion expenses based on actual costs on a prospective basis. In addition, the China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

Once Falikang is fully operational, substantially all direct product sales will be made by Falikang while the Company continues to sell product directly in few provinces in China. AstraZeneca will bill the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. In addition, FibroGen Beijing will sell commercial product to Falikang based on an agreed upon transfer price. Development costs will continue to be shared 50/50 between the Parties.

As a result, the interim period primarily includes the following activities:

•

Co-promotion expenses: The China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the previous China Agreement, payment of these historical co-promotion expenses was subject to certain profitability and cash flow thresholds. No amount of the historical co-promotion costs had been paid prior to the China Amendment as these thresholds had not yet been met. Under the China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, the Company reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. The co-promotion expenses for the year ended December 31, 2020, capped at a percentage of net roxadustat sales in China, were $27.2 million, included in the selling, general and administrative expenses. After this adjustment, as of December 31, 2020, $16.9 million and $11.5 million of the recalculated accrued co-promotion expenses were recorded in accounts payable and accrued liabilities, respectively, as they were anticipated to be paid within the next 12 months; and $27.4 million of the recalculated accrued co-promotion expenses adjusted under the China Amendment remained in the long-term liabilities, as it is not anticipated to be paid within the next 12 months.

•

Profit share: Profit/loss share between FibroGen Beijing and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the China Agreement. Based on the calculation revised under the China Amendment, profit was achieved during the third and fourth quarter of 2020. As a result, the Company recorded a profit share liability of $7.0 million to AstraZeneca as of December 31, 2020 in the accrued and other current liabilities, which correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Agreement.

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

As of December 31, 2020, the transaction price for the Japan Agreement, excluding manufacturing services that is discussed separately below, included $40.1 million of non-contingent upfront payments, $65.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $11.7 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement, excluding manufacturing services that is discussed separately below, included $320.0 million of non-contingent upfront payments, $220.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $225.9 million of variable consideration related to co-development billings.

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

For the technology license under the Japan Agreement and the Europe Agreement, SSP was determined primarily by using the discounted cash flow (“DCF”) method, which aggregates the present value of future cash flows to determine the valuation as of the effective date of each of the agreements. The DCF method involves the following key steps: 1) the determination of cash flow forecasts and 2) the selection of a range of comparative risk-adjusted discount rates to apply against the cash flow forecasts. The discount rates selected were based on expectations of the total rate of return, the rate at which capital would be attracted to the Company and the level of risk inherent within the Company. The discounts applied in the DCF analysis ranged from 17.5% to 20.0%. The Company’s cash flow forecasts were derived from probability-adjusted revenue and expense projections by territory. Such projections included consideration of taxes and cash flow adjustments. The probability adjustments were made after considering the likelihood of technical success at various stages of clinical trials and regulatory approval phases. SSP also considered certain future royalty payments associated with commercial performance of the Company’s compounds, transfer prices and expected gross margins.

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

(2)

Co-development services (Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period. Co-development services are expected to continue over the development period that is currently estimated to continue through the end of 2021. In addition, the Company concluded that the new indication related to CIA approved in January 2019 represents a modification to the Europe agreements at that time and will be accounted for separately, for which the development service period is estimated to continue through the second quarter of 2024. There was no provision for co-development services in the Japan Agreement.

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

Items (2)-(5) are bundled into a single performance obligation that is distinct given the fact that all are highly interrelated during the development period (pre-commercial phase of development) such that satisfying them independently is not practicable. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period.

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

Under the Japan Amendment the drug product revenue represents variable consideration and is estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk drug product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the Europe Agreement, the drug product revenue amount represents variable consideration and is estimated based on the quantity of product shipped and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by Astellas from the end sale of roxadustat in its approved territories.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. The Company reviews new information that may affect its variable consideration estimate at every reporting period and records an adjustment to revenue, if certain and material. Actual amounts of consideration ultimately received in the future may differ from the Company’s estimates, for which the Company will adjust these estimates and affect the drug product revenue in the period such variances become known.

As each of the agreements provides for annual true up to the considerations paid for its commercial supplies, the Company will re-evaluate the transaction price in each reporting period and record adjustment to revenue as uncertain events are resolved or other changes in circumstances occur.

Accounting for the AstraZeneca Agreements

The Company evaluated whether the U.S./RoW Agreement and the China Agreement should be accounted for as a single or separate arrangements and concluded that the agreements should be accounted for as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. The key points the Company considered in reaching this conclusion are as follows:

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

Accordingly, as the agreements are being accounted for as a single arrangement, upfront and other non-contingent consideration received and to be received has been and will be pooled together and allocated to each of the performance obligations in both the U.S./RoW Agreement and the China Agreement based on their relative SSPs.

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

As of December 31, 2020, the transaction price for the U.S./RoW Agreement and the China Agreement, excluding manufacturing services that is discussed separately below, included $402.2 million of non-contingent upfront payments, $114.0 million of variable consideration related to payments for milestones considered probable of being achieved, $564.9 million of variable consideration related to co-development billings, offset by $7.0 million of variable consideration related to profit share under the China Amendment.

For the AstraZeneca agreements, the Company allocated the transaction price to the various performance obligations based on the relative SSP of each performance obligation, with the exception of co-development billings and commercial sale of product. Co-development billings under the U.S./RoW Agreement were allocated entirely to the U.S./RoW co-development services performance obligation, and co-development billings under the China Agreement were allocated entirely to the combined performance obligation under the China Agreement. Commercial sale of product under the U.S./ROW Agreement is entirely allocated to the manufacturing commercial supply of products performance obligation, and commercial sale of product under the China Agreement is allocated entirely to the combined China performance obligation.

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

(2)

Co-development services. This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. Co-development services are expected to continue over the development period that is currently estimated to continue through the end of the first quarter of 2021. In addition, the Company concluded that the addition of the new indications related to CIA, anemia of chronic inflammation and multiple myeloma approved during the fourth quarter of 2018 represents a modification to the collaboration agreements and will be accounted for separately, for which the joint development service period is estimated to continue through the end of 2024.

(3)

Manufacturing of clinical supplies of products. This promise is satisfied as supplies for clinical product are delivered for use in the Company’s clinical trial programs during the development period, or pre-commercialization period.

(4)	Information sharing and committee service. These promises are satisfied throughout the course of the agreement as services are provided.

Items (2)-(4) are bundled into a single performance obligation that is distinct given the fact that all are highly interrelated during the development period (pre-commercial phase of development) such that delivering them independently is not practicable. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period.

(5)

Manufacturing commercial supplies of products. This promise is distinct as services are not interrelated with any of the other performance obligations. Revenue is recognized as supplies are shipped for commercial use during the commercialization period. The drug product revenue amount represents variable consideration and is estimated based on the quantity of product shipped and an estimated price for each individual purchase order. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price, which is estimated to be realized by AstraZeneca from the end sale of roxadustat in its approved territories.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. The Company reviews new information that may affect its variable consideration estimate at every reporting period and records an adjustment to revenue, if certain and material. Actual amounts of consideration ultimately received in the future may differ from the Company’s estimates, for which the Company will adjust these estimates and affect the drug product revenue in the period such variances become known.

As the agreement provides for an annual true up to the considerations paid for its commercial supplies, the Company will re-evaluate the transaction price in each reporting period and record an adjustment to revenue as uncertain events are resolved or other changes in circumstances occur.

China Agreement:

The promised services that were analyzed are consistent with the U.S./RoW Agreement, except for license to the Company’s technology existing at the effective date of the agreement, described as follows:

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

For the China Agreement, the Company retained manufacturing rights as an essential part of a strategy to pursue domestic regulatory pathway for product approval which requires the regulatory licensure of the manufacturing facility in order to commence commercial shipment. The prospects for the collaboration as a whole would have been substantially different had manufacturing rights been provided to AstraZeneca. We hold the rights to manufacture commercial drug product in China. Therefore, AstraZeneca cannot benefit from the license on its own or together with other readily available resources. Accordingly, all the promises identified, including the license, co-development services and manufacturing of commercial supplies,, under the China Agreement have been bundled into a single performance obligation and amounts of the transaction price allocable to this performance obligation are deferred until control of the manufactured commercial drug product has begun to transfer to AstraZeneca.

In accordance with the China Amendment, once Falikang is fully operational, which commenced in January 2021, substantially all product sales will be made by Falikang directly to the distributors in China, while the Company continues to sell directly in few provinces in China. Revenue will be recognized upon the transfer of control of commercial drug product to Falikang. For the Company’s direct sales of commercial drug product, revenue will be recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the product.

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

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2020	2019	2018
Japan	License revenue	$14,323	$11,935	$14,323
	Development revenue	$1,220	$1,222	$2,400

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through December 31, 2020	Deferred Revenue at December 31, 2020	Total Consideration Through December 31, 2020
License	$100,347	$—	$100,347
Development revenue	16,350	130	16,480
Total license and development revenue	$116,697	$130	$116,827

The revenue recognized under the Japan Agreement for the year ended December 31, 2020 included an increase of $15.1 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The Company does not expect material variable consideration from estimated future co-development billing beyond development period in the transaction price related to the Japan Agreement.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2020	2019	2018
Europe	License revenue	$—	$117,470	$—
	Development revenue	$17,954	$28,172	$18,503

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through December 31, 2020	Deferred Revenue at December 31, 2020	Total Consideration Through December 31, 2020
License	$487,951	$—	$487,951
Development revenue	248,962	1,429	250,391
Total license and development revenue	$736,913	$1,429	$738,342

The revenue recognized under the Europe Agreement for the year ended December 31, 2020 included an increase in revenue of $1.5 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $27.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as license revenue and development revenue under the U.S./RoW and China Agreements with AstraZeneca were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2020	2019	2018
U.S. / RoW and China	License revenue	$—	$47,681	$7,946
	Development revenue	61,508	84,629	104,970
	China performance obligation	$(90)	$90	$—

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through December 31, 2020	Deferred Revenue at December 31, 2020		Total Consideration Through December 31, 2020
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	554,775	2,276		557,051
China performance obligation	—	137,338		137,338
Total license and development revenue	$896,619	$139,614	*	$1,036,233

*

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of December 31, 2020, deferred revenue included $137.5 million related to the U.S./RoW and China Agreement, which represents the net of $139.6 million of deferred revenue presented above and a $2.1 million unbilled co-development revenue under the China Amendment with AstraZeneca.

The revenue recognized under the U.S./RoW Agreement and China Agreement for the year ended December 31, 2020 included a reduction in revenue of $2.9 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $37.9 million of variable consideration from estimated future co-development billing. The amount allocated to the U.S./RoW Agreement is expected to be recognized over the remaining development service period. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang.

Product Revenue, Net

Product revenue from roxadustat commercial sales in China is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of various sales rebates and discounts. Product revenue, net was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Gross revenue	$89,027	$2,803
Price adjustment	—	(936)
Non-key account hospital listing award	(9,325)	—
Contractual sales rebate	(6,189)	(149)
Other discounts and rebates	(923)	(18)
Sales return	(92)	—
Product revenue, net	$72,498	$1,700

In the second quarter of 2020, the Company amended the agreement with its pharmaceutical distributors, which triggered accounting modifications particularly related to the non-key account hospital listing award. For the year ended December 31, 2020, the non-key account hospital listing award was $9.3 million, which was recorded as a reduction to the revenue and calculated based on eligible non-key account hospital listings to date achieved by each distributor with certain requirements met during the period.

For the year ended December 31, 2020 and 2019, the contractual sales rebate was $6.2 million and $0.1 million, respectively, which were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. All other rebates and discounts, including sales return allowance were immaterial for the periods presented.

For the year ended December 31, 2019, a $0.9 million of price adjustment was recorded based on government-listed price guidance and estimated channel inventory levels.

The rebates and discounts that the Company’s pharmaceutical distributors have earned are eligible to be applied against future sales orders, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The distributor’s legal right of offset is calculated at the individual distributor level. The following table includes a roll-forward of the related contract liabilities (in thousands):

	Balance at December 31, 2019	Additions	Deduction	Currency Translation and Other	Gross Contract Liabilities Balance	Balance Presented Net Against Accounts Receivable	Balance at December 31, 2020
Product revenue - Contract liabilities	$(1,102)	$(16,497)	$2,184	$(270)	$(15,685)	$548	$(15,137)

As of December 31, 2020, the total rebates and discounts as reductions to gross accounts receivable was $0.5 million, and the total contract liabilities was $15.1 million, which was included in accrued and other current liabilities in the consolidated balance sheet.

The reductions to gross accounts receivable, including the above-mentioned contra-accounts receivable items related to product revenue, totaled $0.8 million and $1.1 million as of December 31, 2020 and 2019, respectively.

Drug Product Revenue

Drug product revenue was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Astellas	$4,281	$(36,324)	$64,776
AstraZeneca	4,625	—	—
Drug product revenue	$8,906	$(36,324)	$64,776

The Company fulfilled all the shipment obligations under the term of the Japan Amendment during the year ended December 31, 2018, and recognized the related product revenue of $64.8 million in the same period based on a transaction price that was subject to potential future adjustments, which represented a form of variable consideration.

A change in estimated variable consideration incurred in 2019 related to the above API shipments in 2018, at the time the actual listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare, which resulted in a total difference of $36.3 million between the estimated and the actual listed price and yield from the manufacture of bulk product tablets.

In addition, during the year ended December 31, 2020, the Company recorded another $4.0 million reduction to drug product revenue related to the above API shipments, due to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas at March 31, 2020 adjusted to reflect the updated listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the second quarter of 2020, the Company fulfilled shipment obligations under the term of Japan Amendment with Astellas, and recognized related drug product revenue of $8.2 million in the same period.

During the fourth quarter of 2020, the Company shipped bulk drug product from process validation supplies for commercial purposes under the term of the Europe Agreement with Astellas. The Company constrained the consideration from this shipment due to a high degree of uncertainty associated to the final consideration. As a result, the Company recorded $1.4 million as current deferred revenue and $4.6 million as long-term deferred revenue as of December 31, 2020. The deferred revenue will be recognized as and when uncertainty is resolved. The following table includes a roll-forward of the related contract liabilities (in thousands):

	Balance at December 31, 2019	Additions	Balance at December 31, 2020
Drug product revenue - Astellas - contract liabilities	$—	$(5,984)	$(5,984)

During the year ended December 31, 2020, the Company shipped bulk drug product to AstraZeneca as pre-commercial supply for process validation purposes, under the term of Commercial Supply Agreement under the U.S./RoW Agreement with AstraZeneca, and recognized drug product revenue of $4.6 million.

Other Revenues

Other revenues consist primarily of collagen material sold for research purposes. Other revenues were immaterial for each of the three years ended December 31, 2020.

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

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial drug product is transferred to AstraZeneca. As of December 31, 2020, approximately $3.5 million of the deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.
5.	Fair Value Measurements

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Bond and mutual funds	$—	$8,144	$—	$8,144
Equity investments	244	—	—	244
Money market funds	590,347	—	—	590,347
Total	$590,591	$8,144	$—	$598,735

	December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. treasury notes and bills	$347,383	$80,123	$—	$427,506
Bond and mutual funds	10,816	—	—	10,816
Equity investments	255	—	—	255
Money market funds	85,551	—	—	85,551
Certificate of deposit	—	30,032	—	30,032
Total	$444,005	$110,155	$—	$554,160

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels for the years ended December 31, 2020 and 2018. During the fourth quarter of 2019, there was a $29.8 million transfer of assets from Level 1 to Level 2 as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

The fair values of the Company’s financial liabilities that are carried at historical cost are as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,141	$1,141

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Lease obligations	$—	$—	$1,544	$1,544

The fair value of the Company’s financial liabilities were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows.

There were no transfers of liabilities between levels for the years ended December 31, 2020, 2019 and 2018.

6.	Leases

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

The Company currently has six additional real estate leases for office spaces in Shanghai and Beijing, China, which are treated as operating leases. These leases have lease terms ranging from two to three years, expiring in 2023. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements in China and U.S. for office equipment, scientific devices and automobile leases, with contracted lease terms ranging from two to four years, treated as finance leases or operating leases, respectively.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Line Item	2020	2019
Assets
Finance:
Right-of-use assets - cost		$50,477	$49,909
Accumulated amortization		(20,871)	(10,307)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	29,606	39,602
Operating:
Right-of-use assets - cost		3,934	2,736
Accumulated amortization		(1,891)	(805)
Operating lease right-of-use assets, net	Other assets	2,043	1,931
Total lease assets		$31,649	$41,533

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,330	$12,351
Operating lease liabilities	Accrued and other current liabilities	1,188	983
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	25,391	37,610
Operating lease liabilities	Other long-term liabilities	853	942
Total lease liabilities		$39,762	$51,886

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Line Item	2020	2019
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$10,369	$10,307
Interest on lease liabilities	Interest expense	1,932	2,373
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	1,151	891
Sublease income	Selling, general and administrative expenses	(1,201)	(1,385)
Total lease cost		$12,251	$12,186

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$951	$914
Operating cash flows from finance leases	1,896	2,196
Financing cash flows from finance leases	12,620	11,925
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	662	49,909
Operating leases	$1,072	$2,736

Lease term and discount rate were as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Finance leases	2.9	3.6
Operating leases	1.8	2.1
Weighted-average discount rate:
Finance leases	4.39%	4.42%
Operating leases	4.74%	4.75%

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2021	$13,689	$1,142
2022	13,886	839
2023	12,526	143
Total future lease payments	40,101	2,124
Less: Interest	(2,380)	(83)
Present value of lease liabilities	$37,721	$2,041

7.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2020	2019
Cash	$88,046	$40,715
Money market funds	590,347	85,551
Total cash and cash equivalents	$678,393	$126,266

Investments

The Company’s investments consist of available-for-sale debt investments, marketable equity investments, term deposit and certificate of deposit. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Bond and mutual funds	$8,147	$—	$(3)	$8,144
Equity investments	125	119	—	244
Total investments	$8,272	$119	$(3)	$8,388

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury notes and bills	$426,995	$536	$(25)	$427,506
Certificates of deposit	30,000	32	—	30,032
Bond and mutual funds	10,730	86	—	10,816
Equity investments	125	130	—	255
Total investments	$467,850	$784	$(25)	$468,609

The contractual maturities of the available-for-sale investments were as follows (in thousands):

December 31, 2020
Within one year - Bond and mutual funds	$8,144
Equity investments	244
Total investments	$8,388

The Company periodically reviews its available-for-sale investments and term deposit for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three years ended December 31, 2020, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$2,303	$325
Work-in-progress	8,114	2,264
Finished goods	6,113	4,298
Total inventories	$16,530	$6,887

The Company started capitalizing inventory costs in June 2019 when FibroGen Beijing began productions of roxadustat for commercial sales purposes. The Company started capitalizing pre-launch inventory costs in the U.S. the second quarter of 2020 prior to regulatory approval. As of December 31, 2020, pre-launch inventory capitalized was 29% of the total inventory balance. The provision to write-down excess and obsolete inventory was nominal for the years ended December 31, 2020 and 2019.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Unbilled contract assets	$2,147	$180,000
Deferred revenues from associated contracts	(2,147)	(54,790)
Net unbilled contract assets	—	125,210
Prepaid assets	8,353	6,464
Other current assets	1,807	1,717
Total prepaid expenses and other current assets	$10,160	$133,391

The unbilled contract assets as of December 31, 2020 were related to unbilled co-development revenue under the China Amendment with AstraZeneca. The unbilled contract assets as of December 31, 2019 were related to two regulatory milestones totaling $130.0 million under the Europe Agreement with Astellas associated with the planned MAA submission in Europe, and a $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission in the U.S., which was submitted in December 2019 and accepted for review in February 2020. See Note 4, Collaboration Agreements and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$102,006	$101,548
Laboratory equipment	18,143	17,329
Machinery	8,312	8,217
Computer equipment	9,545	8,399
Furniture and fixtures	6,128	5,822
Construction in progress	760	1,792
Total property and equipment	$144,894	$143,107
Less: accumulated depreciation	(111,247)	(100,364)
Property and equipment, net	$33,647	$42,743

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $11.7 million, $11.1 million, and $6.6 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Preclinical and clinical trial accruals	$44,113	$16,279
API product price adjustment	—	36,324
Payroll and related accruals	22,800	19,784
Contract liabilities to pharmaceutical distributors	15,137	—
Accrued co-promotion expenses - current	11,537	—
Roxadustat profit share to AstraZeneca	7,007	—
Property taxes and other	5,970	2,044
Professional services	4,869	4,842
Other	8,088	4,543
Total accrued and other current liabilities	$119,521	$83,816

The API product price adjustment of $36.3 million accrued as of December 31, 2019 was related to the change in estimated variable consideration of API product at the time the roxadustat listed price was issued by the Japanese Ministry of Health, Labour and Welfare in the fourth quarter of 2019. This amount was fully paid during the first quarter of 2020. Refer to Note 4, Collaboration Agreements and Revenues, for details.

On July 8, 2020, the Parties entered into an amendment to the China Agreement, relating to the development and commercialization of roxadustat in China, which revised, among other things, the arrangements and calculation of the estimated co-promotion expenses payable to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China. As a result, the previously accrued long-term co-promotion expenses were significantly reduced during the third quarter of 2020. $11.5 million of the recalculated accrued co-promotion expenses is anticipated to be paid within the next 12 months, therefore was recorded as a current liability as of December 31, 2020.

The profit share liability of $7.0 million to AstraZeneca as of December 31, 2020 represented the profit/loss share between FibroGen Beijing and AstraZeneca that is calculated pursuant to the China Agreement. This liability correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Agreement. Refer to Note 4, Collaboration Agreements and Revenues, for details.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued long-term co-promotion expenses	$27,424	$53,071
Other long-term tax liabilities	8,675	8,913
Operating lease liabilities, non-current	853	942
Other	2,690	2,481
Total other long-term liabilities	$39,642	$65,407

The accrued long-term co-promotional expenses of $53.1 million as of December 31, 2019 was related to the estimated amount payable to AstraZeneca for its sales and marketing efforts related to the commercial launch for roxadustat in China. As mentioned above, the China Amendment revised the arrangements and calculation of the estimated co-promotion expenses payable to AstraZeneca. As a result, we reversed approximately $84.4 million of previously accrued long-term co-promotion expenses during the third quarter of 2020. $27.4 million of the recalculated accrued co-promotion expenses remained in the long-term liabilities as of December 31, 2020, as it is not anticipated to be paid within the next 12 months.

8.	Product Development Obligations

The Technology Development Center of the Republic of Finland (“TEKES”) product development obligations consist of 11 separate advances (each in the form of a note agreement) received by FibroGen Europe between 1996 and 2008 from TEKES. These advances are granted on a project-by-project basis to fund various product development efforts undertaken by FibroGen Europe only. Each separate note is denominated in EUR and bears interest (not compounded) calculated as one percentage point less than the Bank of Finland rate in effect at the time of the note, but no less than 3.0%.

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2020 and 2019, the Company had U.S. Dollar equivalent of $11.6 million and $10.6 million of principal outstanding, respectively, and $7.1 million and $6.2 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.
9.	Commitments and Contingencies

Contract Obligations

As of December 31, 2020, the Company had outstanding total non-cancelable purchase obligations of $86.0 million. The Company expects to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The unconditional purchase obligations consisted of the following (in thousands):

	Purchase Obligations Due In The Year Ending December 31,
	2021	2022	Total
	(in thousands)
Manufacture and supply of roxadustat	$14,114	$10,951	$25,065
Manufacture and supply of pamrevlumab	24,480	33,063	57,543
Other purchases	3,418	—	3,418
Total purchase obligations	$42,012	$44,014	$86,026

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. Future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $10.9 million in total potential future milestone payments under the Company’s license agreements with Dana-Farber Cancer Institute, University of Miami and Medarex, Inc. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

On April 20, 2020, in response to an invalidation action brought against certain FibroGen United Kingdom patents by Akebia, the United Kingdom court handed down a decision invalidating United Kingdom designations of European Patent Nos. 1463823, 1633333, 2298301, 2322153, and 2322155. The United Kingdom designation to European Patent No. 2289531 was held to be valid in amended form, but not infringed by Akebia. The Company and its partner Astellas have filed an appeal of the decision in the United Kingdom Court of Appeal. The Company did not have material accruals for any currently active legal action in its consolidated balance sheets as of December 31, 2020, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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
10.	Equity and Stock-based Compensation

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2020 and 2019, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

FibroGen Cayman

FibroGen Cayman had 6,758,000 Series A Preference Shares outstanding as of December 31, 2020 and 2019, respectively. The holders of the FibroGen Cayman Series A Preference Shares have the following rights, preferences and privileges:

Liquidation — In the event of liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, including by means of a merger, the holders of FibroGen Cayman Series A Preference Shares are entitled to be paid an amount equal to the product of the number of shares held by a holder of shares of FibroGen Cayman Series A Preference Shares and the original issue price of $1.00 (subject to equitable adjustment for any stock dividend, combination, split, reclassification, recapitalization) plus all declared and unpaid dividends thereon.

Conversion — Each share of FibroGen Cayman Series A Preference Shares is convertible into the number of fully paid and non-assessable shares of Common Stock of FibroGen Cayman that results from dividing the original issue price by the conversion price in effect at the time of the conversion, subject to adjustments for stock splits, stock dividends, reclassifications and like events. The FibroGen Cayman Series A Preference Shares have a conversion price that is equal to the original issuance price such that the conversion ratio to FibroGen Cayman Common Stock is 1:1 as of all periods presented.

Voting — The holders of FibroGen Cayman Series A Preference Shares are entitled to vote together with the FibroGen Cayman Common Stock holders on all matters submitted for a vote of the stockholders. The holder of each share of FibroGen Cayman Series A Preference Shares has the number of votes equal to the number of shares of FibroGen Cayman Common Stock into which it is convertible.

Dividends — The holders of FibroGen Cayman Series A Preference Shares are entitled to receive cash dividends when and if declared, at a rate of 6%.

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2020 and 2019. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary. Upon the initial public offering and as described above, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2020	2019
Common stock outstanding	91,441	87,657
Stock options outstanding	9,290	10,018
RSUs outstanding	1,893	1,483
Shares reserved for future stock options and RSUs grant	7,910	7,725
Shares reserved for future ESPP offering	4,070	3,337
Total shares of common stock reserved	114,604	110,220

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

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2020, the Company has reserved 7,909,854 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2020 and 2019, no shares of Common Stock were subject to repurchase by the Company.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	10,018	$26.63
Granted	2,692	31.55
Exercised	(3,113)	10.73
Expired	(73)	39.92
Forfeited	(234)	40.11
Outstanding at December 31, 2020	9,290	32.94	6.60	$86,013
Vested and expected to vest, December 31, 2020	8,929	32.76	6.50	84,125
Exercisable at December 31, 2020	5,576	$29.50	5.10	$66,943

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $89.6 million, $59.2 million, and $97.5 million, respectively.

The following table summarizes RSU activity:

	Shares (In thousands)	Fair Value at Grant
Unvested at December 31, 2019	1,483	$49.05
Granted	1,354	29.99
Vested	(813)	45.55
Forfeited	(131)	39.25
Unvested at December 31, 2020	1,893	$37.60

Among the vested RSUs during the year ended December 31, 2020, 526,055 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2020, 2019 and 2018 was $29.99, $54.74 and $53.69, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year commencing January 1, 2016 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 143,876 shares, 135,115 shares and 230,317 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2020, 2019 and 2018, respectively.

The expected term of 2014 ESPP shares is the average of the remaining purchase periods under each offering period.

Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$46,229	$41,015	$30,491
Selling, general and administrative	26,491	25,252	21,651
Total stock-based compensation expense	$72,720	$66,267	$52,142

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

The fair value of employee stock-based compensation is estimated using the following assumptions:

•

Expected Term. Expressed as a weighted-average, the expected life of the options is based on the average period the stock options are expected to be outstanding and was based on the Company’s historical information of the option exercise patterns and post-vesting termination behavior as well as contractual terms of the instruments.

•

Expected Volatility. The Company considers its historical volatility data for volatility considerations for its ESPP. Historically, the expected volatility for all other stock-based compensation was based upon a blend of the Company’s and comparable public entities’ historical volatility. Since the third quarter of 2020, the expected volatility for all other stock-based compensation is currently based upon the Company’s historical volatility data.

•

Risk-Free Interest Rate. Expressed as a weighted-average, the risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

•	Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2020	2019	2018
Stock Options
Expected term (in years)	5.7	5.3	5.4
Expected volatility	67.1%	68.0%	67.9%
Risk-free interest rate	0.8%	2.4%	2.7%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$18.36	$31.98	$32.12

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.5 - 77.1%	48.1 - 62.1%	47.3 - 75.3%
Risk-free interest rate	0.1 - 2.9%	1.3 - 2.9%	0.8 - 2.9%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$17.53	$19.27	$16.27

As of December 31, 2020, there was $63.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.59 years. As of December 31, 2020, there was $55.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs granted that will be recognized on a straight-line basis over the weighted-average period of 2.73 years.

Warrants

During the year ended December 31, 2019, a warrant to purchase 4,430 shares of our common stock was exercised and there was no warrant to purchase shares of Common Stock outstanding at December 31, 2020 and 2019.
11.	Net Loss Per Share

The following weighted impacts of outstanding securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three years presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Employee stock options	6,694	7,602	7,815
RSUs	564	1,187	820
ESPP	306	260	195
Warrants	—	1	4
	7,564	9,050	8,834

12.	FibroGen, Inc. 401(k) Plan

Substantially all of the Company’s full-time U.S.-based employees are eligible to make contributions to the Company’s 401(k) Plan. Under this plan, participating employees may defer up to 60% of their pretax salary during the year, but not more than statutory limits. The Company may elect to match employee contributions. Matching contributions of $3.2 million, $3.0 million and $2.9 million were made during years ended December 31, 2020, 2019 and 2018, respectively.
13.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$(195,617)	$2,538	$(38,472)
Foreign	6,686	(79,180)	(47,644)
Loss before provision for income taxes	$(188,931)	$(76,642)	$(86,116)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	2
Foreign	360	328	302
Total current	360	328	304
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$360	$328	$304

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2020	2019	2018
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax	—%	—%	—%
Stock-based compensation expense	2.4%	6.3%	14.5%
Benefit due to intercompany transfer of assets	41.7%	—%	—%
Valuation allowance on intercompany transfer of assets	(41.7)%	—%	—%
Net operating losses not benefitted	(23.2)%	(2.9)%	(23.2)%
Foreign net operating losses not benefitted	0.7%	(21.7)%	(11.6)%
Deduction limitation on executive compensation	(0.8)%	(2.5)%	(0.5)%
Other	(0.3)%	(0.6)%	(0.6)%
Total	(0.2)%	(0.4)%	(0.4)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Federal and state net operating loss carryforwards	$134,033	$91,267
Tax credit carryforwards	62,465	52,243
Foreign net operating loss carryforwards	32,417	37,786
Stock-based compensation	10,399	11,159
Lease obligations	8,243	10,698
Reserves and accruals	5,875	5,353
Deferred revenue	13,550	13,323
Intangible assets	75,915	—
Other	—	284
Subtotal	342,897	222,113
Less: Valuation allowance	(337,824)	(213,847)
Net deferred tax assets	5,073	8,266

Fixed assets	(5,073)	(8,266)
Other	—	—
Net deferred tax liabilities	(5,073)	(8,266)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $124.0 million, $19.9 million and $34.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

During 2020, the Company transferred certain intellectual property rights relating to its Chinese business between its wholly owned subsidiaries that are based in different tax jurisdictions. The transferor entity was not subject to income taxes in its local jurisdiction. The acquiring entity of the intellectual property is entitled to amortize the acquisition price of the intangible assets for tax purposes. In accordance with ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, the Company recognized a deferred tax asset of $78.7 million for the temporary difference arising from the acquirer’s excess tax basis. Furthermore, based upon the weight of available evidence, the Company recognized a full valuation allowance against this deferred tax asset since it does not currently believe that realization of this gross deductible temporary difference is more likely than not. Accordingly, this inter-company transfer did not have a material impact to the Company’s consolidated financial statements.

At December 31, 2020, the Company had net operating loss carryforwards available to offset future taxable income of approximately $606.8 million and $133.6 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2021 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $172.9 million which expire between 2021 and 2030 if not utilized.

At December 31, 2020, the Company had approximately $66.9 million of federal and $32.9 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2021 and the California research credits have no expiration dates.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2020 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $48.6 million as of December 31, 2020. Approximately $0.5 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2020 and 2019 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2020 is as follows (in thousands):

Federal and State
Balance as of December 31, 2017	$23,361
Increase due to prior positions	379
Increase due to current year position	4,216
Balance as of December 31, 2018	27,956
Decrease due to prior positions	(111)
Increase due to current year position	4,418
Balance as of December 31, 2019	32,263
Decrease due to prior positions	(137)
Increase due to current year position	16,448
Balance as of December 31, 2020	$48,574

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2011 to 2020. The Company is not currently under audit in any tax jurisdiction.

14.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2020, 2019 and 2018, the Company recorded license and development revenue related to collaboration agreements with Astellas of $33.5 million, $158.8 million, and $35.2 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company also recorded drug product revenue from Astellas of $4.3 million, $(36.3) million, and $64.8 million, respectively. The drug product revenue from Astellas for the year ended December 31, 2020 included $8.2 million under the Japan Agreement, and a $4.0 million reduction to revenue as a change in estimated variable consideration at the time an updated listed price for roxadustat was issued by the Japanese Ministry of Health, Labour and Welfare related to roxadustat API sales in 2018. The drug product revenue from Astellas for the year ended December 31, 2019 included a change in estimated variable consideration that resulted in a $36.3 million reduction to revenue related to the product revenue of $64.8 million for API recorded in 2018. See Note 4, Collaboration Agreements and Revenues, for details.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded expense related to collaboration agreements with Astellas of $0.5 million, $2.8 million and $1.5 million, respectively.

As of December 31, 2020 and 2019, accounts receivable from Astellas were $4.1 million and $4.8 million, respectively.

As of December 31, 2020 and 2019, total deferred revenue from Astellas were $7.5 million and $0.4 million, respectively.

As of December 31, 2019, prepaid expenses and other current assets from Astellas was $125.2 million of net unbilled contract assets, representing a $130.0 million unbilled contract asset related to two regulatory milestones under the Europe Agreement with Astellas associated with the planned MAA submission to the EMA, net of $4.8 million of associated deferred revenue. According to the Europe Agreement, this $130.0 million is not billable to Astellas until the submission of an MAA, therefore the net contract asset was included in the prepaid expenses and other current assets line on the Company’s consolidated balance sheet as of December 31, 2019. The $130.0 million was billed to Astellas upon the submission of an MAA in the second quarter of 2020. There was no such contract asset balance as of December 31, 2020. See Note 4, Collaboration Agreements and Revenues, for details.

As of December 31, 2020 and 2019, amounts due to Astellas were $1.1 million and $36.9 million, respectively. The amounts due are included in accrued liabilities and accounts payable on the consolidated balance sheets. The amount as of December 31, 2019 included the above-mentioned $36.3 million of a change in estimated variable consideration related to the API product revenue recognized in 2018, which was fully paid during the first quarter of 2020.

In September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which was determined to be an unconsolidated VIE. As such, Falikang is accounted for as an equity method investment, and considered as a related party to the Company. The Company’s total investments in Falikang was approximately $2.8 million, which is the total of the 51.1% of Falikang’s equity and the acquisition costs. In addition, the Company recognized its proportionate share of the reported profits or losses of Falikang, beginning September 15, 2020, as other income (loss) in the consolidated statement of operations, and as an adjustment to its investment in unconsolidated subsidiary in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. As of December 31, 2020, the Company’s equity method investment in Falikang was $2.7 million, and prepaid expenses and other current assets included its miscellaneous receivables of $0.9 million from Falikang. See Note 3, Acquisition and Variable Interest Entity, for details.
15.	Segment and Geographic Information

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

Geographic Revenues

Geographic revenues, which are based on the bill-to region, are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Europe	$67,161	$132,400	$112,916
Japan	36,660	122,475	100,002
China	72,498	1,700	—
All other	—	2	40
Total revenue	$176,319	$256,577	$212,958

Geographic Assets

Inventory by geographic location are as follows (in thousands):

	December 31,
	2020	2019
United States	$4,715	$—
China	11,815	6,887
Total inventory	$16,530	$6,887

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2020	2019
United States	$20,673	$27,325
China	12,974	15,418
Total property and equipment	$33,647	$42,743

Finance lease right-of-use assets and operating lease right-of-use assets, net by geographic location are as follows (in thousands):

	December 31,
	2020	2019
United States	$29,551	$39,237
China	55	365
Total finance lease right-of-use assets	$29,606	$39,602

United States	$47	$75
China	1,996	1,856
Total operating lease right-of-use assets	$2,043	$1,931

Customer Concentration

The Company’s revenues to date have been generated from the following collaboration partners that respectively accounted for 10% or more of the Company’s total revenue and accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Astellas—Related party	21%	48%	47%	10%	17%
AstraZeneca	37%	52%	53%	26%	81%

The Company started selling roxadustat in China since late 2019 through a growing number of pharmaceutical distributors located in China. For the year ended December 31, 2020, the aggregate revenue from distributors represented 42% of the consolidated revenue, with no individual distributor representing over 10% of the total revenue. As of December 31, 2020, the aggregate accounts receivable from distributors represented 64% of the consolidated accounts receivable, with no material balance from any individual distributor. The aggregate revenue from distributors for the year ended December 31, 2019 and the aggregate accounts receivable from distributors as of December 31, 2019 were immaterial.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

			Charged
		Charged	to Other
	Balance at	(Credited)	Accounts -
	Beginning of	to Statement	Liabilities	Deductions,	Balance at
	Year	of Operation	and Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2020	$213,847	$123,977	$—	$—	$337,824
Year ended December 31, 2019	$193,987	$19,860	$—	$—	$213,847
Year ended December 31, 2018	$159,540	$34,447	$—	$—	$193,987

Allowances for rebates and discounts
Year ended December 31, 2020	$1,102	$16,497	$(14,867)	$(2,184)	$548
Year ended December 31, 2019	$-	$1,102	$—	$—	$1,102

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process established under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2020, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 because of the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Remediation Plan and Status

Our Board of Directors and management are committed to maintaining a strong internal control environment. We have developed a detailed remediation plan and are making progress of what will be a multi-step remediation process to fully remediate the material weaknesses described above. Specifically, as of December 31, 2020, we have started, and will continue to the process of the steps including, but not limited to, the following:

•

We have performed a comprehensive risk assessment process, and will continue to refine the risk assessment, to identify and design our control activities related to the above mentioned material weaknesses;

•

We have identified and designed new controls and procedures associated with drug product revenue, and where applicable implemented new procedures and controls during the fourth quarter of 2020, and will continue to implement new procedures and controls in the future; and

•	We started the process to hire additional resources to strengthen our accounting and internal audit functions.

In addition, we will continue to assess risks on a continuous basis to timely identify new exposures or risk categories as business practices change, and we plan to conduct a comprehensive review and, as applicable, update our existing internal control framework to ensure that it has identified, developed and deployed the appropriate business process controls to meet the objectives and address the risks identified.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the measures described above will remediate these material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate these material weaknesses, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Code of Conduct

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. A copy of our Code of Business Conduct can be found on our website (www.FibroGen.com) under “Corporate Governance.” The contents of our website are not a part of this report.

In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedule II is included on page 168. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed below. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this table for a listing of cross-reference documents.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.4	Description of Capital Stock of FibroGen, Inc.	10-K	001-36740	4.4	3/2/2020

10.1(i)+	FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(i)	10/1/2014

10.1(ii)+	Forms of stock option agreement, restricted stock purchase agreement and stock appreciation right agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(ii)	10/1/2014

10.1(iii)+	Form of stock option agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan applicable to options exchanged pursuant to FibroGen, Inc.’s 2010 amendment and exchange offer.	S-1	333-199069	10.3(iii)	10/1/2014

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

		S-1	333-199069	10.3(v)	10/1/2014

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	10-Q	001-36740	10.1	5/7/2020

10.5+	FibroGen, Inc. 2018 Bonus Plan.	8-K	001-36740	10.5	2/16/2018

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.3	11/5/2020

10.16†	Amended and Restated License, Development and Commercialization Agreement (for the U.S. and Certain Other Territories) by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.2	11/5/2020

10.17†	License Agreement by and between FibroGen, Inc. and the University of Miami and its School of Medicine, dated as of May 23, 1997.	10-Q	001-36740	10.4	11/5/2020

10.18†	First Amendment to May 23, 1997 License Agreement by and between FibroGen, Inc. and University of Miami, effective as of July 29, 1999.	10-Q	001-36740	10.5	11/5/2020

10.19	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.20	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.21†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	10-Q	001-36740	10.6	11/5/2020

10.22†	License Agreement by and between FibroGen, Inc. and the Dana-Farber Cancer Institute, Inc., effective as of March 29, 2006.	10-Q	001-36740	10.7	11/5/2020

10.23	Amendment No. 1 to License agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of February 28, 2006.	S-1	333-199069	10.25	10/1/2014

10.24	Amendment No. 2 to License Agreement by and between FibroGen, Inc. and Dana-Farber Cancer Institute, Inc., effective as of March 14, 2006.	S-1	333-199069	10.26	10/1/2014

10.25+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.26(i)†	Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 29, 2007.	S-1	333-199069	10.28(i)	10/1/2014

10.26(ii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 26, 2008.	S-1	333-199069	10.28(ii)	10/1/2014

10.26(iii)†	Letter Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 18, 2008.	S-1	333-199069	10.28(iii)	10/1/2014

10.26(iv)†	Amendment No. 1 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 28, 2009.	S-1	333-199069	10.28(iv)	10/1/2014

10.26(v)†	Amendment No. 3 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 5, 2010.	S-1	333-199069	10.28(v)	10/1/2014

10.26(vi)†	Amendment No. 4 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 24, 2011.	S-1	333-199069	10.28(vi)	10/1/2014

10.26(vii)†	Amendment No. 5 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of April 15, 2011.	S-1	333-199069	10.28(vii)	10/1/2014

10.26(viii)†	Amendment No. 6 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 26, 2011.	S-1	333-199069	10.28(viii)	10/1/2014

10.26(ix)†	Amendment No. 7 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of January 1, 2012.	S-1	333-199069	10.28(ix)	10/1/2014

10.26(x)†	Amendment No. 8 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 10, 2012.	S-1	333-199069	10.28(x)	10/1/2014

10.26(xi)†	Amendment No. 9 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of November 26, 2012.	S-1	333-199069	10.28(xi)	10/1/2014

10.26(xii)†	Amendment No. 10 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 21, 2013.	S-1	333-199069	10.28(xii)	10/1/2014

10.26(xiii)†	Amendment No. 11 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of July 9, 2013.	S-1	333-199069	10.28(xiii)	10/1/2014

10.26(xiv)†	Amendment No. 12 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of August 1, 2013.	S-1	333-199069	10.28(xiv)	10/1/2014

10.26(xv)†	Amendment No. 13 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 6, 2014.	S-1	333-199069	10.28(xv)	10/1/2014

10.26(xvi)†	Amendment No. 14 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 5, 2014.	S-1	333-199069	10.28(xvi)	10/1/2014

10.26(xvii)†	Amendment No. 15 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of October 20, 2014.	10-Q	001-36740	10.28(xvii)	11/12/2015

10.26(xviii)†	Amendment No. 16 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xviii)	11/12/2015

10.26(xix)†	Amendment No. 17 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of December 8, 2014.	10-Q	001-36740	10.28(xix)	11/12/2015

10.26(xx)†	Amendment No. 18 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of February 15, 2015.	10-Q	001-36740	10.28(xx)	11/12/2015

10.26(xxi)†	Amendment No. 19 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of March 1, 2015.	10-Q	001-36740	10.28(xxi)	11/12/2015

10.26(xxii)†	Amendment No. 20 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of June 1, 2015.	10-Q	001-36740	10.28(xxii)	11/12/2015

10.26(xxiii)†	Amendment No. 21 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of May 29, 2015.	10-Q	001-36740	10.28(xxiii)	11/12/2015

10.26(xxiv)†	Amendment No. 23 to the Process Development and Clinical Supply Agreement by and between FibroGen, Inc. and Boehringer Ingelheim Pharma GmbH & Co. KG, effective as of September 1, 2015.	10-Q	001-36740	10.28(xxiv)	11/12/2015

10.26(xxv)†	Amendment No. 22 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of April 14, 2016.	10-Q	001-36740	10.26(xxv)	8/8/2016

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

		10-Q	001-36740	10.26(xxvii)	8/8/2016

10.26(xxviii)†	Amendment No. 26 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of June 30, 2016.	10-Q	001-36740	10.26(xxviii)	8/8/2016

10.26(xxix)†	Amendment No. 27 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of July 25, 2016.	10-Q	001-36740	10.26(xxix)	11/8/2016

10.26(xxx)†	Amendment No. 28 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 22, 2016.	10-Q	001-36740	10.26(xxx)	11/8/2016

10.26(xxxi)†	Amendment No. 29 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxi)	3/1/2017

10.26(xxxii)†	Amendment No. 30 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of December 20, 2016.	10-K	001-36740	10.26(xxxii)	3/1/2017

10.26(xxxiii)†	Amendment No. 31 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of March 2, 2017	10-Q	001-36740	10.26(xxxiii)	5/9/2017

10.26(xxxiv)†	Amendment No. 32 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	10-K	001-36740	10.26(xxxiv)	2/27/2018

10.26(xxxv)†	Work Order No. 1 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of September 1, 2017	10-K	001-36740	10.26(xxxv)	2/27/2018

10.26(xxxvi)†	Amendment No. 33 to the Process Development and Clinical Supply Agreement, by and between FibroGen, Inc. and Boehringer Ingelheim Biopharmaceuticals GmbH, effective as of January 4, 2019	10-Q	001-36740	10.26(xxxvi)	5/9/2019

10.27†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017	10-Q	001-36740	10.32	5/9/2017

10.28†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020	10-K	001-36740	10.28	3/2/2020

10.29†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020	8-K	001-36740	99.1	3/24/2020

10.30†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020	10-Q	001-36740	10.2	8/6/2020

10.31†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective July 1, 2020	10-Q	001-36740	10.3	8/6/2020

10.32†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective July 1, 2020	10-Q	001-36740	10.4	8/6/2020

10.33†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020	10-Q	001-36740	10.8	11/5/2020

10.34†	Master Supply Agreement by and between FibroGen, Inc. and AstraZeneca UK Limited, effective September 10, 2020	10-Q	001-36740	10.9	11/5/2020

10.35*†	Master Services Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020	—	—	—	—

10.36*†	Product Specific Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020	—	—	—	—

10.37+	Offer Letter, by and between FibroGen, Inc. and Pat Cotroneo, dated as of October 23, 2000.	S-1	333-199069	10.31	10/1/2014

10.38+	Offer Letter, by and between FibroGen, Inc. and K. Peony Yu, dated as of November 21, 2008.	S-1	333-199069	10.30	10/1/2014

10.39+	Offer Letter, by and between FibroGen, Inc. and James Schoeneck, dated as of September 18, 2019.	10-Q	001-36740	10.7	11/12/2019

10.40+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	10-K	001-36740	10.32	3/2/2020

10.41+	Offer Letter, by and between FibroGen, Inc. and Elias Kouchakji, dated as of January 24, 2014.	10-K	001-36740	10.33	3/2/2020

10.42+	Offer Letter, by and between FibroGen, Inc. and Enrique Conterno, dated as of December 17, 2019.	10-K	001-36740	10.34	3/2/2020

10.43+	Offer Letter, by and between FibroGen, Inc. and Thane Wettig, dated as of May 7, 2020.	10-Q	001-36740	10.1	8/6/2020

10.44*+	Offer Letter, by and between FibroGen, Inc. and Mark Eisner, dated as of October 22, 2020.	—	—	—	—

10.45+	Form of Executive Officer Change in Control and Severance Agreement	10-K	001-36740	10.35	3/2/2020

21.1*	Subsidiaries of FibroGen, Inc.	—	—	—	—

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	Inline XBRL Instance Document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	Inline XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

*	Filed herewith.
†

Portions of this exhibit (indicated by asterisks) have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

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

FIBROGEN, INC.

Date: March 1, 2021	By:	/s/ Enrique Conterno
Enrique Conterno Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2021	By:	/s/ Pat Cotroneo
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

Signature	Title	Date

/s/ Enrique Conterno	Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Enrique Conterno

/s/ Pat Cotroneo	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
Pat Cotroneo

/s/ James A. Schoeneck	Chairman of the Board and Director	March 1, 2021
James A. Schoeneck

/s/ Suzanne Blaug	Director	March 1, 2021
Suzanne Blaug

/s/ Aoife Brennan, M.B., B.Ch.	Director	March 1, 2021
Aoife Brennan, M.B., B.Ch.

/s/ Benjamin F. Cravatt, Ph.D.	Director	March 1, 2021
Benjamin F. Cravatt, Ph.D.

/s/ Jeffrey L. Edwards	Director	March 1, 2021
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	March 1, 2021
Jeffrey W. Henderson

/s/ Maykin Ho, Ph.D.	Director	March 1, 2021
Maykin Ho, Ph.D.

/s/ Thomas F. Kearns Jr.	Director	March 1, 2021
Thomas F. Kearns Jr.

/s/ Kalevi Kurkijärvi, Ph.D.	Director	March 1, 2021
Kalevi Kurkijärvi, Ph.D.

/s/ Gerald Lema	Director	March 1, 2021
Gerald Lema

/s/ Rory B. Riggs	Director	March 1, 2021
Rory B. Riggs