Form 10-Q
period 2021-03-31
FIBROGEN INC
filed 2021-05-10
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding as of April 30, 2021 was 92,128,227.

FIBROGEN, INC.

SUMMARY RISK FACTORS

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

•	The results of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting may affect roxadustat’s approvability and label in CKD anemia.
•	Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
•

We do not know whether our ongoing or planned clinical trials of roxadustat or pamrevlumab will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.

•	Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.
•	If our manufacturers or we cannot properly manufacture sufficient product, we may experience delays in development, regulatory approval, launch or successful commercialization.
•

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.

•	Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.
•	We face substantial competition in the discovery, development and commercialization of product candidates.
•	Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
•	No or limited reimbursement or insurance coverage of our approved products, if any, by third-party payors may render our products less attractive to patients and healthcare providers.

Risks Related to Severe Acute Respiratory Syndrome Coronavirus 2 and the Resulting Coronavirus Disease (“COVID-19”)

•	Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.

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

•	Our collaboration partner in China, AstraZeneca, and we may experience difficulties in successfully growing and sustaining sales of roxadustat in China.
•	The retail prices of any product candidates that we develop may be subject to pricing control in China and elsewhere.
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

Risks Related to the Operation of Our Business

•	Please see Part II – Other Information, Item 1A. Risk Factors for additional risk factors related to the operation of our Business.

There are also a variety of Risks Related to Our Common Stock

•	Please see Part II – Other Information, Item 1A. Risk Factors for additional risk factors to our Common Stock.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$433,508	$678,393
Short-term investments	110,724	8,144
Accounts receivable, net ($32,847 and $4,127 from related parties)	40,543	41,883
Inventories	20,764	16,530
Prepaid expenses and other current assets ($5,015 and $889 from related parties)	16,155	10,160
Total current assets	621,694	755,110

Restricted time deposits	2,072	2,072
Long-term investments	93,679	244
Property and equipment, net	30,933	33,647
Finance lease right-of-use assets	27,311	29,606
Equity method investment in unconsolidated variable interest entity	2,483	2,728
Other assets	9,129	3,433
Total assets	$787,301	$826,840

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable ($0 and $1,118 to a related party)	$24,061	$24,789
Accrued and other current liabilities ($121 and $24 to a related party)	119,781	119,521
Deferred revenue ($4,005 and $2,907 to a related party)	10,725	6,547
Finance lease liabilities, current	12,480	12,330
Total current liabilities	167,047	163,187

Product development obligations	17,962	18,697
Deferred revenue, net of current ($14,638 and $4,636 to a related party)	151,491	138,474
Finance lease liabilities, non-current	22,193	25,391
Other long-term liabilities	38,335	39,642
Total liabilities	397,028	385,391

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2021, and December 31, 2020; 92,080 and 91,441 shares issued and outstanding at March 31, 2021, and December 31, 2020	921	914
Additional paid-in capital	1,420,471	1,399,774
Accumulated other comprehensive loss	(4,624)	(4,499)
Accumulated deficit	(1,045,766)	(974,011)
Total stockholders’ equity	371,002	422,178
Non-controlling interests	19,271	19,271
Total equity	390,273	441,449
Total liabilities, stockholders’ equity and non-controlling interests	$787,301	$826,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
License revenue	$—	$—
Development and other revenue (includes $3,611 and $4,737 from a related party)	14,587	19,446
Product revenue, net (includes $10,406 and $0 from a related party)	15,362	4,955
Drug product revenue (includes $4,030 and $0 from a related party)	8,480	—
Total revenue	38,429	24,401

Operating costs and expenses:
Cost of goods sold	3,401	970
Research and development	74,676	54,902
Selling, general and administrative	30,779	49,603
Total operating costs and expenses	108,856	105,475
Loss from operations	(70,427)	(81,074)

Interest and other, net
Interest expense	(501)	(633)
Interest income and other income (expenses), net	(453)	3,165
Total interest and other, net	(954)	2,532

Loss before income taxes	(71,381)	(78,542)
Provision for (benefit from) income taxes	134	(194)
Investment loss in unconsolidated variable interest entity	(240)	—
Net loss	$(71,755)	$(78,348)

Net loss per share - basic and diluted	$(0.78)	$(0.89)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	91,688	88,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(71,755)	$(78,348)
Other comprehensive income (loss):
Foreign currency translation adjustments	(70)	281
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(55)	1,649
Other comprehensive income, net of taxes	(125)	1,930
Comprehensive loss	$(71,880)	$(76,418)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449
Net loss	—	—	—	—	(71,755)	—	(71,755)
Change in unrealized gain or loss on investments	—	—	—	(55)	—	—	(55)
Foreign currency translation adjustments	—	—	—	(70)	—	—	(70)
Shares issued from stock plans, net of payroll taxes paid	639,766	7	1,313	—	—	—	1,320
Stock-based compensation	—	—	19,384	—	—	—	19,384
Balance at March 31, 2021	92,080,399	$921	$1,420,471	$(4,624)	$(1,045,766)	$19,271	$390,273

Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net loss	—	—	—	—	(78,348)	—	(78,348)
Change in unrealized gain or loss on investments	—	—	—	1,649	—	—	1,649
Foreign currency translation adjustments	—	—	—	281	—	—	281
Shares issued from stock plans, net of payroll taxes paid	1,238,141	12	1,713	—	—	—	1,725
Stock-based compensation	—	—	16,916	—	—	—	16,916
Balance at March 31, 2020	88,895,630	$889	$1,319,354	$1,183	$(863,068)	$19,271	$477,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(71,755)	$(78,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,723	2,868
Amortization of finance lease right-of-use assets	2,616	2,594
Net accretion of premium and discount on investments	131	(143)
Unrealized loss on equity investments	—	21
Investment loss in unconsolidated variable interest entity	240	—
Stock-based compensation	19,384	16,916
Tax benefit on unrealized gain on available-for-sale securities	—	(439)
Realized loss on sales of available-for-sale securities	—	258
Changes in operating assets and liabilities:
Accounts receivable, net	1,336	(30,085)
Inventories	(4,288)	(1,521)
Prepaid expenses and other current assets	(5,457)	(637)
Other assets	(5,621)	761
Accounts payable	(669)	(3,223)
Accrued and other liabilities	252	(41,224)
Deferred revenue	17,196	47,996
Accrued interest for finance lease liabilities	(29)	(216)
Other long-term liabilities	(1,043)	24,936
Net cash used in operating activities	(44,984)	(59,486)

Investing activities
Purchases of property and equipment	(518)	(459)
Purchases of available-for-sale securities	(196,243)	(38)
Proceeds from sales of available-for-sale securities	—	10,606
Proceeds from maturities of investments	42	45,900
Net cash provided by (used in) investing activities	(196,719)	56,009

Financing activities
Repayments of finance lease liabilities	(3,299)	(2,814)
Repayments of lease obligations	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(4,757)	(5,279)
Proceeds from issuance of common stock	6,077	7,004
Net cash used in financing activities	(2,080)	(1,190)
Effect of exchange rate change on cash and cash equivalents	(1,102)	(39)
Net decrease in cash and cash equivalents	(244,885)	(4,706)
Total cash and cash equivalents at beginning of period	678,393	126,266
Total cash and cash equivalents at end of period	$433,508	$121,560

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

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase activity that is being commercialized in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. EVRENZO® (roxadustat) is also being commercialized in Japan and has been approved in Chile for the treatment of anemia associated with CKD in dialysis and non-dialysis patients.

The Company’s New Drug Application (“NDA”) filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was submitted in December 2019 to the U.S. Food and Drug Administration (“FDA”). In December 2020, the FDA extended the review period of the NDA by three months for FibroGen to submit additional analyses of existing roxadustat clinical data, and set a new Prescription Drug User Fee Act goal date of March 20, 2021. On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has been tentatively set for July 15, 2021. In Europe, the Marketing Authorization Application filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted for regulatory review by the European Medicines Agency (“EMA”) in May 2020 and Astellas Pharma Inc. (“Astellas”) expects an approval decision by the EMA mid-2021.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 (“2020 Form 10-K”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for China performance obligation (as defined and discussed under Significant Accounting Policies below). On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling 7.8 million and 8.7 million, for the three months ended March 31, 2021 and 2020, respectively, as they were anti-dilutive.

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

Starting in the first quarter of 2020, the Company experienced slower enrollment in its clinical trials due to the interruption caused by COVID-19 in the worldwide healthcare system. The future impact of the COVID-19 pandemic on the Company’s business is uncertain. The COVID-19 pandemic may continue to affect enrollment in and initiation of the Company’s clinical trials, and could affect the Company’s supply chain if further social distancing and other business restrictions are put in place by various government entities, particularly in China and the U.S. COVID-19 may affect the health of the Company’s employees limiting the Company’s productivity. The COVID-19 pandemic may also impact the market for the Company’s products and product candidates in the future, affecting sales of the Company’s products. Such possible risks and uncertain impacts from the COVID-19 pandemic could have a material adverse effect on the Company’s drug development, commercialization revenues, and other portions of its business, and in particular, could impact the Company’s assumptions of accounts receivable collectability, fair value measurements of investments, liquidity, and development costs. The extent of the pandemic’s effect on the Company’s operational and financial performance will depend in large part on future developments, particularly with respect to the scope and severity of the pandemic, governmental restrictions put in place to fight the pandemic, and the roll out of vaccines and treatments for COVID-19. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, the Company is unable to estimate the likely impact of the COVID-19 pandemic on its future operations.

Recently Issued and Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance was effective for annual reporting periods beginning after December 15, 2020 including interim periods. The Company adopted this guidance on January 1, 2021, and the adoption of this guidance did not have material impact to the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to LIBOR. The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the period ended March 31, 2021 and is currently evaluating the impact on its consolidated financial statements and related disclosures upon adoption of this guidance.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2020 Form 10-K, except for the following:

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), and directly to pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca AB (“AstraZeneca”) and FibroGen Beijing. The Company is not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and the Company lacks the power criterion to direct the activities of Falikang (see Note 3, Variable Interest Entity).

Sales to Falikang

Falikang became fully operational in January 2021, at which time FibroGen Beijing began selling roxadustat commercial product to Falikang. Falikang is FibroGen Beijing’s primary customer in China and substantially all roxadustat product sales to distributors in China are made by Falikang. Falikang bears inventory risk once it receives and accepts the product from FibroGen Beijing, and is responsible for delivering product to its distributors.

The promises identified under the AstraZeneca China Agreement (as defined in Note 2, Collaboration Agreements and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under the Company’s agreements with AstraZeneca as outlined in Note 2, Collaboration Agreements and Revenues, are deferred until control of the manufactured commercial product has begun to transfer to AstraZeneca.

The initiation of roxadustat sales to Falikang marked the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which the Company believes those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in cumulative catch up adjustments.

The overall transaction price for FibroGen Beijing’s product sales to Falikang includes the following elements of consideration:

●	Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the China Agreement allocated to the China performance obligation;
●	Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under the China Agreement;
●	Interim profit/loss share between FibroGen Beijing and AstraZeneca from April 1, 2020 through December 31, 2020; and

●	Net transfer price from product sales to Falikang from January 1, 2021 onwards. The net transfer price includes the following elements:
o

Gross transfer price: The gross transfer price is based on a percentage of Falikang’s net sales to its distributors, which takes into account Falikang’s operating expenses and its payments to AstraZeneca for roxadustat sales and marketing efforts, capped at a percentage of Falikang’s net roxadustat sales.

o

Profit share: The gross transfer price is then adjusted for an estimated amount to achieve the 50/50 profit share from current period roxadustat net sales in China. The adjustments to date have been a reduction to the transfer price and the related accounts receivable from Falikang.

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes key estimation areas such as total sales quantity, performance period, gross transfer price and profit share, which require a substantial degree of judgment.

Any net transfer price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligations are satisfied.

Direct Sales to Distributors

The Company sells roxadustat in China directly to a number of pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. These pharmaceutical distributors are the Company’s customers. Hospitals order roxadustat through a distributor and the Company ships the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the product.

The period between the transfer of control of the promised goods and when the Company receives payment is based on 60-day payment terms. As such, product revenue is not adjusted for the effects of a significant financing component.

Product revenue is recorded at the net sales prices which includes the following estimates of variable consideration:

●

Price adjustment: When China’s National Healthcare Security Administration releases price guidance for roxadustat under the National Reimbursement Drug List (“NRDL”), any channel inventories that have not been sold through by distributors, or to patients by hospitals and retailors, would be eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels;

●

Contractual sales rebate: The contractual sales rebate is calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate is recorded as a reduction to revenue at the point of sale to the distributor;

●

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. The Company considers this particular award to be an upfront payment to a customer within the definitions of ASC 606. The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted;

●

Other discounts and rebates, including key account hospital sales rebate and transfer fee discount, are generally based on a percentage of eligible gross sales made by the distributor and recorded as a reduction to revenue at the point of sale to the distributor; and

●	Sales returns: Distributors can request to return product to the Company only due to quality issues or for product purchased within one year prior to the product’s expiration date.

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

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by Japan’s Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch. The aggregate amount of consideration received through March 31, 2021 totals $105.1 million, excluding drug product revenue that is discussed separately below.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial purposes in Japan. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue, as described in details under Drug Product Revenue section below, was $4.0 million for the three months ended March 31, 2021.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of consideration received under the Europe Agreement through March 31, 2021 totals $540.0 million, excluding drug product revenue that is discussed separately below.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the three months ended March 31, 2021, the Company entered into an Astellas EU Supply Agreement (“EU Supply Agreement”) under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to Astellas as pre-commercial supply for process validation purposes during the three months ended March 31, 2021. The Company constrained the consideration of $11.8 million from this shipment, as described in details under Drug Product Revenue section below.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of April 2020), (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of consideration received under the U.S./RoW Agreement through March 31, 2021 totals $439.0 million, excluding drug product revenue that is discussed separately below.

In 2020, the Company entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to AstraZeneca as commercial supply during the three months ended March 31, 2021 and recognized related drug product revenue of $4.5 million, as described in details under Drug Product Revenue section below.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into the China Agreement (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in the third quarter of 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period. The aggregate amount of such consideration received for milestone and upfront payments through March 31, 2021 totals $77.2 million.

China Amendment

In July 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into the China Amendment, effective July 1, 2020, relating to the development and commercialization of roxadustat in China. While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes were made.

Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca.

Under the China Amendment, the interim period is defined as the period from April 1, 2020 to the time when Falikang is fully operational. Falikang became fully operational in January 2021. The calculation for profit or loss share related to sales of roxadustat in China has changed for the period from April 1, 2020 onwards. With effect from April 1, 2020, the Parties have changed the method under which commercial expenses incurred by AstraZeneca are calculated and billed. AstraZeneca’s co-promotion expenses for their sales and marketing efforts are now subject to a cap of a percentage of net sales. Once AstraZeneca has been fully reimbursed for their sales and marketing costs under the cap, AstraZeneca will bill the co-promotion expenses based on actual costs on a prospective basis. In addition, the China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in a few provinces in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transfer price, which is adjusted for the estimated profit share. In addition, AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. Development costs continue to be shared 50/50 between the Parties.

During the three months ended March 31, 2021, the Company recognized $10.4 million of net product revenue from the sales to Falikang, as described in details under Product Revenue, Net section below.

In addition to sales to Falikang, the Company recognized $5.0 million of net product revenue from sales directly to distributors in a few provinces in China, as described as direct sales in Note 2, Collaboration Agreements and Revenues.

License Revenue and Development Revenue Recognized Under the Collaboration Agreements

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2021	2020
Japan	License revenue	$—	$—
	Development revenue	$80	$163

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through March 31, 2021	Deferred Revenue at March 31, 2021	Total Consideration Through March 31, 2021
License	$100,347	$—	$100,347
Development revenue	16,430	75	16,505
Total license and development revenue	$116,777	$75	$116,852

The revenue recognized under the Japan Agreement for the three months ended March 31, 2021 included immaterial revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Japan Agreement.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2021	2020
Europe	License revenue	$—	$—
	Development revenue	$3,531	$4,574

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through March 31, 2021	Deferred Revenue at March 31, 2021	Total Consideration Through March 31, 2021
License	$487,951	$—	$487,951
Development revenue	252,493	825	253,318
Total license and development revenue	$740,444	$825	$741,269

The revenue recognized under the Europe Agreement for the three months ended March 31, 2021 included an increase in revenue of $0.4 million resulting from changes to estimated variable consideration. The remainder of the transaction price related to the Europe Agreement includes $24.5 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW and China Agreement with AstraZeneca were as follows (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2021	2020
U.S. / RoW and China	License revenue	$—	$—
	Development revenue	10,976	14,556
	China performance obligation	$—	$153

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement with AstraZeneca, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through March 31, 2021	Deferred Revenue at March 31, 2021		Total Consideration Through March 31, 2021
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	565,751	4,449		570,200
China performance obligation *	10,406	142,813		153,219
Total license and development revenue	$918,001	$147,262	**	$1,065,263

*	China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.
**

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of March 31, 2021, deferred revenue included $143.6 million related to the U.S./RoW and China Agreement, which represents the net of $147.3 million of deferred revenue presented above and a $3.7 million unbilled co-development revenue under the China Amendment with AstraZeneca.

The revenue recognized under the U.S./RoW Agreement for the three months ended March 31, 2021 included a reduction in revenue of $4.2 million resulting from changes to estimated variable consideration. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $49.5 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the U.S./RoW Agreement is expected to be recognized over the remaining development service period. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial products to Falikang.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Direct Sales:
Gross revenue	$5,429	$5,372
Discounts and rebates	(562)	(417)
Sales returns	89	—
Direct sales revenue, net	4,956	4,955

Sales to Falikang:
Gross transfer price	24,401	—
Profit share	(10,064)	—
Net transfer price	14,337	—
Constrained for future recognition	(3,931)	—
Sales to Falikang revenue, net	10,406	—
Total product revenue, net	$15,362	$4,955

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, which primarily consisted of the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor.

The rebates and discounts that the Company’s pharmaceutical distributors have earned are eligible to be applied against future sales orders, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible in the same period that the related revenue is recorded. Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is calculated at the individual distributor level. The following table includes a roll-forward of the contract liabilities (in thousands):

	Balance at December 31, 2020	Additions	Deduction	Currency Translation and Other	Balance at March 31, 2021
Product revenue - Direct sales - contract liabilities	$(15,137)	$(1,422)	$533	$47	$(15,979)

As of March 31, 2021 and December 31, 2020, the total contract liabilities were $16.0 million and $15.1 million, which were included in accrued and other current liabilities in the condensed consolidated balance sheet. There were no rebates and discounts reflected as reductions to gross accounts receivable as of March 31, 2021 as substantially all direct product sales to distributors were transitioned to Falikang. As of December 31, 2020, the total rebates and discounts as reductions to gross accounts receivable was $0.5 million.

Sales to Falikang – China Performance Obligation

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang. FibroGen Beijing manufactures and supplies commercial product to Falikang. The net transfer price for FibroGen Beijing’s product sales to Falikang is based on a gross transfer price, which is adjusted to account for the 50/50 profit share for the period.

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transfer price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligations are satisfied. During the three months ended March 31, 2021, the Company constrained $3.9 million from the net transfer price to Falikang, which was included in the related deferred revenue of China performance obligation.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at March 31, 2021
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(137,338)	$(15,881)	$10,406	$(142,813)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of March 31, 2021, approximately $6.0 million of the deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

The reductions to gross accounts receivable related to product revenue to Falikang was $9.2 million as of March 31, 2021.

Drug Product Revenue

Drug product revenue from commercial-grade API or bulk drug product sales to AstraZeneca and Astellas was as follows (in thousands):

Three Months Ended March 31, 2021
Astellas	$4,030
AstraZeneca	4,450
Drug product revenue	$8,480

During the three months ended March 31, 2021, the Company recorded $4.0 million drug product revenue related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, due to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas at March 31, 2021 adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others. This amount was unbilled to Astellas as of March 31, 2021, and recorded under prepaid expenses and other current assets in the condensed consolidated balance sheet. This amount was billed to Astellas in April 2021.

During three months ended March 31, 2021, the Company shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement, and recognized drug product revenue of $4.5 million.

During the three months ended March 31, 2021, the Company shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. The Company constrained the consideration of $11.8 million from this shipment due to a high degree of uncertainty associated with the final consideration, which was reflected as deferred revenue as of March 31, 2021. The deferred revenue will be recognized as and when uncertainty is resolved. The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at March 31, 2021
Drug product revenue - Astellas - deferred revenue	$(5,984)	$(11,759)	$—	$(17,743)

3.	Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a variable interest entity (“VIE”). As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion while AstraZeneca meets both the power and economic criteria under ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. Accordingly, the Company records its total investments in Falikang as an equity method investment in an unconsolidated variable interest entity in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated variable interest entity in the condensed consolidated statement of operations, and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2020	Share of Net Loss	Currency Translation	Balance at March 31, 2021
Falikang	51.1%	$2,728	$(240)	$(5)	$2,483

Falikang is considered as a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.

4.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$282,269	$—	$—	$282,269
Corporate bonds	—	84,538	—	84,538
Commercial paper	—	100,958	—	100,958
U.S. government bonds	30,059	—	—	30,059
Agency bonds	—	14,347	—	14,347
Asset-backed securities	—	12,569	—	12,569
Foreign government bonds	—	12,194	—	12,194
Equity investments	242	—	—	242
Total	$312,570	$224,606	$—	$537,176

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Bond and mutual funds	$—	$8,144	$—	$8,144
Equity investments	244	—	—	244
Money market funds	590,347	—	—	590,347
Total	$590,591	$8,144	$—	$598,735

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three months ended March 31, 2021.

The Company’s financial liabilities related to lease obligations as of March 31, 2021 and December 31, 2020 were $1.0 million and $1.1 million, respectively. The fair values of the Company’s financial liabilities are carried at historical cost that were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows. There were no transfers of assets or liabilities between levels for any of the periods presented.

5.	Leases

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	March 31, 2021	December 31, 2020
Assets
Finance:
Right-of-use assets - cost		$50,796	$50,477
Accumulated amortization		(23,485)	(20,871)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	27,311	29,606
Operating:
Right-of-use assets - cost		7,340	3,934
Accumulated amortization		(2,264)	(1,891)
Operating lease right-of-use assets, net	Other assets	5,076	2,043
Total lease assets		$32,387	$31,649

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$12,480	$12,330
Operating lease liabilities	Accrued and other current liabilities	1,724	1,188
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	22,193	25,391
Operating lease liabilities	Other long-term liabilities	3,354	853
Total lease liabilities		$39,751	$39,762

During the three months ended March 31, 2021, after FibroGen Beijing’s previous long-term lease agreement expired, the Company entered into a new lease agreement with the landlord for the same pilot plant located in Beijing Yizhuang Biomedical Park of BDA. The new lease term is five year, scheduled to expire in 2026, and is treated as an operating lease. Accordingly, the Company recorded $3.4 million in the operating right-of-use assets and total operating lease liabilities, respectively. The lease contract provides for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs.

The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Line Item	2021	2020
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$2,616	$2,594
Interest on lease liabilities	Interest expense	385	515
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	418	309
Sublease income	Selling, general and administrative expenses	(300)	(292)
Total lease cost		$3,119	$3,126

Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$475	$149
Operating cash flows from finance leases	385	517
Financing cash flows from finance leases	3,299	2,814
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	322	9
Operating leases	$3,462	$—

Lease term and discount rate were as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	2.6	2.9
Operating leases	4.0	1.8
Weighted-average discount rate:
Finance leases	4.39%	4.39%
Operating leases	4.75%	4.74%

Maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2021 (remaining nine month period)	$10,237	$1,425
2022	13,898	1,602
2023	12,535	909
2024	—	768
2025	—	766
Beyond 2025	—	65
Total future lease payments	36,670	5,535
Less: Interest	(1,997)	(457)
Present value of lease liabilities	$34,673	$5,078

6.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$100,735	$88,046
Commercial paper	41,419	—
Corporate bonds	9,085	—
Money market funds	282,269	590,347
Total cash and cash equivalents	$433,508	$678,393

At March 31, 2021 and December 31, 2020, a total of $76.5 million and $66.0 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$75,503	$4	$(54)	$75,453
Commercial paper	59,536	4	(1)	59,539
U.S. government bonds	30,060	2	(3)	30,059
Agency bonds	14,349	1	(3)	14,347
Asset-backed securities	12,573	—	(4)	12,569
Foreign government bonds	12,195	1	(2)	12,194
Equity investments	125	117	—	242
Total investments	$204,341	$129	$(67)	$204,403

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Bond and mutual funds	$8,147	$—	$(3)	$8,144
Equity investments	125	119	—	244
Total investments	$8,272	$119	$(3)	$8,388

At March 31, 2021, the available-for-sale investments had contractual maturities range from several months to four years. During the three months ended March 31, 2021, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$3,308	$2,303
Work-in-progress	9,661	8,114
Finished goods	7,795	6,113
Total inventories	$20,764	$16,530

The Company capitalizes inventory costs for FibroGen Beijing’s productions of roxadustat for commercial sales purposes. The Company started capitalizing pre-launch inventory costs in the U.S. in the second quarter of 2020 prior to regulatory approval. As of March 31, 2021 and December 31, 2020, pre-launch inventory capitalized was 37% and 29% of the total inventory balance, respectively. The provision to write-down excess and obsolete inventory was immaterial for the three months ended March 31, 2021 and 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Unbilled contract assets	$7,721	$2,147
Deferred revenues from associated contracts	(3,691)	(2,147)
Net unbilled contract assets	4,030	—
Prepaid assets	9,602	8,353
Other current assets	2,523	1,807
Total prepaid expenses and other current assets	$16,155	$10,160

The unbilled contract assets as of March 31, 2021 included $4.0 million related to a change in estimated variable consideration associated with the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, and $3.7 million related to unbilled co-development revenue under the China Amendment with AstraZeneca. The unbilled contract assets as of December 31, 2020 were related to unbilled co-development revenue under the China Amendment with AstraZeneca. See Note 2, Collaboration Agreements and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$102,265	$102,006
Laboratory equipment	18,541	18,143
Machinery	8,231	8,312
Computer equipment	9,107	9,545
Furniture and fixtures	6,195	6,128
Construction in progress	228	760
Total property and equipment	$144,567	$144,894
Less: accumulated depreciation	(113,634)	(111,247)
Property and equipment, net	$30,933	$33,647

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Preclinical and clinical trial accruals	$39,775	$44,113
Payroll and related accruals	15,473	22,800
Contract liabilities to pharmaceutical distributors	15,979	15,137
Accrued co-promotion expenses - current	17,431	11,537
Roxadustat profit share to AstraZeneca	7,007	7,007
Property taxes and other taxes	9,242	5,970
Professional services	5,948	4,869
Other	8,926	8,088
Total accrued and other current liabilities	$119,781	$119,521

The profit share liability of $7.0 million to AstraZeneca as of March 31, 2021 and December 31, 2020 represented the profit/loss share between FibroGen Beijing and AstraZeneca that was calculated for the interim period pursuant to the China Amendment. This liability correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Amendment.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued long-term co-promotion expenses	$23,295	$27,424
Other long-term tax liabilities	9,025	8,675
Operating lease liabilities, non-current	3,354	853
Other	2,661	2,690
Total other long-term liabilities	$38,335	$39,642

7.	Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$12,221	$10,637
Selling, general and administrative	7,163	6,279
Total stock-based compensation expense	$19,384	$16,916

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended March 31,
	2021	2020
Stock Options
Expected term (in years)	5.7	5.7
Expected volatility	58.8%	68.3%
Risk-free interest rate	0.7%	0.9%
Expected dividend yield	—	—
Weighted average estimated fair value	$27.46	$17.24

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.5 - 64.4%	49.5 - 57.7%
Risk-free interest rate	0.1 - 2.2%	1.5 - 2.9%
Expected dividend yield	—	—
Weighted average estimated fair value	$16.94	$18.57

8.	Income Taxes

Provision for income tax for the three months ended March 31, 2021 was primarily due to foreign taxes. The benefit from income taxes for the three months ended March 31, 2020 was primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $3.6 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company also recorded drug product revenue from Astellas of $4.0 million related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, due to a change in estimated variable consideration. See Note 2, Collaboration Agreements and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, accounts receivable from Astellas were $17.5 million and $4.1 million, respectively.

As of March 31, 2021 and December 31, 2020, total deferred revenue from Astellas was $18.6 million and $7.5 million, respectively.

As of March 31, 2021 and December 31, 2020, amounts due to Astellas were $0.1 million and $1.1 million, respectively.

As of March 31, 2021, prepaid expenses and other current assets included $4.0 million of unbilled contract assets from Astellas, representing the above mentioned change in estimated variable consideration related to the API shipments fulfilled in 2018. This amount was billed to Astellas in April 2021. See Note 2, Collaboration Agreements and Revenues, for details.

In September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which was determined to be an unconsolidated VIE. As such, Falikang is accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Variable Interest Entity, for details.

For the three months ended March 31, 2021, the net product revenue from Falikang was $10.4 million. See Note 2, Collaboration Agreements and Revenues, for details.

For the three months ended March 31, 2021, the investment loss in Falikang was $0.2 million. As of March 31, 2021 and December 31, 2020, the Company’s equity method investment in Falikang was $2.5 million and $2.7 million, respectively. See Note 3, Variable Interest Entity, for details.

As of March 31, 2021, accounts receivable, net, from Falikang was of $15.4 million.

As of March 31, 2021 and December 31, 2020, prepaid expenses and other current assets included miscellaneous receivables from Falikang of $1.0 million and $0.9 million, respectively.

10.Commitments and Contingencies

Contract Obligations

As of March 31, 2021, the Company had outstanding total non-cancelable purchase obligations of $93.9 million, including $30.4 million for manufacture and supply of roxadustat, $57.5 million for manufacture and supply of pamrevlumab, and $6.0 million for other purchases. The Company expects to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

The Company did not have material accruals for any currently active legal action in its condensed consolidated balance sheets as of March 31, 2021, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the United States District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. Motions for lead plaintiff are due on June 11, 2021. Once a lead plaintiff is appointed by the Court, we expect to receive an amended consolidated complaint. We believe that the claims are without merit and we intend to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

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

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (together with HIF, “HIF-PH”) activity that is being commercialized in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. EVRENZO® (roxadustat) is also being commercialized in Japan and has been approved in Chile for the treatment of anemia associated with CKD in dialysis and non-dialysis patients.

Our New Drug Application (“NDA”) filing in the United States (“U.S.”) for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was submitted for review in December 2019 to the U.S. Food and Drug Administration (“FDA”) and in December 2020, the FDA extended the review period of the NDA by three months for FibroGen to submit additional analyses of existing roxadustat clinical data, and set a new Prescription Drug User Fee Act goal date of March 20, 2021. On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has been tentatively set for July 15, 2021. In Europe, the Marketing Authorization Application (“MAA”) filing for roxadustat for the treatment of anemia in dialysis and non-dialysis CKD patients was accepted for regulatory review by the European Medicines Agency (“EMA”) in May 2020 and Astellas Pharma Inc. (“Astellas”) expects an approval decision mid-2021.

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

Impact of Severe Acute Respiratory Syndrome Coronavirus 2 and the resulting Coronavirus Disease (“COVID-19”)

On March 11, 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The rapid spread has resulted in authorities implementing numerous measures to contain the virus.

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. While we have seen some impacts from COVID-19, such as slower enrollment in our clinical trials, particularly our Phase 3 IPF program, we do not know if, or to what extent, these effects will continue in the future, as the impact of the COVID-19 pandemic continues to unfold. The effect on our operational and financial performance beyond those effects described above, including any impact on sales of roxadustat, will depend in large part on future developments with the pandemic, which cannot be predicted with confidence at this time. Future developments include the duration, scope, and severity of the COVID-19 pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the impact on healthcare systems and operating procedures, the development of treatments or roll out of vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the largely unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

The financial results for the three months ended March 31, 2021 were not significantly impacted by COVID-19 relative to prior quarters. However, we will continue to monitor, and to the extent possible, mitigate the impact of the COVID-19 pandemic on our business.

Financial Highlights

	Three Months Ended March 31,
	2021	2020
	(in thousands, except for per share data)
Result of Operations
Revenue	$38,429	$24,401
Operating costs and expenses	108,856	105,475
Net loss	(71,755)	(78,348)
Net loss per share - basic and diluted	$(0.78)	$(0.89)

	March 31, 2021	December 31, 2020
	(in thousands)
Balance Sheet
Cash and cash equivalents	$433,508	$678,393
Short-term and long-term investments	204,403	8,388
Accounts receivable	$40,543	$41,883

Our revenue for the three months ended March 31, 2021 included the revenue recognized related to the following:

•	$14.6 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•	$15.4 million of net product revenue from roxadustat commercial sales in China; and
•	$8.5 million of drug product revenue related to roxadustat bulk drug or active pharmaceutical ingredient (“API”) deliveries to AstraZeneca and Astellas.

As a comparison, our revenue for the three months ended March 31, 2020 included the revenue recognized related to the following:

•	$19.4 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca; and
•	$5.0 million of net product revenue from roxadustat commercial sales in China.

Operating costs and expenses for the three months ended March 31, 2021 increased compared to the same period a year ago primarily, as a result of the net effect of the following:

•	Higher clinical trial expenses associated with Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies;
•	Higher employee-related expenses resulting from higher average compensation level and headcount;
•	Higher stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities;
•	Higher cost of goods sold associated with increased product revenue and drug product revenue; and
•

Lower sales and marketing expenses primarily due to a change in the calculation method of co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca in the third quarter of 2020. In addition, since Falikang became fully operational in January 2021, substantially all direct product sales to distributors were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. All defined terms referenced in this paragraph that are not already defined, are defined below in Collaboration Partnerships for Roxadustat.

During the three months ended March 31, 2021, we had a net loss of $71.8 million, or net loss per basic and diluted share of $0.78, as compared to a net loss of $78.3 million for the same period a year ago, due to an increase in revenue, partially offset by an increase in operating costs and expenses as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $678.5 million at March 31, 2021, a decrease of $50.2 million from December 31, 2020, primarily due to the cash used in operations.

Commercial and Development Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Our collaboration partner AstraZeneca and we continue to expand the commercialization of roxadustat (tradename: 爱瑞卓®) in China where it is approved for the treatment of anemia caused by CKD in non-dialysis and dialysis patients. As of the end of the first quarter of 2021, roxadustat was listed at hospitals that collectively represent approximately 74% of the CKD anemia market opportunity in China and roxadustat had a 27% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor currently on the market in China).

In Japan, our partner Astellas continues the commercial launch of EVRENZO® (roxadustat) for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

With respect to the U.S., the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat for the treatment of anemia due to CKD, tentatively scheduled for July 15, 2021. In addition, ASPEN and DENALI, our two U.S. Phase 3b studies of roxadustat in CKD anemia with large dialysis organizations, have completed enrollment and we expect topline data to be presented at a future medical meeting.

In May 2020, our partner Astellas’ MAA for roxadustat for the treatment of anemia in patients with CKD was accepted for regulatory review by the EMA and Astellas expects an approval decision mid-2021.

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

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We are continuing to enroll MATTERHORN, our Phase 2/3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS in the U.S. and Europe. This 160-patient trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study in the first half of 2022.

In China, we are preparing to enroll the randomized, double-blind, placebo-controlled portion of our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. One hundred thirty-five subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

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

Pamrevlumab (FG-3019) – Monoclonal Antibody Against Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of CTGF, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

In the second quarter of 2021, the FDA granted both Rare Pediatric Disease designation and Fast Track designation for pamrevlumab for the treatment of patients with Duchenne muscular dystrophy (“DMD”). In addition, the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of IPF, locally advanced unresectable pancreatic cancer, and DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and locally advanced unresectable pancreatic cancer.

Idiopathic Pulmonary Fibrosis

We are conducting ZEPHYRUS-1, our Phase 3 trial of pamrevlumab in IPF patients, as well as our newly initiated ZEPHYRUS-2, a second IPF Phase 3 study. Both studies are randomized, double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients, each with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity. The primary efficacy endpoint in Europe for each study is disease progression (defined by a decline in forced vital capacity percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

Locally Advanced Unresectable Pancreatic Cancer

We continue to enroll LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We expect topline resection data from this study in the second half of 2022.

Duchenne Muscular Dystrophy

In the third quarter of 2020, we initiated a Phase 3 clinical trial, LELANTOS-1, evaluating pamrevlumab in combination with systemic corticosteroids as a treatment for DMD. LELANTOS is a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients are randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, performance, cardiac, and fibrosis assessments. We expect topline data from this study in the second half of 2022.

In the first quarter of 2021, we initiated a second double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS 2, evaluating pamrevlumab in combination with systemic corticosteroids in approximately 70 ambulatory DMD patients. Patients aged 6-12 will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. The aggregate amount of such consideration received through March 31, 2021 totals $645.1 million.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in their territories. In Europe, Astellas will pay us a tiered transfer price for our manufacture and supply of roxadustat based on net sales of roxadustat in the low 20% range. In Japan, Astellas pays us a transfer price in the low 20% range of the list price published by Japan’s Ministry of Health, Labour and Welfare, adjusted for certain elements.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial purposes in Japan. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue was $4.0 million for the three months ended March 31, 2021.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the three months ended March 31, 2021, we entered into an EU Supply Agreement under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We shipped bulk drug product to Astellas as pre-commercial supply for process validation purposes during the three months ended March 31, 2021. We constrained the consideration of $11.8 million from this shipment due to a high degree of uncertainty associated to the final consideration, which was included in the related deferred revenue as of March 31, 2021. The deferred revenue will be recognized as and when uncertainty is resolved.

In addition, as of March 31, 2021, Astellas had separate investments of $80.5 million in the equity of FibroGen, Inc.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount of such consideration received through March 31, 2021 totals $516.2 million.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China, the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment  in the third quarter of 2020, as discussed and defined below in China Amendment.

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

In 2020, we entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We shipped bulk drug product to AstraZeneca as commercial supply during the three months ended March 31, 2021 and recognized related drug product revenue of $4.5 million.

China Amendment

In July 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “China Amendment”). While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes are being made under the China Amendment.

Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca.

As Falikang is a distribution entity for roxadustat and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, we lack the power criterion while AstraZeneca meets both the power and economic criteria under ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, we are not the primary beneficiary of Falikang for accounting purposes. As a result, we accounted for our investment in Falikang under the equity method, and Falikang is not consolidated into our condensed consolidated financial statements. In addition, we recognized our proportionate share of the reported profits or losses of Falikang, as investment gain or loss in unconsolidated variable interest entity in the condensed consolidated statement of operations, and as an adjustment to our investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date.

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

Since Falikang became fully operational in January 2021, substantially all direct product sales to distributors were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. In addition, FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price. Development costs continue to be shared 50/50 between the Parties.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. During the three months ended March 31, 2021, we recognized net product revenue of $10.4 million. FibroGen, Inc. and AstraZeneca concurrently amended the U.S./RoW Agreement to reflect minor changes in the governance structure under the China Agreement.

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2021 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through March 31, 2021	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500	$172,593
Europe Agreement	540,000	205,000	745,000
Total Astellas	645,093	272,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,161,293	$1,382,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$—	$—	—%
Development and other revenue	14,587	19,446	(4,859)	(25)%
Product revenue, net	15,362	4,955	10,407	210%
Drug product revenue	8,480	—	8,480	100%
Total revenue	$38,429	$24,401	$14,028	57%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started roxadustat commercial sales in China in 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. We did not have any license revenue for the three months ended March 31, 2021 and 2020.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and expected to continue through 2028. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of March 31, 2021, the estimated future non-contingent development periods range from six to 39 months. Other revenues consist of sales of research and development material and have not been material for any of the periods presented.

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

Total revenue increased $14.0 million, or 57% for the three months ended March 31, 2021, compared to the same period a year ago for the reasons discussed in the sections below.

Development and Other Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Development revenue:
Astellas	$3,611	$4,737	$(1,126)	(24)%
AstraZeneca	10,976	14,709	(3,733)	(25)%
Total development revenue	14,587	19,446	(4,859)	(25)%

Development and other revenue decreased $4.9 million, or 25% for the three months ended March 31, 2021, compared to the same period a year ago.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three months ended March 31, 2021 decreased primarily due to the extension of the estimated future non-contingent development period resulting from the notice received on March 1, 2021 from FDA, that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat.

In addition, co-development billings related to the development of roxadustat under our collaboration agreements with Astellas and AstraZeneca for the three months ended March 31, 2021 decreased as a result of the substantial completion of Phase 3 trials for roxadustat.

Product Revenue, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$5,429	$5,372	$57	1%
Discounts and rebates	(562)	(417)	(145)	35%
Sales returns	89	—	89	100%
Direct sales revenue, net	4,956	4,955	1	—%

Sales to Falikang:
Gross transfer price	24,401	—	24,401	100%
Profit share	(10,064)	—	(10,064)	100%
Net transfer price	14,337	—	14,337	100%
Constrained for future recognition	(3,931)	—	(3,931)	100%
Sales to Falikang revenue, net	10,406	—	10,406	100%
Total product revenue, net	$15,362	$4,955	$10,407	210%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China.

Product revenue from direct sales to distributors is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those products, net of various sales rebates and discounts. The gross product revenue from direct sales to distributors was $5.4 million for each of the three months ended March 31, 2021 and 2020, respectively. The total discounts and rebates were $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, which primarily consisted of the contractual sales rebate that were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. During the three months ended March 31, 2021, the gross transfer price was $24.4 million, net of the calculated profit share of $10.1 million, and we constrained $3.9 million from the sales to Falikang, which was included in the related deferred revenue of China performance obligation.

Drug Product Revenue

Three Months Ended March 31, 2021
(dollars in thousands)
Drug product revenue:
Astellas	$4,030
AstraZeneca	4,450
Total drug product revenue:	$8,480

During the three months ended March 31, 2021, we recorded $4.0 million drug product revenue related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, due to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas at March 31, 2021 adjusted to reflect the updated listed price for roxadustat issued by Japan’s Ministry of Health, Labour and Welfare and changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended March 31, 2021, we shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. We constrained the consideration of $11.8 million from this shipment due to a high degree of uncertainty associated to the final consideration, which was included in the related deferred revenue as of March 31, 2021. The deferred revenue will be recognized as and when uncertainty is resolved.

During three months ended March 31, 2021, we shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement and recognized drug product revenue of $4.5 million.

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$3,401	$970	$2,431	251%
Research and development	74,676	54,902	19,774	36%
Selling, general and administrative	30,779	49,603	(18,824)	(38)%
Total operating costs and expenses	$108,856	$105,475	$3,381	3%

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. In the U.S., our employees are working remotely when possible, while in China they have returned to work in our offices, manufacturing plants, and are performing medical affairs out in the field. We have also seen some reduced enrollment in our clinical trials, particularly for our IPF pamrevlumab trial. However, the overall impact of COVID-19 on our expenses was not significant. During the three months ended March 31, 2021, some reduction in expenses, such as due to reduced travel and paused or slowed enrollment for trials, were offset by some increased expenses, such as in patient care.

Total operating costs and expenses increased $3.4 million, or 3% for the three months ended March 31, 2021 compared to the same period a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold was $3.4 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold, associated with the roxadustat commercial sales in China, was $2.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, due to the sales to Falikang that started in January 2021.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $0.7 million for the three months ended March 31, 2021. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
Product Candidate	Phase of Development	2021	2020
		(in thousands)
Roxadustat	Phase 3	$26,524	$26,038
Pamrevlumab	Phase 2/3	35,370	22,100
Other research and development expenses		12,782	6,764
Total research and development expenses		$74,676	$54,902

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

Research and development expenses increased $19.8 million, or 36% for the three months ended March 31, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•	Increase of $14.5 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Increase of $4.1 million in employee-related costs primarily due to higher headcount in the research and development functions and higher compensation levels;
•	Increase of $1.6 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities expensed in the normal course;
•

Increase of $1.5 million in outside services due to higher consulting expenses related to roxadustat Phase 3 and pamrevlumab Phase 3, and higher scientific contract activities related to pamrevlumab Phase 3; and

•

Decrease of $1.8 million in drug development expenses, primarily due to lower drug substance manufacturing activities and supplies related to roxadustat and pamrevlumab, partially offset by higher drug product manufacturing costs related to pamrevlumab, and higher supply chain expenses related to roxadustat and pamrevlumab.

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

SG&A expenses decreased $18.8 million, or 38% for the three months ended March 31, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•

Decrease of $24.6 million in outside service expenses, due to the above-mentioned change in the calculation of co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca in the third quarter of 2020. In addition, since Falikang became fully operational in January 2021, substantially all direct product sales to distributors were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity;

•	Increase of $2.2 million in employee-related costs primarily due to higher headcount in the general and administrative functions and higher compensation levels; and
•	Increase of $1.4 million in audit and tax expenses.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(501)	$(633)	$132	(21)%
Interest income and other income (expenses), net	(453)	3,165	(3,618)	(114)%
Total interest and other, net	$(954)	$2,532	$(3,486)	(138)%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest Income and Other Income (Expenses), Net

Interest income and other, net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments, and other non-operating income and expenses.

Interest income and other, net decreased $3.6 million, or 114% for the three months ended March 31, 2021 compared to the same period a year ago, primarily due to lower interest earned on our cash, cash equivalents and investments associated with the lower average balances.

On April 1, 2020, FibroGen Beijing adopted Renminbi Yuan (“CNY”) as its functional currency based on reassessment of the primary economic environment in which FibroGen Beijing operates, as such environment was mainly associated with its growing manufacturing and product sales activities conducted in CNY. Prior to April 1, 2020, FibroGen Beijing’s functional currency was the U.S. dollar. This change did not result in material impact to unrealized foreign currency gain or loss for the three months ended March 31, 2021 compared to the same period a year ago.

Income Taxes

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Loss before income taxes	$(71,381)	$(78,542)
Provision for (benefit from) income taxes	134	(194)
Effective tax rate	(0.2)%	0.2%

Provision for income tax for the three months ended March 31, 2021 was primarily due to foreign taxes. The benefit from income taxes for the three months ended March 31, 2020 was primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, partially offset by foreign taxes.

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

Investment loss in unconsolidated variable interest entity

Investment loss in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated VIE accounted for under the equity method, and was immaterial for the three months ended March 31, 2021. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of March 31, 2021, we had cash and cash equivalents of $433.5 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments and marketable equity investments, and stated at fair value, are also available as a source of liquidity. As of March 31, 2021, we had short-term and long-term investments of $110.7 million and $93.7 million, respectively. As of March 31, 2021, a total of $76.5 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $55.1 million of our cash and cash equivalents is held in China, to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(44,984)	$(59,486)
Investing activities	(196,719)	56,009
Financing activities	(2,080)	(1,190)
Effect of exchange rate changes on cash and cash equivalents	(1,102)	(39)
Net decrease in cash and cash equivalents	$(244,885)	$(4,706)

Operating Activities

Net cash used in operating activities was $45.0 million for the three months ended March 31, 2021 and consisted primarily of net loss of $71.8 million adjusted for non-cash items of $25.1 million, offset by a net increase in operating assets and liabilities of $1.7 million. The significant non-cash items included stock-based compensation expense of $19.4 million, depreciation expense of $2.7 million and amortization of finance lease ROU of $2.6 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Deferred revenue of $17.2 million, primarily related to the above-mentioned $11.8 million of the constrained consideration of the bulk drug product shipped to Astellas due to a high degree of uncertainty associated to the final consideration, and $3.9 million of the constrained revenue from the sales to Falikang associated with China performance obligation. The change in deferred revenue was also driven by the extension of the estimated future non-contingent development period and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements and Revenues, to the condensed consolidated financial statements for details.

The increases were partially offset by the decreases resulting from the following:

•	Other assets of $5.6 million, primarily related to the new operation right-of-use assets in China;
•

Prepaid expenses and other current assets of $5.5 million, primarily driven by the above-mentioned $4.0 million unbilled contract asset related to drug product revenue as a change in estimated variable consideration, based on the API held by Astellas at March 31, 2021. See Note 2, Collaboration Agreements and Revenues, to the condensed consolidated financial statements for details; and

•

Inventories of $4.3 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.

Net cash used in operating activities was $59.5 million for the three months ended March 31, 2020 and consisted primarily of net loss of $78.3 million adjusted for non-cash items of $22.1 million, offset by a net decrease in operating assets and liabilities of $3.2 million. The significant non-cash items included stock-based compensation expense of $16.9 million, depreciation expense of $2.9 million and amortization of finance lease ROU of $2.6 million. The significant items in the changes in operating assets and liabilities included the decreases resulting from the following:

•

Accrued and other liabilities of $41.2 million, primarily driven by the payment of $36.3 million that was accrued at December 31, 2019, related to the change in estimated variable consideration associated with the roxadustat API delivery; as well as driven by the timing of invoicing and payment;

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

The decreases were partially offset by the increases resulting from the following:

•

Deferred revenue of $48.0 million, primarily related to the above-mentioned billing of the $50.0 million regulatory milestone. Such milestone was not billable to AstraZeneca as of December 31, 2019 under the U.S./RoW Agreement. As a result, the associated deferred revenues were net by $50.0 million at December 31, 2019. The change in deferred revenue was also driven by the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca; and

•

Other long-term liabilities of $24.9 million, primarily due to the additional accrual of co-promotional expenses with AstraZeneca for sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash used in investing activities was $196.7 million for the three months ended March 31, 2021 and consisted primarily of $196.2 million of cash used in purchases of available-for-sale securities.

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

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2021 and consisted primarily of $4.8 million of cash paid for payroll taxes on restricted stock unit releases, $3.3 million of repayments of finance lease liabilities, partially offset by $6.1 million of proceeds from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2020 and consisted primarily of $5.3 million of cash paid for payroll taxes on restricted stock unit releases and $2.8 million of repayments of finance lease liabilities, partially offset by $7.0 million of proceeds from the issuance of common stock upon exercise of stock options.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2021, we had $34.7 million of finance lease liabilities and $5.1 million of operating lease liabilities.

As of March 31, 2021, we had outstanding total non-cancelable purchase obligations of $93.9 million, including $30.4 million for manufacture and supply of roxadustat, $57.5 million for manufacture and supply of pamrevlumab, and $6.0 million for other purchases. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. Future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $10.9 million in total potential future milestone payments under our license agreements with Dana-Farber Cancer Institute, University of Miami and Medarex, Inc. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Recently Issued and Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance was effective for annual reporting periods beginning after December 15, 2020 including interim periods. We adopted this guidance on January 1, 2021, and the adoption of this guidance did not have material impact to our condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. We have certain lease arrangements that are linked to LIBOR. We are in the process of evaluating options for transitioning away from LIBOR and expects to complete by the time LIBOR is phased out. We did not elect to apply any of the expedients or exceptions as of and for the period ended March 31, 2021 and are currently evaluating the impact on our consolidated financial statements and related disclosures upon adoption of this guidance.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2021 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the following:

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing. We are not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and we lack the power criterion to direct the activities of Falikang (see Note 3, Variable Interest Entity, to the condensed consolidated financial statements).

Sales to Falikang

Falikang became fully operational in January 2021, at which time FibroGen Beijing began selling roxadustat commercial product to Falikang. Falikang is FibroGen Beijing’s primary customer in China and substantially all roxadustat product sales to distributors in China are made by Falikang. Falikang bears inventory risk once it receives and accepts the product from FibroGen Beijing, and is responsible for delivering product to its distributors.

The promises identified under the AstraZeneca China Agreement, including the license, co-development services and manufacturing of commercial supplies have been bundled into the China performance obligation. Amounts of the transaction price allocable to this performance obligation under our agreements with AstraZeneca are deferred until control of the manufactured commercial product has begun to transfer to AstraZeneca.

The initiation of roxadustat sales to Falikang marked the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which we believe those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in cumulative catch up adjustments.

The overall transaction price for FibroGen Beijing’s product sales to Falikang includes the following elements of consideration:

●	Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the China Agreement allocated to the China performance obligation;
●	Co-development billings resulting from our research and development efforts, which are reimbursable under the China Agreement;
●	Interim profit/loss share between FibroGen Beijing and AstraZeneca from April 1, 2020 through December 31, 2020; and
●	Net transfer price from product sales to Falikang from January 1, 2021 onwards. The net transfer price includes the following elements:
o

Gross transfer price: The gross transfer price is based on a percentage of Falikang’s net sales to its distributors, which takes into account Falikang’s operating expenses and its payments to AstraZeneca for roxadustat sales and marketing efforts, capped at a percentage of Falikang’s net roxadustat sales.

o

Profit share: The gross transfer price is then adjusted for an estimated amount to achieve the 50/50 profit share from current period roxadustat net sales in China. The adjustments to date have been a reduction to the transfer price and the related accounts receivable from Falikang.

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes key estimation areas such as total sales quantity, performance period, gross transfer price and profit share, which require a substantial degree of judgment.

Any net transfer price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligations are satisfied.

Direct Sales to Distributors

We sell roxadustat in China directly to a number of pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. These pharmaceutical distributors are our customers. Hospitals order roxadustat through a distributor and we ship the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled to in exchange for the product.

The period between the transfer of control of the promised goods and when we receive payment is based on 60-day payment terms. As such, product revenue is not adjusted for the effects of a significant financing component.

Product revenue is recorded at the net sales prices which includes the following estimates of variable consideration:

●

Price adjustment: When China’s National Healthcare Security Administration releases price guidance for roxadustat under the National Reimbursement Drug List, any channel inventories that have not been sold through by distributors, or to patients by hospitals and retailors, would be eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels;

●

Contractual sales rebate: The contractual sales rebate is calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate is recorded as a reduction to revenue at the point of sale to the distributor;

●

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. We consider this particular award to be an upfront payment to a customer within the definitions of ASC 606. The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted;

●

Other discounts and rebates, including key account hospital sales rebate and transfer fee discount, are generally based on a percentage of eligible gross sales made by the distributor and recorded as a reduction to revenue at the point of sale to the distributor; and

●	Sales returns: Distributors can request to return product to us only due to quality issues or for product purchased within one year prior to the product’s expiration date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2021, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan and Status

Our Board of Directors and management are committed to maintaining a strong internal control environment. We have developed a detailed remediation plan and are making progress of what will be a multi-step remediation process to fully remediate the material weaknesses described above. Specifically, as of March 31, 2021, we have continued with the remediation steps that were initiated in the fourth quarter of 2020, including, but not limited to, the following:

•

We have started a comprehensive annual risk assessment process, and will continue to refine the risk assessment, to identify and design our control activities related to the above mentioned material weaknesses;

•

We have identified and designed new controls and procedures associated with drug product revenue, and where applicable implemented new procedures and controls during the fourth quarter of 2020 and the first quarter of 2021, and will continue to implement new procedures and controls in the future; and

•	We have hired additional resources to strengthen our accounting and internal audit functions.

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

Changes in Internal Control over Financial Reporting

Besides the new procedures and controls implemented to date as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of March 31, 2021, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the United States (“U.S.”) District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. Motions for lead plaintiff are due on June 11, 2021. Once a lead plaintiff is appointed by the Court, we expect to receive an amended consolidated complaint. We believe that the claims are without merit and we intend to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in the People’s Republic of China (“China”), Japan, and Chile for chronic kidney disease (“CKD”) anemia for patients on dialysis and not on dialysis, our partners and we will need to make substantial additional investments in the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), will depend heavily on successful development and commercialization of roxadustat, including obtaining additional regulatory approvals for the commercialization of roxadustat for anemia associated with CKD.

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

If we, along with Astellas and AstraZeneca, are not successful in our marketing, pricing and reimbursement strategies, facilitating adoption by dialysis organizations, health care professionals, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if the market perception of roxadustat’s safety and efficacy profile is negative, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

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

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities or the independent advisory committee that roxadustat is safe and effective in treating anemia in CKD or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer, or DMD;

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

The results of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting may affect roxadustat’s approvability and label in CKD anemia.*

On March 1, 2021, the FDA informed us that the Cardiovascular and Renal Drugs Advisory Committee will hold an advisory committee meeting to review the NDA for roxadustat. The date of the advisory committee meeting has been tentatively scheduled for July 15, 2021. The advisory committee is a committee of external experts that will provide input on issues relating to benefit, risk, and interpretation of our roxadustat clinical trial data. However, we do not know how long it will take after the committee convenes for the FDA to make a decision on our NDA. The advisory committee may have a different interpretation of our results and their advisory vote or input to the FDA may affect roxadustat’s approvability and labeling. The FDA may further delay approval of our NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The full extent of the delay on an approval decision and impact of the advisory committee is unknown.

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

If our manufacturers or we cannot properly manufacture sufficient product, we may experience delays in development, regulatory approval, launch or successful commercialization.*

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for roxadustat and pamrevlumab, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers. We may not be able to enter into these agreements with satisfactory terms or on a timely manner. In addition, we may experience delays or technical problems associated with technology transfer of manufacturing processes to any new suppliers.

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

Our commercial drug product and the product we use for clinical trials must be produced under applicable cGMP regulations. Failure to comply with these regulations by us or our third-party manufacturers may require us to recall commercial product or repeat clinical trials, which would impact sales revenue or delay the regulatory approval process.

We may add or change manufacturers for our products. We, our partners, or regulatory authorities may also request or make changes to our manufacturing processes or to our product or packaging specifications, including in order to accommodate changes in regulations, manufacturing equipment or to account for different processes at new or second source suppliers. If any such changes are made with respect to roxadustat or pamrevlumab we may need to demonstrate comparability to the products and processes already approved or in approval by various regulatory authorities, including potentially through the conduct of additional clinical trials. Even if we do demonstrate comparability, a regulatory agency could challenge that result which could delay our development or commercialization progress. Any such changes could also lead to product having an earlier expiration date, shorter shelf life, or failing to meet specifications. Any of these occurrences may materially impact our operations and potential profitability.

We, and even an experienced third-party manufacturer, may encounter difficulties in production. Difficulties may include:

•	costs and challenges associated with scale-up and attaining sufficient manufacturing yields, in particular for biologic products such as pamrevlumab, which is a monoclonal antibody;
•	contracting with additional suppliers and validation/qualification of additional facilities to meet growing demand;
•	supply chain issues, including coordination of multiple contractors in our supply chain and securing necessary licenses (such as export licenses);
•	the timely availability and shelf life requirements of raw materials and supplies, including delays in availability due to the COVID-19 pandemic;
•	limited stability and product shelf life;
•	equipment maintenance issues or failure;
•	quality control and quality assurance issues;
•	shortages of qualified personnel and capital required to manufacture large quantities of product;

•	compliance with regulatory requirements that vary in each country where a product might be sold;
•	capacity or forecasting limitations and scheduling availability in contracted facilities; and
•

natural disasters, such as pandemics, including the COVID-19 pandemic, floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs.

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.*

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. Regulatory authorities may approve roxadustat for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, estimated glomerular filtration rate, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.*

With respect to roxadustat, regulatory approvals obtained, could limit the approved indicated uses for which roxadustat may be marketed. For example, our label approved in Japan, includes the following warning: “Serious thromboembolism such as cerebral infarction, myocardial infarction, and pulmonary embolism may occur, possibly resulting in death, during treatment with roxadustat.” Additionally, in the U.S., ESAs have been subject to significant safety warnings, including the boxed warnings on their labels. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings. The label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing hypoxia-inducible factor (“HIF”) prolyl hydroxylase (together with HIF, “HIF-PH”) inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical (“Otsuka”), Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). Akebia has completed Phase 3 studies in CKD patients on dialysis and not on dialysis in the U.S., as well as a Phase 3b, randomized, open-label, active-controlled trial evaluating the efficacy and safety of oral vadadustat once daily and three times weekly for the maintenance treatment of anemia in hemodialysis subjects converting from ESAs. The study completion date is estimated to be May 2022. Akebia announced an additional Phase 3 study evaluating the efficacy and safety of dose conversion from a long-acting erythropoiesis stimulating agent (Mircera®) to three times weekly oral vadadustat for the maintenance treatment of anemia in hemodialysis subjects. The estimated study start date is February 2021. On March 30, 2021, Akebia submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in patients on dialysis and not on dialysis.

In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat in June 2020 for the treatment of anemia of CKD patients on and not on dialysis. GSK received approval for daprodustat in Japan in June 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for the launch in Japan of both vadadustat and daprodustat occurred in the third quarter of 2020, with pricing in line with roxadustat pricing. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer received approval for molidustat in Japan in January 2021 for the treatment of anemia in CKD patients on and not on dialysis, with pricing in line with roxadustat pricing. Japan Tobacco received approval in Japan for enarodustat for the treatment of anemia in CKD patients on dialysis and not on dialysis, to be sold by Torii Pharmaceuticals Ltd as ENAROY®. Japan Tobacco and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

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

In China, ESA is considered the standard of care for treatment of anemia of CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc. We may face potential competition from other HIF-PH inhibitors.   Companies active in the US such as Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. A number of domestic companies, including Jiangsu Hengrui Medicine Co., Ltd., Guandong Sunshine Health Investment Co., Ltd., 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have been permitted by the NMPA to conduct clinical trials in their locally developed HIF-PH inhibitor investigational compounds for the treatment of anemia in CKD. Domestic companies are also in-licensing global compounds to be developed as domestic drugs, including China Medical System which in-licensed desidustat, a compound that is currently in Phase 3 trials in India, from Zydus for greater China in January 2020. In January 2021, China Medical System Holdings Ltd. was granted approval by the Chinese NMPA to begin trials for desidustat in patients with anemia of CKD, including dialysis and non-dialysis patients. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, has in-licensed enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. We will also face competition from generics who could enter the market after expiry of our patents in China, and two potential market players have already started bioequivalence studies, including Chia Tai-Tiangqing Pharmaceutical Holdings and CSPA Pharmaceutical Group.

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

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. In the potential anemia market for roxadustat, for example, large and established companies such as Amgen and Roche, among others, compete aggressively to maintain their market shares. In particular, the currently marketed ESA products are supported by large pharmaceutical companies that have greater experience and expertise in commercialization in the anemia market, including in securing reimbursement, government contracts and relationships with key opinion leaders; conducting testing and clinical trials; obtaining and maintaining regulatory approvals and distribution relationships to market products; and marketing approved products. These companies also have significantly greater scale, research and marketing capabilities than we do and may also have products that have been approved or are in later stages of development and have collaboration agreements in our target markets with leading dialysis companies and research institutions. If our collaboration partners and we are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community. Demonstrating safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. The degree of market acceptance of any of our approved product candidates will depend on several factors, including:

•	the efficacy of the product candidate as demonstrated in clinical trials;
•	the safety profile and perceptions of safety of our product candidates relative to competitive products;
•	acceptance of the product candidate as a safe and effective treatment by clinics and patients;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•

the inclusion or exclusion of the product candidate from treatment guidelines established by various physician groups and the viewpoints of influential physicians with respect to the product candidate;

•	the cost of the product candidate relative to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third parties and government authorities as described below;
•	the relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	any unfavorable publicity relating to the product candidate.

In addition, see the risk factor titled “Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential” above. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

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

Reference pricing is used by various Europe member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, our partner or we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unacceptable levels, our partner or we may elect not to commercialize our products in such countries, and our business and financial condition could be adversely affected.

Risks Related to Severe Acute Respiratory Syndrome Coronavirus 2 and the Resulting Coronavirus Disease (“COVID-19”)

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

The effects of the COVID-19 pandemic, the associated government-mandated restrictions and the other effects on healthcare systems, the economy, and society as a whole, may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, the length and severity of the restrictions, and other impacts and limitations on our ability to conduct our business in the ordinary course. These disruptions in our operations could negatively impact our business, operating results, and financial condition. While certain COVID-19 vaccines have received regulatory approval and have begun to be distributed and administered to the general population, it is uncertain how quickly and to what extent such actions will contain the virus and normal economic operating conditions will resume. The efficacy of such vaccines in preventing the spread and effects of current and future COVID-19 variants is also a possible unknown.

The extent of the impact on the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, the availability, speed and efficacy of vaccinations around the world, and governmental actions that have been taken, or may be taken in the future, in response to the pandemic, including any COVID-19 variants.

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers, and their communities, as their safety and well-being are our top priority. Despite these efforts, there is a risk that one or more of our employees, including members of senior management, could contract COVID-19. Our U.S. employees are working remotely when possible, and we may experience reduced productivity due to the remote work environment. In addition, there are other risks from remote work including but not limited to the potential for reduced oversight of third parties we work with, such as manufacturing, CROs, and clinical sites.

China was able to minimize the impact of COVID-19 on the economy in 2020 relative to other major economies. However, if there are any further COVID-19 outbreaks, our partners or we may need to re-institute or tighten restrictions on our operations.

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

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year and our manufacturing partners and we are currently continuing manufacturing operations. However, we only have a limited stockpile of these drug supply products, and therefore, if there is a greater impact from the COVID-19 pandemic than we have expected, or if manufacturing operations are halted again, or if drug product expires due to slowed clinical trials, we could face shortages in our global supply chains. COVID-19 has created increased demand for the limited global biologics manufacturing capacity, and as a result, we have faced competition for manufacturing supplies due to prioritization of COVID-19 related manufacturing. We could face additional competition for such manufacturing supplies, including for vials, reagents, supplements and media, and may face competition to use available capacity at our manufacturing partners. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected. There may be unexpected regulatory delays due to the COVID-19 pandemic including due to travel restrictions impacting pre-approval inspections.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may terminate these agreements or not perform satisfactorily.*

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facilities in China, and our current commercial manufacturing plants in China are not expected to satisfy the requirements necessary to support development and commercialization outside of China. Other than in and for China specifically, we do not expect to independently manufacture our products. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates outside of China. We rely on third parties for distribution, including our collaboration partners and their vendors, except in China where we have established a jointly owned entity with AstraZeneca to manage most of the distribution in China. Risks arising from our reliance on third-party manufacturers include:

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

We have entered into an initial commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. (“Samsung”). However, we may experience delays or technical problems associated with technology transfer of the manufacturing process to Samsung and the qualification and scale-up thereof. We have made certain manufacturing commitments to Samsung, and there is a risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease some of our pamrevlumab clinical trials. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

We have a letter agreement with IRIX Pharmaceuticals, Inc. (“IRIX”), a third-party manufacturer that we have used in the past, pursuant to which we agreed to negotiate a single source manufacturing agreement that included a right of first negotiation for the cGMP manufacture of HIF-PH inhibitors, including roxadustat, provided that IRIX is able to match any third-party bids within 5%. The exclusive right to manufacture extends for five years after approval of an NDA for those compounds, and any agreement would provide that no minimum amounts would be specified until appropriate by forecast and that we and a commercialization partner would have the rights to contract with independent third parties that exceed IRIX’s internal manufacturing capabilities or in the event that we or our commercialization partner determines for reasons of continuity of supply and security that such a need exists, provided that IRIX would supply no less than 65% of the product if it is able to provide this level of supply. Subsequent to the letter agreement, IRIX and we have entered into several additional service agreements. IRIX has requested in writing that we honor the letter agreement with respect to the single source manufacturing agreement, and if we were to enter into any such exclusive manufacturing agreement, there can be no assurance that IRIX will not assert a claim for right to manufacture roxadustat or that IRIX could manufacture roxadustat successfully and in accordance with applicable regulations for a commercial product and the specifications of our collaboration partners. In 2015, Patheon Pharmaceuticals Inc., a business unit of DPx Holdings B.V., acquired IRIX, and in 2017, ThermoFisher Scientific Inc. acquired Patheon Pharmaceuticals Inc.

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

Composition-of-matter patents are generally considered the strongest form of intellectual property protection for pharmaceutical products, as such, patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that our licensors or we were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that our licensors or we were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We have, are, and may again become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Intellectual property disputes may be costly, time consuming, and may negatively affect our competitive position.*

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

Third parties have challenged and may again challenge our patents and patent applications. For example, various challenges against our HIF anemia-related technologies patent portfolio are ongoing in several territories including the U.S., Europe, the United Kingdom, and Japan. Regardless of final outcome, the potential narrowing or revocation of any of the HIF anemia-related technology patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or other territories.

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

The U.S. Patent and Trademark Office and foreign patent authorities require maintenance fees and payments as well as continued compliance with a number of procedural and documentary requirements. Noncompliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaboration partners or may result in competition, either of which could have a material adverse effect on our business.

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

We are subject to laws and regulations governing corruption, which will require us to maintain costly compliance programs.*

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

In the pharmaceutical industry, corrupt practices include, among others, acceptance of kickbacks, bribes or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical manufacturers, distributors or their third-party agents in connection with the prescription of certain pharmaceuticals. If our employees, partners, affiliates, subcontractors, distributors or third-party marketing firms violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products or other activities involving our products, we could be required to pay damages or heavy fines by multiple jurisdictions where we operate, which could materially and adversely affect our financial condition and results of operations. The Chinese government has also sponsored anti-corruption campaigns from time to time, which could have a chilling effect on any future marketing efforts by us to new hospital customers. There have been recent occurrences in which certain hospitals have denied access to sales representatives from pharmaceutical companies because the hospitals wanted to avoid the perception of corruption. If this attitude becomes widespread among our potential customers, our ability to promote our products to hospitals may be adversely affected.

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

We have developed a detailed remediation plan and are making progress to improve our related internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the End-Stage Renal Disease Prospective Payment System (the “ESRD PPS”) bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved in the U.S., will be included in the payment bundle or the timing of inclusion. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not initially be included in the bundle and would instead be eligible for a Transitional Drug Add-on Payment Adjustment (“TDAPA”) for a 24-month period. At the 24-month mark, CMS would determine if the TDAPA period should be extended for roxadustat or ended. When the TDAPA period ends, CMS will determine if roxadustat should be included in the bundle and, if so, what changes to the ESRD PPS reimbursement should be made. If roxadustat is included in the ESRD PPS bundle, it may have an impact on roxadustat pricing within dialysis organizations. If roxadustat is not included in the bundle after the TDAPA period, and would therefore be reimbursed outside of the bundle, it may potentially limit further market penetration of roxadustat. We currently expect roxadustat to be granted TDAPA designation one to two calendar quarters after an FDA approval. However, there is a risk that we do not receive TDAPA designation, or when we expect it, in which case, there would be a significant impact on roxadustat revenue from dialysis organizations until TDAPA designation is granted.

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

We will be obligated to comply with continuing cGMP requirements and there can be no assurance that we will maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition, our product suppliers and we must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facilities meet applicable specifications and other requirements for product safety, efficacy and quality and there can be no assurance that our efforts will continue to be successful in meeting these requirements.

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

Our collaboration partner in China, AstraZeneca, and we may experience difficulties in successfully growing and sustaining sales of roxadustat in China.

AstraZeneca and we have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to our ability to maintain reasonable pricing and reimbursement, obtain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. For example, our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2020 to December 31, 2021), after which time we will have to renegotiate a new price for roxadustat, which we expect to be lower based upon historical precedents. Sales of roxadustat in China may ultimately be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2021, approximately $55.1 million of our cash and cash equivalents is held in China.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, myelodysplastic syndromes, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2020, 2019 and 2018 were $189.3 million, $77.0 million and $86.4 million, respectively. As of March 31, 2021, we had an accumulated deficit of $1.0 billion. As of March 31, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $544.2 million plus $93.7 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue late-stage clinical development of roxadustat, grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of April 30, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 41.33% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We are also subject to non-income taxes, such as payroll, excise, customs and duties, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in the U.S., state and local, and various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and the determination of these non-income taxes is subject to varying interpretations arising from the complex nature of tax laws and regulations. Therefore, we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Initial Public Offering of Common Stock

On November 13, 2014, our Registration Statement on Form S-1, as amended (Reg. Nos. 333-199069 and 333-200189) was declared effective in connection with the initial public offering of our common stock. All proceeds from our initial public offering have been used as planned and described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on November 14, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*+	Transition, Separation, and Consulting Agreement by and between FibroGen, Inc. and K. Peony Yu, dated as of November 27, 2020.	—	—	—	—

10.2*†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	—	—	—	—

10.3*†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	—	—	—	—

21.1	Subsidiaries of FibroGen, Inc.	10-K	001-36740	21.1	03/01/2021

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
†

Portions of this exhibit (indicated by asterisks) have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: May 10, 2021	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)