Form 10-Q
period 2021-06-30
FIBROGEN INC
filed 2021-08-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding as of July 31, 2021 was 92,621,941.

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

•

Although regulatory approval has been obtained for roxadustat in China, Japan, South Korea, and Chile, we may be unable to obtain regulatory approval for other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

•	The negative vote of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting is expected to have a significant impact on roxadustat’s approvability in CKD anemia in the U.S.
•	Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
•

We do not know whether our ongoing or planned clinical trials of roxadustat or pamrevlumab will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.

•	Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.
•	If our manufacturers or we cannot properly manufacture the appropriate amount of product, we may experience delays in development, regulatory approval, launch or successful commercialization.
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

Risks Related to COVID-19

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

Risks Related to the Operation of Our Business

•	Please see Part II – Other Information, Item 1A. Risk Factors for additional risk factors related to the operation of our Business.

There are also a variety of Risks Related to Our Common Stock

•	Please see Part II – Other Information, Item 1A. Risk Factors for additional risk factors related to our Common Stock.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$353,361	$678,393
Short-term investments	153,851	8,144
Accounts receivable, net ($13,352 and $4,127 from related parties)	24,266	41,883
Inventories	24,530	16,530
Prepaid expenses and other current assets ($0 and $889 from related parties)	8,458	10,160
Total current assets	564,466	755,110
Restricted time deposits	2,072	2,072
Long-term investments	105,758	244
Property and equipment, net	30,670	33,647
Finance lease right-of-use assets	861	29,606
Equity method investment in unconsolidated variable interest entity	3,083	2,728
Operating lease right-of-use assets	97,091	2,043
Other assets	4,617	1,390
Total assets	$808,618	$826,840

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable ($0 and $1,118 to a related party)	$48,988	$24,789
Accrued and other current liabilities ($14 and $24 to a related party)	147,801	118,333
Deferred revenue ($10,699 and $2,907 to a related party)	25,234	6,547
Finance lease liabilities, current	23	12,330
Operating lease liabilities, current	10,718	1,188
Total current liabilities	232,764	163,187
Product development obligations	18,277	18,697
Deferred revenue, net of current ($9,381 and $4,636 to a related party)	152,865	138,474
Finance lease liabilities, non-current	6	25,391
Operating lease liabilities, non-current	94,196	853
Other long-term liabilities	30,659	38,789
Total liabilities	528,767	385,391

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2021, and December 31, 2020; 92,609 and 91,441 shares issued and outstanding at June 30, 2021, and December 31, 2020	926	914
Additional paid-in capital	1,443,975	1,399,774
Accumulated other comprehensive loss	(4,567)	(4,499)
Accumulated deficit	(1,179,754)	(974,011)
Total stockholders’ equity	260,580	422,178
Non-controlling interests	19,271	19,271
Total equity	279,851	441,449
Total liabilities, stockholders’ equity and non-controlling interests	$808,618	$826,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License revenue	$—	$—	$—	$—
Development and other revenue (includes $2,645, $4,766, $6,256 and $9,503 from a related party)	19,641	18,957	34,228	38,402
Product revenue, net (includes $11,760, $0, $22,167 and $0 from a related party)	13,371	15,693	28,733	20,648
Drug product revenue (includes $(1,974), $8,238, $2,056 and $8,238 from a related party)	(8,648)	8,238	(168)	8,238
Total revenue	24,364	42,888	62,793	67,288

Operating costs and expenses:
Cost of goods sold	3,078	3,076	6,479	4,047
Research and development	122,567	61,414	197,243	116,315
Selling, general and administrative	32,554	63,535	63,334	113,138
Total operating costs and expenses	158,199	128,025	267,056	233,500
Loss from operations	(133,835)	(85,137)	(204,263)	(166,212)

Interest and other, net
Interest expense	(355)	(651)	(856)	(1,284)
Interest income and other income (expenses), net	(363)	644	(817)	3,810
Total interest and other, net	(718)	(7)	(1,673)	2,526

Loss before income taxes	(134,553)	(85,144)	(205,936)	(163,686)
Provision for (benefit from) income taxes	(3)	169	130	(25)
Investment income in unconsolidated variable interest entity	562	—	323	—
Net loss	$(133,988)	$(85,313)	$(205,743)	$(163,661)

Net loss per share - basic and diluted	$(1.45)	$(0.95)	$(2.24)	$(1.84)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	92,276	89,451	91,983	88,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(133,988)	$(85,313)	$(205,743)	$(163,661)
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(1,615)	(30)	(1,334)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	17	(1,129)	(38)	520
Other comprehensive income, net of taxes	57	(2,744)	(68)	(814)
Comprehensive loss	$(133,931)	$(88,057)	$(205,811)	$(164,475)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at March 31, 2021	92,080,399	$921	$1,420,471	$(4,624)	$(1,045,766)	$19,271	$390,273
Net loss	—	—	—	—	(133,988)	—	(133,988)
Change in unrealized gain or loss on investments	—	—	—	17	—	—	17
Foreign currency translation adjustments	—	—	—	40	—	—	40
Shares issued from stock plans, net of payroll taxes paid	528,530	5	4,503	—	—	—	4,508
Stock-based compensation	—	—	19,001	—	—	—	19,001
Balance at June 30, 2021	92,608,929	$926	$1,443,975	$(4,567)	$(1,179,754)	$19,271	$279,851

Balance at March 31, 2020	88,895,630	$889	$1,319,354	$1,183	$(863,068)	$19,271	$477,629
Net loss	—	—	—	—	(85,313)	—	(85,313)
Change in unrealized gain or loss on investments	—	—	—	(1,129)	—	—	(1,129)
Foreign currency translation adjustments	—	—	—	(1,615)	—	—	(1,615)
Shares issued from stock plans, net of payroll taxes paid	1,332,663	13	7,914	—	—	—	7,927
Stock-based compensation	—	—	17,644	—	—	—	17,644
Balance at June 30, 2020	90,228,293	$902	$1,344,912	$(1,561)	$(948,381)	$19,271	$415,143

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449
Net loss	—	—	—	—	(205,743)	—	(205,743)
Change in unrealized gain or loss on investments	—	—	—	(38)	—	—	(38)
Foreign currency translation adjustments	—	—	—	(30)	—	—	(30)
Shares issued from stock plans, net of payroll taxes paid	1,168,296	12	5,816	—	—	—	5,828
Stock-based compensation	—	—	38,385	—	—	—	38,385
Balance at June 30, 2021	92,608,929	$926	$1,443,975	$(4,567)	$(1,179,754)	$19,271	$279,851

Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net loss	—	—	—	—	(163,661)	—	(163,661)
Change in unrealized gain or loss on investments	—	—	—	520	—	—	520
Foreign currency translation adjustments	—	—	—	(1,334)	—	—	(1,334)
Shares issued from stock plans, net of payroll taxes paid	2,570,804	25	9,627	—	—	—	9,652
Stock-based compensation	—	—	34,560	—	—	—	34,560
Balance at June 30, 2020	90,228,293	$902	$1,344,912	$(1,561)	$(948,381)	$19,271	$415,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(205,743)	$(163,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,242	5,737
Amortization of finance lease right-of-use assets	4,393	5,247
Net accretion of premium and discount on investments	767	(22)
Unrealized loss on equity investments	4	15
Investment loss in unconsolidated variable interest entity	(323)	—
Loss (gain) on disposal of property and equipment	13	—
Stock-based compensation	38,385	34,560
Expense for acquired in-process research and development asset	25,000	—
Tax benefit on unrealized gain on available-for-sale securities	—	(138)
Realized loss on sales of available-for-sale securities	8	258
Changes in operating assets and liabilities:
Accounts receivable, net	17,868	1,903
Inventories	(7,861)	(2,016)
Prepaid expenses and other current assets	2,231	126,874
Operating lease right-of-use assets	(1,800)	494
Other assets	(3,066)	3,529
Accounts payable	(1,013)	(1,060)
Accrued and other liabilities	27,745	(33,331)
Operating lease liabilities, current	295	(170)
Deferred revenue	33,078	48,117
Accrued interest for finance lease liabilities	(73)	(115)
Operating lease liabilities, non-current	1,388	(359)
Other long-term liabilities	(8,065)	64,317
Net cash provided by (used in) operating activities	(71,527)	90,179

Investing activities
Purchases of property and equipment	(2,215)	(1,185)
Payment made for investment in unconsolidated variable interest entity	—	(1,419)
Purchases of available-for-sale securities	(266,647)	(38)
Proceeds from sales of available-for-sale securities	4,000	10,606
Proceeds from maturities of investments	10,610	201,900
Net cash provided by (used in) investing activities	(254,252)	209,864

Financing activities
Repayments of finance lease liabilities	(5,326)	(5,992)
Repayments of lease obligations	(201)	(201)
Cash paid for payroll taxes on restricted stock unit releases	(5,928)	(6,858)
Proceeds from issuance of common stock	11,756	16,510
Net cash provided by financing activities	301	3,459
Effect of exchange rate change on cash and cash equivalents	446	(499)
Net increase (decrease) in cash and cash equivalents	(325,032)	303,003
Total cash and cash equivalents at beginning of period	678,393	126,266
Total cash and cash equivalents at end of period	$353,361	$429,269

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

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that is being commercialized in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. EVRENZO® (roxadustat) is also being commercialized in Japan and has been approved in South Korea and Chile for the treatment of anemia associated with CKD in dialysis and non-dialysis patients.

In June 2021, the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”) adopted a positive opinion, recommending the granting of Marketing Authorization Application (“MAA”) for the medicinal product Evrenzo (roxadustat), intended for the treatment of adult patients with symptomatic anemia associated with CKD. Our partner Astellas Pharma Inc. (“Astellas”) expects an approval decision on the MAA for roxadustat by the European Commission in August 2021.

In July 2021, the United States (“U.S.”) Food and Drug Administration (“FDA”) Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) voted to recommend not approving roxadustat, an oral HIF-PH inhibitor, for the treatment of anemia due to CKD in adult patients. The CRDAC vote was 13 to 1 for non-dialysis dependent CKD patients, and 12 to 2 for dialysis-dependent CKD patients. While the FDA is not required to follow CRDAC's vote, the agency considers CRDAC's non-binding recommendations when making its decision.

Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 3 development in China for anemia associated with myelodysplastic syndromes. Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, a human monoclonal antibody targeting CTGF, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for the China performance obligation (as defined and discussed under Significant Accounting Policies below). On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling 11.4 million and 9.2 million for the three months ended June 30, 2021 and 2020, and totaling 9.4 million and 9.0 million for the six months ended June 30, 2021 and 2020, respectively, as they were anti-dilutive.

Risks and Uncertainties

The Company’s business is subject to risks and uncertainties, including those related to Severe Acute Respiratory Syndrome Coronavirus 2 and the resulting Coronavirus Disease (“COVID-19”) and the risk that we may not get approval of roxadustat in the U.S. for CKD anemia given the fact that the CRDAC voted to recommend not approving roxadustat in July 2021.

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

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to LIBOR. The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete this analysis by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the period ended June 30, 2021 and is currently evaluating the impact on its consolidated financial statements and related disclosures upon adoption of this guidance.

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

The promises identified under the AstraZeneca China Agreement (as defined in Note 2, Collaboration Agreements and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under the Company’s agreements with AstraZeneca as outlined in Note 2, Collaboration Agreements and Revenues, are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

The initiation of roxadustat sales to Falikang marked the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which the Company believes those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in cumulative catch up adjustments due to changes in estimates.

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

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes key estimates such as total sales quantity, performance period, gross transfer price and profit share, which require a substantial degree of judgment.

Any net transfer price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied.

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

●

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. The Company considers this particular award to be an upfront payment to a customer within the definitions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted;

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

License Acquisition Agreement

On June 16, 2021, the Company entered into an exclusive license and option agreement with HiFiBiO Therapeutics (“HiFiBiO”) (“HiFiBiO Agreement”), pursuant to which the Company exclusively licensed all product candidates in HiFiBiO’s Galectin-9 program and will have the sole right to develop them worldwide. The Company has also obtained exclusive options to license all product candidates in HiFiBiO’s CXCR5 and CCR8 programs. Under the terms of the HiFiBiO Agreement, the Company will make a $25 million upfront payment to HiFiBiO, as well as payments upon option exercise. In addition, HiFiBiO may receive up to a total of an additional $1.1 billion in future option, clinical, regulatory, and commercial milestone payments across all three programs. HiFiBiO will also be eligible to receive royalties based upon worldwide net sales.

The acquisition of these licenses was accounted for as an asset acquisition. The initial upfront payment of $25.0 million related to the license and options acquisition meets the definition of an in-process research and development asset (“IPR&D asset”) under the ASC 730, Research and Development (“ASC 730”). It relates to particular research and development projects and is determined to have no alternative future uses and thus have no separate economic value. Therefore, this upfront payment was recorded as a research and development expense during the three months ended June 30, 2021. As of June 30, 2021, this amount was not paid, and was included as accounts payable in the condensed consolidated balance sheet.

Contingent consideration payments will be evaluated and recognized when they become probable and reasonably estimable. The related IPR&D asset will only be capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D asset that have no alternative use will be expensed. As of June 30, 2021, all programs were at the early stage of development and the contingencies related to the milestone payments had not been resolved, therefore no contingent consideration was recognized. The Company will reassess the probability of future option payments and contingent payments on a quarterly basis.
2.	Collaboration Agreements and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by Japan’s Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch. The aggregate amount of consideration received through June 30, 2021 totals $105.1 million, excluding drug product revenue that is discussed separately below.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat active pharmaceutical ingredient (“API”) to Astellas for the roxadustat commercial purposes in Japan. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue, as described in details under Drug Product Revenue section below, was $(2.0) million and $2.1 million for the three and six months ended June 30, 2021, respectively.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range. The aggregate amount of consideration received under the Europe Agreement through June 30, 2021 totals $540.0 million, excluding drug product revenue that is discussed separately below.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an Astellas EU Supply Agreement (“EU Supply Agreement”) under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to Astellas as pre-commercial supply for process validation purposes during the first quarter of 2021. The Company recorded the consideration of $11.8 million from this shipment as deferred revenue as of June 30, 2021, as described in details under Drug Product Revenue section below.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of April 2020), (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of consideration received under the U.S./RoW Agreement through June 30, 2021 totals $439.0 million, excluding drug product revenue that is discussed separately below.

In 2020, the Company entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to AstraZeneca as commercial supply during 2020, and the first and second quarter of 2021. On July 15, 2021, the FDA CRDAC voted to recommend not approving roxadustat for the treatment of anemia due to CKD in adult patients. While the FDA is not required to follow the CRDAC’s vote, the agency considers the CRDAC’s non-binding recommendations when making its decision. The Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue. As a result, the Company updated the estimated transaction price, and recorded $11.2 million as deferred revenue as of June 30, 2021. See details under Drug Product Revenue section below.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into the China Agreement (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in the third quarter of 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period. The aggregate amount of such consideration received for milestone and upfront payments through June 30, 2021 totals $77.2 million.

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

During the three and six months ended June 30, 2021, the Company recognized $11.8 million and $22.2 million, respectively, of net product revenue from the sales to Falikang, as described in details under Product Revenue, Net section below.

In addition to sales to Falikang, during the three and six months ended June 30, 2021, the Company recognized $1.6 million and 6.6 million, respectively, of net product revenue from sales directly to distributors in a few provinces in China, as described as direct sales under Product Revenue, Net section below.

License Revenue and Development Revenue Recognized Under the Collaboration Agreements

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2021	2020	2021	2020
Japan	License revenue	$—	$—	$—	$—
	Development revenue	$99	$164	$179	$327

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through June 30, 2021	Deferred Revenue at June 30, 2021	Total Consideration Through June 30, 2021
License	$100,347	$—	$100,347
Development revenue	16,529	30	16,559
Total license and development revenue	$116,876	$30	$116,906

The revenue recognized under the Japan Agreement for the three months ended June 30, 2021 included immaterial revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Japan Agreement.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2021	2020	2021	2020
Europe	License revenue	$—	$—	$—	$—
	Development revenue	$2,546	$4,602	$6,077	$9,176

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through June 30, 2021	Deferred Revenue at June 30, 2021	Total Consideration Through June 30, 2021
License	$487,951	$—	$487,951
Development revenue	255,039	333	255,372
Total license and development revenue	$742,990	$333	$743,323

The revenue recognized under the Europe Agreement for the three months ended June 30, 2021 included an increase in revenue of $0.4 million resulting from changes to estimated variable consideration. The remainder of the transaction price related to the Europe Agreement includes $10.7 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW and China Agreement with AstraZeneca were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2021	2020	2021	2020
U.S. / RoW and China	License revenue	$—	$—	$—	$—
	Development revenue	16,993	13,750	27,969	28,305
	China performance obligation	$—	$441	$—	$594

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement with AstraZeneca, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through June 30, 2021	Deferred Revenue at June 30, 2021		Total Consideration Through June 30, 2021
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	582,743	2,309		585,052
China performance obligation *	22,167	149,759		171,926
Total license and development revenue	$946,754	$152,068	**	$1,098,822

*	China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.
**

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of June 30, 2021, deferred revenue included $146.8 million related to the U.S./RoW and China Agreement, which represents the net of $152.1 million of deferred revenue presented above and a $5.3 million unbilled co-development revenue under the China Amendment with AstraZeneca.

The revenue recognized under the U.S./RoW Agreement for the three months ended June 30, 2021 included a reduction in revenue of $0.2 million resulting from changes to estimated variable consideration. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $34.1 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the U.S./RoW Agreement is expected to be recognized over the remaining development service period. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial products to Falikang.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct Sales:
Gross revenue	$2,230	$19,833	$7,659	$25,205
Discounts and rebates	(618)	(4,095)	(1,181)	(4,512)
Sales returns	(1)	(45)	88	(45)
Direct sales revenue, net	1,611	15,693	6,566	20,648

Sales to Falikang:
Gross transfer price	26,714	—	51,115	—
Profit share	(9,573)	—	(19,636)	—
Net transfer price	17,141	—	31,479
Increase in deferred revenue	(5,381)	—	(9,312)
Sales to Falikang revenue, net	11,760	—	22,167	—
Total product revenue, net	$13,371	$15,693	$28,733	$20,648

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were $0.6 million and $4.1 million for the three months ended June 30, 2021 and 2020, and $1.2 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively, which primarily consisted of the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor.

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

	Balance at December 31, 2020	Additions	Deduction	Currency Translation and Other	Balance at June 30, 2021
Product revenue - Direct sales - contract liabilities	$(15,137)	$(883)	$2,410	$(183)	$(13,793)

As of June 30, 2021 and December 31, 2020, the total contract liabilities were $13.8 million and $15.1 million, which were included in accrued and other current liabilities in the condensed consolidated balance sheet. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales was $0.8 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transfer price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligations are satisfied. During the three and six months ended June 30, 2021, following updates to its estimates, the Company deferred $5.4 million and $9.3 million, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at June 30, 2021
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(137,338)	$(34,588)	$22,167	$(149,759)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of June 30, 2021, approximately $6.3 million of the deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

The reductions to gross accounts receivable related to product revenue to Falikang was $10.1 million as of June 30, 2021.

Drug Product Revenue

Drug product revenue from commercial-grade API or bulk drug product sales to AstraZeneca and Astellas was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Astellas	$(1,974)	$8,238	$2,056	$8,238
AstraZeneca	(6,674)	—	(2,224)	—
Drug product revenue	$(8,648)	$8,238	$(168)	$8,238

During three months ended June 30, 2021, the Company shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the above-mentioned FDA CRDAC’s vote on July 15, 2021, the Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue. As a result, the Company updated the estimated transaction price, and recorded $11.2 million as deferred revenue as of June 30, 2021.

During the three months ended June 30, 2021, the Company recorded a reduction of $2.0 million to the drug product revenue related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, due to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas at June 30, 2021, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others. This amount was recorded under deferred revenue in the condensed consolidated balance sheet as of June 30, 2021. During the first quarter of 2021, the Company recorded $4.0 million drug product revenue related to the same API shipments for the change in estimated variable consideration based on the API held by Astellas at March 31, 2021, under the same methodology. This amount was unbilled to Astellas as of March 31, 2021, and was billed and received from Astellas during the second quarter of 2021.

During the three months ended March 31, 2021, the Company shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. The Company recorded the consideration of $11.8 million from this shipment as deferred revenue as of June 30, 2021, due to a high degree of uncertainty associated with the final consideration. The deferred revenue will be recognized as and when uncertainty is resolved.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at June 30, 2021
Astellas - Japan Agreement	$—	$(1,974)	$—	$(1,974)
Astellas - Europe Agreement	(5,984)	(11,759)	—	(17,743)
AstraZeneca - U.S. Agreement	—	(11,171)	—	(11,171)
Drug product revenue - deferred revenue	$(5,984)	$(24,904)	$—	$(30,888)

3.	Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company concluded that Falikang qualifies as a variable interest entity (“VIE”). As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion while AstraZeneca meets both the power and economic criteria under the ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. Accordingly, the Company records its total investments in Falikang as an equity method investment in an unconsolidated variable interest entity in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated variable interest entity in the condensed consolidated statement of operations, and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2020	Share of Net Income	Currency Translation	Balance at June 30, 2021
Falikang	51.1%	$2,728	$323	$32	$3,083

Falikang is considered a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.
4.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$220,627	$—	$—	$220,627
Corporate bonds	—	104,483	—	104,483
Commercial paper	—	72,099	—	72,099
U.S. government bonds	46,568	—	—	46,568
Agency bonds	—	14,284	—	14,284
Asset-backed securities	—	12,490	—	12,490
Foreign government bonds	—	12,151	—	12,151
Equity investments	233	—	—	233
Total	$267,428	$215,507	$—	$482,935

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Bond and mutual funds	$—	$8,144	$—	$8,144
Equity investments	244	—	—	244
Money market funds	590,347	—	—	590,347
Total	$590,591	$8,144	$—	$598,735

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three and six months ended June 30, 2021.

The Company’s financial liabilities related to lease obligations as of June 30, 2021 and December 31, 2020 were $0.9 million and $1.1 million, respectively. The fair values of the Company’s financial liabilities are carried at historical cost that were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows. There were no transfers of assets or liabilities between levels for any of the periods presented.

5.	Leases

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	June 30, 2021	December 31, 2020
Assets
Finance:
Right-of-use assets - cost		$2,007	$50,477
Accumulated amortization		(1,146)	(20,871)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	861	29,606
Operating:
Right-of-use assets - cost		100,705	3,934
Accumulated amortization		(3,614)	(1,891)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	97,091	2,043
Total lease assets		$97,952	$31,649

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$23	$12,330
Operating lease liabilities	Operating lease liabilities, current	10,718	1,188
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	6	25,391
Operating lease liabilities	Operating lease liabilities, non-current	94,196	853
Total lease liabilities		$104,943	$39,762

The Company’s long-term property lease with Alexandria for its corporate headquarters in San Francisco, California, had an initial term of 15 years, scheduled to expire in 2023. The original lease was accounted for as a finance lease upon adoption of ASC 842, Leases (“ASC 842”), at January 1, 2019.

On June 1, 2021, the Company entered into an amendment with Alexandria to extend the lease to 2028 (“Lease Amendment”). Under the terms of the Lease Amendment, the Company has two optional rights to each extend the lease for an additional five years. The lease contract provides for a fixed annual rent, with scheduled increases of two percent that occur on each anniversary of the rent commencement date through 2023, and with scheduled increases of three percent that occur on each anniversary of the rent commencement date through 2028. This lease requires the Company to pay all costs of ownership, operation, and maintenance of the premises, including without limitation all operating costs, insurance costs, and taxes.

Company determined that the Lease Amendment was a lease modification, effective June 1, 2021, and thus reassessed the lease classification, remeasured the related lease liability using an updated discount rate, and adjusted the related right-of-use asset under the lease modification guidance under the ASC 842. Accordingly, on June 1, 2021, the Company determined that the modified lease be accounted for as an operating lease, and therefore derecognized the previous finance lease right-of-use asset of $24.6 million and the related finance lease liability of $32.6 million, and recognized an operating lease right-of-use asset of $93.2 million and the related operating lease liability of $101.2 million. Starting June 1, 2021, the cash payment related to this lease was classified as an operating activity, the impact of which was approximately $1.1 million to the condensed consolidated statement of cash flow for the six months ended June 30, 2021.

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

The components of lease expense were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Line Item	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$1,777	$2,653	$4,393	$5,247
Interest on lease liabilities	Interest expense	242	534	627	1,049
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	1,744	255	2,162	564
Sublease income	Selling, general and administrative expenses	(275)	(306)	(575)	(598)
Total lease cost		$3,488	$3,136	$6,607	$6,262

Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,246	$433
Operating cash flows from finance leases	628	1,010
Financing cash flows from finance leases	5,326	5,992
Non-cash: Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	303	144
Operating leases	3,498	5
Non-cash: Increase (decrease) resulting from lease modification:
Finance lease right-of-use assets	(24,654)	—
Operating lease right-of-use assets	93,222	—
Finance lease liabilities, current	(12,587)	—
Operating lease liabilities, current	9,221	—
Finance lease liabilities, non-current	(20,009)	—
Operating lease liabilities, non-current	$91,943	$—

Lease term and discount rate were as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	1.3	2.9
Operating leases	7.3	1.8
Weighted-average discount rate:
Finance leases	4.55%	4.39%
Operating leases	4.75%	4.74%

Maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2021 (remaining six month period)	$16	$7,534
2022	11	15,517
2023	3	13,454
2024	—	16,798
2025	—	18,193
Beyond 2025	—	53,881
Total future lease payments	30	125,377
Less: Interest	(1)	(20,463)
Present value of lease liabilities	$29	$104,914

6.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$130,035	$88,046
Commercial paper	2,699	—
Money market funds	220,627	590,347
Total cash and cash equivalents	$353,361	$678,393

At June 30, 2021 and December 31, 2020, a total of $85.1 million and $66.0 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$104,499	$27	$(43)	$104,483
Commercial paper	69,400	—	—	69,400
U.S. government bonds	46,589	—	(21)	46,568
Agency bonds	14,288	2	(6)	14,284
Asset-backed securities	12,489	1	—	12,490
Foreign government bonds	12,151	1	(1)	12,151
Equity investments	118	115	—	233
Total investments	$259,534	$146	$(71)	$259,609

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Bond and mutual funds	$8,147	$—	$(3)	$8,144
Equity investments	125	119	—	244
Total investments	$8,272	$119	$(3)	$8,388

At June 30, 2021, the available-for-sale investments had contractual maturities range from several months to two years. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,190	$2,303
Work-in-progress	15,541	8,114
Finished goods	7,799	6,113
Total inventories	$24,530	$16,530

The Company capitalizes inventory costs for FibroGen Beijing’s production of roxadustat for commercial sales purposes. The Company started capitalizing pre-launch inventory costs in the second quarter of 2020 prior to regulatory approvals in the U.S. and other territories. As of June 30, 2021 and December 31, 2020, pre-launch inventory capitalized was 37% and 29% of the total inventory balance, respectively. The provision to write-down excess and obsolete inventory was immaterial for three and six months ended June 30, 2021 and 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Unbilled contract assets	$5,256	$2,147
Deferred revenues from associated contracts	(5,256)	(2,147)
Net unbilled contract assets	—	—
Prepaid assets	7,149	8,353
Other current assets	1,309	1,807
Total prepaid expenses and other current assets	$8,458	$10,160

The unbilled contract assets as of June 30, 2021 of $5.3 million related to unbilled co-development revenue under the China Amendment with AstraZeneca. The unbilled contract assets as of December 31, 2020 were related to unbilled co-development revenue under the China Amendment with AstraZeneca. See Note 2, Collaboration Agreements and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$102,657	$102,006
Laboratory equipment	19,247	18,143
Machinery	8,387	8,312
Computer equipment	9,205	9,545
Furniture and fixtures	6,126	6,128
Construction in progress	1,407	760
Total property and equipment	$147,029	$144,894
Less: accumulated depreciation	(116,359)	(111,247)
Property and equipment, net	$30,670	$33,647

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Preclinical and clinical trial accruals	$65,274	$44,113
Payroll and related accruals	18,047	22,800
Contract liabilities to pharmaceutical distributors	13,793	15,137
Accrued co-promotion expenses - current	20,832	11,537
Roxadustat profit share to AstraZeneca	7,007	7,007
Property taxes and other taxes	10,344	5,970
Professional services	7,471	4,869
Other	5,033	6,900
Total accrued and other current liabilities	$147,801	$118,333

The profit share liability of $7.0 million to AstraZeneca as of June 30, 2021 and December 31, 2020 represented the profit/loss share between FibroGen Beijing and AstraZeneca that was calculated for the interim period pursuant to the China Amendment. This liability correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Amendment.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued long-term co-promotion expenses	$19,205	$27,424
Other long-term tax liabilities	8,985	8,675
Other	2,469	2,690
Total other long-term liabilities	$30,659	$38,789

7.	Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$10,681	$10,780	$22,903	$21,417
Selling, general and administrative	8,320	6,864	15,482	13,143
Total stock-based compensation expense	$19,001	$17,644	$38,385	$34,560

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock Options
Expected term (in years)	5.6	5.5	5.7	5.7
Expected volatility	63.4%	69.2%	59.4%	68.4%
Risk-free interest rate	0.9%	0.4%	0.7%	0.8%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$11.91	$21.72	$25.38	$17.75

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.5 - 104.2%	49.5 - 77.1%	47.5 - 104.2%	49.5 - 77.1%
Risk-free interest rate	0.0 - 2.2%	0.2 - 2.9%	0.0 - 2.2%	0.2 - 2.9%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$13.60	$17.82	$14.69	$18.11

8.	Income Taxes

Provision for (benefit from) income tax for the three and six months ended June 30, 2021 were primarily due to foreign taxes. Provision for (benefit from) income tax for the three and six months ended June 30, 2020 were primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, and foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9.	Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $2.6 million and $4.8 million for the three months ended June 30, 2021 and 2020, and $6.3 million and $9.5 million for the six months ended June 30, 2021 and 2020, respectively. The Company also recorded drug product revenue from Astellas of $(2.0) million and $8.2 million for the three months ended June 30, 2021 and 2020, and $2.1 million and $8.2 million for the six months ended June 30, 2021 and 2020, respectively. See Note 2, Collaboration Agreements and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, accounts receivable from Astellas were $2.6 million and $4.1 million, respectively.

As of June 30, 2021 and December 31, 2020, total deferred revenue from Astellas was $20.1 million and $7.5 million, respectively.

As of June 30, 2021, the amount due to Astellas was immaterial. As of December 31, 2020, amount due to Astellas was $1.1 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Variable Interest Entity, for details.

For the three and six months ended June 30, 2021, the net product revenue from Falikang was $11.8 million and $22.2 million, respectively. See Note 2, Collaboration Agreements and Revenues, for details.

For the three and six months ended June 30, 2021, the investment income in Falikang was $0.6 million and $0.3 million, respectively. As of June 30, 2021 and December 31, 2020, the Company’s equity method investment in Falikang was $3.1 million and $2.7 million, respectively. See Note 3, Variable Interest Entity, for details.

As of June 30, 2021, accounts receivable, net, from Falikang was of $10.8 million.

As of June 30, 2021, there was no miscellaneous receivables from Falikang. As of December 31, 2020, prepaid expenses and other current assets included miscellaneous receivables from Falikang of $0.9 million.

10.Commitments and Contingencies

Contract Obligations

As of June 30, 2021, the Company had outstanding total non-cancelable purchase obligations of $81.9 million, including $29.6 million for manufacture and supply of roxadustat, $47.3 million for manufacture and supply of pamrevlumab, and $5.0 million for other purchases. The Company expects to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2021, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $359.2 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Galectin-9), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

The Company did not have material accruals for any currently active legal action in its condensed consolidated balance sheets as of June 30, 2021, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. Motions for lead plaintiff were filed on June 11, 2021 and a hearing on the motion is scheduled for August 19, 2021. Once a lead plaintiff is appointed by the Court, the Company expects to receive an amended consolidated complaint.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of the Company’s officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaints. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants have not yet been served.

The Company believes that the claims are without merit and it intends to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against FibroGen or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

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

11.Subsequent Event

Outcome of FDA Advisory Committee Review

On July 15, 2021, the FDA CRDAC voted to recommend not approving roxadustat for the treatment of anemia due to CKD in adult patients. While the FDA is not required to follow the CRDAC’s vote, the agency considers the CRDAC’s non-binding recommendations when making its decision.

The Company evaluated this subsequent event and concluded that it required adjustment and disclosure in the condensed consolidated financial statements, specifically to the drug product revenue related the bulk drug product shipments to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. As a result, the Company recorded $11.2 million as deferred revenue as of June 30, 2021. See Note 2, Collaboration Agreements and Revenues, for details.

License Agreement with Eluminex

On July 19, 2021, Eluminex Biosciences (Suzhou) Limited (“Eluminex”), an ophthalmology-focused biotechnology company headquartered in Suzhou, China with a US-subsidiary office in San Francisco Bay Area, California, exclusively licensed global rights from FibroGen, Inc. for the development and commercialization of an investigational biosynthetic cornea derived from recombinant human collagen Type III intended to treat patients with corneal blindness.

Under the terms of the agreement, Eluminex will make an $8 million upfront payment to FibroGen. In addition, FibroGen may receive up to a total of $64 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will also be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based upon worldwide net sales of other recombinant human collagen type III products that are not cornea products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 (“2020 Form 10-K”).

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

Roxadustat, our most advanced product, is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that is being commercialized in China (tradename: 爱瑞卓®) for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients. EVRENZO® (roxadustat) is also being commercialized in Japan and has been approved in South Korea and Chile for the treatment of anemia associated with CKD in dialysis and non-dialysis patients.

In June 2021, the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”) adopted a positive opinion, recommending the granting of Marketing Authorization Application (“MAA”) for the medicinal product Evrenzo (roxadustat), intended for the treatment of adult patients with symptomatic anemia associated with CKD. Our partner Astellas Pharma Inc. (“Astellas”) expects an approval decision on the MAA for roxadustat by the European Commission in August 2021.

In July 2021, the United States (“U.S.”) Food and Drug Administration (“FDA”) Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) voted to recommend not approving roxadustat, an oral HIF-PH inhibitor, for the treatment of anemia due to CKD in adult patients. The CRDAC vote was 13 to 1 for non-dialysis dependent CKD patients, and 12 to 2 for dialysis-dependent CKD patients. While the FDA is not required to follow CRDAC’s vote, the agency considers CRDAC’s non-binding recommendations when making its decision.

Roxadustat is in Phase 3 clinical development in the U.S. and Europe and in Phase 3 development in China for anemia associated with myelodysplastic syndromes (“MDS”). Roxadustat is in Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, a human monoclonal antibody targeting CTGF, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”).

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

The financial results for the three and six months ended June 30, 2021 were not significantly impacted by COVID-19 relative to prior quarters. However, we will continue to monitor, and to the extent possible, mitigate the impact of the COVID-19 pandemic on our business.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except for per share data)
Result of Operations
Revenue	$24,364	$42,888	$62,793	$67,288
Operating costs and expenses	158,199	128,025	267,056	233,500
Net loss	(133,988)	(85,313)	(205,743)	(163,661)
Net loss per share - basic and diluted	$(1.45)	$(0.95)	$(2.24)	$(1.84)

			June 30, 2021	December 31, 2020
			(in thousands)
Balance Sheet
Cash and cash equivalents			$353,361	$678,393
Short-term and long-term investments			259,609	8,388
Accounts receivable			$24,266	$41,883

Our revenue for the three and six months ended June 30, 2021 included the revenue recognized related to the following:

•	$19.6 million and $34.2 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•	$13.4 million and $28.7 million of net product revenue from roxadustat commercial sales in China; and
•

$(8.6) million and $(0.2) million of drug product revenue primarily resulted from the deferred considerations of roxadustat bulk drug or active pharmaceutical ingredient (“API”) deliveries to AstraZeneca and Astellas.

As a comparison, our revenue for the three and six months ended June 30, 2020 included the revenue recognized related to the following:

•	$19.0 million and $38.4 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•	$15.7 million and 20.6 million of net product revenue from roxadustat commercial sales in China; and
•	$8.2 million of roxadustat API delivery to Astellas.

Operating costs and expenses for the three and six months ended June 30, 2021 increased compared to the same periods a year ago as a result of the net effect of the following:

•	Expense of $25 million for acquired in-process research and development asset from HiFiBiO Therapeutics (“HiFiBiO”);
•	Higher clinical trial expenses associated with Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies;
•	Higher drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•	Higher employee-related expenses resulting from higher average compensation level and headcount; and
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

For the three and six months ended June 30, 2021, we had net losses of $134.0 million and 205.7 million, respectively, or net loss per basic and diluted share of $1.45 and $2.24, respectively, as compared to a net loss of $85.3 million and $163.7 million for the same periods a year ago, due to decreases in revenue, and increases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $637.2 million at June 30, 2021, a decrease of $91.5 million from December 31, 2020, primarily due to the cash used in operations.

Commercial and Development Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Our collaboration partner AstraZeneca and we continue to expand the commercialization of roxadustat (tradename: 爱瑞卓®) in China where it is approved for the treatment of anemia caused by CKD in non-dialysis and dialysis patients. As of the second quarter of 2021, roxadustat was listed at hospitals that collectively represent approximately 81% of the CKD anemia market opportunity in China and roxadustat had a 32% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor currently on the market in China).

In Japan, our partner Astellas continues the commercial launch of EVRENZO® (roxadustat) for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

In June 2021, the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion, recommending the granting of MAA for the medicinal product Evrenzo (roxadustat), intended for the treatment of adult patients with symptomatic anemia associated with CKD. Our partner Astellas expects an approval decision on the MAA for roxadustat by the European Commission in August 2021.

EVRENZO® (roxadustat) has also been approved for the treatment of anemia in CKD patients on dialysis and patients not on dialysis in South Korea and Chile. In collaboration with AstraZeneca, applications for marketing approval of roxadustat in CKD anemia have been submitted in Canada, Australia, Mexico, Brazil, Taiwan, Philippines, Singapore, India, Colombia, and Thailand.

In July 2021, the FDA CRDAC voted to recommend not approving roxadustat, an oral HIF-PH inhibitor, for the treatment of anemia due to CKD in adult patients. While the FDA is not required to follow CRDAC’s vote, the agency considers CRDAC’s non-binding recommendations when making its decision.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We are continuing to enroll MATTERHORN, our Phase 2/3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS in the U.S. and Europe. This 160-patient trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study between the second half of 2022 and the first half of 2023.

In China, we are enrolling the randomized, double-blind, placebo-controlled portion of our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. One hundred thirty-five subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is percentage of patients achieving a hemoglobin response.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We have completed enrollment in WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia. This is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in 92 patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with a treatment duration of 16 weeks. We expect topline data from this study in the third quarter of 2021.

Pamrevlumab (FG-3019) – Monoclonal Antibody Targeting Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of CTGF, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

In the second quarter of 2021, the FDA granted both Rare Pediatric Disease designation and Fast Track designation for pamrevlumab for the treatment of patients with DMD. In addition, the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of IPF, locally advanced unresectable pancreatic cancer, and DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and locally advanced unresectable pancreatic cancer.

Idiopathic Pulmonary Fibrosis

We are conducting ZEPHYRUS-1, our Phase 3 trial of pamrevlumab in IPF patients, as well as our newly initiated ZEPHYRUS-2, a second IPF Phase 3 study. Both studies are randomized, double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients, each with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity. The primary efficacy endpoint in Europe for each study is disease progression (defined by a decline in forced vital capacity percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline. We expect topline data from ZEPHYRUS-1 in mid-2023.

Locally Advanced Unresectable Pancreatic Cancer

We continue to enroll LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 260 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). Overall survival is the primary endpoint of this study. An interim analysis of event-free survival will be completed in the second half of 2022 for potential accelerated approval.

In June 2021 the Pancreatic Cancer Action Network's (PanCAN) Precision PromiseSM adaptive trial platform included pamrevlumab, with standard of care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), in its study for patients with metastatic pancreatic cancer. The combination therapy is offered to patients as either a first- or second-line treatment option, marking the first experimental treatment arm to be offered as a first-line treatment in PanCAN’s innovative Precision Promise trial. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities.

Duchenne Muscular Dystrophy

We continue to enroll LELANTOS-1, our Phase 3 clinical trial evaluating pamrevlumab in combination with systemic corticosteroids as a treatment for DMD. LELANTOS is a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients are randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, performance, cardiac, and fibrosis assessments. We expect topline data from this study in the first half of 2023.

We also continue to enroll our double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS 2, evaluating pamrevlumab in combination with systemic corticosteroids in approximately 70 ambulatory DMD patients. Patients aged 6-12 will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52.

Licensing Activities

Exclusive License and Option Agreement with HiFiBiO Therapeutics

On June 17, 2021, we announced a partnership with HiFiBiO covering three HiFiBiO programs.

FibroGen exclusively licensed all product candidates in the Galectin-9 program and will have sole right to develop them worldwide. FibroGen has also obtained exclusive options to license all product candidates in HiFiBiO’s CXCR5 and CCR8 programs. Each option may be independently exercised following delivery of program-specific data to be generated by HiFiBiO. If an option is exercised, FibroGen will have the sole right to develop products from that program worldwide. Under the terms of the Exclusive License and Option Agreement, dated June 16, 2021 (the “HiFiBiO Agreement”), FibroGen will make a $25 million upfront payment to HiFiBiO, as well as payments upon option exercise. In addition, HiFiBiO may receive up to a total of an additional $1.1 billion in future option, clinical, regulatory, and commercial milestone payments across all three programs. HiFiBiO will also be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales. The HiFiBiO Agreement is filed as an exhibit hereto.

Exclusive License with Eluminex Biosciences

On July 19, 2021, we announced an exclusive license of our global rights to investigational biosynthetic cornea derived from recombinant human collagen type III Eluminex Biosciences (Suzhou) Limited (“Eluminex”).

Under the terms of the agreement with Eluminex (the “Eluminex Agreement”), Eluminex will make an $8 million upfront payment to FibroGen. In addition, FibroGen may receive up to a total of $64 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based on worldwide net sale of other recombinant human collagen type III products that are not cornea products. The Eluminex Agreement contains other industry standard license terms including related to exclusivity, sublicensing, manufacturing, milestones, royalties, intellectual property, and termination. The Eluminex Agreement will expire on a product-by-product and country-by-country basis at the end of the applicable royalty term.

The foregoing description of the Eluminex Agreement is not a complete description thereof, and is qualified in its entirety by reference to the actual Agreement that will be filed with the SEC as an exhibit to FibroGen’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2021.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Europe Agreement”). Under these agreements, the aggregate amount of such consideration received through June 30, 2021 totals $645.1 million.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, the related drug product revenue was $(2.0) and $2.1 million for the three and six months ended June 30, 2021, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We shipped bulk drug product to Astellas as pre-commercial supply for process validation purposes during the first quarter of 2021. We recorded the consideration of $11.8 million from this shipment as deferred revenue as of June 30, 2021, due to a high degree of uncertainty associated with the final consideration. The deferred revenue will be recognized as and when uncertainty is resolved.

AstraZeneca

In July 2013, we entered into the U.S./RoW Agreement a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China. In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“China Agreement”). Under the AstraZeneca agreements, aggregate amount of such consideration received through June 30, 2021 totals $516.2 million.

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment in the third quarter of 2020, as discussed and defined below in China Amendment.

In 2020, we entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We shipped bulk drug product to AstraZeneca as commercial supply during 2020 and the first and second quarter of 2021. Based on the above-mentioned FDA CRDAC’s vote on July 15, 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price, and recorded $11.2 million as deferred revenue as of June 30, 2021.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. During the three and six months ended June 30, 2021, we recognized net product revenue of $11.8 million and $22.2 million, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2021 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through June 30, 2021	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500	$172,593
Europe Agreement	540,000	205,000	745,000
Total Astellas	645,093	272,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,161,293	$1,382,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$—	$—	—%	$—	$—	$—	—%
Development and other revenue	19,641	18,957	684	4%	34,228	38,402	(4,174)	(11)%
Product revenue, net	13,371	15,693	(2,322)	(15)%	28,733	20,648	8,085	39%
Drug product revenue	(8,648)	8,238	(16,886)	(205)%	(168)	8,238	(8,406)	(102)%
Total revenue	$24,364	$42,888	$(18,524)	(43)%	$62,793	$67,288	$(4,495)	(7)%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started roxadustat commercial sales in China in 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the periods. This revenue is generally recognized as deliverables are met and services are performed. We did not have any license revenue for the three and six months ended June 30, 2021 and 2020.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and expected to continue through 2028. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of June 30, 2021, the estimated future non-contingent development periods range from three to 48 months. Other revenues consist of sales of research and development material and have not been material for any of the periods presented.

Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the New Drug Application (“NDA”) or MAA approval, and to Astellas for ongoing commercial launch in Japan. Drug product revenue is recognized when we fulfill the delivery obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on drug product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $18.5 million, or 43% for the three months ended June 30, 2021 and $4.5 million, or 7% for the six months ended June 30, 2021, compared to the same periods a year ago for the reasons discussed in the sections below.

Development and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Development revenue:
Astellas	$2,645	$4,766	$(2,121)	(45)%	$6,256	$9,503	$(3,247)	(34)%
AstraZeneca	16,993	14,191	2,802	20%	27,969	28,899	(930)	(3)%
Total development revenue	19,638	18,957	681	4%	34,225	38,402	(4,177)	(11)%

Development and other revenue increased $0.7 million, or 4% for the three months ended June 30, 2021 and decreased $4.2 million, or 11% for the six months ended June 30, 2021, compared to the same periods a year ago.

Co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the three and six months ended June 30, 2021 decreased as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three and six months ended June 30, 2021 was impacted by the increase in CKD related co-development billings in the U.S., offset by the extension of the estimated future non-contingent development period when we were notified of the FDA CRDAC meeting to review the NDA for roxadustat.

Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$2,230	$19,833	$(17,603)	(89)%	$7,659	$25,205	$(17,546)	(70)%
Discounts and rebates	(618)	(4,095)	3,477	(85)%	(1,181)	(4,512)	3,331	(74)%
Sales returns	(1)	(45)	44	(98)%	88	(45)	133	(296)%
Direct sales revenue, net	1,611	15,693	(14,082)	(90)%	6,566	20,648	(14,082)	(68)%

Sales to Falikang:
Gross transfer price	26,714	—	26,714	100%	51,115	—	51,115	100%
Profit share	(9,573)	—	(9,573)	100%	(19,636)	—	(19,636)	100%
Net transfer price	17,141	—	17,141	100%	31,479	—	31,479	100%
Increase in deferred revenue	(5,381)	—	(5,381)	100%	(9,312)	—	(9,312)	100%
Sales to Falikang revenue, net	11,760	—	11,760	100%	22,167	—	22,167	100%
Total product revenue, net	$13,371	$15,693	$(2,322)	(15)%	$28,733	$20,648	$8,085	39%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China.

Product revenue from direct sales to distributors is recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for those products, net of various sales rebates and discounts. The gross product revenue from direct sales to distributors was $2.3 million and $19.8 million for the three months ended June 30, 2021 and 2020, and $7.7 million and $25.2 million for six months ended June 30, 2021 and 2020, respectively. The total discounts and rebates were $0.6 million and $4.1 million for the three months ended June 30, 2021 and 2020, and $1.2 million and $4.5 million for six months ended June 30, 2021 and 2020, respectively. The discounts and rebates primarily consisted of the contractual sales rebate that were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement, and non-key account hospital listing award that was calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period. In the second quarter of 2020, we recorded a $2.6 million as a reduction to the revenue related to accounting modifications of non-key account hospital listing award, when we amended the agreement with our pharmaceutical distributors.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. During the three and six months ended June 30, 2021, the gross transfer price was $26.7 million and $51.1 million respectively, net of the calculated profit share of $9.6 million and $19.6 million respectively. Following updates to our estimates, we deferred $5.4 million and $9.3 million from the sales to Falikang for the three and six months ended June 30, 2021, respectively, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Drug product revenue:
Astellas	$(1,974)	$8,238	$(10,212)	(124)%	$2,056	$8,238	$(6,182)	(75)%
AstraZeneca	(6,674)	—	(6,674)	(100)%	(2,224)	—	(2,224)	(100)%
Total drug product revenue:	$(8,648)	$8,238	$(16,886)	(205)%	$(168)	$8,238	$(8,406)	(102)%

During the three months ended June 30, 2021, we recorded a reduction of $2.0 million to the drug product revenue related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, due to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas at June 30, 2021, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others. During the first quarter of 2021, the Company recorded $4.0 million drug product revenue related to the same API shipments for the change in estimated variable consideration based on the API held by Astellas at March 31, 2021, under the same methodology.

During the three months ended March 31, 2021, we shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. We recorded the consideration of $11.8 million from this shipment as deferred revenue as of June 30, 2021, due to a high degree of uncertainty associated to the final consideration, which will be recognized as and when uncertainty is resolved.

During three and six months ended June 30, 2021, we shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the above-mentioned FDA CRDAC’s vote on July 15, 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price, and recorded $11.2 million as deferred revenue as of June 30, 2021.

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$3,078	$3,076	$2	—%	$6,479	$4,047	$2,432	60%
Research and development	122,567	61,414	61,153	100%	197,243	116,315	80,928	70%
Selling, general and administrative	32,554	63,535	(30,981)	(49)%	63,334	113,138	(49,804)	(44)%
Total operating costs and expenses	$158,199	$128,025	$30,174	24%	$267,056	$233,500	$33,556	14%

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers and their communities, as their safety and well-being are our top priority. We have also seen some reduced enrollment in our clinical trials, particularly for our IPF pamrevlumab trial. However, the overall impact of COVID-19 on our expenses was not significant. During the three and six months ended June 30, 2021, some reduction in expenses, such as due to paused or slowed enrollment for trials, were offset by some increased expenses, such as in patient care.

Total operating costs and expenses increased $30.2 million, or 24% for the three months ended June 30, 2021, and $33.6 million, or 14% for the six months ended June 30, 2021, compared to the same periods a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold was $3.1 million for each of the three months ended June 30, 2021 and 2020. Cost of goods sold was $6.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold, associated with the roxadustat commercial sales in China, was $1.9 million and $2.7 million for the three months ended June 30, 2021 and 2020, and $4.6 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively, due to the sales to Falikang that started in January 2021, offset by the overall increase in the gross sales.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $1.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, and $1.9 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations (“CROs”), other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development asset that has no alternative future use other than in a particular research and development project.

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Phase of Development	2021	2020	2021	2020
		(in thousands)
Roxadustat	Phase 3	$27,313	$34,332	$53,641	$60,344
Pamrevlumab	Phase 2/3	58,277	23,320	93,523	45,401
Other research and development expenses		36,977	3,762	50,079	10,570
Total research and development expenses		$122,567	$61,414	$197,243	$116,315

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

Research and development expenses increased $61.2 million, or 100% for the three months ended June 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•	Expense of $25.0 million for acquired in-process research and development asset from HiFiBiO;
•	Increase of $21.7 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•	Increase of $8.3 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Increase of $3.2 million in employee-related costs primarily due to higher headcount in the research and development functions and higher compensation levels; and
•	Increase of $2.4 million in outside services due to higher consulting expenses related to roxadustat in China and higher scientific contract activities related to pamrevlumab Phase 3.

Research and development expenses increased $80.9 million, or 70% for the six months ended June 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•	Expense of $25.0 million for acquired in-process research and development asset from HiFiBiO;
•	Increase of $22.8 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Increase of $20.0 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•	Increase of $7.3 million in employee-related costs primarily due to higher headcount in the research and development functions and higher compensation levels;
•	Increase of $3.8 million in outside services due to higher consulting expenses related to roxadustat in China and higher scientific contract activities related to pamrevlumab Phase 3; and
•	Increase of $1.5 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities expensed in the normal course.

Selling, General and Administrative Expenses

We started to incur sales and marketing expenses in 2019 in China to prepare for commercial operations. Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses, recruiting fees and expenses associated with obtaining and maintaining patents. We anticipate that our SG&A expenses will increase in the future as we anticipate an increase in payroll and related expenses associated with an increase in headcount to support the growth of the business in connection with potential commercialization of our product candidates.

SG&A expenses decreased $31.0 million, or 49% for the three months ended June 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•

Decrease of $34.9 million in outside service expenses, due to the above-mentioned change in the calculation of co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca in the third quarter of 2020. In addition, since Falikang became fully operational in January 2021, substantially all direct product sales to distributors were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity;

•	Decrease of $1.8 million in legal expenses primarily associated with less patent-related activities in United Kingdom compared to prior year period;

•	Increase of $1.7 million in employee-related costs primarily due to higher headcount in the general and administrative functions and higher compensation levels;
•	Increase of $1.6 million in facilities-related expense due higher repair and general maintenance expenses; and
•	Increase of $1.5 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities expensed in the normal course.

SG&A expenses decreased $49.8 million, or 44% for the six months ended June 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•

Decrease of $59.5 million in outside service expenses, due to the above-mentioned change in the calculation of co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca in the third quarter of 2020. In addition, since Falikang became fully operational in January 2021, substantially all direct product sales to distributors were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity;

•	Decrease of $1.5 million in legal expenses primarily associated with less patent-related activities in United Kingdom compared to prior year period;
•	Increase of $3.9 million in employee-related costs primarily due to higher headcount in the general and administrative functions and higher compensation levels;
•	Increase of $2.6 million in facilities-related expense due higher repair and general maintenance expenses.
•	Increase of $2.3 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities expensed in the normal course; and
•	Increase of $2.2 million in audit and tax expenses.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(355)	$(651)	$296	(45)%	$(856)	$(1,284)	$428	(33)%
Interest income and other income (expenses), net	(363)	644	(1,007)	(156)%	(817)	3,810	(4,627)	(121)%
Total interest and other, net	$(718)	$(7)	$(711)	10,157%	$(1,673)	$2,526	$(4,199)	(166)%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $0.3 million, or 45% for the three months ended June 30, 2021, and $0.4 million, or 33% for the six months ended June 30, 2021 compared to the same periods a year ago. The decrease was primarily due to the lease amendment effective June 1, 2021, related to our long-term property lease in San Francisco, was determined as a lease modification and classified as an operating lease, as compared to a finance lease before the lease modification. In addition, the new lease agreement effective in February 2021 for our long-term property lease in China was classified as an operating lease, as compared to a finance lease for the expired lease. The classification for both leases no longer trigger recognition of interest on the lease liabilities separately in the condensed statement of operations. See Note 5, Leases, to the condensed consolidated financial statements for details.
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

Interest income and other, net decreased $1.0 million, or 156% for the three months ended June 30, 2021, and $4.6 million, or 121% for the six months ended June 30, 2021 compared to the same periods a year ago, primarily due to lower interest earned on our cash, cash equivalents and investments associated with the lower average balances and lower interest rates.

In addition, on April 1, 2020, FibroGen Beijing adopted Renminbi Yuan (“CNY”) as its functional currency based on reassessment of the primary economic environment in which FibroGen Beijing operates, as such environment was mainly associated with its growing manufacturing and product sales activities conducted in CNY. Prior to April 1, 2020, FibroGen Beijing’s functional currency was the U.S. dollar. This changed resulted in a one-time $1.0 million foreign currency loss during the three and six months ended June 30, 2020.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Loss before income taxes	$(134,553)	$(85,144)	$(205,936)	$(163,686)
Provision for (benefit from) income taxes	(3)	169	130	(25)
Effective tax rate	—%	(0.2)%	(0.1)%	—%

Provision for (benefit from) income tax for the three and six months ended June 30, 2021 were primarily due to foreign taxes. Provision for (benefit from) income tax for the three and six months ended June 30, 2020 were primarily due to the tax effect arising from other comprehensive income related to available-for-sale securities, and foreign taxes.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, we have established and continue to maintain a full valuation allowance against our net deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Investment income in unconsolidated variable interest entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated VIE accounted for under the equity method, and was immaterial for the three and six months ended June 30, 2021. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of June 30, 2021, we had cash and cash equivalents of $353.4 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments and marketable equity investments, and stated at fair value, are also available as a source of liquidity. As of June 30, 2021, we had short-term and long-term investments of $153.9 million and $105.8 million, respectively. As of June 30, 2021, a total of $85.1 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $63.8 million of our cash and cash equivalents is held in China, to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat product in China. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. We expect increase in our operating expenses as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. To date, we have funded certain portions of our research and development and manufacturing efforts in China and Europe through outside parties. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although our share of expenses for roxadustat are expected to decrease as a result of AstraZeneca funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(71,527)	$90,179
Investing activities	(254,252)	209,864
Financing activities	301	3,459
Effect of exchange rate changes on cash and cash equivalents	446	(499)
Net increase (decrease) in cash and cash equivalents	$(325,032)	$303,003

Operating Activities

Net cash used in operating activities was $71.5 million for the six months ended June 30, 2021 and consisted primarily of net loss of $205.7 million adjusted for non-operating cash items of $73.5 million, offset by a net increase in operating assets and liabilities of $60.7 million. The significant non-operating cash items included stock-based compensation expense of $38.4 million, expense for acquired in-process research and development asset from HiFiBiO of $25.0 million, depreciation expense of $5.2 million and amortization of finance lease right-of-use assets of $4.4 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Deferred revenue of $33.1 million, primarily related to the above-mentioned $11.8 million and $11.2 million of the deferred considerations of the bulk drug product shipped to Astellas and AstraZeneca, respectively, due to a high degree of uncertainty associated to the final consideration, and $9.3 million of the deferred revenue from the sales to Falikang associated with the China performance obligation. The change in deferred revenue was also driven by the extension of the estimated future non-contingent development period and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements and Revenues, to the condensed consolidated financial statements for details;

•	Accrued and other liabilities of $27.7 million, primarily driven by the timing of invoicing and payment; and
•

Accounts receivable of $17.9 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca, as well as the collection from our distributors and Falikang.

The increases were partially offset by the decreases resulting from the following:

•

Other long-term liabilities of $8.1 million, primarily due to the decrease in the co-promotional expenses with AstraZeneca for its sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year; and

•

Inventories of $7.9 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.

Net cash provided by operating activities was $90.2 million for the six months ended June 30, 2020 and consisted primarily of net loss of $163.7 million adjusted for non-operating cash items of $45.7 million, offset by a net increase in operating assets and liabilities of $208.2 million. The significant non-operating cash items included stock-based compensation expense of $34.6 million, depreciation expense of $5.7 million and amortization of finance lease right-of-use assets of $5.2 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

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

Net cash used in investing activities was $254.3 million for the six months ended June 30, 2021 and consisted primarily of $266.6 million of cash used in purchases of available-for-sale securities, partially offset by $10.6 million of proceeds from maturities of investments, and $4.0 million of proceeds from sales of available-for-sale securities.

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

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2021 and consisted primarily of $11.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”), partially offset by $5.9 million of cash paid for payroll taxes on restricted stock unit releases, and $5.3 million of repayments of finance lease liabilities.

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2020 and consisted primarily of $16.5 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our ESPP, partially offset by $6.9 million of cash paid for payroll taxes on restricted stock unit releases, and $6.0 million of repayments of finance lease liabilities.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

As of June 30, 2021, we had $104.9 million of operating lease liabilities. Our finance lease liabilities were immaterial as of June 30, 2021.

As of June 30, 2021, we had outstanding total non-cancelable purchase obligations of $81.9 million, including $29.6 million for manufacture and supply of roxadustat, $47.3 million for manufacture and supply of pamrevlumab, and $5.0 million for other purchases. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. As of June 30, 2021, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $359.2 million in total potential future milestone payments under our license agreements with HiFiBiO (for Galectin-9), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Recently Issued Accounting Guidance

For recently issued accounting guidance, see Note 1, Significant Accounting Policies, to the condensed consolidated financial statements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2021 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the following:

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

The promises identified under the AstraZeneca China Agreement, including the license, co-development services and manufacturing of commercial supplies have been bundled into the China performance obligation. Amounts of the transaction price allocable to this performance obligation under our agreements with AstraZeneca are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

The initiation of roxadustat sales to Falikang marked the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which we believe those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in cumulative catch up adjustments due to changes in estimates.

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

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes key estimates such as total sales quantity, performance period, gross transfer price and profit share, which require a substantial degree of judgment.

Any net transfer price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied.

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

●

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. We consider this particular award to be an upfront payment to a customer within the definitions of the ASC 606. The non-key account hospital listing award is capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and six months ended June 30, 2021, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan and Status

Our Board of Directors and management are committed to maintaining a strong internal control environment. We have developed a detailed remediation plan and are making progress of what will be a multi-step remediation process to fully remediate the material weaknesses described above. Specifically, as of June 30, 2021, we have continued with the remediation steps that were initiated in the fourth quarter of 2020, including, but not limited to, the following:

•

We have started a comprehensive annual risk assessment process, and will continue to refine the risk assessment, to identify and design our control activities related to the above mentioned material weaknesses;

•

We have identified and designed new controls and procedures associated with drug product revenue, and where applicable implemented new procedures and controls during the fourth quarter of 2020 and the first two quarters of 2021, and will continue to implement new procedures and controls in the future; and

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

Changes in Internal Control over Financial Reporting

Besides the new procedures and controls implemented to date as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of June 30, 2021, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the United States (“U.S.”) District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. Motions for lead plaintiff were filed on June 11, 2021 and a hearing on the motion is scheduled for August 19, 2021. Once a lead plaintiff is appointed by the Court, the Company expects to receive an amended consolidated complaint.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of the Company’s officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaints. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants have not yet been served.

The Company believes that the claims are without merit and it intends to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against FibroGen or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

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

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab. While we have received approval of our New Drug Applications (“NDA”) for roxadustat in the People’s Republic of China (“China”), Japan, South Korea, and Chile for chronic kidney disease (“CKD”) anemia for patients on dialysis and not on dialysis, our partners and we will need to make substantial additional investments in the development and commercialization of roxadustat worldwide and in various indications. Our near-term prospects, including maintaining our existing collaborations with Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”), will depend heavily on successful development and commercialization of roxadustat, including obtaining additional regulatory approvals for the commercialization of roxadustat for anemia associated with CKD.

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

Although regulatory approval has been obtained for roxadustat in China, Japan, South Korea, and Chile, we may be unable to obtain regulatory approval in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.*

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat, pamrevlumab, or any of our other product candidates in one or more indications and jurisdictions.

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

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities or an independent advisory committee that roxadustat is safe and effective in treating anemia in CKD, myelodysplastic syndromes, or chemotherapy-induced anemia, or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer, or DMD;

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

The FDA or other regulatory authorities may require more information (including additional preclinical or clinical data to support approval), which may delay or prevent approval or cause us to abandon the development program altogether. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation and Mitigation Strategy (or other regulatory authorities may require the establishment of a similar strategy), that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us.

The negative vote of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting is expected to have a significant impact on roxadustat’s approvability in CKD anemia in the U.S.*

The Cardiovascular and Renal Drugs Advisory Committee (“CRDAC”) of the FDA voted 13 to 1 for non-dialysis dependent patients with CKD, and 12 to 2 for dialysis-dependent CKD patients to recommend not approving roxadustat, an oral hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) inhibitor, for the treatment of anemia due to CKD in adult patients. While the FDA is not required to follow CRDAC's vote, the agency considers CRDAC's non-binding recommendations when making its decision, and there is a high risk roxadustat’s NDA will not be approved, or if it is approved, it may be for a more restricted use than the Company has requested. We do not know how long it will take for the FDA to make a decision on our NDA. The FDA may give us a complete response letter (rejecting our NDA) or further delay approval of our NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information.

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

If our manufacturers or we cannot properly manufacture the appropriate amount of product, we may experience delays in development, regulatory approval, launch or successful commercialization.*

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for roxadustat and pamrevlumab, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers. We may not be able to enter into these agreements with satisfactory terms or on a timely manner. In addition, we may experience delays or technical problems associated with technology transfer of manufacturing processes to any new suppliers.

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

In addition, if we are not able to obtain regulatory approval of roxadustat in the U.S. in CKD anemia, we may have excess supply manufactured in anticipation of commercialization. Such excess supply of roxadustat could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such formulation of roxadustat is approved. We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials, post-approval trials, and commercial supply. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.*

With respect to roxadustat, regulatory approvals obtained, could limit the approved indicated uses for which roxadustat may be marketed. For example, our label approved in Japan, includes the following warning: “Serious thromboembolism such as cerebral infarction, myocardial infarction, and pulmonary embolism may occur, possibly resulting in death, during treatment with roxadustat.” Additionally, in the U.S., ESAs have been subject to significant safety warnings, including the boxed warnings on their labels. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings. Any label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing “HIF-PH” inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical, Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). Akebia has completed Phase 3 studies in CKD patients on dialysis and not on dialysis in the U.S., as well as a Phase 3b, randomized, open-label, active-controlled trial evaluating the efficacy and safety of oral vadadustat once daily and three times weekly for the maintenance treatment of anemia in hemodialysis subjects converting from ESAs. The study completion date is estimated to be May 2022. Akebia announced an additional Phase 3 study evaluating the efficacy and safety of dose conversion from a long-acting ESA (Mircera®) to three times weekly oral vadadustat for the maintenance treatment of anemia in hemodialysis subjects. The estimated study start date is February 2021. On March 30, 2021, Akebia submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in patients on dialysis and not on dialysis. The FDA accepted for filing the NDA for the treatment of anemia due to CKD in both adult patients on dialysis and adult patients not on dialysis, with a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022.

In July 2021, GSK announced positive headline results from five Phase 3 studies of daprodustat for patients with anemia due to CKD. Full results of the studies are anticipated to be presented at a forthcoming medical meeting later in 2021. In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat in June 2020 for the treatment of anemia of CKD patients on and not on dialysis. GSK received approval for daprodustat in Japan in June 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for the launch in Japan of both vadadustat and daprodustat occurred in the third quarter of 2020, with pricing in line with roxadustat pricing. GSK is also conducting global Phase 3 studies in CKD patients on dialysis and not on dialysis, and expects to complete those studies by March 2022. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer received approval for molidustat in Japan in January 2021 for the treatment of anemia in CKD patients on and not on dialysis, with pricing in line with roxadustat pricing. Japan Tobacco received approval in Japan for enarodustat for the treatment of anemia in CKD patients on dialysis and not on dialysis, to be sold by Torii Pharmaceuticals Ltd as ENAROY®. Japan Tobacco and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus started Phase 3 studies in dialysis and non-dialysis CKD patients in India in 2019.

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

Pamrevlumab is a monoclonal antibody that may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Kadmon Holdings, Inc.’s KD025, Galecto’s GB0139, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151. Roche is enrolling patients in a Phase 3 trial evaluating the efficacy and safety of PRM-151, a recombinant human pentraxin-2 (rhPTX-2), compared to placebo in patients with IPF.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community. Demonstrating safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. The degree of market acceptance of any of our approved product candidates will depend on several factors, including:

•	the efficacy of the product candidate as demonstrated in clinical trials;
•	the safety profile and perceptions of safety of our product candidates relative to competitive products;
•	acceptance of the product candidate as a safe and effective treatment by healthcare providers and patients;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•

the inclusion or exclusion of the product candidate from treatment guidelines established by various physician groups and the viewpoints of influential physicians with respect to the product candidate;

•	the cost of the product candidate relative to alternative treatments;
•	adequate pricing and reimbursement by third parties and government authorities as described below;
•	the relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	any unfavorable publicity relating to the product candidate.

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

Risks Related to COVID-19

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

The COVID-19 pandemic may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, government-mandated restrictions, the vaccine penetration rate (globally and in the U.S.), and the efficacy of the COVID-19 vaccines in preventing the spread and effects of current and future COVID-19 variants.

We have taken measures to minimize the health risks of COVID-19 to our staff, patients, healthcare providers, and their communities, as their safety and well-being are our top priority. Despite these efforts, COVID-19 presents a health risk to our employees, including members of senior management.

We have seen impacts from COVID-19 on all of our clinical trials to varying degrees, but COVID-19 has most heavily impacted our clinical trial timelines in IPF, DMD, and MDS. There is a risk that any or all of our clinical trials will be further delayed, in particular our studies in IPF, DMD and MDS, due to a new outbreak which could slow or pause enrollment or site initiation and other direct COVID-19 impacts to clinical sites and clinical service providers. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

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

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including our drug supply chains, problems with our distribution or warehousing vendors, or delays to our (and our partners’) clinical trials or other development efforts, or commercialization and launch activities. The full extent of these effects are unknown, but all of them could have a material impact on our business, operating results, and financial condition.

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

Oppositions were filed against our European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat, and against our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. To date, at oral proceedings, the Opposition Division of the European Patent Office found the ‘488 patent did not meet the grounds for novelty. FibroGen plans to appeal this decision once the Written Decision providing the underlying reasoning has been published. Final resolution of the opposition proceedings will take time, and we cannot be assured of the breadth of the claims that will remain in the `488 Patent or `284 Patent, or that either or both of the patents will not be revoked in their entirety.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Except for roxadustat in China, Japan, South Korea, and Chile for patients on dialysis and not on dialysis, we have not obtained regulatory approval for any product candidate, and it is possible that neither roxadustat nor pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will obtain regulatory approval in additional countries.

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

The FDA or other regulatory authorities may require more information, including additional preclinical or clinical data to support approval, or different analyses, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation and Mitigation Strategy or other regulatory authorities may require the establishment of a similar strategy, that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Anti-bribery laws prohibit us, our employees, and some of our agents or representatives from offering or providing any personal benefit to covered government officials to influence their performance of their duties or induce them to serve interests other than the missions of the public organizations in which they serve. Certain commercial bribery rules also prohibit offering or providing any personal benefit to employees and representatives of commercial companies to influence their performance of their duties or induce them to serve interests other than their employers. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The U.S. Securities and Exchange Commission (“SEC”) is involved with enforcement of the books and records provisions of the FCPA.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2021, approximately $63.8 million of our cash and cash equivalents is held in China.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, myelodysplastic syndromes, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2020, 2019 and 2018 were $189.3 million, $77.0 million and $86.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $1.2 billion. As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $507.2 million plus $105.8 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue to grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

If either or both of our Astellas and AstraZeneca collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our potential commercialization of roxadustat for the treatment of anemia caused by CKD, or we may require additional partnering in order to help fund such development and commercialization. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our development or commercialization efforts or other operations.

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

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of July 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 40.91% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In a press release on April 6, 2021, the Company clarified that certain previously disclosed cardiovascular safety analyses from the roxadustat Phase 3 program for the treatment of anemia in chronic kidney disease included post-hoc changes to the stratification factors, and provided additional data from the cardiovascular safety analyses with the pre-specified stratification factors.  As stated at that time, the Company initiated an internal review to ensure this does not occur in the future.  We have now completed that review.

The Company’s major findings are as follows:

•The underlying data used for cardiovascular safety analyses are accurate, with no data integrity issues with the data used to generate such analyses.

•In its NDA, the Company calculated accurately and described both sets of analyses, including the statistical methodologies and stratification factors utilized.  The statistical analyses using post-hoc stratification factors were designated as “primary” analysis, and the statistical analyses using pre-specified stratification factors as a “sensitivity” analysis.

•We believe a number of elements contributed to the fact that the cardiovascular safety analyses designated as primary included post-hoc stratification factors.  These include a complex data set with data from multiple clinical studies conducted by three companies, and a lack of clarity in the pooled cardiovascular safety analysis plans which identified multiple statistical methods and assessment periods.

•In addition, this information was compartmentalized within the organization, which relied on the founder and then-CEO to make key decisions and facilitate internal communication between groups.  He unfortunately passed away in August 2019 prior to public disclosure of the detailed pooled safety analyses and the NDA filing.

•Those responsible for the statistical analyses believed that it was a reasonable and valid way to analyze and present the data.

Management is taking steps to ensure the Company’s processes are consistent with best practices in all respects. We plan to implement and improve a number of processes and procedures, including independent quality unit oversight of clinical data management, programming, analysis, and reporting.

Those directly responsible for the decision to use post-hoc stratification factors in the primary analyses no longer work for the Company.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*	Sixth Amendment to the Lease by and between ARE-San Francisco No., 43, LLC and FibroGen, Inc. as of June 1, 2021.	—	—	—	—

10.2*†	Exclusive License and Option Agreement by and between FibroGen, Inc. and HiFiBiO (HK) Limited (D.B.A. HiFiBiO Therapeutics), as of June 16, 2021.	—	—	—	—

21.1*	Subsidiaries of FibroGen, Inc.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
†

Portions of this exhibit (indicated by asterisks) have been omitted as the Company has determined that the omitted information is both (i) not material and (ii) the type of information that the Company treats as private or confidential

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: August 9, 2021	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2021	By:	/s/ Pat Cotroneo
Pat Cotroneo
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)