Form 10-Q
period 2021-09-30
FIBROGEN INC
filed 2021-11-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding as of October 31, 2021 was 92,709,943.

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

•

Although regulatory approval has been obtained for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile, we may be unable to obtain regulatory approval for other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.

•

The CRL we received for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S., will decrease and/or delay expected revenue, and may increase the possibility that our Collaboration Agreement with AstraZeneca could be amended or terminated.

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

•	Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•	Clinical trials of our product candidates may not uncover all possible adverse effects that patients may experience.
•	If our manufacturers or we cannot properly manufacture the appropriate volume of product, we may experience delays in development, regulatory approval, launch or successful commercialization.
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

•	Intellectual property rights do not address all potential threats to any competitive advantage we may have.
•	The existence of counterfeit pharmaceutical products in pharmaceutical markets may compromise our brand and reputation and have a material adverse effect on our business, operations and prospects.

Risks Related to Government Regulation

•	The regulatory approval process is highly uncertain and we may not obtain regulatory approval for our product candidates.
•	Our product candidates could fail to receive regulatory approval from the FDA or other regulatory authorities for many reasons.
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

•	The impact of U.S. healthcare reform may adversely affect our business model.
•	Roxadustat is considered a Class 2 substance on the 2019 World Anti-Doping Agency Prohibited List that could limit sales and increase security and distribution costs for our partners and us.
•	Our employees may engage in misconduct or improper activities, which could result in significant liability or harm our reputation.
•	If we fail to comply with environmental, health or safety laws and regulations, we could incur fines, penalties or other costs.

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
•

We use our own manufacturing facilities in China to produce roxadustat API and drug product for the market in China. There are risks inherent to operating commercial manufacturing facilities, and with these being our single source suppliers, we may not be able to continually meet market demand.

•

As a company, we have limited experience in pharmacovigilance, medical affairs, and management of the third-party distribution logistics, and cannot assure you we will be able to meet regulatory requirements or operate in these capacities successfully.

•	Our collaboration partner in China, AstraZeneca, and we may experience difficulties in successfully growing and sustaining sales of roxadustat in China.
•	The retail prices of any product candidates that we develop may be subject to pricing control in China and elsewhere.
•	FibroGen Beijing would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.
•

Any capital contributions from us to FibroGen Beijing must be approved by the Ministry of Commerce in China, and failure to obtain such approval may materially and adversely affect the liquidity position of FibroGen Beijing.

•	We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our operations in China, which could adversely affect our financial performance.
•	Because FibroGen Beijing’s funds are held in banks that do not provide insurance, the failure of any bank in which FibroGen Beijing deposits its funds could adversely affect our business.
•	We may be subject to tax inefficiencies associated with our offshore corporate structure.
•	Our foreign operations, particularly those in China, are subject to significant risks involving the protection of intellectual property.
•	Uncertainties with respect to the China legal system and regulations could have a material adverse effect on us.
•	Changes in China’s economic, governmental, or social conditions could have a material adverse effect on our business.
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

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$274,527	$678,393
Short-term investments	211,875	8,144
Accounts receivable, net ($23,126 and $4,127 from related parties)	35,994	41,883
Inventories	29,315	16,530
Prepaid expenses and other current assets ($0 and $889 from related parties)	21,688	10,160
Total current assets	573,399	755,110
Restricted time deposits	2,072	2,072
Long-term investments	142,636	244
Property and equipment, net	29,052	33,647
Finance lease right-of-use assets	771	29,606
Equity method investment in unconsolidated variable interest entity	3,421	2,728
Operating lease right-of-use assets	94,055	2,043
Other assets	5,107	1,390
Total assets	$850,513	$826,840

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable ($0 and $1,118 to a related party)	$23,868	$24,789
Accrued and other current liabilities ($18 and $24 to a related party)	151,346	118,333
Deferred revenue ($9,113 and $2,907 to a related party)	23,256	6,547
Finance lease liabilities, current	15	12,330
Operating lease liabilities, current	10,831	1,188
Total current liabilities	209,316	163,187
Product development obligations	17,914	18,697
Deferred revenue, net of current ($10,604 and $4,636 to a related party)	162,415	138,474
Finance lease liabilities, non-current	5	25,391
Operating lease liabilities, non-current	91,478	853
Other long-term liabilities	24,322	38,789
Total liabilities	505,450	385,391

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2021, and December 31, 2020	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2021, and December 31, 2020; 92,708 and 91,441 shares issued and outstanding at September 30, 2021, and December 31, 2020	927	914
Additional paid-in capital	1,458,979	1,399,774
Accumulated other comprehensive loss	(4,158)	(4,499)
Accumulated deficit	(1,129,956)	(974,011)
Total stockholders’ equity	325,792	422,178
Non-controlling interests	19,271	19,271
Total equity	345,063	441,449
Total liabilities, stockholders’ equity and non-controlling interests	$850,513	$826,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License revenue(includes $108,434, $0, $108,434 and $0 from a related party)	$116,434	$—	$116,434	$—
Development and other revenue (includes $14,127, $4,736, $20,383 and $14,239 from a related party)	26,097	20,663	60,325	59,065
Product revenue, net (includes $10,328, $0, $32,495 and $0 from a related party)	13,442	22,683	42,175	43,331
Drug product revenue (includes $0, $(3,957), $2,056 and $4,281 from a related party)	—	686	(168)	8,924
Total revenue	155,973	44,032	218,766	111,320

Operating costs and expenses:
Cost of goods sold	3,266	2,207	9,746	6,253
Research and development	75,880	58,476	273,123	174,792
Selling, general and administrative	25,853	(48,981)	89,186	64,157
Total operating costs and expenses	104,999	11,702	372,055	245,202
Income (loss) from operations	50,974	32,330	(153,289)	(133,882)

Interest and other, net
Interest expense	(109)	(580)	(965)	(1,864)
Interest income and other income (expenses), net	(1,303)	1,482	(2,120)	5,292
Total interest and other, net	(1,412)	902	(3,085)	3,428

Income (loss) before income taxes	49,562	33,232	(156,374)	(130,454)
Provision for income taxes	106	215	235	190
Investment income (loss) in unconsolidated variable interest entity	342	(13)	664	(13)
Net income (loss)	$49,798	$33,004	$(155,945)	$(130,657)

Net income (loss) per share:
Basic	$0.54	$0.36	$(1.69)	$(1.46)
Diluted	$0.54	$0.35	$(1.69)	$(1.46)

Weighted average number of common shares used to calculate net income (loss) per share:
Basic	92,644	90,558	92,206	89,414
Diluted	92,808	93,678	92,206	89,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$49,798	$33,004	$(155,945)	$(130,657)
Other comprehensive income (loss):
Foreign currency translation adjustments	396	(2,038)	366	(3,372)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	13	(657)	(25)	(137)
Other comprehensive income (loss), net of taxes	409	(2,695)	341	(3,509)
Comprehensive income (loss)	$50,207	$30,309	$(155,604)	$(134,166)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at June 30, 2021	92,608,929	$926	$1,443,975	$(4,567)	$(1,179,754)	$19,271	$279,851
Net income	—	—	—	—	49,798	—	49,798
Change in unrealized gain or loss on investments	—	—	—	13	—	—	13
Foreign currency translation adjustments	—	—	—	396	—	—	396
Shares issued from stock plans, net of payroll taxes paid	99,023	1	(700)	—	—	—	(699)
Stock-based compensation	—	—	15,704	—	—	—	15,704
Balance at September 30, 2021	92,707,952	$927	$1,458,979	$(4,158)	$(1,129,956)	$19,271	$345,063

Balance at June 30, 2020	90,228,293	$902	$1,344,912	$(1,561)	$(948,381)	$19,271	$415,143
Net income	—	—	—	—	33,004	—	33,004
Change in unrealized gain or loss on investments	—	—	—	(657)	—	—	(657)
Foreign currency translation adjustments	—	—	—	(2,038)	—	—	(2,038)
Shares issued from stock plans, net of payroll taxes paid	656,463	7	7,581	—	—	—	7,588
Stock-based compensation	—	—	17,891	—	—	—	17,891
Balance at September 30, 2020	90,884,756	$909	$1,370,384	$(4,256)	$(915,377)	$19,271	$470,931

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449
Net loss	—	—	—	—	(155,945)	—	(155,945)
Change in unrealized gain or loss on investments	—	—	—	(25)	—	—	(25)
Foreign currency translation adjustments	—	—	—	366	—	—	366
Shares issued from stock plans, net of payroll taxes paid	1,267,319	13	5,116	—	—	—	5,129
Stock-based compensation	—	—	54,089	—	—	—	54,089
Balance at September 30, 2021	92,707,952	$927	$1,458,979	$(4,158)	$(1,129,956)	$19,271	$345,063

Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net loss	—	—	—	—	(130,657)	—	(130,657)
Change in unrealized gain or loss on investments	—	—	—	(137)	—	—	(137)
Foreign currency translation adjustments	—	—	—	(3,372)	—	—	(3,372)
Shares issued from stock plans, net of payroll taxes paid	3,227,267	32	17,208	—	—	—	17,240
Stock-based compensation	—	—	52,451	—	—	—	52,451
Balance at September 30, 2020	90,884,756	$909	$1,370,384	$(4,256)	$(915,377)	$19,271	$470,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(155,945)	$(130,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,717	8,671
Amortization of finance lease right-of-use assets	4,509	7,886
Net accretion of premium and discount on investments	1,447	103
Unrealized loss on equity investments	12	(3)
Investment (gain) loss in unconsolidated variable interest entity	(664)	13
Loss (gain) on disposal of property and equipment	232	(3)
Stock-based compensation	54,089	52,451
Expense for acquired in-process research and development asset	25,000	—
Realized loss on sales of available-for-sale securities	8	258
Changes in operating assets and liabilities:
Accounts receivable, net	6,131	2,520
Inventories	(12,658)	(5,206)
Prepaid expenses and other current assets	(11,160)	121,923
Operating lease right-of-use assets	1,232	678
Other assets	(3,563)	6,857
Accounts payable	(1,115)	1,440
Accrued and other liabilities	31,997	3,478
Operating lease liabilities, current	410	(229)
Deferred revenue	40,650	45,925
Accrued interest for finance lease liabilities	(76)	(196)
Operating lease liabilities, non-current	(1,326)	(479)
Other long-term liabilities	(14,199)	(26,600)
Net cash provided by (used in) operating activities	(27,272)	88,830

Investing activities
Purchases of property and equipment	(3,790)	(1,604)
Payment made for acquired in-process research and development asset	(25,000)	—
Payment made for investment in unconsolidated variable interest entity	—	(2,145)
Purchases of available-for-sale securities	(397,909)	(38)
Proceeds from sales of available-for-sale securities	4,000	10,606
Proceeds from maturities of investments	46,294	301,900
Net cash provided by (used in) investing activities	(376,405)	308,719

Financing activities
Repayments of finance lease liabilities	(5,359)	(9,254)
Repayments of lease obligations	(302)	(302)
Cash paid for payroll taxes on restricted stock unit releases	(6,734)	(9,007)
Proceeds from issuance of common stock	11,863	26,247
Net cash provided by (used in) financing activities	(532)	7,684
Effect of exchange rate change on cash and cash equivalents	343	969
Net increase (decrease) in cash and cash equivalents	(403,866)	406,202
Total cash and cash equivalents at beginning of period	678,393	126,266
Total cash and cash equivalents at end of period	$274,527	$532,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) activity that is approved in the European Union, Great Britain, Japan, South Korea, and Chile for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients, under the tradename EVRENZO®. Roxadustat is also being commercialized in China for CKD anemia in dialysis and non-dialysis patients under the tradename: 爱瑞卓®.

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes and Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe Oy and FibroGen China Anemia Holdings, Ltd. All inter-company transactions and balances have been eliminated in consolidation. For any variable interest entity (“VIE”) for which FibroGen is not the primary beneficiary, the Company uses the equity method of accounting. The Company operates as one reportable segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020 (“2020 Form 10-K”).

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

Net Loss per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$49,798	$33,004	$(155,945)	$(130,657)
Weighted average shares used to compute net income (loss) per share:
Basic	92,644	90,558	92,206	89,414
Dilutive effect of potential common shares	164	3,120	—	—
Diluted	92,808	93,678	92,206	89,414

Net income (loss) per share:
Basic	$0.54	$0.36	$(1.69)	$(1.46)
Diluted	$0.54	$0.35	$(1.69)	$(1.46)

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the nine months ended September 30, 2021 and 2020, the Company reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive.

Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units and shares to be purchased under the employee stock purchase plan totaling 12.5 million and 4.2 million for the three months ended September 30, 2021 and 2020, and totaling 9.7 million and 8.9 million for the nine months ended September 30, 2021 and 2020, respectively, as they were anti-dilutive.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, obtaining second source suppliers, regulatory approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities, the results of clinical trials and the achievement of milestones, market acceptance of the Company’s product candidates, competition from other products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

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

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to LIBOR. The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete this analysis by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the period ended September 30, 2021 and is currently evaluating the impact on its consolidated financial statements and related disclosures upon adoption of this guidance.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2020 Form 10-K, except for the updates to the following:

License revenue

Under a license agreement, if the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognize revenues from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company uses judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), and directly to pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca AB (“AstraZeneca”) and FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”). The Company is not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and the Company lacks the power criterion to direct the activities of Falikang (see Note 3, Variable Interest Entity).

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

The promises identified under the AstraZeneca China Agreement (as defined in Note 2, Collaboration Agreements, License Agreement and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under the Company’s agreements with AstraZeneca as outlined in Note 2, Collaboration Agreements, License Agreement and Revenues, are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

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

Direct Sales to Distributors

The Company sells roxadustat in China directly to a number of pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. These pharmaceutical distributors are the Company’s customers. Hospitals order roxadustat through a distributor and the Company ships the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the product.

The period between the transfer of control of the promised goods and when the Company receives payment is based on 60-day payment terms. As such, product revenue is not adjusted for the effects of a significant financing component.

Product revenue is recorded at the net sales prices that includes the following estimates of variable consideration:

●

Price adjustment: When China’s National Healthcare Security Administration releases price guidance for roxadustat under the National Reimbursement Drug List, any channel inventories that have not been sold through by distributors, or to patients by hospitals and retailers, would be eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels;

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

License Acquisition Agreement

On June 16, 2021, the Company entered into an exclusive license and option agreement with HiFiBiO Therapeutics (“HiFiBiO”) (“HiFiBiO Agreement”), pursuant to which the Company exclusively licensed all product candidates in HiFiBiO’s Galectin-9 program and will have the sole right to develop them worldwide. The Company has also obtained exclusive options to license all product candidates in HiFiBiO’s CXCR5 and CCR8 programs. Under the terms of the HiFiBiO Agreement, the Company will make a $25.0 million upfront payment to HiFiBiO, as well as payments upon option exercise. In addition, HiFiBiO may receive up to a total of an additional $1.1 billion in future option, clinical, regulatory, and commercial milestone payments across all three programs. HiFiBiO will also be eligible to receive royalties based upon worldwide net sales.

The acquisition of these licenses was accounted for as an asset acquisition. The initial upfront payment of $25.0 million related to the license and options acquisition meets the definition of an in-process research and development asset (“IPR&D asset”) under the ASC 730, Research and Development (“ASC 730”). It relates to particular research and development projects and is determined to have no alternative future uses and thus have no separate economic value. Therefore, this upfront payment was recorded as a research and development expense during the second quarter of 2021, and was paid during the three months ended September 30, 2021, which was reflected as an investing activity in the condensed consolidated statement of cash flows.

Contingent consideration payments will be evaluated and recognized when they become probable and reasonably estimable. The related IPR&D asset will only be capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D asset that have no alternative use will be expensed. As of September 30, 2021, all programs were at the early stage of development and the contingencies related to the milestone payments had not been resolved, therefore no contingent consideration was recognized. The Company will reassess the probability of future option payments and contingent payments on a quarterly basis.
2.	Collaboration Agreements, License Agreement and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by Japan’s Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch. The aggregate amount of consideration received through September 30, 2021 totals $105.1 million, excluding drug product revenue that is discussed separately below.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat active pharmaceutical ingredient (“API”) to Astellas for the roxadustat commercial purposes in Japan. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue, as described in details under Drug Product Revenue section below, was $2.1 million for the nine months ended September 30, 2021.

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

During the third quarter of 2021, the European Commission approved EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD. Astellas has launched EVRENZO in Germany, the United Kingdom, the Netherlands, and Austria. This approval triggered a total of $120.0 million milestone payable to the Company by Astellas under the Europe Agreement. Accordingly, the consideration of $120.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the third quarter of 2021 from performance obligations satisfied.

The aggregate amount of consideration received under the Europe Agreement through September 30, 2021 totals $660.0 million, excluding drug product revenue that is discussed separately below.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an Astellas EU Supply Agreement (“EU Supply Agreement”) under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to Astellas as pre-commercial supply for process validation purposes during the first quarter of 2021. The Company continued to record the consideration of $11.8 million from this shipment as deferred revenue as of September 30, 2021, as described in details under Drug Product Revenue section below.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the U.S./RoW Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of April 2020), (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events. The aggregate amount of consideration received under the U.S./RoW Agreement through September 30, 2021 totals $439.0 million, excluding drug product revenue that is discussed separately below.

In 2020, the Company entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to AstraZeneca as commercial supply during 2020, and the first and second quarter of 2021. In August 2021, the FDA Issued a complete response letter (“CRL”) regarding roxadustat’s New Drug Application for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. The Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue and updated the estimated transaction price, and continued to record $11.2 million as deferred revenue as of September 30, 2021. See details under Drug Product Revenue section below.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into the China Agreement (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in the third quarter of 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period. The aggregate amount of such consideration received for milestone and upfront payments through September 30, 2021 totals $77.2 million.

China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively “FibroGen China”) and AstraZeneca (together with FibroGen China, the “Parties”) entered into the China Amendment, effective July 1, 2020, relating to the development and commercialization of roxadustat in China. While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes were made.

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

During the three and nine months ended September 30, 2021, the Company recognized $10.3 million and $32.5 million, respectively, of net product revenue from the sales to Falikang, as described in details under Product Revenue, Net section below.

In addition to sales to Falikang, during the three and nine months ended September 30, 2021, the Company recognized $3.1 million and 9.7 million, respectively, of net product revenue from sales directly to distributors in a few provinces in China, as described as direct sales under Product Revenue, Net section below.

Eluminex Agreement

In July 2021, FibroGen exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III.

Under the terms of the agreement with Eluminex (the “Eluminex Agreement”), Eluminex will make an $8.0 million upfront payment to FibroGen. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will also be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based upon worldwide net sales of other recombinant human collagen type III products that are not cornea products.

The Company accounted for this agreement under ASC 606 and identified one performance obligation at inception of the agreement related to the granting of the license rights to the investigational biosynthetic cornea derived from recombinant human collagen Type III. The Company based its assessment on the determination that Eluminex can benefit from the granted license on its own by developing and commercializing the underlying product using its own resources. All components of the transaction price in the agreement were allocated to the single performance obligation. Additionally, the Company will be responsible for supplying the cornea product at 110% of its product manufacturing costs until its manufacturing technology is fully transferred to Eluminex. Supply of the cornea product will be managed by a separate agreement and is considered a separate performance obligation.

During the third quarter of 2021, the $8.0 million upfront license payment was recognized as license revenue for the performance obligation satisfied. This amount was recorded as an unbilled contract asset as of September 30, 2021 in the prepaid expenses and other current assets in the condensed consolidated balance sheets. The remaining future variable consideration related to future manufacturing, clinical, regulatory milestone payments as described above were fully constrained because the Company cannot conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur, given the inherent uncertainties of success with these future milestones. For commercial milestones and royalties, the Company determined that the license is the predominant item to which the royalties or sales-based milestones relate and revenue will be recognized when the corresponding milestones and royalties are earned.

License Revenue and Development Revenue Recognized Under the Collaboration Agreements and License Agreement

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2021	2020	2021	2020
Japan	License revenue	$—	$—	$—	$—
	Development revenue	$66	$86	$245	$413

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through September 30, 2021	Deferred Revenue at September 30, 2021	Total Consideration Through September 30, 2021
License	$100,347	$—	$100,347
Development revenue	16,595	—	16,595
Total license and development revenue	$116,942	$—	$116,942

The revenue recognized under the Japan Agreement for the three months ended September 30, 2021 included immaterial revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Japan Agreement.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2021	2020	2021	2020
Europe	License revenue	$108,434	$—	$108,434	$—
	Development revenue	$14,061	$4,651	$20,138	$13,827

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through September 30, 2021	Deferred Revenue at September 30, 2021	Total Consideration Through September 30, 2021
License	$596,385	$—	$596,385
Development revenue	269,100	—	269,100
Total license and development revenue	$865,485	$—	$865,485

The revenue recognized under the Europe Agreement for the three months ended September 30, 2021 included an increase in revenue of $0.2 million resulting from changes to estimated variable consideration. The remainder of the transaction price related to the Europe Agreement includes $15.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as revenue under the U.S./RoW and China Agreement with AstraZeneca were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2021	2020	2021	2020
U.S. / RoW and China	License revenue	$—	$—	$—	$—
	Development revenue	11,970	15,220	39,939	43,525
	China performance obligation	$—	$706	$—	$1,300

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement with AstraZeneca, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through September 30, 2021	Deferred Revenue at September 30, 2021		Total Consideration Through September 30, 2021
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	594,713	1,428		596,141
China performance obligation *	32,495	160,267		192,762
Total license and development revenue	$969,052	$161,695	**	$1,130,747

*	China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.
**

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of September 30, 2021, deferred revenue included $154.7 million related to the U.S./RoW and China Agreement, which represents the net of $161.7 million of deferred revenue presented above and a $7.0 million unbilled co-development revenue under the China Amendment with AstraZeneca.

The revenue recognized under the U.S./RoW Agreement for the three months ended September 30, 2021 included a reduction in revenue of $0.8 million resulting from changes to estimated variable consideration. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $35.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the U.S./RoW Agreement is expected to be recognized over the remaining development service period. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial products to Falikang.

Amounts recognized as revenue under the Eluminex were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2021	2020	2021	2020
Eluminex	License revenue	$8,000	$—	$8,000	$—

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct Sales:
Gross revenue	$3,249	$27,900	$10,908	$53,105
Discounts and rebates	(133)	(5,209)	(1,314)	(9,721)
Sales returns	(2)	(8)	86	(53)
Direct sales revenue, net	3,114	22,683	9,680	43,331

Sales to Falikang:
Gross transfer price	31,179	—	82,294	—
Profit share	(12,090)	—	(31,726)	—
Net transfer price	19,089	—	50,568	—
Increase in deferred revenue	(8,761)	—	(18,073)	—
Sales to Falikang revenue, net	10,328	—	32,495	—
Total product revenue, net	$13,442	$22,683	$42,175	$43,331

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were $0.1 million and $5.2 million for the three months ended September 30, 2021 and 2020, and $1.3 million and $9.7 million for the nine months ended September 30, 2021 and 2020, respectively. The discounts and rebates primarily consisted of the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. In addition, the discounts and rebates for the three and nine months ended September 30, 2020 primarily included the non-key account hospital listing award calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period.

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

	Balance at December 31, 2020	Additions	Deduction	Currency Translation and Other	Balance at September 30, 2021
Product revenue - Direct sales - contract liabilities	$(15,137)	$(944)	$5,913	$(167)	$(10,335)

As of September 30, 2021 and December 31, 2020, the total contract liabilities were $10.3 million and $15.1 million, which were included in accrued and other current liabilities in the condensed consolidated balance sheet. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales was $0.8 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transfer price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligations are satisfied. During the three and nine months ended September 30, 2021, following updates to its estimates, the Company deferred $8.8 million and $18.1 million, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at September 30, 2021
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(137,338)	$(55,424)	$32,495	$(160,267)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of September 30, 2021, approximately $8.5 million of the deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

The reductions to gross accounts receivable related to product revenue to Falikang was $23.1 million as of September 30, 2021.

Drug Product Revenue

Drug product revenue from commercial-grade API or bulk drug product sales to AstraZeneca and Astellas was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Astellas	$—	$(3,957)	$2,056	$4,281
AstraZeneca	—	4,643	(2,224)	4,643
Drug product revenue	$—	$686	$(168)	$8,924

During the second quarter of 2021, the Company shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the CRL issued by the FDA in August 2021, the Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue. As a result, the Company updated the estimated transaction price, and continued to record $11.2 million as deferred revenue as of September 30, 2021.

During the first six months of 2021, the Company updated its estimate of variable consideration and recorded an adjustment of $2.1 million to the drug product revenue related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018. Specifically, the change in estimated variable consideration was based on the API held by Astellas at the period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the first quarter of 2021, the Company shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. The Company continued to record the consideration of $11.8 million from this shipment as deferred revenue as of September 30, 2021, due to a high degree of uncertainty associated with the final consideration. The deferred revenue will be recognized as and when the uncertainty is resolved.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at September 30, 2021
Astellas - Japan Agreement	$—	$(1,974)	$—	$(1,974)
Astellas - Europe Agreement	(5,984)	(11,759)	—	(17,743)
AstraZeneca - U.S. Agreement	—	(11,171)	—	(11,171)
Drug product revenue - deferred revenue	$(5,984)	$(24,904)	$—	$(30,888)

3.	Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion while AstraZeneca meets both the power and economic criteria under the ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. Accordingly, the Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the condensed consolidated statement of operations, and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2020	Share of Net Income	Currency Translation	Balance at September 30, 2021
Falikang	51.1%	$2,728	$664	$29	$3,421

Falikang is considered a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.
4.	Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$171,628	$—	$—	$171,628
Corporate bonds	—	126,994	—	126,994
Commercial paper	—	107,402	—	107,402
U.S. government bonds	73,108	—	—	73,108
Agency bonds	—	23,399	—	23,399
Asset-backed securities	—	27,256	—	27,256
Foreign government bonds	—	8,127	—	8,127
Equity investments	225	—	—	225
Total	$244,961	$293,178	$—	$538,139

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Bond and mutual funds	$—	$8,144	$—	$8,144
Equity investments	244	—	—	244
Money market funds	590,347	—	—	590,347
Total	$590,591	$8,144	$—	$598,735

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three and nine months ended September 30, 2021.

The Company’s financial liabilities related to lease obligations as of September 30, 2021 and December 31, 2020 were immaterial.
5.	Leases

The Company’s lease assets and related lease liabilities were as follows (in thousands):

	Balance Sheet Line Item	September 30, 2021	December 31, 2020
Assets
Finance:
Right-of-use assets cost		$2,033	$50,477
Accumulated amortization		(1,262)	(20,871)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	771	29,606
Operating:
Right-of-use assets cost		100,710	3,934
Accumulated amortization		(6,655)	(1,891)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	94,055	2,043
Total lease assets		$94,826	$31,649

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$15	$12,330
Operating lease liabilities	Operating lease liabilities, current	10,831	1,188
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	5	25,391
Operating lease liabilities	Operating lease liabilities, non-current	91,478	853
Total lease liabilities		$102,329	$39,762

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

Company determined that the Lease Amendment was a lease modification, effective June 1, 2021, and thus reassessed the lease classification, remeasured the related lease liability using an updated discount rate, and adjusted the related right-of-use asset under the lease modification guidance under the ASC 842. Accordingly, on June 1, 2021, the Company determined that the modified lease be accounted for as an operating lease, and therefore derecognized the previous finance lease right-of-use asset of $24.6 million and the related finance lease liability of $32.6 million, and recognized an operating lease right-of-use asset of $93.2 million and the related operating lease liability of $101.2 million. Starting June 1, 2021, the cash payment related to this lease was classified as an operating activity, the impact of which was approximately $4.5 million to the condensed consolidated statement of cash flow for the nine months ended September 30, 2021.

During the first quarter of 2021, after FibroGen Beijing’s previous long-term lease agreement expired, the Company entered into a new lease agreement with the landlord for the same pilot plant located in Beijing Yizhuang Biomedical Park of BDA. The new lease term is five year, scheduled to expire in 2026, and is treated as an operating lease. Accordingly, the Company recorded $3.4 million in the operating right-of-use assets and total operating lease liabilities, respectively. The lease contract provides for fixed quarterly rent payments, and requires the Company to pay operating and maintenance costs.

The components of lease expense were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Line Item	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$116	$2,639	$4,509	$7,886
Interest on lease liabilities	Interest expense	—	462	627	1,511
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	4,273	304	6,435	868
Sublease income	Selling, general and administrative expenses	(263)	(301)	(838)	(899)
Total lease cost		$4,126	$3,104	$10,733	$9,366

Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,090	$812
Operating cash flows from finance leases	628	1,468
Financing cash flows from finance leases	5,359	9,254
Non-cash: Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	330	434
Operating leases	3,509	55
Non-cash: Increase (decrease) resulting from lease modification:
Finance lease right-of-use assets	(24,654)	—
Operating lease right-of-use assets	93,222	—
Finance lease liabilities, current	(12,587)	—
Operating lease liabilities, current	9,221	—
Finance lease liabilities, non-current	(20,009)	—
Operating lease liabilities, non-current	$91,943	$—

Lease term and discount rate were as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	1.2	2.9
Operating leases	7.0	1.8
Weighted-average discount rate:
Finance leases	4.58%	4.39%
Operating leases	4.75%	4.74%

Maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2021 (remaining three month period)	$6	$3,697
2022	12	15,517
2023	3	13,454
2024	—	16,797
2025	—	18,192
Beyond 2025	—	53,881
Total future lease payments	21	121,538
Less: Interest	(1)	(19,229)
Present value of lease liabilities	$20	$102,309

6.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$90,899	$88,046
Commercial paper	12,000	—
Money market funds	171,628	590,347
Total cash and cash equivalents	$274,527	$678,393

At September 30, 2021 and December 31, 2020, a total of $77.4 million and $66.0 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$127,005	$35	$(46)	$126,994
Commercial paper	95,402	—	—	95,402
U.S. government bonds	73,119	5	(16)	73,108
Agency bonds	23,399	4	(4)	23,399
Asset-backed securities	27,261	2	(7)	27,256
Foreign government bonds	8,127	—	—	8,127
Equity investments	118	107	—	225
Total investments	$354,431	$153	$(73)	$354,511

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Bond and mutual funds	$8,147	$—	$(3)	$8,144
Equity investments	125	119	—	244
Total investments	$8,272	$119	$(3)	$8,388

At September 30, 2021, the available-for-sale investments had contractual maturities range from several months to two years. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$820	$2,303
Work-in-progress	20,662	8,114
Finished goods	7,833	6,113
Total inventories	$29,315	$16,530

The Company capitalizes inventory costs for FibroGen Beijing’s production of roxadustat for commercial sales purposes. The Company started capitalizing inventory costs in the U.S. in the second quarter of 2020 prior to regulatory approvals in the U.S., Europe and other territories. As of September 30, 2021 and December 31, 2020, inventory capitalized in the U.S. was 40% and 29% of the total inventory balance, respectively, which will be used for commercial launches in Europe and other territories where the Company has received regulatory approvals. The provision to write-down excess and obsolete inventory was immaterial for three and nine months ended September 30, 2021 and 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Unbilled contract assets	$15,003	$2,147
Deferred revenues from associated contracts	(7,003)	(2,147)
Net unbilled contract assets	8,000	—
Prepaid assets	6,598	8,353
Other current assets	7,090	1,807
Total prepaid expenses and other current assets	$21,688	$10,160

The unbilled contract assets as of September 30, 2021 included the $8.0 million unbilled upfront license payment under the Eluminex Agreement, and $7.0 million related to unbilled co-development revenue under the China Amendment with AstraZeneca. The unbilled contract assets as of December 31, 2020 were related to unbilled co-development revenue under the China Amendment with AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$102,843	$102,006
Laboratory equipment	18,809	18,143
Machinery	8,234	8,312
Computer equipment	9,262	9,545
Furniture and fixtures	6,175	6,128
Construction in progress	1,920	760
Total property and equipment	$147,243	$144,894
Less: accumulated depreciation	(118,191)	(111,247)
Property and equipment, net	$29,052	$33,647

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Preclinical and clinical trial accruals	$64,212	$44,113
Payroll and related accruals	20,121	22,800
Contract liabilities to pharmaceutical distributors	10,335	15,137
Accrued co-promotion expenses - current	27,071	11,537
Roxadustat profit share to AstraZeneca	7,764	7,007
Property taxes and other taxes	11,532	5,970
Professional services	4,565	4,869
Other	5,746	6,900
Total accrued and other current liabilities	$151,346	$118,333

The profit share liability to AstraZeneca as of September 30, 2021 and December 31, 2020 was $7.8 million and $7.0 million, respectively, which represented the profit/loss share between FibroGen Beijing and AstraZeneca that was calculated for the interim period pursuant to the China Amendment. This liability correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Amendment.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued long-term co-promotion expenses	$13,514	$27,424
Other long-term tax liabilities	9,120	8,675
Other	1,688	2,690
Total other long-term liabilities	$24,322	$38,789

7.	Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$8,220	$11,236	$31,123	$32,653
Selling, general and administrative	7,484	6,655	22,966	19,798
Total stock-based compensation expense	$15,704	$17,891	$54,089	$52,451

The assumptions used to estimate the fair value of stock options granted and purchases under the Company’s 2014 Employee Share Purchase Plan (“ESPP”) using the Black-Scholes option valuation model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Options
Expected term (in years)	5.8	5.6	5.7	5.7
Expected volatility	68.1%	59.0%	61.8%	67.7%
Risk-free interest rate	1.2%	0.3%	0.9%	0.8%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$11.08	$22.48	$21.45	$18.11

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.6 - 104.4%	50.4 - 77.1%	47.1 - 104.4%	49.5 - 77.1%
Risk-free interest rate	0.0 - 1.6%	0.2 - 2.9%	0.0 - 2.2%	0.2 - 2.9%
Expected dividend yield	—	—	—	—
Weighted average estimated fair value	$12.37	$17.00	$13.57	$17.74

8.	Income Taxes

Provision for (benefit from) income tax for the three and nine months ended September 30, 2021 and 2020 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9.	Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $122.6 million and $4.7 million for the three months ended September 30, 2021 and 2020, and $128.8 million and $14.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company also recorded drug product revenue from Astellas of $2.1 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, accounts receivable from Astellas were $2.4 million and $4.1 million, respectively.

As of September 30, 2021 and December 31, 2020, total deferred revenue from Astellas was $19.7 million and $7.5 million, respectively.

As of September 30, 2021, the amount due to Astellas was immaterial. As of December 31, 2020, amount due to Astellas was $1.1 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Variable Interest Entity, for details.

For the three and nine months ended September 30, 2021, the net product revenue from Falikang was $10.3 million and $32.5 million, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

For the three and nine months ended September 30, 2021, the investment income in Falikang was $0.3 million and $0.7 million, respectively. The investment loss in Falikang for the three and nine months ended September 30, 2020 was immaterial. As of September 30, 2021 and December 31, 2020, the Company’s equity method investment in Falikang was $3.4 million and $2.7 million, respectively. See Note 3, Variable Interest Entity, for details.

As of September 30, 2021, accounts receivable, net, from Falikang was of $20.7 million.

As of September 30, 2021, there was no miscellaneous receivables from Falikang. As of December 31, 2020, prepaid expenses and other current assets included miscellaneous receivables from Falikang of $0.9 million.

10.Commitments and Contingencies

Contract Obligations

As of September 30, 2021, the Company had outstanding total non-cancelable purchase obligations of $77.4 million, including $22.0 million for manufacture and supply of roxadustat, $46.5 million for manufacture and supply of pamrevlumab, and $8.9 million for other purchases. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2021, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $359.1 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Galectin-9), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

The Company did not have material accruals for any currently active legal action in its condensed consolidated balance sheets as of September 30, 2021, as it could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. On August 30, 2021, the Court consolidated the actions and appointed a lead plaintiff. Plaintiff filed its consolidated amended complaint on October 29, 2021. Defendants’ motion to dismiss the consolidated amended complaint is due December 20, 2021.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of the Company’s officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaints. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The parties have agreed to stay the action pending resolution of a forthcoming motion to dismiss the securities class action.

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

BUSINESS OVERVIEW

We are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat, FibroGen’s most advanced product, is an oral small molecule inhibitor of hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) activity that is approved in the European Union, Great Britain, Japan, South Korea, and Chile for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients, under the tradename EVRENZO®. Roxadustat is also being commercialized in China for CKD anemia in dialysis and non-dialysis patients under the tradename: 爱瑞卓®.

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes (“MDS”) and Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor (“CTGF”), is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis (“IPF”), pancreatic cancer and Duchenne muscular dystrophy (“DMD”).

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except for per share data)
Result of Operations
Revenue	$155,973	$44,032	$218,766	$111,320
Operating costs and expenses	104,999	11,702	372,055	245,202
Net income (loss)	49,798	33,004	(155,945)	(130,657)
Net income (loss) per share - basic	0.54	0.36	(1.69)	(1.46)
Net income (loss) per share - diluted	$0.54	$0.35	$(1.69)	$(1.46)

			September 30, 2021	December 31, 2020
			(in thousands)
Balance Sheet
Cash and cash equivalents			$274,527	$678,393
Short-term and long-term investments			354,511	8,388
Accounts receivable			$35,994	$41,883

Our revenue for the three and nine months ended September 30, 2021 included the revenue recognized related to the following:

•

$120.0 million regulatory milestones recognized under our collaboration agreements with our partners Astellas Pharma Inc. (“Astellas”) associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD during the third quarter of 2021. Of this amount, $108.4 was recognized as license revenue and the remainder included as development revenue;

•	$26.1 million and $60.3 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•	$13.4 million and $42.2 million of net product revenue from roxadustat commercial sales in China; and
•	$8.0 million upfront license payment recognized under our license agreement with Eluminex Biosciences (Suzhou) Limited (“Eluminex”).

As a comparison, our revenue for the three and nine months ended September 30, 2020 included the revenue recognized related to the following:

•	$20.7 million and $59.1 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•	$22.7 million and $43.3 million of net product revenue from roxadustat commercial sales in China; and
•	$0.7 million and $8.9 million of drug product revenue related to roxadustat bulk drug or active pharmaceutical ingredient (“API”) deliveries to AstraZeneca and Astellas.

Operating costs and expenses for the three and nine months ended September 30, 2021 increased compared to the same periods a year ago as a result of the net effect of the following:

•

Higher sales and marketing expenses due to a reversal in the prior year periods based on a change in the calculation method of co-promotion expenses with AstraZeneca as a result of the China Amendment between FibroGen China and AstraZeneca entered in the third quarter of 2020. This impact was partially offset by the decrease due to the transition that substantially all direct product sales to distributors were made by Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”) since Falikang became fully operational in January 2021, while FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) continued to sell product directly in a few provinces in China. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing respectively. All defined terms referenced in this paragraph that are not already defined, are defined below in Collaboration Partnerships for Roxadustat.

•	Higher clinical trial expenses associated with Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies;
•	Higher drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab; and
•	Lower legal expenses primarily associated with patent-related activities in the United Kingdom.

Operating costs and expenses for the nine months ended September 30, 2021 also included an expense of $25.0 million for acquired in-process research and development asset from HiFiBiO Therapeutics (“HiFiBiO”).

Following the complete response letter (“CRL”) for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, operating expenses may decrease in certain areas in the near future.

For the three months ended September 30, 2021, we had net income of $49.8 million or net income per basic and diluted share of $0.54, as compared to a net income of $33.0 million for the same period a year ago, due to increases in revenue, partially offset by increases in operating costs and expenses as discussed above. For the nine months ended September 30, 2021, we had net loss of $155.9 million or net loss per basic and diluted share of $1.69, as compared to a net loss of $130.7 million for the same period a year ago, due to increases in operating costs and expenses, partially offset by increases in revenue as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $665.0 million at September 30, 2021, a decrease of $63.7 million from December 31, 2020, primarily due to the cash used in operations.

Commercial and Development Programs

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Our collaboration partner AstraZeneca and we continue to expand the commercialization of roxadustat (tradename: 爱瑞卓®) in China where it is approved for the treatment of anemia caused by CKD in non-dialysis and dialysis patients. As of October 2021, roxadustat had a 33% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor currently on the market in China).

In August 2021, EVRENZO® (roxadustat) was approved for the treatment of adult patients with symptomatic anemia associated with CKD in the European Union and Great Britain. Astellas has launched EVRENZO in Germany, the United Kingdom, the Netherlands, and Austria.

In Japan, our partner Astellas continues to commercialize EVRENZO (roxadustat) for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

In August 2021, the U.S. Food and Drug Administration (“FDA”) issued a complete response letter regarding roxadustat’s New Drug Application (“NDA”) for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. The FDA decision followed a negative advisory vote regarding roxadustat by the Renal Drugs Advisory Committee in July 2021. We are preparing to meet with the FDA to discuss the potential trial(s) that would be required for approval in CKD anemia.

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

In China, we are enrolling the randomized, double-blind, placebo-controlled portion of our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. One hundred thirty-five subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is the percentage of patients achieving a hemoglobin response.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We have completed enrollment and announced positive topline results from WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia. This is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in 92 patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with a treatment duration of 16 weeks. We expect to release data from this study at an upcoming medical meeting.

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

Idiopathic Pulmonary Fibrosis

We are conducting ZEPHYRUS-1 and ZEPHYRUS-2, our two Phase 3 trials of pamrevlumab in IPF patients. Both studies are randomized, double-blind, placebo-controlled Phase 3 trials targeting approximately 340 patients, each with a primary U.S. efficacy endpoint of change from baseline in forced vital capacity. The primary efficacy endpoint in Europe for each study is disease progression (defined by a decline in forced vital capacity percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline. We expect topline data from ZEPHYRUS-1 in mid-2023.

Pancreatic Cancer

We continue to enroll LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for locally advanced unresectable pancreatic cancer. We intend to enroll approximately 280 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We currently expect topline overall survival data, the primary endpoint, in the first half of 2024. An interim analysis of event-free survival will be completed in the second half of 2022 for potential accelerated approval.

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

Duchenne Muscular Dystrophy

We continue to enroll LELANTOS-1, our Phase 3 clinical trial evaluating pamrevlumab in combination with systemic corticosteroids as a treatment for DMD. LELANTOS-1 is a double-blind, placebo-controlled trial in approximately 90 non-ambulatory DMD patients. Patients are randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, cardiac, performance, and fibrosis assessments. We expect topline data from this study in the first half of 2023.

We also continue to enroll our double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS-2, evaluating pamrevlumab in combination with systemic corticosteroids in approximately 70 ambulatory DMD patients. Patients aged 6-12 will be randomized at a 1:1 ratio to pamrevlumab or placebo and have a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52.

Licensing Activities

Exclusive License with Eluminex Biosciences

In July 2021, we exclusively licensed to Eluminex global rights to our investigational biosynthetic cornea derived from recombinant human collagen type III.

Under the terms of the agreement with Eluminex (the “Eluminex Agreement”), Eluminex will make an $8.0 million upfront payment to FibroGen. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based on worldwide net sales of other recombinant human collagen type III products that are not cornea products.

During the third quarter of 2021, the $8.0 million upfront license payment was recognized as license revenue for the performance obligations satisfied. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Europe Agreement”). Under these agreements, the aggregate amount of such consideration received through September 30, 2021 totals $765.1 million.

During the third quarter of 2021, the European Commission approved EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD, which triggered a total of $120.0 million milestone payable to us by Astellas under the Europe Agreement. Accordingly, the consideration of $120.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the third quarter of 2021 from performance obligations satisfied.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, the related drug product revenue was $2.1 million for the nine months ended September 30, 2021.

During the first quarter of 2021, we entered into an EU Supply Agreement under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We shipped bulk drug product to Astellas as pre-commercial supply for process validation purposes during the first quarter of 2021. We continued to record the consideration of $11.8 million from this shipment as deferred revenue as of September 30, 2021, due to a high degree of uncertainty associated with the final consideration. The deferred revenue will be recognized as and when the uncertainty is resolved.

AstraZeneca

In July 2013, we entered into the U.S./RoW Agreement a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China. In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“China Agreement”). Under the AstraZeneca agreements, aggregate amount of such consideration received through September 30, 2021 totals $516.2 million.

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment in the third quarter of 2020, as discussed and defined below in China Amendment.

In 2020, we entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We shipped bulk drug product to AstraZeneca as commercial supply during 2020 and the first and second quarter of 2021. Based on the CRL issued by the FDA in August 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price, and continued to record $11.2 million as deferred revenue as of September 30, 2021.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. During the three and nine months ended September 30, 2021, we recognized net product revenue of $10.3 million and $32.5 million, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2021 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through September 30, 2021	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500	$172,593
Europe Agreement	660,000	85,000	745,000
Total Astellas	765,093	152,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,281,293	$1,262,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenue:
License revenue	$116,434	$—	$116,434	100%	$116,434	$—	$116,434	100%
Development and other revenue	26,097	20,663	5,434	26%	60,325	59,065	1,260	2%
Product revenue, net	13,442	22,683	(9,241)	(41)%	42,175	43,331	(1,156)	(3)%
Drug product revenue	—	686	(686)	(100)%	(168)	8,924	(9,092)	(102)%
Total revenue	$155,973	$44,032	$111,941	254%	$218,766	$111,320	$107,446	97%

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

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and is expected to continue through 2028. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of September 30, 2021, the estimated future non-contingent development periods range from three to 45 months. Other revenues consist of sales of research and development material and have not been material for any of the periods presented.

Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the NDA or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan. Drug product revenue is recognized when we fulfill the delivery obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on drug product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $111.9 million, or 254% for the three months ended September 30, 2021 and $107.4 million, or 97% for the nine months ended September 30, 2021, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
License revenue:
Astellas	$108,434	$—	$108,434	100%	$108,434	$—	$108,434	100%
AstraZeneca	—	—	—	—%	—	—	—	100%
Eluminex	8,000	—	8,000	100%	8,000	—	8,000	100%
Total license revenue	$116,434	$—	$116,434	100%	$116,434	$—	$116,434	100%

License revenue recognized under our collaboration agreements with Astellas for the three and nine months ended September 30, 2021 represented the allocated revenue of related to a total of $120.0 million regulatory milestones associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD during the third quarter of 2021.

License revenue recognized under our license agreement with Eluminex for the three and nine months ended September 30, 2021 represented the $8.0 million upfront license payment.

We did not have any license revenue for the three and nine months ended September 30, 2020.

Development and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Development revenue:
Astellas	$14,127	$4,737	$9,390	198%	$20,383	$14,240	$6,143	43%
AstraZeneca	11,970	15,926	(3,956)	(25)%	39,939	44,825	(4,886)	(11)%
Total development revenue	26,097	20,663	5,434	26%	60,322	59,065	1,257	2%
Other revenue	—	—	—	—%	3	—	3	100%
Total development and other revenue	$26,097	$20,663	$5,434	26%	$60,325	$59,065	$1,260	2%

Development and other revenue increased $5.4 million, or 26% for the three months ended September 30, 2021 and $1.3 million, or 2% for the nine months ended September 30, 2021, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas included the allocated revenue of $11.6 million related to the above-mentioned $120.0 million associated with the approvals in EU achieved during the third quarter of 2021. The increases were partially offset by the decreased in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the three and nine months ended September 30, 2021 as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three and nine months ended September 30, 2021 was impacted by the increase in CKD related co-development billings in the U.S., offset by the extension of the estimated future non-contingent development period when we were notified of the FDA CRDAC meeting to review the NDA for roxadustat.

Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$3,249	$27,900	$(24,651)	(88)%	$10,908	$53,105	$(42,197)	(79)%
Discounts and rebates	(133)	(5,209)	5,076	(97)%	(1,314)	(9,721)	8,407	(86)%
Sales returns	(2)	(8)	6	(75)%	86	(53)	139	(262)%
Direct sales revenue, net	3,114	22,683	(19,569)	(86)%	9,680	43,331	(33,651)	(78)%

Sales to Falikang:
Gross transfer price	31,179	—	31,179	100%	82,294	—	82,294	100%
Profit share	(12,090)	—	(12,090)	100%	(31,726)	—	(31,726)	100%
Net transfer price	19,089	—	19,089	100%	50,568	—	50,568	100%
Increase in deferred revenue	(8,761)	—	(8,761)	100%	(18,073)	—	(18,073)	100%
Sales to Falikang revenue, net	10,328	—	10,328	100%	32,495	—	32,495	100%
Total product revenue, net	$13,442	$22,683	$(9,241)	(41)%	$42,175	$43,331	$(1,156)	(3)%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China.

Product revenue from direct sales to distributors is recognized in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts. The gross product revenue from direct sales to distributors was $3.2 million and $27.9 million for the three months ended September 30, 2021 and 2020, and $10.9 million and $53.1 million for nine months ended September 30, 2021 and 2020, respectively. The total discounts and rebates were $0.1 million and $5.2 million for the three months ended September 30, 2021 and 2020, and $1.3 million and $9.7 million for nine months ended September 30, 2021 and 2020, respectively. The discounts and rebates primarily consisted of the contractual sales rebate that were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement, and non-key account hospital listing award that was calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period. During the three and nine months ended September 30, 2020, non-key account hospital listing award was $2.9 million and $5.5 million, respectively, recorded as a reduction to the revenue, related to accounting modifications of non-key account hospital listing award, as a result of the amendment to the agreement with our pharmaceutical distributors in the second quarter of 2020.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. During the three and nine months ended September 30, 2021, the gross transfer price was $31.2 million and $82.3 million respectively, net of the calculated profit share of $12.1 million and $31.7 million respectively. Following updates to our estimates, we deferred $8.8 million and $18.1 million from the sales to Falikang for the three and nine months ended September 30, 2021 respectively, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Drug product revenue:
Astellas	$—	$(3,957)	$3,957	(100)%	$2,056	$4,281	$(2,225)	(52)%
AstraZeneca	—	4,643	(4,643)	100%	(2,224)	4,643	(6,867)	148%
Total drug product revenue:	$—	$686	$(686)	(100)%	$(168)	$8,924	$(9,092)	(102)%

We did not have any drug product revenue for the three months ended September 30, 2021.

During the nine months ended September 30, 2021, we recorded $2.1 million in the drug product revenue related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018, due to a change in estimated variable consideration. Specifically, the change in estimated variable consideration was based on the API held by Astellas, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others. During the three months ended September 30, 2020, we recorded a reduction of $4.0 million to the drug product revenue related to the same API shipments for the change in estimated variable consideration based on the API held by Astellas under the same methodology.

During the first quarter of 2021, we shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. We continued to record the consideration of $11.8 million from this shipment as deferred revenue as of September 30, 2021, due to a high degree of uncertainty associated with the final consideration, which will be recognized as and when the uncertainty is resolved.

During the second quarter of 2021, we shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the above-mentioned FDA CRL in August 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price, and continued to record $11.2 million as deferred revenue as of September 30, 2021.

During the second quarter of 2020, we fulfilled the delivery obligations under the terms of the Japan Amendment, and recognized the related drug product revenue of $8.2 million in the same period.

During the first three quarters of 2020, we delivered process validation product to AstraZeneca as pre-commercial supply under the U.S./RoW Agreement and recorded the related drug product revenue of $4.6 million during the three and nine months ended September 30, 2020.

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$3,266	$2,207	$1,059	48%	$9,746	$6,253	$3,493	56%
Research and development	75,880	58,476	17,404	30%	273,123	174,792	98,331	56%
Selling, general and administrative	25,853	(48,981)	74,834	153%	89,186	64,157	25,029	39%
Total operating costs and expenses	$104,999	$11,702	$93,297	797%	$372,055	$245,202	$126,853	52%
Total operating costs and expenses increased $93.3 million, or 797% for the three months ended September 30, 2021, and $126.9 million, or 52% for the nine months ended September 30, 2021, compared to the same periods a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold was $3.3 million and 2.2 million for the three months ended September 30, 2021 and 2020, respectively. Cost of goods sold was $9.7 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold, associated with the roxadustat commercial sales in China, was $2.8 million and $2.2 million for the three months ended September 30, 2021 and 2020, and $7.4 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively, due to the sales to Falikang that started in January 2021, offset by the overall increase in the gross sales.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $0.5 million and immaterial for the three months ended September 30, 2021 and 2020, and $2.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations (“CROs”), other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development assets that have no alternative future use other than in a particular research and development project. Following the CRL for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, research and development expenses may decrease in certain areas in the near future.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Phase of Development	2021	2020	2021	2020
		(in thousands)
Roxadustat	Phase 3	$19,822	$31,222	$72,989	$91,586
Pamrevlumab	Phase 2/3	43,780	24,959	137,334	70,374
Other research and development expenses		12,278	2,295	62,800	12,832
Total research and development expenses		$75,880	$58,476	$273,123	$174,792

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

Research and development expenses increased $17.4 million, or 30% for the three months ended September 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•	Increase of $12.6 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Increase of $4.9 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•	Increase of $2.6 million in outside services due to higher consulting expenses and higher scientific contract activities related to pamrevlumab Phase 3; and
•

Decrease of $3.0 million in stock-based compensation expense, primarily due to cancellation related to departure of certain senior level employees and lower stock price, partially offset by the cumulative impact of stock option grant activities expensed in the normal course.

Research and development expenses increased $98.3 million, or 56% for the nine months ended September 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•	Increase of $35.4 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Expense of $25.0 million for acquired in-process research and development asset from HiFiBiO;
•	Increase of $24.9 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•	Increase of $8.1 million in employee-related costs primarily due to higher headcount in the research and development functions and generally higher compensation levels; and
•	Increase of $6.4 million in outside services due to higher consulting expenses related to roxadustat in China and higher scientific contract activities related to pamrevlumab Phase 3.

Selling, General and Administrative Expenses

We started to incur sales and marketing expenses in 2019 in China to prepare for commercial operations. Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. Following the CRL for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, SG&A expenses may decrease in certain areas in the near future.

SG&A expenses increased $74.8 million, or 153% for the three months ended September 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•

Increase of $75.6 million in outside service expenses, due to the reversal in the prior year period, as discussed under Financial Highlight section, based on a change in the calculation of co-promotion expenses with AstraZeneca in the third quarter of 2020, offset by the fact that AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity in 2021;

•

Increase of $2.7 million in facilities-related expense due to higher repair and general maintenance expenses and higher lease expenses resulting from the lease modification of our San Francisco property lease from a finance lease to operating lease during the second quarter of 2021; and

•	Decrease of $5.0 million in legal expenses primarily associated with the patent-related activities in the United Kingdom.

SG&A expenses increased $25.0 million, or 39% for the nine months ended September 30, 2021, compared to the same period a year ago, as a result of the net effect of the following:

•

Increase of $16.1 million in outside service expenses, due to the above-mentioned reversal in the prior year period in the third quarter of 2020, offset by the fact that AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity in 2021;

•

Increase of $5.2 million in facilities-related expense due to higher repair and general maintenance expenses and higher lease expenses resulting from the lease modification of our San Francisco property lease from a finance lease to operating lease during the second quarter of 2021;

•	Increase of $4.3 million in employee-related costs primarily due to higher headcount in the general and administrative functions and higher compensation levels;
•	Increase of $3.2 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities expensed in the normal course;
•	Increase of $2.4 million in professional service fees; and
•	Decrease of $6.6 million in legal expenses primarily associated with the patent-related activities in the United Kingdom.

Interest and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(109)	$(580)	$471	(81)%	$(965)	$(1,864)	$899	(48)%
Interest income and other income (expenses), net	(1,303)	1,482	(2,785)	(188)%	(2,120)	5,292	(7,412)	(140)%
Total interest and other, net	$(1,412)	$902	$(2,314)	(257)%	$(3,085)	$3,428	$(6,513)	(190)%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $0.5 million, or 81% for the three months ended September 30, 2021, and $0.9 million, or 48% for the nine months ended September 30, 2021 compared to the same periods a year ago. The decrease was primarily due to the lease amendment effective June 1, 2021, related to our long-term property lease in San Francisco, was determined as a lease modification and classified as an operating lease, as compared to a finance lease before the lease modification. In addition, the new lease agreement effective in February 2021 for our long-term property lease in China was classified as an operating lease, as compared to a finance lease for the expired lease. The classification for both leases no longer trigger recognition of interest on the lease liabilities separately in the condensed statement of operations. See Note 5, Leases, to the condensed consolidated financial statements for details.

Interest Income and Other Income (Expenses), Net

Interest income and other income (expenses), net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency of our subsidiaries into the functional currency, realized gains (losses) on sales of investments, and other non-operating income and expenses.

Interest income and other income (expenses), net decreased $2.8 million, or 188% for the three months ended September 30, 2021, and $7.4 million, or 140% for the nine months ended September 30, 2021 compared to the same periods a year ago, primarily due to lower interest earned on our cash, cash equivalents and investments associated with the lower interest rates, as well as unfavorable foreign exchange impacts.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Income (loss) before income taxes	$49,562	$33,232	$(156,374)	$(130,454)
Provision for income taxes	106	215	235	190
Effective tax rate	0.2%	0.6%	(0.2)%	(0.1)%

Provision for income taxes for the three and nine months ended September 30, 2021 and 2020 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, we have established and continue to maintain a full valuation allowance against our net deferred tax assets as we do not currently believe that realization of those assets is more likely than not.

Investment Income (Loss) in Unconsolidated Variable Interest Entity

Investment income (loss) in unconsolidated variable interest entity (“VIE”) represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated VIE accounted for under the equity method, and was immaterial for the three and nine months ended September 30, 2021 and 2020. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of September 30, 2021, we had cash and cash equivalents of $274.5 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale debt investments and marketable equity investments, and stated at fair value, are also available as a source of liquidity. As of September 30, 2021, we had short-term and long-term investments of $211.9 million and $142.6 million, respectively. As of September 30, 2021, a total of $77.4 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $56.0 million of our cash and cash equivalents is held in China, to be used primarily for our China operations.

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat product in China. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. Following the CRL for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, operating expenses may decrease in certain areas in the near future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, government support, and capital investment. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although AstraZeneca is funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(27,272)	$88,830
Investing activities	(376,405)	308,719
Financing activities	(532)	7,684
Effect of exchange rate changes on cash and cash equivalents	343	969
Net increase (decrease) in cash and cash equivalents	$(403,866)	$406,202

Operating Activities

Net cash used in operating activities was $27.3 million for the nine months ended September 30, 2021 and consisted primarily of net loss of $155.9 million adjusted for non-operating cash items of $92.4 million, offset by a net increase in operating assets and liabilities of $36.3 million. The significant non-operating cash items included stock-based compensation expense of $54.1 million, expense for acquired in-process research and development asset from HiFiBiO of $25.0 million, depreciation expense of $7.7 million and amortization of finance lease right-of-use assets of $4.5 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Deferred revenue of $40.7 million, primarily related to the above-mentioned $11.8 million and $11.2 million of the deferred considerations of the bulk drug product shipped to Astellas and AstraZeneca, respectively, due to a high degree of uncertainty associated with the final consideration, and $18.1 million of the deferred revenue from the sales to Falikang associated with the China performance obligation. The change in deferred revenue was also driven by the extension of the estimated future non-contingent development period and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details;

•	Accrued and other liabilities of $32.0 million, primarily driven by the timing of invoicing and payment; and
•

Accounts receivable of $6.1 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca, as well as the collection from our distributors and Falikang.

The increases were partially offset by the decreases resulting from the following:

•

Other long-term liabilities of $14.2 million, primarily due to the decrease in the co-promotional expenses with AstraZeneca for its sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year;

•

Inventories of $12.7 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.;

•

Prepaid expenses and other current assets of $11.2 million, primarily due to the unbilled upfront license payment from Eluminex of $8.0 million, and prepayments made for roxadustat API manufacturing activities; and

•	Other assets of $3.6 million, primarily related to the increases in various licenses.

Net cash provided by operating activities was $88.8 million for the nine months ended September 30, 2020 and consisted primarily of net loss of $130.7 million adjusted for non-cash items of $69.4 million, offset by a net increase in operating assets and liabilities of $150.1 million. The significant non-cash items included stock-based compensation expense of $52.5 million, depreciation expense of $8.7 million and amortization of finance lease ROU of $7.9 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Prepaid expenses and other current assets of $121.9 million and Deferred revenue of $45.9 million, primarily related to the billing and receipt of $130.0 million in regulatory milestones under the Europe Agreement with Astellas associated with the Marketing Authorization Application submission in Europe; and the billing and receipt of $50.0 million regulatory milestone under the U.S./RoW Agreement with AstraZeneca associated with the NDA submission for review in the U.S. These milestones were not billable as of December 31, 2019, and was net of the associated deferred revenues of $4.8 million and $50.0 million, respectively. The change in deferred revenue was also driven by the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•	Other assets of $6.9 million, primarily related to the return and consumption of input value added tax by FibroGen Beijing;
•

Accrued and other liabilities of $3.5 million, primarily driven by $14.8 million of the accrued co-promotion expenses at September 30, 2020 that is anticipated to be paid within the next 12 months resulting from the China Amendment in the third quarter of 2020, as well as driven by the timing of invoicing and payment; offset by the payment of $36.3 million that was accrued at December 31, 2019, related to the change in estimated variable consideration associated with the API delivery; and

•

Accounts receivable of $2.5 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca; offset by the increase in accounts receivable from customers in China for roxadustat sales.

The increases were partially offset by the decreases resulting from the following:

•

Other long-term liabilities of $26.6 million, primarily due to the adjustment in long-term co-promotion expenses payable to AstraZeneca for its sales and marketing efforts related to the commercial sales of roxadustat in China resulting from the China Amendment in the third quarter of 2020; and

•	Inventories of $5.2 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash used in investing activities was $376.4 million for the nine months ended September 30, 2021 and consisted primarily of $397.9 million of cash used in purchases of available-for-sale securities, $25.0 million of cash paid for the acquired in-process research and development asset and $3.8 million of cash used in purchases of property and equipment, partially offset by $46.3 million of proceeds from maturities of investments and $4.0 million of proceeds from sales of available-for-sale securities.

Net cash provided by investing activities was $308.7 million for the nine months ended September 30, 2020 and consisted primarily of $301.9 million of proceeds from maturities of investments, and $10.6 million of proceeds from sales of available-for-sale securities, partially offset by $2.1 million of purchases of property and equipment and $1.6 million of payment made for investment in Falikang, our unconsolidated VIE.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liabilities and obligations.

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2021 and consisted primarily of $11.9 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”), partially offset by $6.7 million of cash paid for payroll taxes on restricted stock unit releases, and $5.4 million of repayments of finance lease liabilities.

Net cash provided by financing activities was $7.7 million for the nine months ended September 30, 2020 and consisted primarily of $26.2 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our ESPP, partially offset by $9.0 million of cash paid for payroll taxes on restricted stock unit releases, and $9.3 million of repayments of finance lease liabilities.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2021, we had $102.3 million of operating lease liabilities. Our finance lease liabilities were immaterial as of September 30, 2021.

As of September 30, 2021, we had outstanding total non-cancelable purchase obligations of $77.4 million, including $22.0 million for manufacture and supply of roxadustat, $46.5 million for manufacture and supply of pamrevlumab, and $8.9 million for other purchases. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. As of September 30, 2021, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $359.1 million in total potential future milestone payments under our license agreements with HiFiBiO (for Galectin-9), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2021 compared with the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the updates to the following:

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

Direct Sales to Distributors

We sell roxadustat in China directly to a number of pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. These pharmaceutical distributors are our customers. Hospitals order roxadustat through a distributor and we ship the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product.

The period between the transfer of control of the promised goods and when we receive payment is based on 60-day payment terms. As such, product revenue is not adjusted for the effects of a significant financing component.

Product revenue is recorded at the net sales prices that includes the following estimates of variable consideration:

●

Price adjustment: When China’s National Healthcare Security Administration releases price guidance for roxadustat under the National Reimbursement Drug List, any channel inventories that have not been sold through by distributors, or to patients by hospitals and retailers, would be eligible for a price adjustment under the price protection. The price adjustment is calculated based on estimated channel inventory levels;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and nine months ended September 30, 2021, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2020, we have identified a material weakness in the risk assessment component of internal control as we did not appropriately design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement to the financial statements as a result of changes in our business operations. This material weakness gave rise to the following additional control deficiencies, which we also determined to be material weaknesses. We did not design and maintain effective controls related to the timely identification of shipments associated with drug product revenue, and we did not design and maintain effective controls related to the timely identification of changes in estimated variable consideration related to drug product revenue.

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

Remediation Plan and Status

Our Board of Directors and management are committed to maintaining a strong internal control environment. We have developed a detailed remediation plan and we continue to make progress in what has been a multi-step process to fully remediate the material weaknesses described above. Specifically, as of September 30, 2021, we have continued with the remediation steps that were initiated in the fourth quarter of 2020, including, but not limited to, the following:

•

During the quarter, we finalized the implementation of a comprehensive annual risk assessment process, and will continue to refine our risk assessment, as necessary, to identify and design our control activities related to the above-mentioned material weaknesses. In addition, we continue to assess risks on a continuous basis to timely identify new exposures or risk categories as business practices change and, as applicable, update our existing internal control framework to ensure that it has identified, developed and deployed the appropriate business process controls to meet the objectives and address the risks identified.

•

We have identified and designed new controls and procedures associated with drug product revenue, and where applicable, have implemented new procedures and controls during the fourth quarter of 2020 and the first three quarters of 2021.

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

Changes in Internal Control over Financial Reporting

Besides the new procedures and controls implemented to date as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of September 30, 2021, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the United States (“U.S.”) District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. On August 30, 2021, the Court consolidated the actions and appointed a lead plaintiff.  Plaintiff filed its consolidated amended complaint on October 29, 2021. Defendants’ motion to dismiss the consolidated amended complaint is due December 20, 2021.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of FibroGen’s officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaints. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The parties have agreed to stay the action pending resolution of a forthcoming motion to dismiss the securities class action.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab.

While we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, the People’s Republic of China (“China”), Japan, South Korea, and Chile for chronic kidney disease (“CKD”) anemia for patients on dialysis and not on dialysis, we received a complete response letter (“CRL”) in the U.S. from the Food and Drug Administration (“FDA”). Our near-term prospects depend in part on our continued development of roxadustat in the U.S. and maintaining our collaboration with AstraZeneca AB (“AstraZeneca”).  We are currently in discussions with AstraZeneca to determine a development path forward for CKD anemia and CIA. We also continue to develop roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”).

Our near-term success also depends in large part on our other lead product candidate, pamrevlumab, which is currently in clinical development for idiopathic pulmonary fibrosis (“IPF”), locally advanced pancreatic cancer, metastatic pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

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

With respect to roxadustat, we are dependent on the commercialization capabilities of our collaboration partners, AstraZeneca and Astellas Pharma Inc. (“Astellas”). If either such partner were to terminate its agreement with us, we would have to commercialize on our own or with another third party. We will have limited control over the commercialization efforts of such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products, if any, effectively. If they are not successful in commercializing our product candidates, our business and financial condition would suffer.

Commercializing roxadustat requires us to establish commercialization systems, including but not limited to, medical affairs, pharmacovigilance, supply-chain, and distribution capabilities to perform our portion of the collaborative efforts. These efforts require resources and time.

If we, along with Astellas and AstraZeneca, are not successful in our marketing, pricing and reimbursement strategies, facilitating adoption by dialysis organizations or health care professionals, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if the market perception of roxadustat’s safety and efficacy profile is negative, we will have difficulty commercializing roxadustat, which would adversely affect our business and financial condition.

Although regulatory approval has been obtained for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile, we may be unable to obtain regulatory approval in other countries, or such approval may be delayed or limited, due to a number of factors, many of which are beyond our control.*

The clinical trials and the manufacturing of our product candidates are and will continue to be, and the marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize roxadustat, pamrevlumab, or any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any Phase 3 clinical trial to support a New Drug Application (“NDA”)/Biologics License Application submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our clinical research organizations (“CROs”), trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval, like they did for our roxadustat NDA for the treatment of CKD anemia, or refuse to accept our future applications.

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities or an independent advisory committee that roxadustat is safe and effective in treating anemia in CKD, MDS, or chemotherapy-induced anemia, or that pamrevlumab is safe and effective in treating IPF, pancreatic cancer, or DMD;

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

The CRL we received for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S., will decrease and/or delay expected revenue, and may increase the possibility that our Collaboration Agreement with AstraZeneca could be amended or terminated.*

In August 2021, the FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. We are preparing to meet with the FDA to discuss the potential trial(s) that would be required for approval in CKD anemia. We are also discussing the overall development and commercialization plan for roxadustat with our partner AstraZeneca and how the CRL and FDA feedback may affect those plans in the U.S. and in other territories licensed to AstraZeneca. The CRL has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and therefore will decrease and/or delay expected revenue. It is also possible that the CRL could negatively impact development or commercialization beyond CKD anemia within the U.S. and in CKD anemia and other indications outside the U.S. There is also an increased possibility that our U.S./RoW Collaboration Agreement with AstraZeneca could be amended or terminated. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.*

Undesirable side effects caused by our product candidates or that may be identified as related to our product candidates by physician investigators conducting our clinical trials or even competing products in development that utilize a similar mechanism of action or act through a similar biological disease pathway could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. If we determine that there is a likely causal relationship between a serious adverse event and our product candidate, and such safety event is material or significant enough, it may result in:

•	our clinical trial development plan becoming longer and more expensive;
•	terminating some of our clinical trials for the product candidates affected;
•	regulatory authorities increasing the data and information required to approve our product candidates and imposing other requirements; and
•	our collaboration partners terminating our existing agreements.

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Overview” in our 2020 Form 10-K for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

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

If our manufacturers or we cannot properly manufacture the appropriate volume of product, we may experience delays in development, regulatory approval, launch or successful commercialization.*

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and at commercial scale. Although we have entered into commercial supply agreements for roxadustat and pamrevlumab, we will need to enter into additional commercial supply agreements, including for backup or second source third-party manufacturers. We may not be able to enter into these agreements with satisfactory terms or on a timely manner. In addition, we may experience delays or technical problems associated with technology transfer of manufacturing processes to any new suppliers.

We have limited experience manufacturing or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting supply requirements or coordinating supply chain (including export management) for launch or commercialization, which is a complex process involving our third-party manufacturers and logistics providers, and for roxadustat, our collaboration partners. We may not be able to accurately forecast supplies for commercial launch or do so in a timely manner and our efforts to establish these manufacturing and supply chain management capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP, particularly if the marketing authorization or market uptake is more rapid than anticipated or we have an unanticipated surge in demand.

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials, post-approval trials, and commercial supply.  In addition, if we are not able to obtain regulatory approval of roxadustat in the U.S. in CKD anemia, we may have excess supply manufactured in anticipation of commercialization. Such roxadustat excess supply could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such roxadustat formulation is approved. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Insufficient supply could be a particular risk if we were to obtain regulatory approval of pamrevlumab in all indications being studied (IPF, locally advanced pancreatic cancer, metastatic pancreatic cancer, and DMD). Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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
•

natural disasters, such as pandemics, including the COVID-19 pandemic, floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs; and

•	failure to obtain license to proprietary starting materials.

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.*

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations, and regulatory authorities may change their approvability criteria based on their internal analyses and discussions with expert advisors. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we will present to regulatory authorities certain pre-specified and not pre-specified sub-populations and sub-group analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, such as incident dialysis, estimated glomerular filtration rate, hepcidin, or quality of life measures, regulatory authorities may not include such claims on any approved labeling for roxadustat. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

We may also face competition from potential new anemia therapies currently in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical, Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). Akebia has completed Phase 3 studies in CKD patients on dialysis and not on dialysis in the U.S., as well as a Phase 3b, randomized, open-label, active-controlled trial evaluating the efficacy and safety of oral vadadustat once daily and three times weekly for the maintenance treatment of anemia in hemodialysis subjects converting from ESAs. The study completion date is estimated to be May 2022. Akebia announced an additional Phase 3 study evaluating the efficacy and safety of dose conversion from a long-acting ESA (Mircera®) to three times weekly oral vadadustat for the maintenance treatment of anemia in hemodialysis subjects. The estimated study start date is February 2021. In March 2021, Akebia submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in patients on dialysis and not on dialysis. The FDA accepted for filing the NDA for the treatment of anemia due to CKD in both adult patients on dialysis and adult patients not on dialysis, with a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. In October 2021, Otsuka submitted an initial marketing authorization application to the EMA for vadadustat for the treatment of anemia associated with CKD in adults.

In July 2021, GSK announced positive topline results from five Phase 3 studies of daprodustat for non-dialysis and dialysis patients with anemia due to CKD. Full results of the studies are anticipated to be presented at a forthcoming medical meeting later in 2021.

In Japan, Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, received approval for vadadustat in June 2020 for the treatment of anemia of CKD patients on and not on dialysis. GSK received approval for daprodustat in Japan in June 2020 for the treatment of anemia of CKD patients on and not on dialysis. Price listing for the launch in Japan of both vadadustat and daprodustat occurred in the third quarter of 2020, with pricing in line with roxadustat pricing. GSK and Kyowa Hakko Kirin announced in November 2018 that the two companies signed a strategic commercialization deal in Japan for daprodustat. Bayer received approval for molidustat in Japan in January 2021 for the treatment of anemia in CKD patients on and not on dialysis, with pricing in line with roxadustat pricing. Japan Tobacco received approval in Japan for enarodustat for the treatment of anemia in CKD patients on dialysis and not on dialysis, to be sold by Torii Pharmaceuticals Ltd as ENAROY®. Japan Tobacco and its partner JW Pharmaceuticals started a Phase 3 study in dialysis patients in Korea in 2019. Zydus started Phase 3 studies of desidustat in dialysis and non-dialysis CKD patients in India in 2019.

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

Pamrevlumab is a monoclonal antibody that may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Kadmon Holdings, Inc.’s KD025, Galecto’s GB0139, Liminal BioSciences’ PBI-4050, and Roche/Promedior, Inc.’s PRM-151. Roche is enrolling patients in a Phase 3 trial evaluating the efficacy and safety of PRM-151, a recombinant human pentraxin-2 (rhPTX-2), compared to placebo in patients with IPF. United Therapeutics Corporation is enrolling patients in its Phase 3 trial of treprostinil in IPF.

If pamrevlumab is approved and launched commercially to treat locally advanced pancreatic cancer or metastatic pancreatic cancer, pamrevlumab may face competition from products currently used for pancreatic cancer. These include FOLFRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, and agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer.

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

PTC Therapeutics’ product Translarna TM received a conditional approval in Europe in 2014, which was renewed in November 2016 with a request for a new randomized placebo-controlled 18-month study by the Committee for Medicinal Products for Human Use of the EMA; however, the FDA informed the sponsor in a CRL in October 2017, as well as in its response to PTC Therapeutics’ appeal, that the FDA is unable to approve the application in its current form. An additional Phase 3 study is currently ongoing. While Translarna TM targets a different set of DMD patients from those targeted by Sarepta’s Exondys 51®, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of governments and third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, the pricing may be subject to re-negotiations or third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, our current National Reimbursement Drug List reimbursement pricing for China is effective for a standard two-year period (between January 1, 2020 to December 31, 2021). We are in the process of finalizing a new reimbursement price with the Chinese government, which will be lower than the current reimbursement price for roxadustat.

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

Risks Related to COVID-19

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

The COVID-19 pandemic may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease, and the efficacy of vaccines and other therapeutics in preventing and treating current and future COVID-19 variants.

We have seen impacts from COVID-19 on all of our clinical trials to varying degrees, but COVID-19 has most heavily impacted our clinical trial timelines in IPF, DMD, and MDS. There is a risk that our clinical trials could be further delayed by additional COVID-19 outbreaks, which could slow or pause enrollment or site initiation. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year. However, we only have a limited stockpile of these drug supply products, and therefore, if there is a greater impact from the COVID-19 pandemic than expected, or if manufacturing operations are halted again, or if drug product expires due to slowed clinical trials, we could face shortages in our global supply chains. COVID-19 has created increased demand for the limited global biologics manufacturing capacity, and for manufacturing supplies, including for vials, reagents, supplements and media. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including those outlined above, as well as in regulatory, distribution, warehousing and other development, commercialization and launch efforts. The full extent of these effects are unknown, but all of them could have a material impact on our business, operating results, and financial condition. In addition, COVID-19 presents a health risk to our employees, including members of senior management.

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

Our agreements with Astellas and AstraZeneca provide each of them with the right to terminate their respective agreements with us, upon the occurrence of negative clinical results, delays in the development and commercialization of our product candidates or adverse regulatory requirements or guidance. In addition, each of those agreements provides our respective partners the right to terminate any of those agreements upon written notice for convenience. The termination of any of our collaboration agreements would require us to fund and perform the further development and commercialization of roxadustat in the affected territory, or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations. Moreover, if Astellas or AstraZeneca, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to develop and commercialize roxadustat could suffer. As a result of the CRL, we received for roxadustat for the treatment of anemia due to CKD in adult patients in the U.S. We are currently in discussions with AstraZeneca to determine a potential path forward for the development of roxadustat in the U.S., and there is an increased possibility that our Collaboration Agreement with AstraZeneca could be amended or terminated.  We and AstraZeneca plan on meeting with the FDA to discuss what additional data would be required for approval in CKD anemia. In addition, our collaborations are exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.

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

With respect to our collaboration agreements for roxadustat, there are additional complexities in that our collaboration partners, Astellas and AstraZeneca, and we must reach consensus on certain portions of our development programs and regulatory activities. In addition, there are aspects of commercial operations that require cooperation among the collaboration partners, including safety data reporting. Multi-party decision-making is complex and involves significant time and effort, and there can be no assurance that the parties will cooperate or reach consensus, or that one or both of our partners will not ask to proceed independently in some or all of their respective territories or functional areas of responsibility in which the applicable collaboration partner would otherwise be obligated to cooperate with us. Any disputes or lack of cooperation with us by either Astellas or AstraZeneca, or both, may negatively impact the timing or success of our regulatory approval applications.

We may conduct proprietary research programs in specific disease areas that are not covered by our collaboration agreements. Our pursuit of such opportunities could, however, result in conflicts with our collaboration partners in the event that any of our collaboration partners takes the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements. Moreover, disagreements with our collaboration partners could develop over rights to our intellectual property, including the enforcement of those rights. In addition, our collaboration agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties. Any conflict with our collaboration partners could lead to the termination of our collaboration agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements or result in litigation or arbitration and would negatively impact our relationship with existing collaboration partners, and could impact our commercial results.

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

We have entered into an initial commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. (“Samsung”). However, we may experience delays or technical problems associated with:

•	technology transfer of the manufacturing process to Samsung;
•	scale-up and production of cGMP batches;
•	analytical method validation and transfer to Samsung;
•	process validation, including process characterization and process performance qualification batches; and
•	set up and execution of appropriate stability studies.

We have made certain manufacturing commitments to Samsung, and there is a contractual risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease some of our pamrevlumab clinical trials. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts.

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

Risks Related to Our Intellectual Property

If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection, and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties or employees to the extent that our patents, trade secrets, and contractual position allow us to do so. Any disclosure to or misappropriation by third parties or employees of our trade secrets or confidential information could compromise our competitive position. Moreover, we are involved in, have in the past been involved in, and may in the future be involved in legal proceedings involving our intellectual property initiated by third parties, which proceedings can be associated with significant costs and commitment of management time and attention. As our product candidates continue in development, third parties have attempted and may again attempt to challenge the validity and enforceability of our patents and proprietary information and technologies.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular, China, where we have operations, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for our product candidates.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that neither pamrevlumab, nor any future product candidates we may discover, in-license or acquire and seek to develop in the future, will obtain regulatory approval in any jurisdiction.

Our product candidates could fail to receive regulatory approval from the FDA or other regulatory authorities for many reasons, including:*

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

The FDA or other regulatory authorities may require more information, including additional preclinical or clinical data to support approval, or different analyses, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. For example, in August 2021, the FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. We plan on meeting with the FDA to discuss what additional study or studies and data are required for approval in CKD anemia. Even if we do obtain regulatory approval, our product candidates may be approved for fewer or more limited indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation and Mitigation Strategy or other regulatory authorities may require the establishment of a similar strategy, that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our product candidates in any market.

Our current and future relationships with customers, physicians, and third-party payors are subject to healthcare fraud and abuse laws, false claims laws, transparency laws, privacy and security laws, and other regulations. If we are unable to comply with such laws, we could face substantial penalties.*

Our current and future relationships with customers, physicians, and third-party payors are subject to health care laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. If we obtain approval in the U.S. for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for administrative, civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the U.S. include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to additional healthcare providers, including physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives;

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

We have developed a detailed remediation plan and are making progress to improve our related internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Part II, Item 9A, “Controls and Procedures” in our 2020 Form 10-K.

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

The impact of U.S. healthcare reform may adversely affect our business model.*

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our operations. In particular, the commercial potential for our approved products could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.  At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Under the Medicare Improvements for Patients and Providers Act (“MIPPA”), a basic case-mix adjusted composite, or bundled, payment system commenced in January 2011 and transitioned fully by January 2014 to a single reimbursement rate for drugs and all services furnished by renal dialysis centers for Medicare beneficiaries with end-stage renal disease. Specifically, under MIPPA the End-Stage Renal Disease Prospective Payment System (the “ESRD PPS”) bundle now covers drugs, services, lab tests and supplies under a single treatment base rate for reimbursement by the CMS based on the average cost per treatment, including the cost of ESAs and IV iron doses, typically without adjustment for usage. It is unknown whether roxadustat, if approved in the U.S., will be included in the payment bundle or the timing of inclusion. Under MIPPA, agents that have no IV equivalent in the bundle are currently expected to be excluded from the bundle until 2025. If roxadustat were included in the bundle, it may reduce the price that could be charged for roxadustat, and therefore potentially limit our profitability. Based on roxadustat’s differentiated mechanism of action and therapeutic effects, and discussions with our collaboration partner, we currently believe that roxadustat might not initially be included in the bundle and would instead be eligible for a Transitional Drug Add-on Payment Adjustment (“TDAPA”) for a 24-month period. At the 24-month mark, CMS would determine if the TDAPA period should be extended for roxadustat or ended. When the TDAPA period ends, CMS would determine if roxadustat should be included in the bundle and, if so, what changes to the ESRD PPS reimbursement should be made. If roxadustat is included in the ESRD PPS bundle, it may have an impact on roxadustat pricing within dialysis organizations. If approved and roxadustat is not included in the bundle after the TDAPA period, and would therefore be reimbursed outside of the bundle, it may potentially limit further market penetration of roxadustat. If approved in the U.S., we would expect roxadustat to be granted TDAPA designation one to two calendar quarters after an FDA approval. However, there is a risk that we do not receive TDAPA designation, or when we expect it, in which case, there would be a significant impact on roxadustat revenue from dialysis organizations until TDAPA designation is granted.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products if approved or additional pricing pressures. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

We use our own manufacturing facilities in China to produce roxadustat API and drug product for the market in China. There are risks inherent to operating commercial manufacturing facilities, and with these being our single source suppliers, we may not be able to continually meet market demand.

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

We are responsible for commercial manufacturing, pharmacovigilance, medical affairs, and management of the third-party distribution logistics (with AstraZeneca through a jointly owned entity that will perform roxadustat distribution) for roxadustat commercial activities in China. While we have been increasing our staffing in these areas, as a company, we have limited experience managing or operating these functions for a commercial product and there can be no guarantee that we will do so efficiently or effectively. Mistakes or delays in these areas could limit our ability to successfully commercialize roxadustat in China, could limit our eventual market penetration, sales and profitability, and could subject us to significant liability in China.

Our collaboration partner in China, AstraZeneca, and we may experience difficulties in successfully growing and sustaining sales of roxadustat in China.*

AstraZeneca and we have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2020 to December 31, 2021), and we are in the process of finalizing a new reimbursement price with the Chinese government, which will be lower than the current reimbursement price for roxadustat. Sales of roxadustat in China may ultimately be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd. and FibroGen Beijing. We may rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2021, approximately $56.0 million of our cash and cash equivalents is held in China.

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

Most of our product sales will occur in local Chinese currency and our operating results will be subject to volatility from currency exchange rate fluctuations. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have an adverse impact on our future operating results. Changes in the value of the Renminbi against the U.S. dollar, Euro and other currencies are affected by, among other things, changes in China’s political and economic conditions. Currently, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Any significant currency exchange rate fluctuations may have a material adverse effect on our business and financial condition.

In addition, the Chinese government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of foreign currency out of China for certain transactions. Shortages in the availability of foreign currency may restrict the ability of FibroGen Beijing to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and balance of trade, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from the State Administration of Foreign Exchange or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our operational requirements, our liquidity and financial position may be materially and adversely affected.

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

We may be subject to tax inefficiencies associated with our offshore corporate structure.*

The tax regulations of the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development, and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties, and distributions, if any are achieved. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may adversely impact our effective tax rate.

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

Uncertainties with respect to the China legal system and regulations could have a material adverse effect on us.

The legal system of China is a civil law system primarily based on written statutes. Unlike in a common law system, prior court decisions may be cited for reference but are not binding. Because the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. Moreover, decision makers in the China judicial system have significant discretion in interpreting and implementing statutory and contractual terms, which may render it difficult for FibroGen Beijing to enforce the contracts it has entered into with our business partners, customers and suppliers. Different government departments may have different interpretations of certain laws and regulations, and licenses and permits issued or granted by one government authority may be revoked by a higher government authority at a later time. Furthermore, new laws or regulations may be passed that affect the way we or our collaboration partner do business in China (including the manufacture, sale, or distribution of roxadustat in China). Navigating the uncertainty and change in the China legal and regulatory systems will require the devotion of significant resources and time, and there can be no assurance that our contractual and other rights will ultimately be maintained or enforced.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2020, 2019 and 2018 were $189.3 million, $77.0 million and $86.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $1.1 billion. As of September 30, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $486.4 million plus $142.6 million of long-term investments classified as available for sale securities. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

We may encounter difficulties in managing our growth and expanding our operations successfully.*

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, commercialization and administration capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to increase the responsibilities of management. Our failure to accomplish any of these steps could prevent us from successfully implementing our strategy and maintaining the confidence of investors in us.

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

After a comprehensive earthquake risk analysis conducted by Marsh Risk, we decided not to purchase earthquake or flood insurance. Based upon (among other factors) the Marsh Risk analysis, the design and construction of our building, the expected potential loss, and the costs and deductibles associated with earthquake and flood insurance, we chose to self-insure. However, earthquakes or other natural disasters could severely disrupt our operations, or have a larger cost than expected, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of October 31, 2021, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 37.47% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Those directly responsible for the decision to use post-hoc stratification factors in the primary analyses no longer work for the Company.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*†	Exclusive License Agreement by and between FibroGen, Inc. and Eluminex Biosciences (Suzhou) Limited as of July 16, 2021.	—	—	—	—

10.2*+	Offer Letter by and between FibroGen, Inc. and Juan Graham, effective as of July 30, 2021.	—	—	—	—

10.3*+	Transition Agreement by and between FibroGen, Inc. and Pat Cotroneo, dated as of August 14, 2021.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	—	—	—	—

*	Filed herewith
+	Indicates a management contract or compensatory plan
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

FibroGen, Inc.

Dated: November 9, 2021	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)