Form 10-K
period 2021-12-31
FIBROGEN INC
filed 2022-02-28
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $1,446.8 million. Shares of Common Stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2022 was 93,001,968.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) incorporate information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for roxadustat, pamrevlumab and our other product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, our ability to operate in the People’s Republic of China (“China”), expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section of this Annual Report captioned “Risk Factors” and elsewhere in this Annual Report. A summary of these risk factors can be found in the following section, however, please refer to the full risk factors in Item 1A “Risk Factors.” These risks are not exhaustive. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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

PART I

SUMMARY RISK FACTOR

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

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

•

Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.

•

The complete response letter we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. This will decrease and/or delay expected revenue, and may increase the possibility that our Collaboration Agreement with AstraZeneca could be amended or terminated.

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

•	We may experience delays or technical problems associated with technology transfer, scale-up, or validation of our biologics manufacturing.
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
•

We identified material weaknesses in our internal control over financial reporting as of December 31, 2020, which have been remediated. If we otherwise fail to maintain an effective system of internal control, it may result in material misstatements in our financial statements.

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
•

The China-operations portion of our audit is conducted by an independent registered public accounting firm that is not subject to inspection by the Public Company Accounting Oversight Board, which may negatively impact investor sentiment towards FibroGen or our China operations, which could adversely affect the market price of our common stock.

•	Changes in U.S. and China relations, as well as with other countries, and/or regulations may adversely impact our business.
•	We have limited experience distributing drugs in China.
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

•	We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our operations in China, which could adversely affect our financial performance.
•	Because FibroGen Beijing’s funds are held in banks that do not provide insurance, the failure of any bank in which FibroGen Beijing deposits its funds could adversely affect our business.
•	We may be subject to tax inefficiencies associated with our offshore corporate structure.
•	Our foreign operations, particularly those in China, are subject to significant risks involving the protection of intellectual property.
•	Uncertainties with respect to the China legal system and regulations could have a material adverse effect on us.
•	Changes in China’s economic, governmental, or social conditions could have a material adverse effect on our business.
•	We may be subject to additional Chinese requirements, approvals or permissions in the future.
•

If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our common stock may decline.

•

Our operations in China subject us to various Chinese labor and social insurance laws, and our failure to comply with such laws may materially and adversely affect our business, financial condition and results of operations.

Risks Related to COVID-19

•	Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.

Risks Related to the Operation of Our Business

•	Please see Part I – Item 1A. Risk Factors for additional risk factors related to the operation of our Business.

There are also a variety of Risks Related to Our Common Stock

•	Please see Part I – Item 1A. Risk Factors for additional risk factors related to our Common Stock.

CHINA OPERATIONS AND RELATED RISKS

We are incorporated in the state of Delaware. We operate within the Chinese market through FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), a wholly-owned subsidiary established in Beijing. FibroGen Beijing consists of development and commercialization operations as well as a drug product manufacturing facility. FibroGen Beijing holds the regulatory licenses issued by the Chinese regulatory authorities in respect of roxadustat.  FibroGen Beijing has two branch offices located in Shanghai and Cangzhou, China. The branch office in Cangzhou operates a drug substance manufacturing facility. FibroGen Beijing also owns 51.1% of Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”), a joint venture established by FibroGen and operated in conjunction with AstraZeneca Investment (China) Co., Ltd. (“AZ China”) for the purpose of distributing our sole drug product approved for sale in China, roxadustat. Falikang conducts distribution activities for roxadustat within China while AZ China, AstraZeneca AB (PUBL) (“AstraZeneca”) and AstraZeneca (Wuxi) Trading Co., Ltd. provide sales and marketing services in support of roxadustat. Thus, stockholders of FibroGen, Inc. have an ownership interest in the joint venture, Falikang, through the FibroGen, Inc. equity ownership in our subsidiaries, including FibroGen Beijing.

For a full discussion of our business in China, please see the section below titled “ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN CHINA” as well as the section titled “ROXADUSTAT FOR THE TREATMENT OF CHEMOTHERAPY-INDUCED ANEMIA AND ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES.” We summarize certain risks associated with our operations in China in this section, however, please refer also to the section of this Annual Report captioned “Item 1A. Risk Factors” for additional risks related to our international operations.

To operate our business in China, each of our Chinese subsidiaries (and our joint venture with AstraZeneca, Falikang) is required to and does obtain a business license from the local counterpart of the State Administration for Market Regulation. Such business licenses list the business activities we are authorized to carry out and we would be noncompliant if we act outside of the scope of business activities set forth under the relevant business license. Due to China’s regulatory framework in general and for the pharmaceutical industry specifically, we are required to apply for and maintain many approvals or permits specific to many of our business activities, including but not limited to manufacturing, distribution, environmental protection, workplace safety and cybersecurity, from both national and local government agencies. For certain of our clinical trials conducted in China, we need to obtain, through the clinical sites, permits from the Human Genetic Resource Administrative Commission to collect samples that include human genetic resources, such as blood samples. We may also be required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or actually controlled by them. If we are unable to obtain the necessary approvals or permissions in order to operate our business in China, or if we inadvertently conclude that such approvals or permissions are not required, or if we are subject to additional requirements, approvals, or permissions, it could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our common stock.

Due to our operations in China and the United States (“U.S.”), any unfavorable government policies on cross-border relations and/or international trade (including increased scrutiny on companies with significant China-based operations, capital controls or tariffs) may affect the competitive position of our drug products, the hiring of personnel, the demand for our drug products, the import or export of products and product components, our ability to raise capital, the market price of our common stock, or prevent us from selling our drug products in certain countries. While we do not operate in an industry that is currently subject to foreign ownership limitations in China, China could decide to limit foreign ownership in our industry, in which case there could be a risk that we would be unable to do business in China as we are currently structured.

Cash flows from Falikang and cash flows into FibroGen Beijing are currently intended to remain onshore in China. Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations and paying down certain debt obligations. To date, no such debt repayments have occurred, nor have there been any other payments or distributions from FibroGen Beijing to entities or investors outside of China. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, is headquartered in the U.S. and was not identified in the Public Company Accounting Oversight Board (“PCAOB”) report dated December 16, 2021 as a firm that the PCAOB was unable to inspect. Therefore, the Holding Foreign Companies Accountable Act does not apply to us.

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

We have a pipeline of late-stage clinical programs as well as pre-clinical drug candidates at various stages of development that include both small molecules and biologics. We have leveraged our internally developed 2-oxoglutarate and CTGF biology expertise as well as in-licensing of additional programs, such as antibodies targeting Gal-9 and CCR8, to further enhance our late-stage preclinical pipeline. Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

The following is an overview of our clinical and commercial programs, followed by a more extensive description of each of our drug candidates and the diseases in which we are studying them.

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Astellas Pharma Inc. (“Astellas”) and FibroGen are collaborating on the development and commercialization of roxadustat for the potential treatment of anemia in territories including Japan, Europe, Turkey, Russia and the Commonwealth of Independent States, the Middle East, and South Africa. FibroGen and AstraZeneca are collaborating on the development and commercialization of roxadustat for the potential treatment of anemia in the U.S., China, other markets in the Americas, Australia/New Zealand, and Southeast Asia.

We and our collaboration partner, AstraZeneca, continue to expand the commercialization of roxadustat (tradename: 爱瑞卓®) in China where it is approved for the treatment of anemia caused by chronic kidney disease (“CKD”) in non-dialysis and dialysis patients. Roxadustat was included on the renewed 2021 National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration with a meaningful price reduction. We expect annual net sales growth in China for 2022, driven by an acceleration of volume growth that is largely offset by the impact of the reduced NRDL price. As of the fourth quarter 2021, roxadustat was the top CKD anemia brand in China with a 36% value share within the segment of erythropoiesis stimulating agents (“ESAs”) and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor on the market in China).

In August 2021, EVRENZO® (roxadustat) was approved for the treatment of adult patients with symptomatic anemia associated with CKD in the European Union and Great Britain. Astellas has launched EVRENZO in Germany, the United Kingdom, the Netherlands, Austria, and the Nordic countries.

In Japan, our partner Astellas continues to commercialize EVRENZO for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

In August 2021, the U.S. Food and Drug Administration (“FDA”) issued a complete response letter (“CRL”) regarding roxadustat’s New Drug Application (“NDA”) for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. We and our partner, AstraZeneca, met with the FDA and discussed the design of an additional trial in CKD anemia. We continue to discuss the possible development options in the U.S. with AstraZeneca and the FDA.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We continue to enroll MATTERHORN, our Phase 2/3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in myelodysplastic syndromes (“MDS”) in the U.S. and Europe. This 160-patient trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study between the second half of 2022 and the first half of 2023.

In China, we are enrolling the double-blind, placebo-controlled portion of our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. One hundred thirty-five subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint for this study is the percentage of patients achieving a hemoglobin response.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We announced positive topline results from WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia (“CIA”). It is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in 92 patients receiving myelosuppressive chemotherapy for non-myeloid malignancies, with a treatment duration of 16 weeks. The primary efficacy endpoint of maximum change in hemoglobin within 16 weeks from baseline without red blood cell transfusion was met. We expect to release additional data from this study at an upcoming medical meeting.

We plan to begin a randomized, active controlled Phase 3 clinical trial in China of roxadustat in CIA for non-myeloid malignancies. The study will enroll approximately 146 subjects and the primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13.

Monoclonal Antibody Targeting Connective Tissue Growth Factor (CTGF)

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of CTGF, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

In the second quarter of 2021, the FDA granted both Rare Pediatric Disease designation and Fast Track designation for pamrevlumab for the treatment of patients with Duchenne Muscular Dystrophy (“DMD”). In addition, the FDA has previously granted Orphan Drug Designation to pamrevlumab for the treatment of idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer (“LAPC”), and DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and LAPC.

Pamrevlumab for the Treatment of Idiopathic Pulmonary Fibrosis

We continue to enroll patients in our two Phase 3 trials of pamrevlumab in IPF patients – ZEPHYRUS-1 and ZEPHYRUS-2, each targeting approximately 340 patients. We expect topline data from ZEPHYRUS-1 in mid-2023.

Similar in design to PRAISE, our completed Phase 2 trial in 101 IPF patients, both of these Phase 3 studies are randomized, double-blind, placebo-controlled trials with a primary efficacy endpoint (for the U.S.) of change from baseline in forced vital capacity (“FVC”). For Europe, these trials have a primary efficacy endpoint of disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, acute IPF exacerbations, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

Pamrevlumab for the Treatment of Locally Advanced Unresectable Pancreatic Cancer

We completed enrollment of LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for LAPC. We enrolled 284 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We currently expect topline overall survival data, the primary endpoint, in the first half of 2024. An interim analysis of event-free survival will be conducted in the second quarter of 2022.

Pamrevlumab for the Treatment of Metastatic Pancreatic Cancer

In June 2021 the Pancreatic Cancer Action Network's (PanCAN) Precision PromiseSM adaptive trial platform included pamrevlumab, with standard of care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), in its study for patients with metastatic pancreatic cancer. The combination therapy is offered to patients as either a first- or second-line treatment option (the first experimental treatment arm to be offered as a first-line treatment in PanCAN’s innovative Precision Promise trial). The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities.

Pamrevlumab for the Treatment of Duchenne Muscular Dystrophy

Non-Ambulatory Patients

We completed enrollment of LELANTOS -1, our Phase 3 clinical trial evaluating pamrevlumab in combination with systemic corticosteroids as a treatment for DMD. LELANTOS-1 is a double-blind, placebo-controlled trial in 99 non-ambulatory DMD patients. Patients are randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength from baseline to Week 52 and additional endpoints will include pulmonary, cardiac, performance, and fibrosis assessments. We expect topline data from this study in the first half of 2023.

Ambulatory Patients

We continue to enroll our double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS-2, evaluating pamrevlumab in combination with systemic corticosteroids in approximately 70 ambulatory DMD patients. Patients aged 6-12 will be randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE

In collaboration with our partners AstraZeneca and Astellas, we have completed 16 Phase 3 studies worldwide in over 11,000 patients to support our regulatory filings in the U.S., Europe, China, and Japan.

Roxadustat Mechanism of Action

Roxadustat is an orally administered reversible inhibitor of HIF-PH. Inhibition of prolyl hydroxylase stabilizes HIF, which then forms a complex that initiates transcription of a number of genes involved in the erythropoietic process. This in turn stimulates a coordinated response that includes the increase of plasma endogenous erythropoietin (“EPO”) levels and reduction of hepcidin, a key regulator of iron homeostasis, ultimately resulting in increased oxygen delivery to tissues.

In anemia of CKD, roxadustat temporarily inhibits HIF-PH, stimulating a coordinated erythropoietic response.

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

Background of Anemia in Chronic Kidney Disease

CKD is a progressive disease characterized by gradual loss of kidney function that may eventually lead to kidney failure or end-stage renal disease requiring dialysis or a kidney transplant to survive. CKD affects 12% to 14% of the global adult population. CKD is more prevalent in developed countries but is also growing rapidly in emerging markets such as China.

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

Regulatory Pathway in the United States

In August 2021, the U.S. FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form.

We and our partner, AstraZeneca, met with the FDA and discussed the design of an additional trial in CKD anemia. We continue to discuss the possible development options in the U.S. with AstraZeneca and the FDA.

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

In July 2019, results from our two China Phase 3 clinical trials were published in the New England Journal of Medicine.3 4

Since the launch of roxadustat in 2020, and its inclusion on the NRDL, the anemia of CKD market has expanded significantly. Roxadustat has captured a majority of this growth, with the ESA category also demonstrating growth since the launch of roxadustat.

In the fourth quarter of 2021, roxadustat was the top CKD anemia brand in China with a 36% value share within the segment of ESAs and HIF-PH inhibitors. Roxadustat remains the only HIF-PH inhibitor currently on the market in China and we have seen broad adoption across the three segments of hemodialysis, peritoneal dialysis, and non-dialysis.

We believe there are two critical market access factors for commercialization success in China: hospital listings and reimbursement.

China is mostly a single-payor market with near universal healthcare provided by the government. Over 95% of the population receives healthcare coverage under one government-funded medical reimbursement plan or another, each with different levels of reimbursement. Roxadustat was first included in the 2019 National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration, for the treatment of anemia in CKD. The inclusion on the 2019 NRDL was a significant contributor to roxadustat adoption and revenue growth over the last 24 months. Roxadustat was subsequently included on the 2021 NRDL (for the period of January 1, 2022 through December 31, 2023) with a meaningful reduction in price.

We believe that the new NRDL price will translate into lower out-of-pocket costs and increased affordability for our patients. We expect annual net sales growth in China for 2022, driven by an acceleration of volume growth that is largely offset by the impact of the reduced NRDL price.

We have enjoyed rapid hospital listing in China, and as of the end of 2021, roxadustat was listed in hospitals that represent approximately 80% of the addressable CKD anemia market. Given that approximately 90% of the market in China is hospital-based, and listing in hospital formularies is a pre-requisite to physicians being able to prescribe roxadustat, listings have been another important growth driver for us.

We believe a number of practice guidelines published in China by various medical societies and government entities will elevate awareness about the importance of treatment of anemia in chronic kidney disease, in particular, the importance of early initiation and treating to target. Among them:

•

In 2021, the Chinese Nephrologist Association published treatment guidelines for anemia associated with chronic kidney disease, and recommended that patients be treated to a target hemoglobin level above or equal to 11g/dL, but not above 13g/dL. This is the first guideline in the world that included roxadustat as a therapy, in addition to oral iron, intravenous iron, and ESAs.

•

The National Health Commission announced revised Blood Purification Standard Operating Procedures for 2021, which also recommended that patients be treated to a target hemoglobin level above or equal to 11g/dL, but not above 13g/dL.

[3]	N. Chen, et al. “Roxadustat Treatment for Anemia in Patients Undergoing Long-Term Dialysis” N Engl J Med 381 (2019): 1011-22. DOI: 10.1056/NEJMoa1901713
[4]	N. Chen, et al. “Roxadustat for Anemia in Patients with Kidney Disease Not Receiving Dialysis” N Engl J Med 381 (2019): 1001-1010. DOI: 10.1056/NEJMoa1813599

ROXADUSTAT FOR THE TREATMENT OF ANEMIA IN CHRONIC KIDNEY DISEASE IN JAPAN

In Japan, our partner Astellas continues the commercial launch of EVRENZO® (roxadustat), targeting healthcare providers that care for approximately 330,000 dialysis patients across Japan. EVRENZO is now approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. The supplemental NDA for the use of roxadustat in patients with anemia of CKD not on dialysis was approved in November 2020 by the Pharmaceuticals and Medical Devices Agency. EVRENZO is one of five HIF-PH inhibitors currently on the market in Japan.

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

Clinical Development of Roxadustat in Chemotherapy-Induced Anemia

We announced positive topline results from WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in CIA. It is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in 92 patients receiving myelosuppressive chemotherapy treatment for non-myeloid malignancies, with a treatment duration of 16 weeks. The primary efficacy endpoint of maximum change in hemoglobin within 16 weeks from baseline without red blood cell transfusion was met. We expect to release additional data from this study at an upcoming medical meeting.

We plan to begin a randomized, active controlled Phase 3 clinical trial in China of roxadustat in CIA for non-myeloid malignancies. The study will enroll approximately 146 subjects and the primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13.

Background of Anemia in Myelodysplastic Syndromes

MDS are a diverse group of bone marrow disorders characterized by ineffective production of healthy blood cells and premature destruction of blood cells in the bone marrow, leading to anemia. In most MDS patients, the cause of the disease is unknown.

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

Lower-risk MDS patients represent approximately 77% of the total diagnosed MDS population. Most national and international guidelines recommend use of ESAs for anemia only in lower-risk MDS patients presenting with symptomatic anemia with serum EPO levels at or below 500 mU/mL.

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

Reblozyl® (luspatercept) was approved by the FDA in April 2020 for the treatment of anemia in adults with MDS with ring sideroblasts or myelodysplastic/myeloproliferative neoplasms with ring sideroblasts and thrombocytosis who need regular red blood cell transfusions and have not responded well to or cannot receive an ESA. It is the first and only erythroid maturation agent approved in the U.S., Europe, and Canada and is part of a global collaboration between Acceleron Pharma, Inc. and Bristol Myers Squibb. In addition, Geron Corporation is enrolling a Phase 3 clinical trial of imetelstat in lower risk MDS.

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

Clinical Development of Roxadustat in Myelodysplastic Syndromes

We continue to enroll MATTERHORN, our Phase 2/3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in MDS in the U.S. and Europe. This 160-patient trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study between the second half of 2022 and the first half of 2023.

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

PAMREVLUMAB FOR THE TREATMENT OF FIBROSIS AND CANCER

Our deep research and discovery expertise in fibrosis indicate that CTGF is a critical common element in the progression of serious diseases associated with fibrosis.

From our library of human monoclonal antibodies that bind to different parts of the CTGF protein and block various aspects of CTGF biological activity, we selected pamrevlumab, for which we have exclusive worldwide rights. In preclinical studies we demonstrated that pamrevlumab disrupts the fibrosis-promoting activity of CTGF, and based on those data believe that it can inhibit the central role of CTGF in causing diseases associated with fibrosis. Our data to date indicate that pamrevlumab is a promising and highly differentiated product candidate with broad potential to treat a number of fibrotic diseases and cancers.

We are currently conducting Phase 3 studies in IPF, LAPC, metastatic pancreatic cancer, and DMD. In the U.S., the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of IPF, LAPC, and DMD. In addition, the European Medicines Agency (“EMA”) has granted Orphan Medicinal Product Designation to pamrevlumab for the treatment of DMD. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both IPF and LAPC.

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

Multiple biological agents and pathways have been implicated in the fibrotic process, many of which converge on CTGF, a central mediator of fibrosis. In the case of cancer, the sustained tumor-associated fibrotic tissue promotes tumor cell survival and metastasis. CTGF is a secreted glycoprotein produced by fibroblasts, endothelium, mesangial cells and other cell types, including cancers, and is induced by a variety of regulatory modulators, including TGF-ß and VEGF. CTGF expression has been demonstrated to be up-regulated in fibrotic tissues. Thus, we  focused on targeting CTGF to block or inhibit its activity to mitigate, stop or reverse tissue fibrosis. In addition, since CTGF is implicated in nearly all forms of fibrosis, we believe pamrevlumab has the potential to provide clinical benefit in a wide range of clinical indications that are characterized by fibrosis.

Until recently, it was believed that fibrosis was an irreversible process. It is now generally understood that the process is dynamic and potentially amenable to reversal. Based on studies in animal models of fibrosis of the liver, kidney, muscle and cardiovascular system, it has been shown that fibrosis can be reversed. It has also been demonstrated in humans that fibrosis caused by hepatitis virus can be reversed (Chang et al. Hepatology (2010)). Additionally, we generated data in human and animal studies suggesting that lung fibrosis progression can be slowed, arrested, or possibly reversed in some instances upon treatment with pamrevlumab.

Clinical Development of Pamrevlumab — Overview

We have performed clinical trials of pamrevlumab in IPF, pancreatic cancer, DMD, liver fibrosis, and diabetic kidney disease. In clinical studies involving pamrevlumab to date, including more than 800 patients who were treated with pamrevlumab (about half of patients dosed for more than six months), pamrevlumab has been well-tolerated across the range of doses studied, and there have been no dose-limiting toxicities seen thus far.

Idiopathic Pulmonary Fibrosis

Understanding IPF and Current Therapies

IPF is a form of progressive pulmonary fibrosis, or abnormal scarring, which destroys the structure and function of the lungs. As tissue scarring progresses in the lungs, transfer of oxygen into the bloodstream is increasingly impaired. Average life expectancy at the time of confirmed diagnosis of IPF is estimated to be between three to five years, with approximately two-thirds of patients dying within five years of diagnosis. Thus, the survival rates are comparable to some of the most deadly cancers. The cause of IPF is unknown but is believed to be related to injury to the alveolar epithelial cells, inflammation and fibrosis.

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

There are currently two anti-fibrotic therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib. The approvals and subsequent launches of Esbriet® (pirfenidone) and Ofev® (nintedanib) have clearly shown the commercial potential in IPF. Hoffmann-La Roche (“Roche”) reported worldwide sales of approximately $1.28 billion for 2020 and $1.12 billion for 2021 for Esbriet (pirfenidone). Boehringer Ingelheim Pharma GmbH & Co. KG (“Boehringer Ingelheim”) reported total sales of approximately $1.7 billion for Ofev (nintedanib) in 2019 and approximately $2.35 billion in 2020.

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trials of Pamrevlumab in IPF

We continue to enroll patients in our two Phase 3 trials of pamrevlumab in IPF patients, ZEPHYRUS-1 and ZEPHYRUS-2, each targeting approximately 340 patients.

Similar to PRAISE, our completed Phase 2 trial in 101 IPF patients, both of these Phase 3 studies are double-blind, placebo-controlled trials with a primary efficacy endpoint (for the U.S.) of change from baseline in FVC. We expect topline data from ZEPHYRUS-1 in mid-2023.

The primary efficacy endpoint for Europe for each study is disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, acute IPF exacerbation, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

We are near completion of enrollment for ZEPHYRUS-1. However, the COVID-19 pandemic has particularly affected enrollment in ZEPHYRUS-2, which we are primarily enrolling in Europe. In addition to efforts we are making in ensuring patient safety, we are also working to expand enrollment through a number of methods, including enrolling patients in China.

PRAISE – Study 067 – Randomized, Double-Blind, Placebo-Controlled Phase 2 Trial of Pamrevlumab in IPF

Positive results from PRAISE, our randomized, double-blind, placebo-controlled Phase 2 clinical trial (Study 067), were published in The Lancet Respiratory Medicine (September 2019). PRAISE was designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF (baseline FVC percentage predicted of 55%), as well as topline results from two sub-studies that were added to evaluate the safety of combining pamrevlumab with approved IPF therapies.

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

Proportion of Patients with Decline in Percentage of Predicted FVC of 10% or Greater, or Death, by Visit

In this study, we measured change in quantitative lung fibrosis (“QLF”) from baseline to Week 24 and Week 48 using quantitative HRCT. The pamrevlumab arm achieved a statistically significant reduction in the rate of progression of lung fibrosis compared to placebo using HRCT to measure QLF. The change in QLF volume from baseline to Week 24 for pamrevlumab-treated patients was 24.8 ml vs. 86.4 ml for placebo, with a treatment difference of -61.6 ml (p=0.009). The change in QLF volume from baseline to 48 weeks was 75.4 ml in pamrevlumab-treated patients vs. 151.5 ml in patients on placebo, with a treatment difference of -76.2 ml (p=0.038).

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

The treatment effects of pamrevlumab were demonstrated not only on change in FVC, a measure of pulmonary function and IPF disease progression, and change in fibrosis using quantitative HRCT, but pamrevlumab-treated patients also showed a trend of clinically meaningful improvement in a measure of health-related quality of life using the St. George’s Respiratory Questionnaire vs. a reduction in quality of life seen in placebo patients over the 48 weeks of treatment. The St. George’s Respiratory Questionnaire quality of life measurement has been validated in chronic obstructive pulmonary disease. In the subgroup of patients that were evaluated by the UCSD Shortness of Breath Questionnaire, pamrevlumab-treated patients had a significant attenuation of their worsening dyspnea in comparison to placebo patients.

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

Study 049 – Open-Label Phase 2 Trial of Pamrevlumab in IPF

Our completed open-label extension of Study 049, a Phase 2 open-label, dose-escalation study to evaluate the safety, tolerability, and efficacy of pamrevlumab in 89 patients with IPF, was consistent with the results from our randomized, double-blind, placebo-controlled Phase 2 clinical trial PRAISE. We presented data from our open-label Phase 2 IPF extension study (049) at the International Colloquium on Lung and Airway Fibrosis in November 2016, reporting that no safety issues were observed during prolonged treatment with pamrevlumab.

Pancreatic Cancer

Understanding Pancreatic Cancer and the Limitations of Current Therapies

Certain solid malignant tumors have a prominent fibrosis component consisting mostly of ECM that contributes to metastasis and progressive disease. ECM is the connective tissue framework of an organ or tissue.

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the third leading cause of cancer deaths in the U.S. According to the European Commission’s European Cancer Information System, there were 100,005 new cases of pancreatic cancer and 95,373 deaths from pancreatic cancer in Europe projected for 2018. The National Cancer Center of Japan estimated that there were 36,239 new cases of pancreatic cancer in 2014, an increase from 24,442 cases in 2004. In its report of December 2017, Decision Resources Group estimated that the major market sales (U.S., Europe and Japan) of pancreatic cancer drugs would grow from $1.3 billion in 2016 to approximately $3.7 billion in 2026. According to the U.S. National Cancer Institute, there were an estimated 57,000 new cases of pancreatic cancer in the U.S. in 2019. Fifty percent of new cases are metastatic. Another 15-20% have localized resectable tumors. The remaining 30-35% have localized but unresectable tumors.

For those with non-resectable tumors, median survival is eight to 12 months post-diagnosis, and about 8% achieve five years of survival; similar to metastatic cases. For those with resectable tumors, 50% survive 17 to 27 months post-diagnosis and ~20% achieve five-year survival.

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

Phase 3 Clinical Development – Randomized, Double-Blind, Placebo-Controlled Trial of Pamrevlumab in Locally Advanced Unresectable Pancreatic Cancer

We completed enrollment of LAPIS, our double-blind placebo controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for LAPC. Two-hundred eighty-four patients were randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We currently expect topline overall survival data, the primary endpoint, in the first half of 2024. An interim analysis of event-free survival will be conducted in the second quarter of 2022.

Metastatic Pancreatic Cancer

In June 2021, the Pancreatic Cancer Action Network's (PanCAN) Precision PromiseSM adaptive trial platform included pamrevlumab, with standard of care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), in its study for patients with metastatic pancreatic cancer. The combination therapy is offered to patients as either a first- or second-line treatment option, marking the first experimental treatment arm to be offered as a first-line treatment in PanCAN’s innovative Precision Promise trial. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities.

Study 069 – Randomized, Open-Label, Active-Controlled Phase 1/2 Trial of Pamrevlumab in Locally Advanced Unresectable Pancreatic Cancer

We continue to follow patients in our ongoing open-label, randomized (2:1) Phase 1/2 trial (FGC004C-3019-069) of pamrevlumab combined with gemcitabine plus nab-paclitaxel chemotherapy vs. the chemotherapy regimen alone in patients with inoperable LAPC that has not been previously treated. We enrolled 37 patients in this study and completed the six-month treatment period and surgical assessment at the end of 2017. The overall goal of the trial is to determine whether the pamrevlumab combination can convert inoperable pancreatic cancer to operable, or resectable, cancer. Tumor removal is the only chance for cure of pancreatic cancer, but only approximately 15% to 20% of patients are eligible for surgery.

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

Patients with LAPC have a median survival of less than 12 months, only slightly better than patients with metastatic pancreatic cancer, whereas patients with resectable pancreatic cancer have a much better prognosis with median survival of approximately 23 months and some patients being cured. If pamrevlumab in combination with chemotherapy continues to demonstrate an enhanced rate of conversion from unresectable cancer to resectable cancer, it may support the possibility that pamrevlumab could provide a substantial survival benefit for LAPC patients.

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

Increased Pancreatic Cancer Survival Associated with Increased Plasma Levels of Pamrevlumab

Percent of Overall Survival
100
80
60
40
20
0
0
5
10
15
20
25
30
35
40
45
Overall Survival Time (Months)

In the study, the majority of adverse events were mild to moderate, and were consistent with those observed for erlotinib plus gemcitabine treatment without pamrevlumab. There were 99 treatment-emergent serious adverse events, six of which were assessed as possibly related to the investigational drug by the principal investigator, and 93 as not related to study treatment. After investigation, it was our determination that there is no causal relationship between pamrevlumab and the treatment-emergent serious adverse events deemed possibly related by the principal investigator. We did not identify any evolving dose-dependent pattern, and higher doses of pamrevlumab were not associated with higher numbers of serious adverse events or greater severity of the serious adverse events observed.

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

Phase 3 Clinical Development – LELANTOS-1 in Non-Ambulatory Patients

We completed enrollment of Phase 3 clinical trial, LELANTOS-1, evaluating pamrevlumab as a treatment for DMD. LELANTOS-1 is a double-blind, placebo-controlled trial in 99 non-ambulatory DMD patients. Patients will be randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary endpoint will assess change in upper limb strength and additional endpoints will include pulmonary, cardiac, performance, and fibrosis assessments. We expect topline data from this study in the first half of 2023.

Phase 3 Clinical Development – LELANTOS-2 in Ambulatory Patients

We continue to enroll our double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS-2, evaluating pamrevlumab in combination with systemic corticosteroids in approximately 70 ambulatory DMD patients. Patients aged 6-12 will be randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52.

Phase 2 Open-Label Trial of Pamrevlumab in DMD

In June 2019 at the Parent Project Muscular Dystrophy meeting, we reported topline results from this 21-patient open-label single-arm trial in non-ambulatory DMD patients. This one-year administrative analysis compared our Phase 2 data to previously published natural disease history studies of DMD patients. While we cannot make direct comparisons between our trial and previously published data due to, among other things, differences in subject numbers, baseline characteristics, inclusion/exclusion criteria, treatment protocols, and analysis methods, we are encouraged by the data obtained so far. Pamrevlumab was well tolerated in this study.

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

Commercialization Strategy for Pamrevlumab

To date, we have retained exclusive worldwide rights for pamrevlumab. We commenced brand development activities for pamrevlumab and will be advancing these efforts in preparation for potential launches in IPF, LAPC and DMD, consistent with the approaches of companies with a product in late-stage clinical development.

Research at FibroGen

Our research programs at FibroGen are grounded in our three areas of expertise: HIF biology, 2-oxoglutarate enzymology, and CTGF biology. More recently, we added two immuno-oncology programs via a partnership with HiFiBiO Therapeutics (“HiFiBiO”) and are actively working to further expand the preclinical pipeline in our therapeutic focus areas of oncology, immunology, and fibrosis.

We have applied our expertise in the field of HIF-PH inhibition to develop an understanding of other areas of HIF biology with important therapeutic implications. This consistent progression of discovery has led to findings relating to HIF-mediated effects associated with inflammatory pathways, various aspects of iron metabolism, insulin sensitivity and glucose and fat metabolism, neurological disease, and ischemic injury. There are at least three different HIF-PH enzymes that are known to regulate the stability of HIF — these enzymes are commonly referred to in the scientific literature as PHD1, PHD2 and PHD3. Studies of genetically modified mice, in which the individual HIF-PH enzymes have been deleted, have revealed that PHD2 plays the major role in regulation of erythropoiesis by HIF. In contrast, PHD1 and PHD3 appear to play less important roles in HIF-mediated erythropoiesis, but instead have been implicated in other important biological pathways. We believe that both pan-PHD and PHD-selective inhibitors could have important therapeutic applications beyond anemia.

The HIF-PH enzymes that are the targets of roxadustat belong to a broader family of enzymes known as 2-oxoglutarate (“2OG”)-dependent oxygenases. In humans, this family comprises more than 60 members that play important roles in a diverse range of biological processes including collagen biosynthesis, oxygen sensing, epigenetic regulation, nucleic acid modification/repair, and lipid metabolism. The first members of this enzyme family to be characterized were the collagen prolyl hydroxylases, which play a critical role in the biosynthesis of collagen and as a result, are potential targets for the treatment of fibrotic disease. Other members of the 2OG-dependent oxygenase family with relevance to human disease include the Jumonji domain-containing histone demethylases, which are emerging cancer targets.

The fact that all members of the 2OG-dependent oxygenase enzyme family use 2OG as a co-substrate makes them viable targets for small molecule inhibitors that compete with 2OG. FibroGen has been a leader in inhibition of enzymes belonging to this family, and our internal medicinal chemistry efforts generated a library of novel compounds designed to target the 2OG-dependent oxygenase family.

We are also applying our deep knowledge of CTGF to investigate the development of new drug candidates that interfere with the role of this protein in disease. Specifically, we are exploring targeted engagement of the different domains of CTGF, evaluating the biologic effects of disrupting its various reported binding interactions with the goal of broadening therapeutic applications for CTGF antagonists.

More recently we in-licensed two preclinical immuno-oncology assets. The first is an antibody that inhibits Galectin-9, a secreted protein implicated in suppression of anti-tumor immune response in multiple solid tumors, and shown to drive leukemic stem cell renewal in acute myeloid leukemia. The other is an antibody targeting the CCR8 protein designed to deplete immune suppressive T regulatory cells from the tumor microenvironment. Multiple preclinical studies demonstrated that depletion of T regulatory cells in solid tumors results in enhanced immune response and reduction in tumor size, particularly when combined with immune checkpoint inhibition. Projected Investigational New Drug Application (“IND”) filings for both programs are in 2023.

COLLABORATIONS

Collaboration Partnerships for Roxadustat

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. In addition, we started roxadustat commercial sales in China in the third quarter of 2019. For the fiscal year ended December 31, 2021, 76% of our revenue was related to our collaboration agreements, and 20% of our revenue was from roxadustat commercial sales in China. For the fiscal year ended December 31, 2020, 59% of our revenue was related to our collaboration agreements, and 41% of our revenue was from roxadustat commercial sales in China. For the fiscal year ended December 31, 2019, substantially all of our revenue was related to our collaboration agreements.

Astellas

We have two agreements with Astellas for the development and commercialization of roxadustat, one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa. Under these agreements, we provided Astellas the right to develop and commercialize roxadustat for anemia in these territories.

We share responsibility with Astellas for clinical development activities required for U.S. and Europe regulatory approval of roxadustat, and equally share those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will hold and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements, other than roxadustat drug product for Japan. Astellas is responsible for roxadustat commercialization activities in the Astellas territories.

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

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment in the third quarter of 2020, as discussed and defined below.

In 2020, we entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies.

In July 2020, FibroGen China and AstraZeneca entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “China Amendment”).

Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes a gross transfer price, net of a calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation to the performance obligation satisfied during the reporting period.

Additional Information Related to Collaboration Agreements

Additional information related to our collaboration agreements is set forth in Item 7 of this Annual Report, and Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report. Information about collaboration partners that accounted for more than 10% of our total revenue or accounts receivable for the last three fiscal years is set forth in Note 14, Segment and Geographic Information, to our consolidated financial statements under Item 8 of this Annual Report.

HiFiBiO

In June 2021, FibroGen entered into an exclusive license and option agreement with HiFiBiO (the “HiFiBiO Agreement”), pursuant to which we exclusively licensed all product candidates in HiFiBiO’s Galectin-9 program. Pursuant to our option, as of December 2021, we have also exclusively licensed all product candidates in HiFiBiO’s CCR8 program. We have declined to exercise our option to HiFiBiO’s CXCR5 program, however, we are pursuing a replacement option program as specified under the HiFiBiO Agreement. Under the terms of the HiFiBiO Agreement, we have paid a $25.0 million upfront payment to HiFiBiO during the year ended December 31, 2021, and recorded a $35.0 million upfront payment in accrued liabilities as of December 31, 2021, which was paid during the first quarter of 2022. In addition, HiFiBiO may receive up to a total of an additional $1.1 billion in future option, clinical, regulatory, and commercial milestone payments across all three potential programs. HiFiBiO will also be eligible to receive royalties based upon worldwide net sales.

Licensing Activities

Exclusive License with Eluminex

In July 2021, we exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to our investigational biosynthetic cornea derived from recombinant human collagen type III.

Under the terms of the agreement with Eluminex (the “Eluminex Agreement”), Eluminex will make an $8.0 million upfront payment to FibroGen. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based on worldwide net sales of other recombinant human collagen type III products that are not cornea products. Additional information related to the Eluminex license revenue is set forth in Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report.

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

Roxadustat

Approved Medicines

Drugs that will compete with roxadustat are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN®, marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson, Inc., and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Roche outside the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 30 years, serving a significant majority of dialysis patients. While non-dialysis CKD anemia patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some non-dialysis patients under nephrology or hematology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

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

Product Candidates in Development

We may also face competition from potential new anemia therapies currently on the market or in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing HIF-PH inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical, Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). In March 2021, Akebia submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in patients on dialysis and not on dialysis with a Prescription Drug User Fee Act target action date of March 29, 2022. In October 2021, Otsuka Pharmaceutical submitted an initial marketing authorization application to the EMA for vadadustat for the treatment of anemia associated with CKD in adults.

In July 2021, GSK announced positive topline results from five Phase 3 studies of daprodustat for non-dialysis and dialysis patients with anemia due to CKD. GSK has stated that they expect to file an NDA in the U.S. and a Marketing Authorization Application in the European Union in the first half of 2022.

Japan

In Japan, roxadustat faces the following competitive drugs being sold for the treatment of anemia of CKD patients on and not on dialysis: vadadustat by Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, daprodustat by GSK and its partner Kyowa Hakko Kirin, molidustat by Bayer, and enarodustat by Japan Tobacco (to be sold by Torii Pharmaceuticals Ltd).

China

In China, ESA is considered the standard of care for treatment of anemia of CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc. We may face potential competition from other HIF-PH inhibitors. Companies active in the U.S. such as Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support their ex-China regulatory filings. A number of domestic companies, including Jiangsu Hengrui Medicine Co., Ltd., Guandong Sunshine Health Investment Co., Ltd., 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have been permitted by the NMPA to conduct clinical trials in their locally developed HIF-PH inhibitor investigational compounds for the treatment of anemia in CKD. Domestic companies are also in-licensing global compounds to be developed as domestic drugs, including China Medical System which in-licensed desidustat, a compound that is currently in Phase 3 trials in India, from Zydus for greater China in January 2020. In January 2021, China Medical System Holdings Ltd. was granted approval by the Chinese NMPA to begin trials for desidustat in patients with anemia of CKD, including dialysis and non-dialysis patients. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, has in-licensed enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. We will also face competition from generics who could enter the market after expiry of our patents in China, and two potential market players have already started bioequivalence studies, including Chia Tai-Tiangqing Pharmaceutical Holdings and CSPA Pharmaceutical Group.

CIA and MDS

In July 2020, Zydus received approval from the FDA to begin a Phase 1 study of desidustat for the treatment of CIA, which could potentially be competitive with roxadustat within this indication.

Reblozyl® (luspatercept) was approved by the FDA in April 2020 for the treatment of anemia in adults with MDS with ring sideroblasts or myelodysplastic/myeloproliferative neoplasms with ring sideroblasts and thrombocytosis who need regular red blood cell transfusions and have not responded well to or cannot receive an ESA. It is the first and only erythroid maturation agent approved in the U.S., Europe, and Canada and is part of a global collaboration between Acceleron Pharma, Inc. and Bristol Myers Squibb. In addition, Geron Corporation is enrolling a Phase 3 clinical trial of imetelstat in lower risk MDS.

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

Pamrevlumab

We are currently in Phase 3 development of pamrevlumab in IPF, LAPC, metastatic pancreatic cancer, and DMD. Most of our competitors have significantly more resources and expertise in development, commercialization and manufacturing, particularly due to the fact that we have not yet established a partnership for pamrevlumab. For example, both Roche and Boehringer Ingelheim, which market products for the treatment of IPF in the U.S., have successfully developed and commercialized drugs in various indications and have built sales organizations that we do not currently have; both have more resources and more established relationships when competing with us for patient recruitment and enrollment for clinical trials or, if we are approved, in the market.

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

Pancreatic Cancer

We are developing pamrevlumab to be used in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel) in pancreatic cancer. If approved, we would face competition from Celgene’s Abraxane® (nab-paclitaxel), gemcitabine, and FOLFIRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. In 2015, Merrimack Pharmaceuticals Inc. (“Merrimack”) received FDA approval for the use of ONIVYDE (irinotecan liposome injection, now licensed to Ipsen) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, and the combination therapy with Abraxane and gemcitabine became the first-line standard of care in these patients. As treatments for pancreatic cancer have shown limited success to date, combination therapies are expected, but the incremental cost may slow a new product adoption in the market, at least until the generic versions of Abraxane becomes available. In addition, we may also face competition from other agents seeking approval in combination with gemcitibine and nab-paclitaxel such as Rafael Pharma’s defactinib/CPI-613 and Merrimack’s istiratumab.

Duchenne Muscular Dystrophy

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., European Union, and Japan.

Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen) is approved in the U.S. to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta’s Vyondys 53TM (golodirsen) is approved in the U.S. for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for approximately 8% of the DMD population. Sarepta’s Amondys 45™ (casimersen) is approved in the U.S. for patients with a confirmed genetic mutation that is amenable to exon 45 skipping, which accounts for approximately 8% of the DMD population.

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

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third party contract manufacturers. We have entered into commercial supply arrangements with Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent Pharma Solutions, LLC (“Catalent”) as our primary manufacturers of roxadustat drug substance (also known as active pharmaceutical ingredient or “API”) and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally except for China, for which it manufactures an intermediate to be further manufactured by FibroGen Beijing. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas, and China, where they are manufactured by FibroGen Beijing. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

In China, our Beijing facility received the Good Manufacturing Practice license for API and drug product. We are manufacturing drug product at our FibroGen Beijing manufacturing facility for commercial supply, but we are not currently manufacturing API at this facility. We are manufacturing API at our Cangzhou manufacturing facility, which has been fully qualified and licensed. We may also qualify a third party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

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

Pamrevlumab

We have entered into a clinical and commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd., which has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients. We are transitioning our manufacturing of pamrevlumab from Boehringer Ingelheim to Samsung Biologics Co., Ltd.

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

The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which includes a protocol detailing, among other things, the objectives of the clinical trial. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Further, the protocol for each clinical trial must be reviewed and approved by an independent institutional review board, either centrally or individually at each institution at which the clinical trial will be conducted.

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

Review of Application

Once the NDA or BLA submission has been accepted for filing, which occurs, if at all, 60 days after submission, the FDA informs the applicant of the specific date by which the FDA intends to complete its review. The FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and will also inspect clinical trial sites for integrity of data supporting safety and efficacy. During the approval process, the FDA also will determine whether a REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS; the FDA will not approve the application without an approved REMS, if required. The FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or BLA or a CRL detailing the deficiencies and information required in order for reconsideration of the application.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Further, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “PPACA”), to a stricter intent standard such that a person or entity no longer needs to have actual knowledge of this statute or the specific intent to violate it in order to have committed a violation. In addition, PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

The federal false claims laws and federal civil monetary penalties statute prohibit, among other things, any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain requirements on covered entities, business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

For example, in March 2010, PPACA was signed into law. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the PPACA will remain in effect in its current form. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions the Department of Health and Human Services can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Congress is also considering additional health reform measures.

Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

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

Foreign Regulation Outside of China

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, manufacturing, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of other countries we are seeking approval in, including Europe and China, the approval process varies between countries and jurisdictions and can involve different amounts of product testing and additional administrative review periods. For example, in Europe and in China, a sponsor must submit a clinical trial application, much like an IND prior to the commencement of human clinical trials. A clinical trial application must be submitted to each national health authority and an independent ethics committee.

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

Market exclusivity provisions under the U.S. federal Food, Drug & Cosmetic Act can also delay the submission or the approval of certain applications of companies seeking to reference another company’s NDA or BLA. The Hatch-Waxman Act provides a 5-year period of exclusivity to any approved NDA for a product containing a New Chemical Entity (“NCE”) never previously approved by FDA either alone or in combination with another active moiety. No application or abbreviated NDA directed to the same NCE may be submitted during the 5-year exclusivity period, except that such applications may be submitted after four years if they contain a certification of patent invalidity or non-infringement of the patents listed with the FDA by the innovator NDA.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. The designation of such drugs also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity in any indication.

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

Foreign Country Data Exclusivity

Europe also provides opportunities for additional market exclusivity. For example, in Europe, upon receiving marketing authorization, a NCE generally receives eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in Europe from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity.

In China, there is also an opportunity for data exclusivity for a period of six years for data included in an NDA applicable to a NCE. According to the Implementing Regulations of the China Drug Administration Law, the Chinese government protects undisclosed data from drug studies and prevents the approval of an application made by another company that uses the undisclosed data for the approved drug. In practice, the NMPA has not established an effective mechanism to enforce data exclusivity. The NMPA issued a draft regulation on regulatory data protection on April 25, 2018 for public comments but this draft regulation has yet to be finalized and implemented.

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

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our products and core technologies will depend on our success in obtaining effective claims and enforcing those claims once granted. We have been in the past and are currently involved in various legal proceedings with respect to our patents and patent applications and may be involved in such proceedings in the future. Additionally, we may claim that a third party infringes our intellectual property, or a third party may claim that we infringe its intellectual property. Such legal proceedings may be associated with significant expenses, damages, attorneys’ fees, costs of proceedings, and experts’ fees, and management and employees may be required to spend significant time in connection with these actions.

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

Roxadustat Patent Portfolio

Our roxadustat patent portfolio includes multiple granted U.S. patents offering protection for roxadustat, including protection for composition-of-matter, for pharmaceutical compositions, and for methods for treating anemia. Exclusive of any patent term extension, the last of the granted U.S. patents relating to the composition-of-matter of roxadustat is due to expire in 2025, and granted foreign patents are due to expire in 2024. U.S. and foreign patents relating to crystalline forms of roxadustat are due to expire in 2033, and U.S. and foreign patents relating to photostable formulations of roxadustat are due to expire in 2034.

In 2020, oppositions were filed against our European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat, and our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. Final resolution of the opposition proceedings will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

If roxadustat is approved in the U.S. prior to expiration of the U.S. composition of matter protection, a full five-year patent term extension under the Hatch-Waxman act will be available, which extension would expire in 2030. Refer to “Government Regulation — Regulatory Exclusivity for Approved Products — U.S. Patent Term Restoration.”

We also hold various U.S. and foreign granted patents and pending patent applications directed to roxadustat manufacturing processes, formulations, and methods for use.

Roxadustat China Patent Portfolio

Our roxadustat China patent portfolio includes granted patents covering composition-of-matter, pharmaceutical compositions, methods of use, and manufacturing processes, as well as medicaments for treating anemia and other conditions. Patents relating to roxadustat composition-of-matter and crystalline forms are due to expire in 2024 and 2033, respectively.

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

In April 2020, in response to an invalidation action brought against certain of our United Kingdom patents by Akebia, the United Kingdom court handed down a decision invalidating certain FibroGen United Kingdom patents. In August 2021, the United Kingdom Court of Appeal handed down a decision favorable to FibroGen, declaring several of the patents valid. Akebia has applied to the Supreme Court of the United Kingdom for permission to appeal the Court of Appeal ruling.

Pamrevlumab Patent Portfolio

Our pamrevlumab patent portfolio includes U.S. patents providing composition-of-matter protection for pamrevlumab and related antibodies, and for methods of using such in the treatment of fibroproliferative disorders, including IPF, liver fibrosis, and pancreatic cancer. Exclusive of any patent term extension, the last of the U.S. patents relating to pamrevlumab composition-of-matter is due to expire in 2025. Corresponding foreign patents are due to expire, exclusive of any patent term extension, in 2024.

We believe that, if pamrevlumab is approved in the U.S. prior to expiration of the composition-of-matter patent, a full five-year patent term extension under the Hatch-Waxman act will be available, extending the term of that patent to 2030.

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

HUMAN RESOURCES

We had a total of 566 employees at FibroGen as of January 31, 2022. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us.

We are highly committed to building a diverse, committed, and impassioned team to deliver innovative therapies to patients facing serious unmet medical needs. In 2020, we developed and approved a new Corporate Vision Statement and Values through the participation and input of many staff across the organization. One of these core values is “Respect for People” which includes a strong commitment to build a culture of inclusiveness and equality and foster a culture of individual growth and an environment of continued learning.

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

We consistently review and evaluate our people practices to ensure we are an employer of choice, to attract, develop and retain a diverse, engaged, talented and connected workforce. Our offerings include competitive, innovative and equitable pay practices, comprehensive health and wellness benefits, retirement and life insurance offerings, and flexible work arrangements. In addition to our inclusive leadership, management fundamentals, and resilience programs, we offer coaching and promotion opportunities, as well as access to an on-demand global learning management system.

In 2020, we deployed a state-of-art, human capital management system that will allow us to significantly expand our capabilities to develop and assess our employees. This system will also allow us to build comprehensive development and succession plans at all levels in the organization to ensure that we have a strong pipeline of highly trained employees. We also invested in health and safety measures for our employees who must work in the offices and labs during the COVID-19 pandemic.

We are committed to diversity, equity and inclusion. On our Board of Directors: five of our twelve members (42%) are women and/or from minority racial and ethnic groups. As of January 31, 2022, women represented 55% of our global workforce and 32% of our global leadership (VP and above), up from 27% the year before. As of January 31, 2022, 23% of our U.S. leadership (VP and above), were from minority racial and ethnic groups, up from 16% the year before.

In addition to furthering our investments in our human resources, we plan on continuing our efforts in 2022 in critical environmental, social, and governance (“ESG”) areas. In 2021, we performed an ESG assessment of our operations and determined which members of management and which committees of our board of directors had responsibility for oversight and management of our ESG goals and efforts.

FACILITIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 30,000 square feet subleased. The lease for our San Francisco headquarters was originally scheduled to expire in 2023, and in June 2021, we amended the lease to extend it through 2028. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China, and multiple office spaces in Beijing and Shanghai, China. Our leases in China expire in 2026. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

AVAILABLE INFORMATION

Our internet website address is www.fibrogen.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Additionally the Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

CORPORATE INFORMATION

Our headquarters are located at 409 Illinois Street, San Francisco, California 94158 and our telephone number is (415) 978-1200. Our website address is www.FibroGen.com.

Our subsidiaries consist of the following: 1) FibroGen Europe Oy, a majority owned entity incorporated in Finland in 1996; 2) Skin Sciences, Inc., a majority owned entity incorporated in the State of Delaware in 1995; 3) FibroGen International (Cayman) Limited, a majority owned entity incorporated in the Cayman Islands in 2011; 4) FibroGen China Anemia Holdings Ltd., a majority owned entity incorporated in the Cayman Islands in 2012; 5) FibroGen International (Hong Kong) Limited, a majority owned entity incorporated in Hong Kong in 2011; 6) FibroGen INTL LLC, a majority owned entity incorporated in the State of Delaware in 2021; 7) FibroGen (China) Medical Technology Development Co., Ltd., a majority owned entity incorporated in China in 2011; and 8) Beijing Falikang Pharmaceutical Co. Ltd., an unconsolidated variable interest entity incorporated in China in 2020.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product, roxadustat, and our second compound in development, pamrevlumab.

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of roxadustat and pamrevlumab.

While we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, the People’s Republic of China (“China”), Japan, South Korea, and Chile for chronic kidney disease (“CKD”) anemia for patients on dialysis and not on dialysis, we received a complete response letter (“CRL”) in the United States (“U.S.”) from the Food and Drug Administration (“FDA”). Our near-term prospects depend in part on our continued development of roxadustat in the U.S. and maintaining our collaboration with AstraZeneca AB (“AstraZeneca”). We are currently in discussions with AstraZeneca to determine a development path forward for CKD anemia and chemotherapy-induced anemia. We also continue to develop roxadustat for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”).

Our near-term success also depends in large part on our other lead product candidate, pamrevlumab, which is currently in clinical development for idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer (“LAPC”), metastatic pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

As a company, we have limited commercialization experience, and the time and resources to develop such experience are significant. If we fail to achieve and sustain commercial success for roxadustat with our collaboration partners, our business would be harmed.

We do not have a sales infrastructure and we have limited experience in the sales, marketing or distribution of pharmaceutical products in any country. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales and marketing capabilities or make and maintain our existing arrangements with third parties to perform these services at a level sufficient to support our commercialization efforts.

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

Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.

The development, manufacturing, marketing, and selling of our products and product candidates are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The regulatory review and approval process is expensive and requires substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any clinical trial to support a New Drug Application (“NDA”)/Biologics License Application submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our clinical research organizations (“CROs”), trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval, or refuse to accept our future applications.

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•

our failure to adequately demonstrate to the satisfaction of regulatory authorities or an independent advisory committee that our product candidate is safe and effective in a particular indication, or that such product candidate’s clinical and other benefits outweigh its safety risks;

•	our failure of clinical trials to meet the level of statistical significance required for approval;
•	the determination by regulatory authorities that additional clinical trials are necessary to demonstrate the safety and efficacy of a product candidate,
•	disagreement over the design or implementation of our clinical trials;

•	our product candidates may exhibit an unacceptable safety signal at any stage of development;
•

the CROs or investigators that conduct clinical trials on our behalf may take actions outside of our control that do not comply with GCP, clinical trial protocols, or their agreement with us, or otherwise materially adversely impact our clinical trials;

•	disagreement over whether to accept results from clinical trial sites in a country where the standard of care is potentially different from that in the U.S.;
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

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA regarding roxadustat’s NDA for the treatment of anemia due to CKD, stating that it could not be approved in its present form. In addition, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

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

The CRL we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. This will decrease and/or delay expected revenue, and may increase the possibility that our Collaboration Agreement with AstraZeneca could be amended or terminated.

In August 2021, the FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. We are discussing the overall development and commercialization plan for roxadustat with our partner AstraZeneca and how the CRL and recent FDA feedback may affect those plans in the U.S. The CRL has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and therefore will decrease and/or delay expected revenue. It is also possible that the CRL could negatively impact development or commercialization beyond CKD anemia within the U.S. and in CKD anemia and other indications outside the U.S. There is also an increased possibility that our U.S./RoW Collaboration Agreement with AstraZeneca could be amended or terminated. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

Clinical trials can be delayed or terminated for a variety of reasons, including:

•	delay or failure to address any physician or patient safety concerns that arise during the course of the trial;
•	delay or failure to obtain required regulatory or institutional review board approval or guidance;
•	delay or failure to reach timely agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delay or failure to recruit, enroll and retain patients through the completion of the trial;
•

patient recruitment, enrollment, or retention, or clinical site initiation or retention problems associated with the Severe Acute Respiratory Syndrome Coronavirus 2 and the resulting Coronavirus Disease (“COVID-19”) pandemic;

•

patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil unrest or military conflicts around the world, specifically the conflict in Ukraine which could affect our clinical trials enrolling in Ukraine (currently only ZEPHYRUS-2), or other sites or trials if the conflict spreads or has effects on countries outside of Ukraine;

•	delay or failure to maintain clinical sites in compliance with clinical trial protocols;
•	delay or failure to initiate or add a sufficient number of clinical trial sites; and
•	delay or failure to manufacture sufficient quantities of product candidate for use in clinical trials.

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

Undesirable side effects caused by our product candidates or that may be identified as related to our product candidates by physician investigators conducting our clinical trials or even competing products in development that utilize a similar mechanism of action or act through a similar biological disease pathway could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. If we determine that there is a likely causal relationship between a serious adverse event and our product candidate, and such safety event is material or significant enough, it may result in:

•	our clinical trial development plan becoming longer and more expensive;
•	terminating some of our clinical trials for the product candidates or specific indications affected;
•	regulatory authorities increasing the data and information required to approve our product candidates and imposing other requirements; and
•	our collaboration partners terminating our existing agreements.

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business — Overview” in this Annual Report for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

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

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials, post-approval trials, and commercial supply. In addition, if we are not able to obtain regulatory approval of roxadustat in the U.S. in CKD anemia, we may have excess supply manufactured in anticipation of commercialization. Such roxadustat excess supply could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such roxadustat formulation is approved. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Insufficient supply could be a particular risk if we were to obtain regulatory approval of pamrevlumab in all indications being studied (IPF, LAPC, metastatic pancreatic cancer, and DMD). Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

Our commercial drug product and the product we use for clinical trials must be produced under applicable cGMP regulations. Failure to comply with these regulations by us or our third-party manufacturers may require us to recall commercial product or repeat clinical trials, which would impact sales revenue and/or delay the regulatory approval process.

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

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we have and will present to regulatory authorities certain pre-specified and post hoc (not pre-specified) sub-populations, sub-group, and sensitivity analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

Where roxadustat is approved and launched commercially, competing drugs are expected to include ESAs, particularly in those patient segments where ESAs are used. Currently available ESAs include epoetin alfa (EPOGEN®, marketed by Amgen Inc. in the U.S., Procrit® and Erypo®/Eprex®, marketed by Johnson & Johnson Inc., and Espo® marketed by Kyowa Hakko Kirin in Japan and China), darbepoetin (Amgen/Kyowa Hakko Kirin’s Aranesp® and NESP®) and Mircera® marketed by Hoffmann-La Roche (“Roche”) outside of the U.S. and by Vifor Pharma, a Roche licensee, in the U.S. and Puerto Rico, as well as biosimilar versions of these currently marketed ESA products. ESAs have been used in the treatment of anemia in CKD for more than 30 years, serving a significant majority of dialysis CKD patients. While non-dialysis CKD patients who are not under the care of nephrologists, including those with diabetes and hypertension, do not typically receive ESAs and are often left untreated, some non-dialysis patients under nephrology or hematology care may be receiving ESA therapy. It may be difficult to encourage healthcare providers and patients to switch to roxadustat from products with which they have become familiar.

We may also face competition from potential new anemia therapies currently on the market or in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include: GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical, Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). In March 2021, Akebia submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in patients on dialysis and not on dialysis with a Prescription Drug User Fee Act target action date of March 29, 2022. In October 2021, Otsuka Pharmaceutical submitted an initial marketing authorization application to the EMA for vadadustat for the treatment of anemia associated with CKD in adults.

In July 2021, GSK announced positive topline results from five Phase 3 studies of daprodustat for non-dialysis and dialysis patients with anemia due to CKD. GSK has stated that they expect to file an NDA in the U.S. and a Marketing Authorization Application in the European Union in the first half of 2022.

In Japan, roxadustat faces the following competitive drugs being sold by the following companies for the treatment of anemia of CKD patients on and not on dialysis: vadadustat by Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, daprodustat by GSK and its partner Kyowa Hakko Kirin, molidustat by Bayer, and enarodustat by Japan Tobacco (to be sold by Torii Pharmaceuticals Ltd).

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

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim Pharma GmbH & Co. KG’s Ofev® (nintedanib). We believe that if pamrevlumab can be shown to safely stabilize or reverse lung fibrosis, and thus stabilize or improve lung function in IPF patients, it can compete with pirfenidone and nintedanib for market share in IPF. However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from an oral product with which they are already familiar to a product delivered via in-office infusion. Furthermore, pirfenidone and nintedanib may be produced as generics in the near future. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

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

If pamrevlumab is approved and launched commercially to treat LAPC or metastatic pancreatic cancer, pamrevlumab may face competition from products currently used for pancreatic cancer. These include FOLFIRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, and agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack Pharmaceuticals Inc.’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer.

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

PTC Therapeutics’ product TranslarnaTM received a conditional approval in Europe in 2014, which was renewed in November 2016 with a request for a new randomized placebo-controlled 18-month study by the Committee for Medicinal Products for Human Use of the EMA; however, the FDA informed the sponsor in a CRL in October 2017, as well as in its response to PTC Therapeutics’ appeal, that the FDA is unable to approve the application in its current form. An additional Phase 3 study is currently ongoing. While Translarna TM targets a different set of DMD patients from those targeted by Sarepta’s Exondys 51®, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor, which we may not be able to provide. Furthermore, the reimbursement policies of governments and third-party payors may significantly change in a manner that renders our clinical data insufficient for adequate reimbursement or otherwise limits the successful marketing of our products. Even if we obtain coverage for our product candidates, the pricing may be subject to re-negotiations or third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. For example, our current National Reimbursement Drug List reimbursement pricing for China is effective for a standard two-year period (between January 1, 2022 to December 31, 2023), after which time we will have to renegotiate a new price for roxadustat.

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

Our agreements with Astellas and AstraZeneca provide each of them with the right to terminate their respective agreements with us, upon the occurrence of negative clinical results, delays in the development and commercialization of our product candidates or adverse regulatory requirements or guidance. In addition, each of those agreements provides our respective partners the right to terminate any of those agreements upon written notice for convenience. The termination of any of our collaboration agreements would require us to fund and perform the further development and commercialization of roxadustat in the affected territory, or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations. Moreover, if Astellas or AstraZeneca, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to develop and commercialize roxadustat could suffer. As a result of the CRL we received for roxadustat for the treatment of anemia due to CKD in adult patients in the U.S., we are currently in discussions with AstraZeneca to determine a potential path forward for the development of roxadustat in the U.S., and there is an increased possibility that our Collaboration Agreement with AstraZeneca could be amended or terminated. We and our partner, AstraZeneca, met with the FDA and discussed the design of an additional trial in CKD anemia. We continue to discuss the possible development options in the U.S. with AstraZeneca and the FDA. In addition, our collaborations are exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.

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

Our collaboration partners also have certain rights to control decisions regarding the development and commercialization of our product candidates with respect to which they are providing funding. If we have a disagreement over strategy and activities with our collaboration partners, our plans for obtaining regulatory approval may be revised and negatively affect the anticipated timing and potential for success of our product candidates. Even if a product under a collaboration agreement receives regulatory approval, we will remain substantially dependent on the commercialization strategy and efforts of our collaboration partners, and our collaboration partners have limited or no experience in commercialization of an anemia drug. If our collaboration partners are unsuccessful in their commercialization efforts, our results will be negatively affected.

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

The facilities used by our contract manufacturers to manufacture our product candidates must pass inspections by the FDA and other regulatory authorities. Although, except for China, we do not control the manufacturing operations of, and expect to remain completely dependent on, our contract manufacturers for manufacture of drug substance and finished drug product, we are ultimately responsible for ensuring that our product candidates are manufactured in compliance with cGMP requirements. If our contract manufacturers cannot successfully manufacture material that conforms to our or our collaboration partners’ specifications, or the regulatory requirements of the FDA or other regulatory authorities, we may not be able to secure and/or maintain regulatory approval for our product candidates and our development or commercialization plans may be delayed. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. In addition, although our longer-term agreements are expected to provide for requirements to meet our quantity and quality requirements to manufacture our products candidates for clinical studies and commercial sale, we will have minimal direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel and we expect to rely on our audit rights to ensure that those qualifications are maintained to meet our requirements. If our contract manufacturers’ facilities do not pass inspection by regulatory authorities, or if regulatory authorities do not approve these facilities for the manufacture of our products, or withdraw any such approval in the future, we would need to identify and qualify alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products, if approved. Moreover, any failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us or adverse regulatory consequences, including clinical holds, warnings or untitled letters, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which would be expected to significantly and adversely affect supplies of our products to us and our collaboration partners.

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

We may experience delays or technical problems associated with technology transfer, scale-up, or validation of our biologics manufacturing.

We have entered into an initial commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. (“Samsung”) and are transitioning our manufacturing of pamrevlumab from Boehringer Ingelheim Pharma GmbH & Co. KG to Samsung. However, we may experience delays or technical problems associated with:

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

We also carry the risk that if all three indications are successful, the commercial demand may exceed planned production supply at Samsung. In this event, it may be necessary to find third party manufacturers who have the capacity and capability to produce the required quantities of pamrevlumab. This may be subject to availability of such manufacturers since there are only a limited number of suppliers who have the larger scale bioreactors that are needed for commercial pamrevlumab supply. If we need to find a supplier in China, there may be additional delays in importing custom raw materials and supplements into China.

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

The logistics of our supply chain, which include shipment of materials and intermediates from countries such as China and India add additional time and risk (including risk of loss) to the manufacture of our product candidates. While we have in the past maintained sufficient inventory of materials, active pharmaceutical ingredients (“API”), and drug product to meet our and our collaboration partners’ needs to date, the lead-time and regulatory approvals required to source from and into countries outside of the U.S. increase the risk of delay and potential shortages of supply.

Risks Related to Our Intellectual Property

If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection, and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology to the extent that our patents, trade secrets, contractual position, and governmental regulations and laws allow us to do so. Any unauthorized use or disclosure of proprietary information or technology could compromise our competitive position. Moreover, we are, have been, and may in the future be involved in legal proceedings involving our intellectual property and initiated by third parties, which proceedings can be associated with significant costs and commitment of management time and attention.

We have in the past been involved in, and may in the future be involved in initiating legal or administrative proceedings involving the product candidates and intellectual property of our competitors. These proceedings can result in significant costs and commitment of management time and attention, and there can be no assurance that our efforts would be successful in preventing or limiting the ability of our competitors to market competing products.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular, China, where we have operations, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially and adversely affect our business and operations.

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

Oppositions were filed against our European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat, and against our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. In its Written Decision of November 2021, the Opposition Division of the European Patent Office found that the claims of the ‘488 patent did not meet the grounds for novelty. FibroGen has appealed this decision. Final resolution of the opposition proceedings will take time, and we cannot be assured that the `488 Patent or `284 Patents will ultimately survive such proceedings as originally granted or at all.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, and Chile for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that our other product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction.

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

•

the Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the Health Insurance Portability and Accountability Act of 1996, as amended by Health Information Technology and Clinical Health Act, and its implementing regulations, which imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

foreign and state law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

•

the Trade Agreements Act (“TAA”), which requires that drugs sold to the U.S. Government must be manufactured in the U.S. or in TAA approved and designated countries. Drugs manufactured in countries not approved under the TAA, may not be sold to the U.S. without specific regulatory approval. We have little experience with this regulation and there is a risk that drugs made from Chinese-made API may not be sold to an entity of the U.S. such as the Veterans Health Administration due to our inability to obtain regulatory approval. While there have been recent Veterans Health Administration policy changes that appear to allow for sale of drugs from non-TAA approved countries, this policy may change or there may be additional policies or legislation that affect our ability to sell drug to the U.S. Government.

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

Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. Such actions could have a substantial adverse effect on the price of our common shares and could have a material adverse effect on our operations.

We are subject to laws and regulations governing corruption, which will require us to maintain costly compliance programs.

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-bribery and anti-corruption laws in other countries, particularly China. The implementation and maintenance of compliance programs is costly and such programs may be difficult to enforce, particularly where reliance on third parties is required.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2020, which have been remediated. If we otherwise fail to maintain an effective system of internal control, it may result in material misstatements in our financial statements.

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

As disclosed in our Annual Report, as of September 30, 2020, we identified a material weakness in the risk assessment component of internal control as we did not appropriately design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement to the financial statements as a result of changes in our business operation. This material weakness gave rise to the following additional control deficiencies, which we also determined to be material weaknesses. We did not design and maintain effective controls related to the timely identification of shipments associated with drug product revenue and we did not design and maintain effective controls related to the timely identification of changes in estimated variable consideration related to drug product revenue. Each of these material weaknesses could have resulted in material misstatements in the drug product revenue, contract asset, or contract liability account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected. The material weaknesses described above did not result in any material misstatements of our consolidated financial statements or disclosures, but did result in immaterial out-of-period adjustments to drug product revenue related to pre-commercial shipments of drug product, contract assets and contract liabilities, and related financial statement disclosures during the quarter ended September 30, 2020.

Since these material weaknesses were identified, we have implemented measures designed to remediate the control deficiencies contributing to these material weaknesses and have concluded that these material weaknesses have been remediated as of December 31, 2021. See Part II, Item 9A, “Controls and Procedures” in our Annual Report for additional information regarding the identified material weaknesses and our remedial efforts.

Remediation efforts place a significant burden on management and add increased pressure on our financial resources and processes. If we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws, and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

The impact of U.S. healthcare reform may adversely affect our business model.

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

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions the U.S. Department of Health and Human Services can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering additional health reform measures. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in protecting us from the negative impacts of governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. An unfavorable outcome or settlement in connection with a governmental investigation or other action or lawsuit may result in a material adverse impact on our business, results of operations, financial condition, prospects, and stock price. Regardless of the outcome, litigation and governmental investigations can be costly, time-consuming, and disruptive to our business, results of operations, financial condition, reputation, and prospects.

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

We expect to be subject to a number of risks related to our international operations, many of which may be beyond our control. These risks include:

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

The China-operations portion of our audit is conducted by an independent registered public accounting firm that is not subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), which may negatively impact investor sentiment towards FibroGen or our China operations, which could adversely affect the market price of our common stock.

The majority of audit work incurred for the audit report included in this Annual Report was performed by the U.S.-based independent registered public accounting firm we have retained, PricewaterhouseCoopers LLP, which is headquartered in the U.S. and was not identified in the report issued by the PCAOB on December 16, 2021 as a firm that the PCAOB was unable to inspect.

However, we estimate that between 20% and 30% of the total audit hours for our December 31, 2021 audit were provided by PricewaterhouseCoopers Zhong Tian LLP, which is headquartered in China. PricewaterhouseCoopers Zhong Tian LLP was identified in the report issued by the PCAOB on December 16, 2021 as a firm the PCAOB was unable to inspect.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law. The HFCAA requires that the SEC identify issuers that retain an auditor that has a branch or office that is located in a foreign jurisdiction and that the PCAOB determines it is unable to inspect or investigate completely because of a position taken by an authority in that foreign jurisdiction. As PricewaterhouseCoopers Zhong Tian LLP is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, they are not currently subject to inspection.  Amongst other things, the HFCAA requires the SEC to prohibit the securities of any issuer from being traded on any of the U.S. national securities exchanges, such as The Nasdaq Global Select Market (“Nasdaq”), or on the U.S. “over-the-counter” markets, if the auditor of the issuer’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law became effective.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive “non-inspection” years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted. On February 4, 2022, the U.S. House of Representatives passed the America COMPETES Act of 2022, which includes the exact same amendment as the bill passed by the Senate. The America COMPETES Act of 2022, however, includes a broader range of legislation than the AHFCAA in response to the U.S. Innovation and Competition Act passed by the U.S. Senate in 2021. The U.S. House of Representatives and the U.S. Senate will need to agree on amendments to these respective bills to allow the legislature to pass their amended bills before the President can sign into law. It is unclear when the U.S. Senate and the U.S. House of Representatives will resolve the differences or if and when the President will sign the bill to make the amendments into law.

On December 16, 2021, the PCAOB issued a report on its determination that it is unable to inspect or investigate completely PCAOB-registered accounting firms headquartered in China and in Hong Kong. PricewaterhouseCoopers Zhong Tian LLP was named in this report.

On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCAA and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA. This rule stated that only the principal accountant, as defined by Rule 2-05 of Regulation S-X and PCAOB AS 1205, is “deemed ‘retained’ for purposes of Section 104(i) of the Sarbanes-Oxley Act and the Commission’s determination of whether the registrant should be a Commission Identified Issuer.” The principal accountant, as defined, that we have retained is PricewaterhouseCoopers LLP. The HFCAA does not apply to registrants that retain a principal accountant that is headquartered in the U.S. and subject to PCAOB inspection. Accordingly, the HFCAA does not currently apply to us.

If our operations fundamentally change in a way that requires our independent registered public accounting firm be located in China or Hong Kong in order to comply with the standards of the PCAOB regarding principal auditor then the HFCAA would apply to us, including the potential delisting from Nasdaq and prohibition from trading in the over-the counter market in the U.S. Such a restriction would negatively impact our ability to raise capital. We view the likelihood to be remote that our operations will fundamentally change so as to require our principal auditor to be located in China or Hong Kong. Additionally, it is possible that in the future Congress could amend the HFCAA or the SEC could modify its regulations to apply the restrictions, including trading prohibitions and delisting, under the HFCAA in situations in which an independent registered public accounting firm in China or Hong Kong performs part of the audit such as in our current situation. There are currently no such proposals.

Inspections of auditors conducted by the PCAOB in territories outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from evaluating the effectiveness of such audits and such auditors’ quality control procedures. The component of our audit that was performed by PricewaterhouseCoopers Zhong Tian LLP and the work papers associated with such audit work is not currently subject to inspection by the PCAOB. As a result, investors are deprived of the potential benefits of such PCAOB inspections for this portion of our audit, which could cause investors and potential investors in our common stock to lose confidence in the audit procedures conducted by our U.S. auditor’s China-based subsidiary, which may negatively impact investor sentiment towards us or our China operations, which in turn could adversely affect the market price of our common stock.

Changes in U.S. and China relations, as well as relations with other countries, and/or regulations may adversely impact our business.

The U.S. government, including the SEC, has made statements and taken certain actions that have led to changes to U.S. and international relations, and will impact companies with connections to the U.S. or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China, and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. We conduct manufacturing and development activities and have business operations both in the U.S. and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of products and product components, our ability to raise capital, the market price of our common stock, or prevent us from commercializing and selling our drug products in certain countries.

While we do not operate in an industry that is currently subject to foreign ownership limitations in China, China could decide to limit foreign ownership in our industry, in which case there could be a risk that we would be unable to do business in China as we are currently structured. In addition, our periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the U.S.

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our common stock.

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

AstraZeneca and we have a profit sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2022 to December 31, 2023), after which time we will have to negotiate a new price for roxadustat. Sales of roxadustat in China may ultimately be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2021, approximately $69.9 million of our cash and cash equivalents is held in China.

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

The legal system of China is a civil law system primarily based on written statutes. Our financial condition and results of operations may be adversely affected by government control, perceived government interference and/or changes in tax, cyber and data security, capital investments, cross-border transactions and other regulations that are currently or may in the future be applicable to us. Recently, Chinese regulators announced regulatory actions aimed at providing China’s government with greater oversight over certain sectors of China’s economy, including the for-profit education sector and technology platforms that have a quantitatively significant number of users located in China. Although the biotech industry is already highly regulated in China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, China’s government may in the future take regulatory actions that may materially adversely affect the business environment and financial markets in China as they relate to us, our ability to operate our business, our liquidity and our access to capital.

Unlike in a common law system, prior court decisions may be cited for reference but are not binding. Because the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. Moreover, decision makers in the China judicial system have significant discretion in interpreting and implementing statutory and contractual terms, which may render it difficult for FibroGen Beijing to enforce the contracts it has entered into with our business partners, customers and suppliers. Different government departments may have different interpretations of certain laws and regulations, and licenses and permits issued or granted by one government authority may be revoked by a higher government authority at a later time. Furthermore, new laws or regulations may be passed, in some cases with little advance notice, that affect the way we or our collaboration partner do business in China (including the manufacture, sale, or distribution of roxadustat in China). Our business may be affected if we rely on laws and regulations that are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. Navigating the uncertainty and change in the China legal and regulatory systems will require the devotion of significant resources and time, and there can be no assurance that our contractual and other rights will ultimately be maintained or enforced.

Changes in China’s economic, governmental, or social conditions could have a material adverse effect on our business.

Chinese society and the Chinese economy continue to undergo significant change. Changes in the regulatory structure, regulations, and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. The Chinese government continues to adjust economic policies to promote economic growth. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations in China may be adversely affected by government control over capital investments or changes in tax regulations. Recently, Chinese regulators announced regulatory actions aimed at providing China’s government with greater oversight over certain sectors of China’s economy, including the for-profit education sector and technology platforms that have a quantitatively significant number of users located in China. Although the biotech industry is already highly regulated in China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, China’s government may in the future take regulatory actions that may materially adversely affect the business environment and financial markets in China as they relate to us. As the Chinese pharmaceutical industry grows and evolves, the Chinese government may also implement measures to change the regulatory structure and structure of foreign investment in this industry. We are unable to predict the frequency and scope of such policy changes and structural changes, any of which could materially and adversely affect FibroGen Beijing’s development and commercialization timelines, liquidity, access to capital, and its ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and commercialize our product candidates in China. In addition, the changing government regulations and policies could result in delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China.

We may be subject to additional Chinese requirements, approvals or permissions in the future.

We are incorporated in the state of Delaware. To operate our general business activities currently conducted in China, each of our Chinese subsidiaries (and our joint venture with AstraZeneca, Falikang) is required to and does obtain a business license from the local counterpart of the State Administration for Market Regulation. Such business licenses list the business activities we are authorized to carry out and we would be noncompliant if we act outside of the scope of business activities set forth under the relevant business license.

Due to China’s regulatory framework in general and for the pharmaceutical industry specifically, we are required to apply for and maintain many approvals or permits specific to many of our business activities, including but not limited to manufacturing, distribution, environment protection, workplace safety, cybersecurity, from both national and local government agencies. For example, FibroGen Beijing is required to maintain a Drug Product Production Permit that allows it to manufacture API and roxadustat capsules. Falikang, our joint venture with AstraZeneca, is required to maintain a Drug Product Distribution Permit in order to be able to distribute our drug product roxadustat in China. For certain of our clinical trials conducted in China, we need to obtain, through the clinical sites, permits from the Human Genetic Resources Administration of China to collect samples that include human genetic resources, such as blood samples.

We may also be required to obtain certain approvals from Chinese authorities before transferring certain scientific data abroad or to foreign parties or entities established or actually controlled by them.

None of our subsidiaries or our joint venture in China are required to obtain approval or prior permission from the China Securities Regulatory Commission, Cyberspace Administration of China, or any other Chinese regulatory authority under the Chinese laws and regulations currently in effect to issue securities to our investors. However, the approvals and permits we do have to comply with are numerous and there are uncertainties with respect to the Chinese legal system and changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented. For further information, see the risk factor titled “Uncertainties with respect to the China legal system and regulations could have a material adverse effect on us.”  There can be no assurance that we will not be subject to new or changing requirements, approvals or permissions in the future in order to operate in China.

If we are unable to obtain the necessary approvals or permissions in order to operate our business in China, if we inadvertently conclude that such approvals or permissions are not required, or if we are subject to additional requirements, approvals, or permissions, it could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our common stock.

If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, the value of our common stock may decline.

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities, or VIEs. We do not employ a VIE structure for purposes of replicating foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment. We do not operate in an industry that is currently subject to foreign ownership limitations in China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented. For further information, see the risk factor titled “Uncertainties with respect to the China legal system and regulations could have a material adverse effect on us.” If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese laws or regulations change or are interpreted differently from our understanding of these laws and regulations, the value of our common stock may decline.

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

The COVID-19 pandemic may continue to negatively impact productivity, disrupt our business, and delay our research, clinical programs and timelines, the magnitude of which will depend, in part, on the progression of the disease and the efficacy of vaccines and other therapeutics in preventing and treating current and future COVID-19 variants.

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

We believe we have sufficient roxadustat and pamrevlumab supplies for our expected commercial and clinical requirements over the next year. However, we only have a limited stockpile of these drug supply products, and therefore, further outbreaks or worsening of the COVID-19 pandemic,, or if manufacturing operations are halted again, or if drug product expires due to slowed clinical trials, or if the U.S. or international markets experience further economic slowdown or volatility, we could face shortages in our global supply chains. COVID-19 has created increased demand for the limited global biologics manufacturing capacity, and for manufacturing supplies, including for vials, reagents, supplements and media. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including those outlined above, as well as in regulatory, distribution, warehousing and other development, commercialization and launch efforts. In addition, COVID-19 presents an ongoing health risk to our employees, including members of senior management, thus limiting productivity. The full extent of these potential effects are unknown, but any of which could have a material impact on our business, operating results, and financial condition.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2021, 2020 and 2019 were $290.0 million, $189.3 million and $77.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $1.3 billion. As of December 31, 2021, we had capital resources consisting of cash, cash equivalents and short-term investments of $405.2 million plus $167.8 million of long-term investments classified as available for sale securities. In addition, as of December 31, 2021, we had $17.4 million accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts in the China and Japan for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

We are exposed to the risks associated with litigation, investigations, regulatory proceedings, and other legal matters, any of which could have a material adverse effect on us.

We are currently and may in the future face legal, administrative and regulatory proceedings, claims, demands, investigations and/or other dispute-related matters involving, among other things, our products, product candidates, or other issues relating to our business as well as allegations of violation of U.S. and foreign laws and regulations relating to intellectual property, competition, securities, consumer protection, and the environment.

For example, we and certain of our current and former executive officers have been named as defendants in a consolidated putative class action lawsuit (“Securities Class Action Litigation”) and certain of our current and former executive officers and directors have been named as defendants in a derivative lawsuit (“Derivative Litigation”). The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements about our Phase 3 clinical studies data and prospects for FDA approval. The complaint filed in the Derivative Litigation asserts claims based on some of the same alleged misstatements and omissions as the Securities Class Action Litigation and seeks, among other things, unspecified damages. We intend to vigorously defend the claims made in the Securities Class Action Litigation and Derivative Litigation; however, the outcome of these matters cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In the fourth quarter of 2021, FibroGen received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. We have been fully cooperating with the SEC’s investigation.

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, refer to Note 9, Commitments and Contingencies, to the consolidated financial statements.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our business, results of operations, financial condition, prospects, and stock price. In addition, such legal matters could negatively impact our reputation among our customers, collaboration partners or our shareholders. Furthermore, publicity surrounding legal proceedings, including regulatory investigations, even if resolved favorably for us, could result in additional legal proceedings or regulatory investigations, as well as damage to our reputation.

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, refer to Note 9, Commitments and Contingencies, to the consolidated financial statements.

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.

As of January 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 50.20% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of January 31, 2020. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

The tax regulations in the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. Changes in tax regulations could have an adverse effect on our results of operations and financial condition.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. For example, the Derivative Litigation has been brought in federal court in California, despite the exclusive forum provision. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Our business or our share price could be negatively affected as a result of shareholder proposals or actions.

Public companies are facing increasing attention from stakeholders relating to environmental, social and governance matters, including corporate governance, executive compensation, environmental stewardship, social responsibility, and diversity and inclusion. Key stakeholders may advocate for enhanced environmental, social and governance disclosures or policies or may request that we make corporate governance changes or engage in certain corporate actions that we believe are not currently in the best interest of FibroGen or our stockholders. Responding to challenges from stockholders, such as proxy contests or media campaigns, could be costly and time consuming and could have an adverse effect on our reputation, which could have an adverse effect on our business and operational results, and could cause the market price of our common stock to decline or experience volatility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 30,000 square feet subleased. The lease for our San Francisco headquarters was originally scheduled to expire in 2023, and in June 2021, we amended the lease to extend it through 2028. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China, and multiple office spaces in Beijing and Shanghai, China. Our leases in China expire in 2026. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our legal proceedings, refer to Note 9, Commitments and Contingencies, to the consolidated financial statements.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2016 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2016, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among FibroGen, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
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

Stockholders

As of January 31, 2022, there were 118 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Use of Proceeds from Initial Public Offering of Common Stock

On November 13, 2014, our Registration Statement on Form S-1, as amended (Reg. Nos. 333-199069 and 333-200189), in connection with our IPO was declared effective by the SEC. We have applied all of the net proceeds from our IPO in accordance with the planned use of proceeds described in our final prospectus dated November 13, 2014 and filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, international operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat is currently approved for use in patients with anemia associated with chronic kidney disease (“CKD”) in China (2019), Japan (2020) and Europe (2021), under the tradename EVRENZO®. Roxadustat is also being commercialized in China for CKD anemia in dialysis and non-dialysis patients under the tradename: 爱瑞卓®.

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

In the second quarter of 2021, the Food and Drug Administration (“FDA”) granted both Rare Pediatric Disease designation and Fast Track designation for pamrevlumab for the treatment of patients with Duchenne Muscular Dystrophy. In addition, the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer, and Duchenne Muscular Dystrophy. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both idiopathic pulmonary fibrosis and locally advanced unresectable pancreatic cancer.

We have a pipeline of late-stage clinical programs as well as pre-clinical drug candidates at various stages of development that include both small molecules and biologics.

Financial Highlights

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except for per share data)
Result of Operations
Revenue	$235,309	$176,319	$256,577
Operating costs and expenses	523,839	368,199	345,891
Net loss	(290,023)	(189,291)	(76,970)
Net loss per share - basic and diluted	$(3.14)	$(2.11)	$(0.89)

		December 31, 2021	December 31, 2020
		(in thousands)
Balance Sheet
Cash and cash equivalents		$171,223	$678,393
Short-term and long-term investments		$401,763	$8,388
Accounts receivable		$17,401	$41,883

Our revenue for the year ended December 31, 2021 included the revenues recognized related to the following:

•

$120.0 million regulatory milestones recognized under our collaboration agreements with our partners Astellas Pharma Inc. (“Astellas”) associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD during the third quarter of 2021. Of this amount, $108.4 million was recognized as license revenue and the remainder included as development revenue;

•	$70.3 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•

$47.6 million of net product revenue from roxadustat commercial sales in China, mostly from sales to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”) (see details under Product Revenue, Net section below); and

•	$8.0 million upfront license payment recognized under our license agreement (defined below) with Eluminex Biosciences (Suzhou) Limited (“Eluminex”).

As comparison, our revenue for the year ended December 31, 2020 included the revenues recognized related to the following:

•	$15.0 million regulatory milestone associated with the New Drug Application (“NDA”) approval in Japan;
•	$80.6 million development revenue recognized under collaboration agreements with our partners Astellas and AstraZeneca;
•	$72.5 million of net product revenue from roxadustat commercial sales in China; and
•	$8.9 million of drug product revenue related to roxadustat bulk drug or active pharmaceutical ingredient (“API”) deliveries to AstraZeneca and Astellas.

Operating costs and expenses increased for the year ended December 31, 2021 compared to the prior year as a result of the net effect of the following:

•	$60.0 million of expenses for acquired in-process research and development assets from HiFiBiO Therapeutics (“HiFiBiO”);
•	$38.4 million higher clinical trial costs, primarily due to Phase 3 trials for pamrevlumab, as well as impacts from roxadustat post-approval safety studies in China;
•	$24.4 million higher drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•

$16.5 million higher employee-related expenses primarily resulting from higher average compensation level and headcount, and higher severance expenses associated with employee departures and cost reduction effort;

•

$8.8 million higher outside services due to higher consulting expenses related to roxadustat in China, higher scientific contract activities related to pamrevlumab Phase 3, and higher co-promotion expenses resulting from a reversal in co-promotion expenses in prior year period; and

•	$6.0 million lower legal expenses primarily associated with patent-related activities in the United Kingdom.

Our research and development expenses were $387.0 million, $252.9 million and $209.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Since inception and through December 31, 2021, we have incurred a total of approximately $2.6 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next several years as we continue to make investments in research and development to advance our product candidate portfolio. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates and commercializing those products in various markets, including China. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. Following the complete response letter (“CRL”) for roxadustat in the United States (“U.S.”), we are implementing a cost reduction effort, and as a result, operating expenses may decrease in certain areas in the near future compared to our previous internal plans.

The actual probability of success for each of our product candidates and clinical programs, and our ability to generate product revenue and become profitable, depends upon a variety of factors, including the quality of the product candidate, clinical results, investment in the program, competition, manufacturing capability, commercial viability, and our and our partners’ ability to successfully execute our development and commercialization plans. For a description of the numerous risks and uncertainties associated with product development, refer to the “Risk Factors” section of this Annual Report.

During the year ended December 31, 2021, we had a net loss of $290.0 million, or net loss per basic and diluted share of $3.14, as compared to a net loss of $189.3 million, or net loss per basic and diluted share of $2.11 for the prior year, primarily due to an increase in operating expenses, partially offset by an increase in revenue.

Cash and cash equivalents, investments and accounts receivable totaled $590.4 million at December 31, 2021, a decrease of $138.3 million from December 31, 2020, primarily due to cash used in operations and investment in our pre-clinical pipeline.

Licensing Activities

Exclusive License with Eluminex

In July 2021, we exclusively licensed to Eluminex global rights to our investigational biosynthetic cornea derived from recombinant human collagen type III.

Under the terms of the agreement with Eluminex, Eluminex will make an $8.0 million upfront payment to FibroGen. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based on worldwide net sales of other recombinant human collagen type III products that are not cornea products.

During the third quarter of 2021, the $8.0 million upfront license payment was recognized as license revenue for the performance obligations satisfied. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat and our other product candidates currently in development depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

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

We share responsibility with Astellas for clinical development activities required for the U.S. and the Europe regulatory approval of roxadustat, and equally share those development costs under the agreed development plan for such activities. Astellas will be responsible for clinical development activities and all associated costs required for regulatory approval in all other countries in the Astellas territories. Astellas will own and have responsibility for regulatory filings in its territories. We are responsible, either directly or through our contract manufacturers, for the manufacture and supply of all quantities of roxadustat to be used in development and commercialization under the agreements. Astellas is responsible for roxadustat commercialization activities in the Astellas territories.

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

During the third quarter of 2021, the European Commission approved EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD. Astellas has launched EVRENZO in Germany, the United Kingdom, the Netherlands, Austria, and the Nordic countries. This approval triggered a total of $120.0 million milestone payable to us by Astellas under the Europe Agreement. Accordingly, the consideration of $120.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the year ended December 31, 2021 from performance obligations satisfied.

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

Consideration under these agreements includes a total of $360.1 million in upfront and non-contingent payments, and milestone payments totaling $557.5 million, of which $542.5 million are development and regulatory milestones and $15.0 million are commercial-based milestones. Total consideration, excluding development cost reimbursement and product sales-related payments, could reach $917.6 million. Under these agreements, the aggregate amount for upfront payments and milestone payments received through December 31, 2021 totals $765.1 million.

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

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. We fulfilled an inventory transfer obligation under the terms of the Europe Agreement in the fourth quarter of 2020. During the first quarter of 2021, we entered into an Astellas EU Supply Agreement (“EU Supply Agreement”) under the Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. We transferred bulk drug product to Astellas during the first and the fourth quarter of 2021. We recorded the consideration of $25.9 million from these inventory transfers as deferred revenue as of December 31, 2021.

Additionally, under these agreements, Astellas pays 100% of the commercialization costs in their territories. In Japan, Astellas pays us a transfer price in the low 20% range of the list price published by the Japanese Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch. In Europe, Astellas pays us a tiered transfer price for our manufacture and supply of roxadustat based on net sales of roxadustat in the low 20% range.

The related drug product revenue under these agreements were $3.2 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.

In addition, as of December 31, 2021, Astellas had a separate investment of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas (the “U.S./RoW Agreement”), except China. In July 2013, through our China subsidiary and related affiliates, we entered into the China Agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “China Agreement”). Under these agreements, we provide AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat, and FibroGen will transfer the U.S. NDA to AstraZeneca upon approval. AstraZeneca will hold the equivalent regulatory filings in the other licensed countries.

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

Under the AstraZeneca agreements, we will receive upfront and subsequent non-contingent payments totaling $402.2 million. Potential milestone payments under the agreements total $1.2 billion, of which $571.0 million are development and regulatory milestones and $652.5 million are commercial-based milestones. Total consideration under the agreements, excluding development cost reimbursement, transfer price payments, royalties and profit share, could reach $1.6 billion. The aggregate amount for upfront payments and milestone payments received through December 31, 2021 totals $516.2 million.

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

Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca. As Falikang is a distribution entity for roxadustat and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, we lack the power criterion while AstraZeneca meets both the power and economic criteria under the Accounting Standards Codification (“ASC”) 810, Consolidation, to direct the activities of Falikang that most significantly impact its performance. Therefore, we are not the primary beneficiary of Falikang. As a result, we account for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. In addition, we recognized our proportionate share of the reported profits or losses of Falikang, as other income (loss) in the consolidated statement of operations, and as an adjustment to investment in unconsolidated subsidiary in the consolidated balance sheet. Falikang has not incurred material profit or loss to date. See Note 4, Equity method investment - Variable Interest Entity, to the consolidated financial statements for details.

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

As a result, the interim period during the year ended December 31, 2020 primarily includes the following activities:

•

Co-promotion expenses: The China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, we reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. Under the China Amendment, the co-promotion expenses for the years ended December 31, 2021 and 2020, capped at a percentage of net roxadustat sales in China, were $4.7 million and $27.2 million, respectively, included in the selling, general and administrative expenses.

•

Profit share: Profit/loss share between FibroGen Beijing and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the China Agreement. Based on the calculation revised under the China Amendment, profit was achieved during the third and fourth quarter of 2020. As a result, we recorded a profit share liability of $7.9 million and $7.0 million to AstraZeneca as of December 31, 2021 and 2020, respectively, in the accrued and other current liabilities, which correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Agreement.

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in a few provinces in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, which is adjusted for the estimated profit share. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. For our direct sales of commercial drug product, revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. During the year ended December 31, 2021, we recognized $35.6 million of net product revenue from the sales to Falikang, and $12.1 million of net product revenue from sales directly to distributors in a few provinces in China, as described in details under Product Revenue, Net section below.

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

For more detailed discussions on the accounting for these agreements, See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements.

Total cash consideration received through December 31, 2021 and potential cash consideration for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through December 31, 2021	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500	$172,593
Europe Agreement	660,000	85,000	745,000
Total Astellas	765,093	152,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,281,293	$1,262,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. These collaboration agreements also provide for reimbursement of certain fully burdened research and development costs as well as direct out of pocket expenses.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
Revenue:
License revenue	$116,434	$14,323	$177,086	$102,111	713%
Development and other revenue	70,275	80,592	114,115	(10,317)	(13)%
Product revenue, net	47,638	72,498	1,700	(24,860)	(34)%
Drug product revenue	962	8,906	(36,324)	(7,944)	(89)%
Total revenue	$235,309	$176,319	$256,577	$58,990	33%

Our revenue to date has been generated substantially from our collaboration agreements with Astellas and AstraZeneca. In addition, we started roxadustat commercial sales in China in 2019.

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 50%, 8% and 69% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial drug product to AstraZeneca, which commenced in the first quarter of 2021 and is expected to continue through 2028. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of December 31, 2021, the estimated future non-contingent development periods range from 30 to 54 months. Other revenues consist of sales of research and development material and have not been material for any of the periods presented. Development and other revenues represented 30%, 46% and 44% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Product revenue represented 20%, 41% and 1% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the NDA or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan and Europe. Drug product revenue is recognized when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. Drug product revenues represented 0%, 5%, and (14)% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $59.0 million, or 33% for the year ended December 31, 2021 compared to the year ended December 31, 2020 for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
License revenue:
Astellas	$108,434	$14,323	$129,405	$94,111	657%
AstraZeneca	—	—	47,681	—	—%
Eluminex	8,000	—	—	8,000	100%
Total license revenue	$116,434	$14,323	$177,086	$102,111	713%

License revenue increased $102.1 million, or 713% for the year ended December 31, 2021 compared to the year ended December 31, 2020.

License revenue recognized under our collaboration agreements with Astellas increased $94.1 million, or 657% for the year ended December 31, 2021 compared to the year ended December 31, 2020. License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2021 represented the allocated revenue related to a total of $120.0 million regulatory milestones associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD during the third quarter of 2021. License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2020 represented the allocated revenue related to a regulatory milestone of $15.0 million associated with the NDA approval in Japan achieved during the fourth quarter of 2020.

License revenue recognized under our license agreement with Eluminex for the year ended December 31, 2021 represented the $8.0 million upfront license payment.

Development and Other Revenue

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
Development revenue:
Astellas	$21,927	$19,174	$29,394	$2,753	14%
AstraZeneca	48,345	61,418	84,719	(13,073)	(21)%
Total development revenue	70,272	80,592	114,113	(10,320)	(13)%
Other revenue	3	—	2	3	100%
Total development and other revenue	$70,275	$80,592	$114,115	$(10,317)	(13)%

Development and other revenue decreased $10.3 million, or 13% for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Development revenue recognized under our collaboration agreements with Astellas increased $2.8 million, or 14% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2021 included the allocated revenue of $11.6 million related to the above-mentioned $120.0 million associated with the approvals in the European Union achieved during the third quarter of 2021. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2020 included the allocated revenue of $0.7 million related to the above-mentioned $15.0 million associated with the NDA approval in Japan achieved during the fourth quarter of 2020. The increases were partially offset by the decrease in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the year ended December 31, 2021, as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca decreased $13.1 million, or 21% for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the extension of the estimated future non-contingent development period when we were notified of the FDA Cardiovascular and Renal Drugs Advisory Committee meeting to review the NDA for roxadustat, and decrease in CKD related co-development billings in the U.S.

Product Revenue, Net

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$13,727	$89,027	$2,803	$(75,300)	(85)%
Price adjustment	(982)	—	(936)	(982)	100%
Non-key account hospital listing award	95	(9,325)	—	9,420	(101)%
Contractual sales rebate	(832)	(6,189)	(149)	5,357	(87)%
Other discounts and rebates	(21)	(923)	(18)	902	(98)%
Sales returns	83	(92)	—	175	(190)%
Direct sales revenue, net	12,070	72,498	1,700	(60,428)	(83)%

Sales to Falikang:
Gross transaction price	97,531	—	—	97,531	100%
Profit share	(34,759)	—	—	(34,759)	100%
Net transaction price	62,772	—	—	62,772	100%
Increase in deferred revenue	(27,204)	—	—	(27,204)	100%
Sales to Falikang revenue, net	35,568	—	—	35,568	100%
Total product revenue, net	$47,638	$72,498	$1,700	$(24,860)	(34)%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China.

Product revenue from direct sales to distributors is recognized in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of sales rebates and discounts. The gross product revenue from direct sales to distributors decreased $75.3 million, or 85% for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the above-mentioned transition of direct product sales to distributors to Falikang. The total discounts and rebates were $1.7 million and $16.4 million for the years ended December 31, 2021 and 2020, respectively. The discounts and rebates for the year ended December 31, 2021 included $1.0 million of price adjustments recorded based on government-listed price guidance and estimated channel inventory levels. The discounts and rebates for the year ended December 31, 2020 included $9.3 million of non-key account hospital listing award related to accounting modifications of non-key account hospital listing award, as a result of the amendment to the agreement with our pharmaceutical distributors in the second quarter of 2020. In addition, the discounts and rebates consisted of the contractual sales rebates that were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement. All other rebates and discounts, including sales return allowance were immaterial for the periods presented.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes a gross transfer price, net of a calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. During the year ended December 31, 2021, the gross transfer price was $97.5 million, net of the calculated profit share of $34.8 million. Following updates to our estimates, we deferred $27.2 million from the sales to Falikang for year ended December 31, 2021, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
Drug product revenue:
Astellas	$3,186	$4,281	$(36,324)	$(1,095)	(26)%
AstraZeneca	(2,224)	4,625	—	(6,849)	(148)%
Total drug product revenue:	$962	$8,906	$(36,324)	$(7,944)	(89)%

Total drug product revenue recognized under the Astellas agreements was $3.2 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018 and 2020, and recorded an adjustment to the drug product revenue of $2.1 million and $(4.0) million for the years ended December 31, 2021 and 2020, respectively. Specifically, the change in estimated variable consideration was based on the API held by Astellas at the period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the fourth quarter of 2021, we transferred bulk drug product for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $8.3 million as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration.

During the first quarter of 2021, we transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. We recorded the consideration of $11.8 million from this inventory transfer as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration.

During the fourth quarter of 2021, we updated our estimate of variable consideration related to the bulk drug product inventory transfers fulfilled under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and recorded an unbilled contract asset of $49.8 million, which was offset by related deferred revenue under the Europe Agreement and EU Supply Agreement. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, among others.

During the fourth quarter of 2020, we transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. As a result, we recorded $6.0 million as deferred revenue as of December 31, 2020, due to a high degree of uncertainty associated with the final consideration. We recognized royalty revenue of $0.2 million from this deferred revenue during the year ended December 31, 2021. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved.

During the second quarter of 2020, we fulfilled the shipment obligations under the terms of the Japan Amendment with Astellas, and recognized related drug product revenue of $8.2 million in the same period.

Total drug product revenue recognized under the AstraZeneca agreements was $(2.2) million and $4.6 million for the years ended December 31, 2021 and 2020, respectively.

During the first half of 2021, we shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the above-mentioned FDA CRL in August 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price for these shipments, and recorded $11.2 million as deferred revenue as of December 31, 2021.

During the first three quarters of 2020, we shipped process validation product to AstraZeneca as pre-commercial supply under the U.S./RoW Agreement and recorded the related drug product revenue of $4.6 million during the year ended December 31, 2020.

Operating Costs and Expenses

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$12,871	$8,869	$1,147	$4,002	45%
Research and development	387,043	252,924	209,265	134,119	53%
Selling, general and administrative	123,925	106,406	135,479	17,519	16%
Total operating costs and expenses	$523,839	$368,199	$345,891	$155,640	42%

Total operating expenses increased $155.6 million, or 42%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, for the reasons discussed in the sections below.

Cost of goods sold

Cost of goods sold increased $4.0 million, or 45%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold, associated with the roxadustat commercial sales in China, was $9.3 million and $8.5 million for the years ended December 31, 2021 and 2020, respectively, due to the overall increase in the gross sales, offset by lower unit cost resulting from higher production volume, and lower storage and shipping costs with sales to distributors being transitioned to Falikang that started in January 2021.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $3.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, due to increased drug product shipments during the current year. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations (“CROs”), other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development expenses also include in-process research and development assets that have no alternative future use other than in a particular research and development project. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Following the CRL for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, research and development expenses may decrease in certain areas in the near future compared to our previous internal plans.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2021, 2020 and 2019:

		Years Ended December 31,
Product Candidate	Phase of Development	2021		2020	2019
		(in thousands)
Roxadustat	Phase 3	$97,245		$122,962	$125,429
Pamrevlumab	Phase 2/3	188,534		111,728	58,750
Other research and development expenses		101,264	*	18,234	25,086
Total research and development expenses		$387,043		$252,924	$209,265

*

Other research and development expenses included $60.0 million of acquired in-process research and development assets related to upfront payments to HiFiBiO. See Note 2, Summary of Significant Accounting Policies - License Acquisition Agreement, to the consolidated financial statements for details.

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased $134.1 million, or 53%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of the net effect of the following:

•	Expense of a total of $60.0 million for acquired in-process research and development assets from HiFiBiO;
•	Increase of $38.4 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies in China;
•	Increase of $24.4 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•

Increase of $9.1 million in employee-related costs primarily due to higher headcount in the research and development functions in China and higher compensation levels, and higher severance expenses associated with employee departures and cost reduction effort;

•	Increase of $5.5 million in outside services due to higher consulting expenses related to roxadustat in China and higher scientific contract activities related to pamrevlumab Phase 3; and
•

Decrease of $5.7 million in stock-based compensation expense, primarily due to cancellation related to departure of certain senior level employees and lower stock price and accelerated recognition due to departure of certain executive employees in the prior year period that did not recur in 2021.

Selling, General and Administrative Expenses

We started to incur sales and marketing expenses in 2019 in China to prepare for commercial operations. Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. Following the CRL for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, SG&A expenses may decrease in certain areas in the near future compared to our previous internal plans.

SG&A expenses increased $17.5 million, or 16%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, as a result of the net effect of the following:

•

Increase of $7.4 million in employee-related costs primarily due to higher headcount in the general and administrative functions and higher compensation levels, and higher severance expenses associated with employee departures and cost reduction effort;

•

Increase of $5.3 million in facilities-related expense due to higher repair and general maintenance expenses and higher lease expenses resulting from the lease modification of our San Francisco property lease from a finance lease to operating lease during the second quarter of 2021;

•

Increase of $4.1 million in stock-based compensation expense, primarily due to the cumulative impact of stock option grant activities expensed in the normal course, and accelerated recognition due to departure of certain executive employees during the current year; partially offset by the impact from lower stock price;

•

Increase of $3.3 million in outside service expenses, due to the above-mentioned reversal of co-promotion expenses in prior year period in the third quarter of 2020, offset by less sample expenses and the fact that AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity in 2021. In addition, the increase included costs incurred related to pre-commercialization efforts for pamrevlumab. The increases were partially offset by lower sample costs for roxadustat;

•	Increase of $2.9 million in professional service fees; and
•	Decrease of $6.0 million in legal expenses primarily associated with the patent-related activities in the United Kingdom.

Interest and Other, Net

	Years Ended December 31,			Change 2021 vs. 2020
	2021	2020	2019	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(1,075)	$(2,402)	$(2,876)	$1,327	(55)%
Interest income and other income (expenses), net	(1,078)	5,553	15,548	(6,631)	(119)%
Total interest and other, net	$(2,153)	$3,151	$12,672	$(5,304)	(168)%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $1.3 million, or 55% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to the lease amendment effective June 1, 2021, related to our long-term property lease in San Francisco, was determined as a lease modification and classified as an operating lease, as compared to a finance lease before the lease modification. In addition, the new lease agreement effective in February 2021 for our long-term property lease in China was classified as an operating lease, as compared to a finance lease for the expired lease. The classification for both leases no longer trigger recognition of interest on the lease liabilities separately in the consolidated statement of operations. See Note 6, Leases, to the consolidated financial statements for details.

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

Interest income and other income (expenses), net decreased $6.6 million, or 119%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower interest earned on our cash, cash equivalents and investments associated with the lower interest rates, as well as unfavorable foreign exchange impacts.

Provision for Income Taxes

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Loss before income taxes	$(290,683)	$(188,729)	$(76,642)
Provision for income taxes	347	360	328
Effective tax rate	(0.1)%	(0.2)%	(0.4)%

The provisions for income taxes for the years ended December 31, 2021 and 2020 were due to foreign taxes.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and expected continuing net loss, we have established a full valuation allowance against our net deferred tax assets as we do not currently believe that realization of those assets is more likely than not. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our anticipated future foreign earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Investment Income (Loss) in Unconsolidated Variable Interest Entity

Investment income (loss) in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the years ended December 31, 2021 and 2020. See Note 4, Equity method investment - Variable Interest Entity, to the consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of December 31, 2021, we had cash and cash equivalents of $171.2 million, short-term investments of $234.0 million and long-term investments of $167.8 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of December 31, 2021, a total of $91.2 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $69.9 million held in China, to be used primarily for our China operations.

Cash flows from Falikang, a distribution joint venture between FibroGen Beijing and AstraZeneca, and cash flows into FibroGen Beijing, are currently intended to remain onshore in China. Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. To date, no such debt repayments have occurred, nor have there been any other payments or distributions from FibroGen Beijing to entities or investors outside of China. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(82,232)	$81,602	$(78,705)
Investing activities	(426,972)	452,487	120,018
Financing activities	(563)	13,343	(4,300)
Effect of exchange rate changes on cash and cash equivalents	2,597	4,695	(5)
Net increase (decrease) in cash and cash equivalents	$(507,170)	$552,127	$37,008

Operating Activities

Net cash used in operating activities was $82.2 million for the year ended December 31, 2021 and consisted primarily of net loss of $290.0 million adjusted for non-cash items and non-operating activities of $147.7 million and a net increase in operating assets and liabilities of $60.1 million. The significant non-cash items included stock-based compensation expense of $71.2 million, expense for acquired in-process research and development asset from HiFiBiO of $60.0 million, depreciation expense of $10.2 million, and amortization of finance lease ROU of $4.6 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•

Deferred revenue of $57.6 million, primarily related to the above-mentioned $25.9 million and $11.2 million of the deferred considerations of the bulk drug product shipped to Astellas and AstraZeneca, respectively, due to a high degree of uncertainty associated with the final consideration, and $27.2 million of the deferred revenue from the sales to Falikang associated with the China performance obligation. The change in deferred revenue was also driven by the extension of the estimated future non-contingent development period and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details;

•

Accounts receivable of $25.2 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;

•

Accrued and other liabilities of $16.4 million, primarily driven by $14.2 million increase in co-promotion expenses at December 31, 2021 that is anticipated to be paid within the next 12 months, offset by $12.0 million decrease in contract liabilities to pharmaceutical distributors at December 31, 2021 due to settlement during the year. The accrued and other liabilities were also impacted by the timing of invoicing and payment;

The increases were partially offset by the decreases resulting from the following:

•

Inventories of $14.2 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.;

•

Other long-term liabilities of $12.1 million, primarily due to the decrease in the co-promotional expenses with AstraZeneca for its sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year;

•

Prepaid expenses and other current assets of $9.9 million, primarily due to the unbilled upfront license payment from Eluminex of $8.0 million, and prepayments made for roxadustat API manufacturing activities; and

•	Other assets of $4.4 million, primarily related to the increases in various licenses.

Net cash provided by operating activities was $81.6 million for the year ended December 31, 2020 and consisted primarily of net loss of $189.3 million adjusted for non-cash items of $96.3 million and a net increase in operating assets and liabilities of $174.6 million. The significant non-cash items included stock-based compensation expense of $72.7 million, depreciation expense of $11.7 million, and amortization of finance lease ROU of $10.4 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

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

•	Accounts payable of $17.7 million, primarily driven by $16.9 million of the co-promotion expenses at December 31, 2020 that is scheduled to be paid to AstraZeneca; and
•	Other assets of $5.8 million, primarily related to the return and consumption of input value added tax by FibroGen Beijing.

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

Net cash used in investing activities was $427.0 million for the year ended December 31, 2021 and consisted primarily of $484.1 million of cash used in purchases of available-for-sale securities, $25.0 million of cash paid for the acquired in-process research and development asset and $5.2 million of cash used in purchases of property and equipment, partially offset by $83.1 million of proceeds from maturities of investments and $4.2 million of proceeds from sales of available-for-sale securities.

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

Net cash used in financing activities was $0.6 million for the year ended December 31, 2021 and consisted primarily of $7.4 million of cash paid for payroll taxes on restricted stock unit releases, and $5.5 million of repayments of finance lease liabilities, partially offset by $12.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”).

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

Operating Capital Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat product in China. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. Following the CRL for roxadustat in the U.S., we are implementing a cost reduction effort, and as a result, operating expenses may decrease in certain areas in the near future compared to our previous internal plans. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, government support, and capital investment. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although AstraZeneca is funding all non-China collaboration expenses not reimbursed by Astellas, we expect our research and development expenses to continue to increase as we invest in our other programs. We are subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part I, Item 1A “Risk Factors” in this Annual Report. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this Annual Report. However, we may need additional capital thereafter and our liquidity assumptions may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

At December 31, 2021, our material cash requirements from known contractual and other obligations primarily relate to our lease liabilities and purchase obligations. Expected timing of those payments are as follows:

		Payments Due In
	Total	Next 12 Months	Beyond 12 Months

Lease liabilities	$117,768	$15,399	$102,369
Purchase obligations	73,262	49,424	23,838
Total contractual obligations	$191,030	$64,823	$126,207

Our lease liabilities are primarily related to our real estate leases for office spaces in the U.S. and China. See Note 6, Leases, to the consolidated financial statements for details.

Our outstanding non-cancelable purchase obligations primarily related to manufacturing and supply for pamrevlumab and roxadustat. See Note 9, Commitments and Contingencies, to the consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. As of December 31, 2021, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $704.1 million in total potential future milestone payments under our license agreements with HiFiBiO (for Galectin-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred and therefore these amounts have been excluded from the table above.

The table above excludes uncertain tax benefits of approximately $57.7 million that are disclosed in Note 12, Income Taxes, to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the gross deferred tax assets and the corresponding valuation allowance, if warranted.

As of December 31, 2021, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancellable, we have historically not canceled such contracts.

As of December 31, 2021, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $10.7 million of principal outstanding and $6.9 million of interest accrued related to the TEKES loans, respectively, which have been included as product development obligations on our consolidated balance sheet.

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

Legal Proceedings

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any currently active legal action in our consolidated balance sheets as of December 31, 2021, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 9, Commitments and Contingencies, to the consolidated financial statements for details.

Off-Balance Sheet Arrangements

During the year ended December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business, including for example, service, manufacturing and collaboration agreements. Pursuant to these arrangements, we indemnify, holds harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, including in connection with intellectual property infringement claims by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the extent permissible under applicable law. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable.

Recently Issued and Adopted Accounting Guidance

For recently issued accounting guidance, see Note 2, Significant Accounting Policies, to the consolidated financial statements.

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

Revenue Recognition

Revenues under collaboration agreements

Our collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. Our process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

We have identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more detail in Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements.

For revenue recognition purposes, we determine that the terms of our collaboration agreements begin on the effective date and end upon the completion of all performance obligations contained in the agreements. In each agreement, the contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. We believe that the existence of what we consider to be substantive termination penalties on the part of the counterparty create sufficient incentive for the counterparty to avoid exercising its right to terminate the agreement unless in exceptionally rare situations.

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

Co-development billings resulting from our research and development efforts, which are reimbursable under its collaboration agreements, are considered variable consideration. Determining the reimbursable amount of research and development efforts requires detailed analysis of the terms of the collaboration agreements and the nature of the research and development efforts incurred. Determining the amount of variable consideration from co-development billings requires us to make estimates of future research and development efforts, which involves significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

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

For arrangements that include sales-based royalties and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, royalty revenue resulting from its collaboration arrangements was immaterial.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of our significant judgments is outlined in Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements.

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

License revenue

Under a license agreement, if the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we use judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing. We are not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and we lack the power criterion to direct the activities of Falikang (see Note 4, Equity method investment - Variable Interest Entity, to our consolidated financial statements).

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

The promises identified under the AstraZeneca China Agreement (as defined in Note 3, Collaboration Agreements, License Agreement and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under our agreements with AstraZeneca as outlined in Note 3, Collaboration Agreements, License Agreement and Revenues, are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

The initiation of roxadustat sales to Falikang marked the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which we determined it is likely those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in adjustments due to changes in estimates.

The overall transaction price for FibroGen Beijing’s product sales to Falikang includes the following elements of consideration:

●	Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the China Agreement allocated to the China performance obligation;
●	Co-development billings resulting from our research and development efforts, which are reimbursable under the China Agreement;
●	Interim profit/loss share between FibroGen Beijing and AstraZeneca from April 1, 2020 through December 31, 2020; and
●	Net transaction price from product sales to Falikang from January 1, 2021 onwards. The net transaction price includes the following elements:
o

Gross transaction price: The gross transaction price is based on a percentage of Falikang’s net sales to its distributors, which takes into account Falikang’s operating expenses and its payments to AstraZeneca for roxadustat sales and marketing efforts, capped at a percentage of Falikang’s net roxadustat sales.

o

Profit share: The gross transaction price is then adjusted for an estimated amount to achieve the 50/50 profit share from current period roxadustat net sales in China. The adjustments to date have been a reduction to the transaction price and the related accounts receivable from Falikang.

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes significant assumptions such as total sales quantity, performance period, gross transaction price and profit share, which require a significant judgment.

Any net transaction price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied.

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

●

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. For the year ended December 31, 2020, the non-key account hospital listing award was capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted. For the year ended December 31, 2021, the non-key account hospital listing award was immaterial and recorded as a reduction to revenue when distributor meets eligibility requirements;

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

The calculation of the above variable consideration is based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a significant judgment.

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

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the NDA or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan and Europe. Drug product revenue is recognized when we fulfill the inventory transfer obligations.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. We review new information that may affect its variable consideration estimate at every reporting period and records revenue adjustment, if certain and material. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known.

As each of our collaboration agreements provide for annual true up to the considerations paid for our commercial supplies, we will re-evaluate the transaction price in each reporting period and record adjustment to revenue as uncertain events are resolved or other changes in circumstances occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. Most of our revenue from collaboration agreements are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Currently, the functional currency of our subsidiaries, FibroGen Europe Oy and FibroGen Beijing, is the local currency. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., China, and Europe. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

As of December 31, 2021, we did not have material financial assets and liabilities denominated in foreign currencies that are subject to fluctuation in the exchange rate with the U.S. dollar. Therefore, the effect of a hypothetical 10% change in foreign currency exchange rates would not have resulted in a material net gain or loss on foreign currency for the year ended December 31, 2021.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our non-operating cash and cash equivalents primarily in money market funds as of December 31, 2021. Given the nature of our investments as of December 31, 2021, we believe that our exposure to interest rate risk is not significant. We actively monitor changes in interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Determining the Transaction Price for Product Revenue Recognition for Sales to Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”)

As described in Notes 2 and 3 to the consolidated financial statements, with respect to the roxadustat commercial product, revenue is recognized at a point in time when control of the product is transferred to Falikang. Total product revenue, net recognized related to sales to Falikang was $35.6 million for the year ended December 31, 2021. Revenue is recognized based on the estimated transaction price per unit and the actual quantity of product delivered to Falikang during the reporting period. The estimated transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which management determined it is likely those sales would occur. Management applied significant judgment in determining the transaction price per unit, which involved the use of significant assumptions such as (i) the estimated total gross transaction price and profit share, (ii) the estimated total sales quantity, and (iii) the estimated performance period in which the Company determined it is likely those sales would occur.

The principal considerations for our determination that performing procedures relating to determining the transaction price for product revenue recognition for sales to Falikang is a critical audit matter are the significant judgment by management when determining the transaction price per unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to the estimated total gross transaction price, estimated total sales quantity, and estimated performance period over which the Company determined it is likely those sales would occur.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the determination of the transaction price per unit for sales to Falikang. These procedures also included, among others, testing management’s process for determining the transaction price per unit, which included evaluating the appropriateness of the method, testing the completeness and accuracy of the data used in the method, and evaluating the reasonableness of significant assumptions related to the estimated total gross transaction price, estimated total sales quantity, and estimated performance period over which the Company determined it is likely those sales would occur. Evaluating the reasonableness of the significant assumptions used by management involved evaluating whether the assumptions were reasonable considering (i) the current and historical transaction price and quantity, (ii) the consistency with external market, industry and regulatory data, (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) patent expiration and market exclusivity.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2022

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$171,223	$678,393
Short-term investments	233,967	8,144
Accounts receivable, net ($10,930 and $4,127 from related parties)	17,401	41,883
Inventories	31,015	16,530
Prepaid expenses and other current assets ($0 and $889 from a related party)	20,453	10,160
Total current assets	474,059	755,110
Restricted time deposits	2,072	2,072
Long-term investments	167,796	244
Property and equipment, net	28,277	33,647
Finance lease right-of-use assets	761	29,606
Equity method investment in unconsolidated variable interest entity	3,825	2,728
Operating lease right-of-use assets	91,112	2,043
Other assets	5,919	1,390
Total assets	$773,821	$826,840

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable ($0 and $1,118 to a related party)	$26,097	$24,789
Accrued and other current liabilities ($4 and $24 to a related party)	172,588	118,333
Deferred revenue ($3,201 and $2,907 to related parties)	15,857	6,547
Finance lease liabilities, current	11	12,330
Operating lease liabilities, current	10,944	1,188
Total current liabilities	225,497	163,187
Product development obligations	17,613	18,697
Deferred revenue, net of current ($25,891 and $4,636 to a related party)	186,801	138,474
Finance lease liabilities, non-current	3	25,391
Operating lease liabilities, non-current	88,776	853
Other long-term liabilities	26,018	38,789
Total liabilities	544,708	385,391

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2021 and 2020; 92,881 and 91,441 shares issued and outstanding at December 31, 2021 and 2020	929	914
Additional paid-in capital	1,476,414	1,399,774
Accumulated other comprehensive loss	(4,163)	(4,499)
Accumulated deficit	(1,264,034)	(974,011)
Total stockholders’ equity	209,146	422,178
Non-controlling interests	19,967	19,271
Total equity	229,113	441,449
Total liabilities, stockholders’ equity and non-controlling interests	$773,821	$826,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue:
License revenue (includes $108,434, $14,323 and $129,405 from a related party)	$116,434	$14,323	$177,086
Development and other revenue (includes $21,928, $19,174 and $29,393 from a related party)	70,275	80,592	114,115
Product revenue, net (includes $35,568, $0 and $0 from a related party)	47,638	72,498	1,700
Drug product revenue (includes $3,186, $4,281 and $(36,324) from a related party)	962	8,906	(36,324)
Total revenue	235,309	176,319	256,577

Operating costs and expenses:
Cost of goods sold	12,871	8,869	1,147
Research and development	387,043	252,924	209,265
Selling, general and administrative	123,925	106,406	135,479
Total operating costs and expenses	523,839	368,199	345,891
Loss from operations	(288,530)	(191,880)	(89,314)

Interest and other, net
Interest expense	(1,075)	(2,402)	(2,876)
Interest income and other income (expenses), net	(1,078)	5,553	15,548
Total interest and other, net	(2,153)	3,151	12,672

Loss before income taxes	(290,683)	(188,729)	(76,642)
Provision for income taxes	347	360	328
Investment income (loss) in unconsolidated variable interest entity	1,007	(202)	—
Net loss	$(290,023)	$(189,291)	$(76,970)

Net loss per share - basic and diluted	$(3.14)	$(2.11)	$(0.89)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	92,349	89,854	86,633

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(290,023)	$(189,291)	$(76,970)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,235	(3,207)	331
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(899)	(545)	592
Other comprehensive income (loss), net of taxes	336	(3,752)	923
Comprehensive loss	$(289,687)	$(193,043)	$(76,047)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2018	85,432,102	$854	$1,226,453	$(2,281)	$(715,827)	$19,271	$528,470
Impact of adoption of ASC 842 (Note 2)	—	—	—	—	8,688	—	8,688
Impact of change in accounting principle upon adoption of ASU 2018-02 (Note 2)	—	—	—	611	(611)	—	—
Net loss	—	—	—	—	(76,970)	—	(76,970)
Change in unrealized gain or loss on investments	—	—	—	592	—	—	592
Foreign currency translation adjustments	—	—	—	331	—	—	331
Shares issued from stock plans, net of payroll taxes paid	2,220,957	23	7,939	—	—	—	7,962
Stock-based compensation	—	—	66,267	—	—	—	66,267
Warrants exercised	4,430	—	66	—	—	—	66
Balance at December 31, 2019	87,657,489	877	1,300,725	(747)	(784,720)	19,271	535,406
Net loss	—	—	—	—	(189,291)	—	(189,291)
Change in unrealized gain or loss on investments	—	—	—	(545)	—	—	(545)
Foreign currency translation adjustments	—	—	—	(3,207)	—	—	(3,207)
Shares issued from stock plans, net of payroll taxes paid	3,783,144	37	26,329	—	—	—	26,366
Stock-based compensation	—	—	72,720	—	—	—	72,720
Balance at December 31, 2020	91,440,633	914	1,399,774	(4,499)	(974,011)	19,271	441,449
Net loss	—	—	—	—	(290,023)	—	(290,023)
Change in unrealized gain or loss on investments	—	—	—	(899)	—	—	(899)
Foreign currency translation adjustments	—	—	—	1,235	—	—	1,235
Shares issued from stock plans, net of payroll taxes paid	1,439,900	15	5,479	—	—	—	5,494
Stock-based compensation	—	—	71,161	—	—	—	71,161
Conversion of subsidiary's convertible note payable (Note 10)	—	—	—	—	—	696	696
Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(290,023)	$(189,291)	$(76,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,170	11,678	11,147
Amortization of finance lease right-of-use assets	4,639	10,369	10,307
Net accretion of premium and discount on investments	2,482	103	(3,667)
Unrealized loss on equity investments	30	—	(88)
Investment (gain) loss in unconsolidated variable interest entity	(1,007)	202	—
Loss (gain) on disposal of property and equipment	233	933	(42)
Stock-based compensation	71,161	72,720	66,267
Expense for acquired in-process research and development asset	60,000	—	—
Realized loss on sales of available-for-sale securities	—	258	—
Changes in operating assets and liabilities:
Accounts receivable, net ($(6,803), $718 and $42,365 from related parties)	25,180	(11,973)	35,229
Inventories	(14,158)	(9,175)	(6,887)
Prepaid expenses and other current assets ($889, $124,321 and $(125,210) from a related party)	(9,854)	123,492	(128,598)
Operating lease right-of-use assets	4,209	(24)	(1,201)
Other assets	(4,412)	5,843	(4,058)
Accounts payable ($(1,118), $1,118 and $0 from a related party)	805	17,731	(3,051)
Accrued and other liabilities ($(20), $(36,859) and $36,439 from a related party)	16,380	30,914	17,707
Operating lease liabilities, current	503	134	580
Deferred revenue ($21,549, $7,169 and $(3,137) from related parties)	57,637	45,077	(49,941)
Accrued interest for finance lease liabilities	(75)	(177)	194
Operating lease liabilities, non-current	(4,043)	(143)	692
Other long-term liabilities	(12,089)	(27,069)	53,675
Net cash provided by (used in) operating activities	(82,232)	81,602	(78,705)

Investing activities
Purchases of property and equipment	(5,186)	(3,994)	(5,762)
Payment made for acquired in-process research and development asset	(25,000)	—	—
Payment made for investment in unconsolidated variable interest entity	—	(3,896)	—
Proceeds from equity transfer of unconsolidated variable interest entity	—	1,063	—
Proceeds from sale of property and equipment	—	—	7
Purchases of available-for-sale securities	(484,144)	(8,192)	(411,299)
Proceeds from sales of available-for-sale securities	4,214	10,606	—
Proceeds from maturities of investments	83,144	456,900	537,072
Net cash provided by (used in) investing activities	(426,972)	452,487	120,018

Financing activities
Repayments of finance lease liabilities	(5,489)	(12,620)	(11,925)
Repayments of lease obligations	(403)	(403)	(403)
Cash paid for payroll taxes on restricted stock unit releases	(7,372)	(11,463)	(12,750)
Proceeds from issuance of common stock	12,701	37,829	20,778
Net cash provided by (used in) financing activities	(563)	13,343	(4,300)
Effect of exchange rate change on cash and cash equivalents	2,597	4,695	(5)
Net increase (decrease) in cash and cash equivalents	(507,170)	552,127	37,008
Total cash and cash equivalents at beginning of period	678,393	126,266	89,258
Total cash and cash equivalents at end of period	$171,223	$678,393	$126,266

Supplemental cash flow information:
Interest payments	$94	$135	$174
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	1,009	884	460
Balance in accrued liabilities related to acquired in-process research and development asset	35,000	—	—
Balance in other receivables related to stock option exercise	165	—	—
Conversion of subsidiary's convertible note payable to non-controlling interests	$696	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. FibroGen applies its pioneering expertise in hypoxia-inducible factor biology, 2-oxoglutarate enzymology, and connective tissue growth factor biology to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Roxadustat is FibroGen’s most advanced product, an oral small molecule inhibitor of hypoxia-inducible factor prolyl hydroxylase activity. Roxadustat is currently approved for use in patients with anemia associated with chronic kidney disease (“CKD”) in China (2019), Japan (2020) and Europe (2021), under the tradename EVRENZO®. Roxadustat is also being commercialized in China for CKD anemia in dialysis and non-dialysis patients under the tradename: 爱瑞卓®.

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes and Phase 2 clinical development for chemotherapy-induced anemia.

Pamrevlumab is FibroGen’s first-in-class antibody developed to inhibit the activity of connective tissue growth factor, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

In the second quarter of 2021, the Food and Drug Administration (“FDA”) granted both Rare Pediatric Disease designation and Fast Track designation for pamrevlumab for the treatment of patients with Duchenne Muscular Dystrophy. In addition, the FDA has granted Orphan Drug Designation to pamrevlumab for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer, and Duchenne Muscular Dystrophy. Pamrevlumab has also received Fast Track designation from the FDA for the treatment of both idiopathic pulmonary fibrosis and locally advanced unresectable pancreatic cancer.

FibroGen has a pipeline of late-stage clinical programs as well as pre-clinical drug candidates at various stages of development that include both small molecules and biologics.

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

The Company operates in one reportable segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications and recalculations had no impact on previously reported financial position, results of operations, or cash flows.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for the China performance obligation (as defined and discussed under Revenue Recognition below). On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

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

	December 31,
	2021	2020
Astellas Pharma Inc. (“Astellas”)—Related party	63%	10%
AstraZeneca AB (“AstraZeneca”)	34%	26%

As of December 31, 2021, the accounts receivable related to roxadustat sales in China from Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”) and direct sales to distributors were not material. As of December 31, 2020, the aggregate accounts receivable related to roxadustat sales in China from distributors represented 64% of the consolidated accounts receivable, with no material balance from any individual distributor.

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less and that are used in the Company’s cash management activities at the date of purchase to be cash equivalents. Cash and cash equivalents also include money market accounts and various deposit accounts. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits as of December 31, 2021 and 2020 totaled $2.1 million and $2.1 million, respectively. As of December 31, 2021 and 2020, a total of $91.2 million and $66.0 million, respectively, of the Company’s cash and cash equivalents was held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

Investments

As of December 31, 2021, the Company’s investments consist primarily of diversified bonds, commercial paper, and asset-backed securities. Those investments with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered short-term investments. Those investments with maturities greater than 12 months (365 days) from the balance sheet date are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Marketable equity securities are equity securities with readily determinable fair value, and are measured and recorded at fair value. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash equivalents, investments, receivables, accounts payable and accrued liabilities approximate fair value (See Note 5, Fair Value Measurements).

Trade accounts receivable

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the years ended December 31, 2021, 2020 and 2019 and the allowance for doubtful accounts as of December 31, 2021 and 2020 were immaterial.

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

Equity method investment - Variable Interest Entity

Under the Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), when the Company obtains an economic interest in an entity, it evaluates the entity to determine if it should be deemed a VIE, and, if so, whether the Company is the primary beneficiary and is therefore required to consolidate the VIE, based on significant judgment whether the Company (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

Lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As its leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company reassesses the incremental borrowing rate periodically for application to any new leases or lease modifications, which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed. For any lease modification, the Company reassesses the lease classification, remeasures the related lease liability using an updated discount rate, and adjusts the related ROU asset under the lease modification guidance under the ASC 842.

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

Finance leases are included in finance lease ROU assets, finance lease liabilities, current and non-current on the Company’s consolidated balance sheets. Operating leases are included in operating lease ROU assets, operating lease liabilities, current and non-current on the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company’s impairment of long-lived assets for the years ended December 31, 2021, 2020 and 2019 were immaterial.

Revenue Recognition

Revenues under collaboration agreements

The Company’s collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. The Company’s process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 3, Collaboration Agreements, License Agreement and Revenues. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

The Company has identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more detail in Note 3, Collaboration Agreements, License Agreement and Revenues.

For revenue recognition purposes, the Company determines that the terms of its collaboration agreements begin on the effective date and end upon the completion of all performance obligations contained in the agreements. In each agreement, the contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. The Company believes that the existence of what it considers to be substantive termination penalties on the part of the counterparty create sufficient incentive for the counterparty to avoid exercising its right to terminate the agreement unless in exceptionally rare situations.

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

For arrangements that include sales-based royalties and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, royalty revenue resulting from its collaboration arrangements was immaterial.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of the Company’s significant judgments is outlined in Note 3, Collaboration Agreements, License Agreement and Revenues.

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

License revenue

Under a license agreement, if the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company uses judgment in determining the appropriate method of measuring progress for purposes of recognizing revenue from the up-front license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in a few provinces in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing. The Company is not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and the Company lacks the power criterion to direct the activities of Falikang (see Note 4, Equity method investment - Variable Interest Entity).

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

The promises identified under the AstraZeneca China Agreement (as defined in Note 3, Collaboration Agreements, License Agreement and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under the Company’s agreements with AstraZeneca as outlined in Note 3, Collaboration Agreements, License Agreement and Revenues, are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

The initiation of roxadustat sales to Falikang marked the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which the Company determined it is likely those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in cumulative catch up adjustments due to changes in estimates.

The overall transaction price for FibroGen Beijing’s product sales to Falikang includes the following elements of consideration:

●	Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the China Agreement allocated to the China performance obligation;
●	Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under the China Agreement;
●	Interim profit/loss share between FibroGen Beijing and AstraZeneca from April 1, 2020 through December 31, 2020; and
●	Net transaction price from product sales to Falikang from January 1, 2021 onwards. The net transaction price includes the following elements:
o

Gross transaction price: The gross transaction price is based on a percentage of Falikang’s net sales to its distributors, which takes into account Falikang’s operating expenses and its payments to AstraZeneca for roxadustat sales and marketing efforts, capped at a percentage of Falikang’s net roxadustat sales.

o

Profit share: The gross transaction price is then adjusted for an estimated amount to achieve the 50/50 profit share from current period roxadustat net sales in China. The adjustments to date have been a reduction to the transaction price and the related accounts receivable from Falikang.

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes significant assumptions such as total sales quantity, performance period, gross transaction price and profit share, which require a significant judgment.

Any net transaction price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied.

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

●

Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. For the year ended December 31, 2020, the non-key account hospital listing award was capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted. For the year ended December 31, 2021, the non-key account hospital listing award was immaterial and recorded as a reduction to revenue when distributor meets eligibility requirements;

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

The calculation of the above variable consideration is based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a significant judgment.

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

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the New Drug Application (“NDA”) or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan and Europe. Drug product revenue is recognized when the Company fulfills the inventory transfer obligations.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. The Company reviews new information that may affect its variable consideration estimate at every reporting period and records revenue adjustment, if certain and material. Actual amounts of consideration ultimately received in the future may differ from the Company’s estimates, for which the Company will adjust these estimates and affect the drug product revenue in the period such variances become known. The total amount constrained as of December 31, 2021 was $88.8 million related to the drug product shipments to Astellas and AstraZeneca.

As each of the Company’s collaboration agreements provide for annual true up to the considerations paid for its commercial supplies, the Company will re-evaluate the transaction price in each reporting period and record adjustment to revenue as uncertain events are resolved or other changes in circumstances occur.

License Acquisition Agreement

In June 2021, the Company entered into an exclusive license and option agreement (the “HiFiBiO Agreement”) with HiFiBiO Therapeutics (“HiFiBiO”), pursuant to which the Company exclusively licensed all product candidates in HiFiBiO’s Galectin-9 program. Pursuant to its option, the Company has also exclusively licensed all product candidates in HiFiBiO’s CCR8 program in December 2021. The Company has declined to exercise its option to HiFiBiO’s CXCR5 program, however, it is pursuing a replacement option program as specified under the HiFiBiO Agreement. Under the terms of the HiFiBiO Agreement, the Company has paid a $25.0 million upfront payment to HiFiBiO during the year ended December 31, 2021, and recorded a $35.0 million upfront payment for the CCR8 option exercise in accrued liabilities as of December 31, 2021, which was paid during the first quarter of 2022. In addition, HiFiBiO may receive up to a total of an additional $1.1 billion in future option, clinical, regulatory, and commercial milestone payments across all three potential programs. HiFiBiO will also be eligible to receive royalties based upon worldwide net sales.

The acquisition of these licenses was accounted for as an asset acquisition. The above-mentioned upfront payments of $60.0 million related to the license and options acquisition meets the definition of an in-process research and development asset (“IPR&D asset”) under the ASC 730, Research and Development. They relate to particular research and development projects and are determined to have no alternative future uses and thus have no separate economic value. Therefore, these upfront payments were recorded as research and development expenses during the year ended December 31, 2021, and the cash payment of $25.0 million during the year ended December 31, 2021 was reflected as an investing activity in the consolidated statement of cash flows.

Contingent consideration payments will be evaluated and recognized when they become probable and reasonably estimable. The related IPR&D asset will only be capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D asset that have no alternative use will be expensed. As of December 31, 2021, all programs were at the early stage of development and the contingencies related to the milestone payments had not been resolved, therefore no contingent consideration was recognized. The Company will reassess the probability of future option payments and contingent payments on a quarterly basis.

Research and Development Expenses

Research and development expenses consist of above-mentioned expense for acquired IPR&D asset, independent research and development costs and the gross amount of costs associated with work performed under collaboration agreements. Research and development costs include employee-related expenses, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. All research and development costs are expensed as incurred.

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

During 2020, the Company transferred certain intellectual property rights relating to its Chinese business between its wholly owned subsidiaries that are based in different tax jurisdictions. See Note 12, Income Taxes, for more information. The establishment of a deferred tax asset from the intra-entity transfer of intangible assets required the Company to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred, which include but are not limited to, its expectations of discount rate, revenue volume and price. The accuracy of these estimates could be affected by unforeseen events or actual results, and the sustainability of the Company’s future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.

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

Recently Issued and Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. This guidance was effective for annual reporting periods beginning after December 15, 2020 including interim periods. The Company adopted this guidance on January 1, 2021, and the adoption of this guidance did not have material impact to the Company’s consolidated financial statements and related disclosures.

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

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to LIBOR. The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete this analysis by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the year ended December 31, 2021 and is currently evaluating the impact on its consolidated financial statements and related disclosures upon adoption of this guidance.

3.	Collaboration Agreements, License Agreement and Revenues

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

The aggregate amount of the considerations received under the Japan Agreement, through December 31, 2021 totals $105.1 million, excluding drug product revenue that is discussed separately below.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial launch in Japan. The commercial terms of the Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue, as described in details under Drug Product Revenue section below, were $2.1 million, $4.3 million and $(36.3) million in the years ended December 31, 2021, 2020 and 2019, respectively.

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

During the third quarter of 2021, the European Commission approved EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD. Astellas has launched EVRENZO in Germany, the United Kingdom, the Netherlands, and Austria. This approval triggered a total of $120.0 million milestone payable to the Company by Astellas under the Europe Agreement. Accordingly, the consideration of $120.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the year ended December 31, 2021 from performance obligations satisfied.

During the second quarter of 2019, the Company received positive topline results from analyses of pooled major adverse cardiovascular event (“MACE”) and MACE+ data from its Phase 3 trials evaluating roxadustat as a treatment for dialysis and non-dialysis CKD patients, enabling Astellas to prepare for a Marketing Authorization Application (“MAA”) submission to the European Medicines Agency in the second quarter of 2020, following the Company’s NDA submission to the FDA that was accepted for review in February 2020. The Company evaluated the two regulatory milestone payments associated with the planned MAA submission and concluded that these milestones became probable of being achieved in the second quarter of 2019. Accordingly, the total consideration of $130.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement in the second quarter of 2019, of which $128.8 million was recognized as revenue during the year ended December 31, 2019 and immaterial amounts for the years ended December 31, 2021 and 2020, from performance obligations satisfied or partially satisfied. According to the Europe Agreement, these milestone payments are billable to Astellas upon the submission of an MAA, therefore this $130.0 million was an unbilled contract asset as of December 31, 2019, and billed to Astellas upon the submission of an MAA in the second quarter of 2020 with the total $130.0 million received during the same quarter.

The aggregate amount of the considerations received under the Europe Agreement through December 31, 2021 totals $660.0 million, excluding drug product revenue that is discussed separately below.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. The Company fulfilled an inventory transfer obligation under the terms of the Europe Agreement in the fourth quarter of 2020. During the first quarter of 2021, the Company entered into an Astellas EU Supply Agreement (“EU Supply Agreement”) under the Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company transferred bulk drug product to Astellas as pre-commercial supply for process validation purposes during the first quarter and commercial product during the fourth quarter of 2021. The Company recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue during the year ended December 21, 2021, and recorded the consideration of $25.9 million from these inventory transfers as deferred revenue as of December 31, 2021. See details under Drug Product Revenue section below.

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

As of December 31, 2021, the transaction price for the Japan Agreement, excluding manufacturing services that is discussed separately below, included $40.1 million of non-contingent upfront payments, $65.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $11.9 million of variable consideration related to co-development billings. The transaction price for the Europe Agreement, excluding manufacturing services that is discussed separately below, included $320.0 million of non-contingent upfront payments, $340.0 million of variable consideration related to payments for milestones considered probable of being achieved, and $219.9 million of variable consideration related to co-development billings.

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

(2)

Co-development services (Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours and out-of-pocket expenses incurred relative to total expected costs to be incurred. The measure of progress is updated each reporting period. Co-development services related to CKD continued over its development period through August 2021. In addition, the Company accounts for the indications related to chemotherapy-induced anemia and myelodysplastic syndromes separately through the end of 2021 and the third quarter of 2024, respectively. There was no provision for co-development services in the Japan Agreement.

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

Under the Japan Amendment, the drug product revenue represents variable consideration and is estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk drug product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the Europe Agreement, the drug product revenue amount represents variable consideration and is estimated based on the quantity of product transferred and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by Astellas from the end sale of roxadustat in its approved territories.

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

Under the U.S./RoW Agreement, the Company and AstraZeneca will equally share in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached in 2015). Development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) are fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for shipment of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

As mentioned above, during the second quarter of 2019, the Company received positive topline results from analyses of pooled MACE and MACE+ data from its Phase 3 trials for roxadustat, enabling the Company’s NDA submission to the FDA. The Company evaluated the regulatory milestone payment associated with this planned NDA submission and concluded that this milestone became probable of being achieved in the second quarter of 2019. Accordingly, the consideration of $50.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the combined arrangement in the second quarter of 2019, of which $42.4 million was recognized as revenue during the year ended December 31, 2019 and immaterial amounts were recognized as revenue during the years ended December 31, 2021 and 2020, from performance obligations satisfied or partially satisfied. This milestone was fully received in April 2020.

The aggregate amount of the considerations received under the U.S./RoW Agreement through December 31, 2021 totals $439.0 million, excluding drug product revenue that is discussed separately below. In 2020, the Company entered into Commercial Supply Agreement under the U.S./RoW Agreement with AstraZeneca to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The Company shipped bulk drug product to AstraZeneca as commercial supply during 2020, and the first and second quarter of 2021. In August 2021, the FDA Issued a complete response letter regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. The Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue and updated the estimated transaction price, and recorded $11.2 million as deferred revenue as of December 31, 2021. See details under Drug Product Revenue section below.

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

In December 2019, roxadustat has been included on the updated National Reimbursement Drug List (“NRDL”) released by China’s National Healthcare Security Administration for the treatment of anemia in CKD, covering patients who are non-dialysis dependent as well as those who are dialysis-dependent. The inclusion on the NRDL triggered a total of $22.0 million milestones payable to the Company by AstraZeneca. Accordingly, the total consideration of $22.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the combined arrangement, of which $18.7 million was recognized as revenue during the year ended December 31, 2019. This milestone payment was received during the first quarter of 2020. The Company continued to recognize related revenue during the years ended December 31, 2021 and 2020, from performance obligations satisfied or partially satisfied, and the amounts were not material.

The aggregate amount of the considerations received for milestone and upfront payments under the China Agreement through December 31, 2021 totals $77.2 million.

China Amendment

In July 2020, FibroGen Cayman, FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”) and AstraZeneca (together with FibroGen China, the “Parties”) entered into the China Amendment, effective July 1, 2020, relating to the development and commercialization of roxadustat in China. While the responsibilities of the Parties under the China Agreement remain largely the same, certain changes were made.

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

As a result, the interim period during the year ended December 31, 2020 primarily included the following activities:

•

Co-promotion expenses: The China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, the Company reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. The co-promotion expenses for the years ended December 31, 2021 and 2020, capped at a percentage of net roxadustat sales in China, were $4.7 million and $27.2 million, respectively, included in the selling, general and administrative expenses.

•

Profit share: Profit/loss share between FibroGen Beijing and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the China Agreement. Based on the calculation revised under the China Amendment, profit was achieved during the third and fourth quarter of 2020. As a result, the Company recorded a profit share liability of $7.9 million and $7.0 million to AstraZeneca as of December 31, 2021 and 2020, respectively, in the accrued and other current liabilities, which correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Agreement.

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in a few provinces in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, which is adjusted for the estimated profit share. In addition, AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. Development costs continue to be shared 50/50 between the Parties.

During the year ended December 31, 2021, the Company recognized $35.6 million of net product revenue from the sales to Falikang, as described in details under Product Revenue, Net section below.

In addition to sales to Falikang, during the year ended December 31, 2021, the Company recognized $12.1 million of net product revenue from sales directly to distributors in a few provinces in China, as described as direct sales under Product Revenue, Net section below.

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

As of December 31, 2021, the transaction price for the U.S./RoW Agreement and the China Agreement, excluding manufacturing services that is discussed separately below, included $402.2 million of non-contingent upfront payments, $114.0 million of variable consideration related to payments for milestones considered probable of being achieved, $610.9 million of variable consideration related to co-development billings, offset by $7.0 million of variable consideration related to profit share under the China Amendment.

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

For revenue recognition purposes, the Company determined that the terms of its collaboration agreements with AstraZeneca begin on the effective date and end upon the completion of all performance obligations contained in the agreements. The contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. The Company believes that the requirement to continue funding development for a substantive period of time and the loss of product rights, along with non-refundable upfront payments already remitted by AstraZeneca, represent substantive termination penalties that create significant disincentive for AstraZeneca to exercise its right to terminate the agreement.

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

(2)

Co-development services. This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Revenue is recognized over time based on progress toward complete satisfaction of the performance obligation. The Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. Co-development services related to CKD continued over its development period through the end of 2021. In addition, the Company accounts for the other significant indications related to chemotherapy-induced anemia and myelodysplastic syndromes separately over their development periods through the end of 2021 and the third quarter of 2024, respectively.

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

For the China Agreement, the Company retained manufacturing rights as an essential part of a strategy to pursue domestic regulatory pathway for product approval, which requires the regulatory licensure of the manufacturing facility in order to commence commercial shipment. The prospects for the collaboration as a whole would have been substantially different had manufacturing rights been provided to AstraZeneca. The Company holds the rights to manufacture commercial drug product in China. Therefore, AstraZeneca cannot benefit from the license on its own or together with other readily available resources. Accordingly, all the promises identified, including the license, co-development services and manufacturing of commercial supplies, under the China Agreement have been bundled into a single performance obligation and amounts of the transaction price allocable to this performance obligation are deferred until control of the manufactured commercial drug product has begun to transfer to AstraZeneca.

In accordance with the China Amendment, once Falikang is fully operational, which commenced in January 2021, substantially all product sales will be made by Falikang directly to the distributors in China, while the Company continues to sell directly in a few provinces in China. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. For the Company’s direct sales of commercial drug product, revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the product.

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

During the year ended December 31, 2021, the $8.0 million upfront license payment was recognized as license revenue for the performance obligation satisfied. This amount was recorded as an unbilled contract asset as of December 31, 2021 in the prepaid expenses and other current assets in the consolidated balance sheets. The remaining future variable consideration related to future manufacturing, clinical, regulatory milestone payments as described above were fully constrained because the Company cannot conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur, given the inherent uncertainties of success with these future milestones. For commercial milestones and royalties, the Company determined that the license is the predominant item to which the royalties or sales-based milestones relate and revenue will be recognized when the corresponding milestones and royalties are earned.

License Revenue and Development Revenue Recognized Under the Collaboration Agreements and License Agreement

License amounts identified below are included in the “License revenue” line item in the consolidated statements of operations. All other elements identified below are included in the “Development and other revenue” line item in the consolidated statements of operations.

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2021	2020	2019
Japan	License revenue	$—	$14,323	$11,935
	Development revenue	$248	$1,220	$1,222

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through December 31, 2021	Deferred Revenue at December 31, 2021	Total Consideration Through December 31, 2021
License	$100,347	$—	$100,347
Development revenue	16,598	—	16,598
Total license and development revenue	$116,945	$—	$116,945

The revenue recognized under the Japan Agreement for the year ended December 31, 2021 included immaterial revenue resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The Company does not expect material variable consideration from estimated future co-development billing beyond development period in the transaction price related to the Japan Agreement.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2021	2020	2019
Europe	License revenue	$108,434	$—	$117,470
	Development revenue	$21,679	$17,954	$28,172

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through December 31, 2021	Deferred Revenue at December 31, 2021	Total Consideration Through December 31, 2021
License	$596,385	$—	$596,385
Development revenue	270,641	—	270,641
Total license and development revenue	$867,026	$—	$867,026

The revenue recognized under the Europe Agreement for the year ended December 31, 2021 included an increase in revenue of $1.0 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $12.9 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Amounts recognized as license revenue and development revenue under the U.S./RoW and China Agreements with AstraZeneca were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2021	2020	2019
U.S. / RoW and China	License revenue	$—	$—	$47,681
	Development revenue	48,345	61,508	84,629
	China performance obligation	$—	$(90)	$90

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through December 31, 2021	Deferred Revenue at December 31, 2021		Total Consideration Through December 31, 2021
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	603,119	—		603,119
China performance obligation *	35,568	171,516		207,084
Total license and development revenue	$980,531	$171,516	**	$1,152,047

*	China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.
**

Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of December 31, 2021, deferred revenue included $162.4 million related to the U.S./RoW and China Agreement, which represents the net of $171.5 million of deferred revenue presented above and a $9.1 million unbilled co-development revenue under the China Amendment with AstraZeneca.

The revenue recognized under the U.S./RoW Agreement and China Agreement for the year ended December 31, 2021 included a reduction in revenue of $4.8 million resulting from changes to estimated variable consideration in the current year relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $30.9 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang.

Amounts recognized as revenue under the Eluminex were as follows (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2021	2020	2019
Eluminex	License revenue	$8,000	$—	$—

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Direct Sales:
Gross revenue	$13,727	$89,027	2,803
Price adjustment	(982)	—	(936)
Non-key account hospital listing award	95	(9,325)	—
Contractual sales rebate	(832)	(6,189)	(149)
Other discounts and rebates	(21)	(923)	(18)
Sales returns	83	(92)	—
Direct sales revenue, net	12,070	72,498	1,700

Sales to Falikang:
Gross transaction price	97,531	—	—
Profit share	(34,759)	—	—
Net transaction price	62,772	—	—
Increase in deferred revenue	(27,204)	—	—
Sales to Falikang revenue, net	35,568	—	—
Total product revenue, net	$47,638	$72,498	$1,700

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of sales rebates and discounts.

The total discounts and rebates were $1.7 million, $16.4 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The discounts and rebates for the years ended December 31, 2021 and 2019 primarily consisted of $1.0 million and $0.9 million, respectively, of price adjustments recorded based on government-listed price guidance and estimated channel inventory levels. The discounts and rebates also consisted of the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate was $0.8 million, $6.2 million and $0.1 million, respectively, for the years ended December 31, 2021, 2020 and 2019. In addition, in the second quarter of 2020, the Company amended the agreement with its pharmaceutical distributors, which triggered accounting modifications particularly related to the non-key account hospital listing award. For the year ended December 31, 2020, the non-key account hospital listing award was $9.3 million, which was recorded as a reduction to the revenue and calculated based on eligible non-key account hospital listings to date achieved by each distributor with certain requirements met during the period. All other rebates and discounts, including sales return allowance were immaterial for the periods presented.

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

	Balance at December 31, 2020	Additions	Deduction	Currency Translation and Other	Balance at December 31, 2021
Product revenue - Direct sales - contract liabilities	$(15,137)	$(1,371)	$13,645	$(313)	$(3,176)

As of December 31, 2021 and 2020, the total contract liabilities was $3.2 million and $15.1 million, respectively, which was included in accrued and other current liabilities in the consolidated balance sheet. As of December 31, 2021 and 2020, the total rebates and discounts reflected as reductions to gross accounts receivable for direct sales was $1.1 million and $0.5 million, respectively.

Sales to Falikang – China Performance Obligation

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang. FibroGen Beijing manufactures and supplies commercial product to Falikang. The net transaction price for FibroGen Beijing’s product sales to Falikang is based on a gross transaction price, which is adjusted to account for the 50/50 profit share for the period.

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligations are satisfied. During the year ended December 31, 2021, following updates to its estimates, the Company deferred $27.2 million from the net transaction price to Falikang, which was included in the related deferred revenue of the China performance obligation.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance at December 31, 2021
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(137,338)	$(69,746)	$35,568	$(171,516)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of December 31, 2021, approximately $10.6 million of the deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

The reductions to gross accounts receivable related to product revenue to Falikang was $13.4 million as of December 31, 2021.

Drug Product Revenue

Drug product revenue was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Astellas	$3,186	$4,281	$(36,324)
AstraZeneca	(2,224)	4,625	—
Drug product revenue	$962	$8,906	$(36,324)

During the second quarter of 2020, the Company fulfilled shipment obligations under the terms of Japan Amendment with Astellas, and recognized related drug product revenue of $8.2 million in the same period.

During the years ended December 31, 2021, 2020 and 2019, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of the Japan Amendment with Astellas in 2018 and 2020, and recorded an adjustment to the drug product revenue of $2.1 million, $(4.0) million and $(36.3) million for the years ended December 31, 2021, 2020 and 2019, respectively. Specifically, the change in estimated variable consideration was based on the API held by Astellas at the period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the fourth quarter of 2021, the Company transferred bulk drug product for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $8.3 million as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration. During the first quarter of 2021, the Company transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. The Company recorded the consideration of $11.8 million from this inventory transfer as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration. During the fourth quarter of 2020, the Company transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. As a result, the Company recorded $6.0 million as deferred revenue as of December 31, 2020, due to a high degree of uncertainty associated with the final consideration. The Company recognized royalty revenue of $0.2 million from this deferred revenue during the year ended December 31, 2021. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved.

During the fourth quarter of 2021, the Company updated its estimate of variable consideration related to the bulk drug product inventory transfers fulfilled under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and recorded an unbilled contract asset of $49.8 million, which was offset by related deferred revenue under the Europe Agreement and EU Supply Agreement. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, among others.

During the first half of 2021 and during the year ended December 31, 2020, the Company shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the complete response letter issued by the FDA in August 2021, the Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue. As a result, the Company updated the estimated transaction price for these shipments, and recorded $11.2 million as deferred revenue as of December 31, 2021.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2020	Additions	Recognized as Revenue	Balance Presented Net Against Contract Asset	Balance at December 31, 2021
Astellas - Japan Agreement	$—	$(1,974)	$—	$—	$(1,974)
Astellas - Europe Agreement	(5,984)	(69,874)	179	49,788	(25,891)
AstraZeneca - U.S. Agreement	—	(11,171)	—	—	(11,171)
Drug product revenue - deferred revenue	$(5,984)	$(83,019)	$179	$49,788	$(39,036)

4.Equity method investment - Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE for U.S. GAAP purposes under ASC 810. As Falikang is a distribution joint venture between FibroGen Beijing and AstraZeneca, and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion while AstraZeneca meets both the power and economic criteria under the ASC 810, to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for U.S. GAAP accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s consolidated financial statements. Accordingly, the Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment income (loss) in unconsolidated VIE in the consolidated statement of operations, and as an adjustment to its investment in Falikang in the consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

The Company’s equity method investment in Falikang was as follows for the year ended December 31, 2021 (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2020	Share of Net Income	Currency Translation	Balance at December 31, 2021
Falikang	51.1%	$2,728	$1,007	$90	$3,825

Falikang is considered as a related party to the Company. See Note 13, Related Party Transactions, for related disclosures.

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$58,801	$—	$—	$58,801
Corporate bonds	—	182,646	—	182,646
Commercial paper	—	69,079	—	69,079
U.S. government bonds	91,522	—	—	91,522
Agency bonds	—	23,275	—	23,275
Asset-backed securities	—	27,087	—	27,087
Foreign government bonds	—	9,154	—	9,154
Total	$150,323	$311,241	$—	$461,564

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Bond and mutual funds	$—	$8,144	$—	$8,144
Equity investments	244	—	—	244
Money market funds	590,347	—	—	590,347
Total	$590,591	$8,144	$—	$598,735

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels for the years ended December 31, 2021 and 2020. During the fourth quarter of 2019, there was a $29.8 million transfer of assets from Level 1 to Level 2 as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

The fair value of the Company’s financial liabilities related to lease obligations were derived by using an income approach, which required Level 3 inputs such as discounted estimated future cash flows, which were immaterial as of December 31, 2021 and 2020. There were no transfers of liabilities between levels for the years ended December 31, 2021, 2020 and 2019.

6.	Leases

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

Company determined that the Lease Amendment was a lease modification, effective June 1, 2021, and thus reassessed the lease classification, remeasured the related lease liability using an updated discount rate, and adjusted the related right-of-use asset under the lease modification guidance under the ASC 842. Accordingly, on June 1, 2021, the Company determined that the modified lease be accounted for as an operating lease, and therefore derecognized the previous finance lease right-of-use asset of $24.6 million and the related finance lease liability of $32.6 million, and recognized an operating lease right-of-use asset of $93.2 million and the related operating lease liability of $101.2 million. Starting June 1, 2021, the cash payment related to this lease was classified as an operating activity, the impact of which was approximately $7.9 million to the consolidated statement of cash flow for the year ended December 31, 2021.

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

The Company currently has several additional real estate leases for office spaces in Shanghai and Beijing, China, which are treated as operating leases. These leases have lease terms ranging from one to five years, expiring in 2023. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements in China and U.S. for office equipment, scientific devices and automobile leases, with contracted lease terms ranging from one to five years, treated as finance leases or operating leases, respectively.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Line Item	2021	2020
Assets
Finance:
Right-of-use assets cost		$2,165	$50,477
Accumulated amortization		(1,404)	(20,871)
Finance lease right-of-use assets, net	Finance lease right-of-use assets	761	29,606
Operating:
Right-of-use assets cost		100,912	3,934
Accumulated amortization		(9,800)	(1,891)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	91,112	2,043
Total lease assets		$91,873	$31,649

Liabilities
Current:
Finance lease liabilities	Finance lease liabilities, current	$11	$12,330
Operating lease liabilities	Operating lease liabilities, current	10,944	1,188
Non-current:
Finance lease liabilities	Finance lease liabilities, non-current	3	25,391
Operating lease liabilities	Operating lease liabilities, non-current	88,776	853
Total lease liabilities		$99,734	$39,762

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Line Item	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$4,639	$10,369	$10,307
Interest on lease liabilities	Interest expense	628	1,932	2,373
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	10,722	1,151	891
Sublease income	Selling, general and administrative expenses	(1,271)	(1,201)	(1,385)
Total lease cost		$14,718	$12,251	$12,186

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,022	$951	$914
Operating cash flows from finance leases	629	1,896	2,196
Financing cash flows from finance leases	5,489	12,620	11,925
Non-cash: Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	450	662	49,909
Operating leases	3,585	1,072	2,736
Non-cash: Increase (decrease) resulting from lease modification:
Finance lease right-of-use assets	(24,654)	—	—
Operating lease right-of-use assets	93,222	—	—
Finance lease liabilities, current	(12,587)	—	—
Operating lease liabilities, current	9,221	—	—
Finance lease liabilities, non-current	(20,009)	—	—
Operating lease liabilities, non-current	$91,943	$—	$—

Lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Finance leases	1.1	2.9
Operating leases	6.8	1.8
Weighted-average discount rate:
Finance leases	4.64%	4.39%
Operating leases	4.75%	4.74%

Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2022	$12	$15,387
2023	3	13,469
2024	—	16,810
2025	—	18,205
2026	—	18,005
Beyond 2026	—	35,877
Total future lease payments	15	117,753
Less: Interest	(1)	(18,033)
Present value of lease liabilities	$14	$99,720

7.	Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$111,422	$88,046
Commercial paper	1,000	—
Money market funds	58,801	590,347
Total cash and cash equivalents	$171,223	$678,393

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$183,136	$2	$(492)	$182,646
Commercial paper	68,079	—	—	68,079
U.S. government bonds	91,840	—	(318)	91,522
Agency bonds	23,339	—	(64)	23,275
Asset-backed securities	27,105	—	(18)	27,087
Foreign government bonds	9,165	—	(11)	9,154
Total investments	$402,664	$2	$(903)	$401,763

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Bond and mutual funds	$8,147	$—	$(3)	$8,144
Equity investments	125	119	—	244
Total investments	$8,272	$119	$(3)	$8,388

The contractual maturities of the available-for-sale investments were as follows (in thousands):

December 31, 2021
Within one year - Bond and mutual funds	$233,967
After one year through three years	167,796
Total investments	$401,763

The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three years ended December 31, 2021, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,363	$2,303
Work-in-progress	21,499	8,114
Finished goods	8,153	6,113
Total inventories	$31,015	$16,530

The Company capitalizes inventory costs for FibroGen Beijing’s production of roxadustat for commercial sales purposes. The Company started capitalizing inventory costs for the U.S. entity in the second quarter of 2020 prior to regulatory approvals in the U.S., Europe and other territories. As of December 31, 2021 and 2020, inventory capitalized for the U.S. entity was 38% and 29% of the total inventory balance, respectively, which will be used for commercial launches in Europe and other territories where the Company has received regulatory approvals. The provision to write-down excess and obsolete inventory was immaterial as of December 31, 2021 and 2020.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Unbilled contract assets	$66,909	$2,147
Deferred revenues from associated contracts	(58,909)	(2,147)
Net unbilled contract assets	8,000	—
Prepaid assets	7,383	8,353
Other current assets	5,070	1,807
Total prepaid expenses and other current assets	$20,453	$10,160

The unbilled contract assets as of December 31, 2021 included $49.8 million related to transfer price true up for bulk drug product under the Europe Agreement with Astellas, $9.1 million related to unbilled co-development revenue under the China Amendment with AstraZeneca, and the $8.0 million unbilled upfront license payment under the Eluminex Agreement. The unbilled contract assets as of December 31, 2020 were related to unbilled co-development revenue under the China Amendment with AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$103,352	$102,006
Laboratory equipment	19,300	18,143
Machinery	8,339	8,312
Computer equipment	9,670	9,545
Furniture and fixtures	6,201	6,128
Construction in progress	2,423	760
Total property and equipment	$149,285	$144,894
Less: accumulated depreciation	(121,008)	(111,247)
Property and equipment, net	$28,277	$33,647

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $10.2 million, $11.7 million, and $11.1 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Preclinical and clinical trial accruals	$56,283	$44,113
Acquired in-process research and development asset	35,000	—
Payroll and related accruals	20,909	22,800
Contract liabilities to pharmaceutical distributors	3,176	15,137
Accrued co-promotion expenses - current	25,746	11,537
Roxadustat profit share to AstraZeneca	7,895	7,007
Property taxes and other taxes	12,610	5,970
Professional services	6,074	4,869
Other	4,895	6,900
Total accrued and other current liabilities	$172,588	$118,333

The acquired IPR&D asset of $35.0 million as of December 31, 2021 was related to the upfront payment to HiFiBiO under the HiFiBiO Agreement. See Note 2, Summary of Significant Accounting Policies - License Acquisition Agreement, for details.

The profit share liability to AstraZeneca as of December 31, 2021 and 2020 was $7.9 million and $7.0 million, respectively, which represented the profit/loss share between FibroGen Beijing and AstraZeneca that was calculated for the interim period pursuant to the China Amendment. This liability correspondingly reduced the deferred revenue related to the performance obligation in accordance with the China Amendment. See Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued long-term co-promotion expenses	$15,236	$27,424
Other long-term tax liabilities	9,192	8,675
Other	1,590	2,690
Total other long-term liabilities	$26,018	$38,789

8.	Product Development Obligations

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2021 and 2020, the Company had U.S. Dollar equivalent of $10.7 million and $11.6 million of principal outstanding, respectively, and $6.9 million and $7.1 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.

9.	Commitments and Contingencies

Contract Obligations

As of December 31, 2021, the Company had the following outstanding non-cancelable purchase obligations (in thousands):

	Purchase Obligations Due In The Year Ending December 31,
	2022	2023	Total
	(in thousands)
Manufacture and supply of pamrevlumab	$25,480	$19,918	$45,398
Manufacture and supply of roxadustat	14,591	3,920	18,511
Other purchases	9,353	—	9,353
Total purchase obligations	$49,424	$23,838	$73,262

The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of December 31, 2021, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $704.1 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Galectin-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any currently active legal action in its consolidated balance sheets as of December 31, 2021, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs.  Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”).  The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021.  Defendants filed motions to dismiss the Complaint on January 14, 2021.  Plaintiffs’ opposition to Defendants’ motions to dismiss is due March 4, 2022 and Defendants’ reply briefs are due April 8, 2022.  A hearing on Defendants’ motions to dismiss has been set for April 28, 2022.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of FibroGen’s current and former officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The parties have agreed to stay the action pending resolution of a forthcoming motion to dismiss the securities class action.  On December 27, 2021, a second purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware. The complaint names seventeen of FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint, as well as allegations of insider trading against certain defendants. The complaint seeks unspecified damages, attorneys’ fees, and other costs.  Defendants have not been served in the second action.

The Company believes that the claims are without merit and it intends to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against FibroGen or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

In the fourth quarter of 2021, the Company received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The Company is fully cooperating with the SEC. The Company cannot predict with any degree of certainty the outcome of the SEC’s investigation or determine the extent of any potential liabilities. The Company also cannot predict whether there will be any loss as a result of the investigation nor can it provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter or any related proceeding could expose the Company to substantial damages, penalties, or reputational harm that may have a material adverse impact on the Company’s business, results of operations, financial condition, growth prospects, and price of its common stock.

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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2021	2020
Common stock outstanding	92,881	91,441
Stock options outstanding	8,967	9,290
RSUs outstanding	2,304	1,893
Shares reserved for future stock options and RSUs grant	10,253	7,910
Shares reserved for future ESPP offering	4,771	4,070
Total shares of common stock reserved	119,176	114,604

Stock Plans

Stock Option and RSU Plans

Under the Company’s Amended and Restated 2005 Stock Plan (“2005 Stock Plan”), the Company may issue shares of Common Stock and options to purchase Common Stock and other forms of equity incentives to employees, directors and consultants. Options granted under the 2005 Stock Plan may be incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees and officers of the Company. Nonqualified stock options and stock purchase rights may be granted to employees, directors and consultants. The board of directors has the authority to determine to whom options will be granted, the number of options, the term and the exercise price. Options are to be granted at an exercise price not less than fair market value for an incentive stock option or a nonqualified stock option. Options generally vest over four years. Options expire no more than 10 years after the date of grant. Upon the effective date of the registration statement related to the Company’s initial public offering, the 2005 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of previously granted stock options under the 2005 Plan.

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2021, the Company has reserved 10,252,944 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2021 and 2020, no shares of Common Stock were subject to repurchase by the Company.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	9,290	$32.94
Granted	3,452	35.58
Exercised	(688)	13.89
Expired	(1,259)	35.40
Forfeited	(1,828)	34.07
Outstanding at December 31, 2021	8,967	34.84	6.41	$2,622
Vested and expected to vest, December 31, 2021	8,535	34.76	6.28	2,460
Exercisable at December 31, 2021	5,241	$32.80	4.78	$1,408

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $13.1 million, $89.6 million, and $59.2 million, respectively.

The following table summarizes RSU activity:

	Shares (In thousands)	Fair Value at Grant
Unvested at December 31, 2020	1,893	$37.60
Granted	1,808	30.19
Vested	(828)	37.66
Forfeited	(569)	42.28
Unvested at December 31, 2021	2,304	$30.60

Among the vested RSUs during the year ended December 31, 2021, 538,607 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2021, 2020 and 2019 was $30.19, $29.99 and $54.74, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year commencing January 1, 2016 by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 213,505 shares, 143,876 shares and 135,115 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2021, 2020 and 2019, respectively.

The expected term of 2014 ESPP shares is the average of the remaining purchase periods under each offering period.

Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$40,547	$46,229	$41,015
Selling, general and administrative	30,614	26,491	25,252
Total stock-based compensation expense	$71,161	$72,720	$66,267

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

•	Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2021	2020	2019
Stock Options
Expected term (in years)	5.7	5.7	5.3
Expected volatility	61.9%	67.1%	68.0%
Risk-free interest rate	0.8%	0.8%	2.4%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$20.21	$18.36	$31.98

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	47.1 - 104.4%	47.5 - 77.1%	48.1 - 62.1%
Risk-free interest rate	0.0 - 2.2%	0.1 - 2.9%	1.3 - 2.9%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$12.40	$17.53	$19.27

As of December 31, 2021, there was $56.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.57 years. As of December 31, 2021, there was $52.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs granted that will be recognized on a straight-line basis over the weighted-average period of 2.29 years.

Warrants

During the year ended December 31, 2019, a warrant to purchase 4,430 shares of our common stock was exercised and there was no warrant to purchase shares of Common Stock outstanding at December 31, 2021 and 2020.

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2021 and 2020, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

•

Compulsory conversion right: Preferred Shares will be converted into common shares if (i) FibroGen Europe’s shares are listed in a stock exchange or other trading system in the European Economic Area, or (ii) FibroGen Europe’s recombinant collagen and gelatin production technology is being put into commercial use in the area of Europe and certain other European states. Commercial use means there is income generated from the first commercial sale of the products incorporating the above-mentioned technology and does not include license fees, development financing, milestone payments or income from test products or equipment used in research. The board of directors of FibroGen Europe shall notify the shareholders of the compulsory conversion in writing, and the shareholders shall request to convert their shares within the timeframe provided in the notification. Should the shareholders fail to make the conversion request within the time limit, FibroGen Europe may redeem the shares of such shareholders.

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

FibroGen Cayman

FibroGen Cayman had 6,758,000 Series A Preference Shares outstanding as of December 31, 2021 and 2020, respectively. The holders of the FibroGen Cayman Series A Preference Shares have the following rights, preferences and privileges:

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

Voting — The holders of FibroGen Cayman Series A Preference Shares are entitled to vote together with the FibroGen Cayman Common Stockholders on all matters submitted for a vote of the stockholders. The holder of each share of FibroGen Cayman Series A Preference Shares has the number of votes equal to the number of shares of FibroGen Cayman Common Stock into which it is convertible.

Dividends — The holders of FibroGen Cayman Series A Preference Shares are entitled to receive cash dividends when and if declared, at a rate of 6%.

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2021 and 2020. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary.

In January 2013, FibroGen Cayman entered into a $0.6 million convertible promissory note. The note bears simple interest at a rate of two percent (2.00%) per annum, accrued on an annual basis in arrears. The outstanding principal balance and unpaid accrued interest on the note is due and payable upon the earlier of (a) the effectiveness of the initial public offering of FibroGen Cayman or (b) the eight year anniversary of the date of the note. As of December 31, 2020, the total outstanding principal balance and accrued interest were $0.7 million and recorded in the other long-term liabilities in the consolidated balance sheets. During the year ended December 31, 2021, at the option of the lender, the $0.7 million total outstanding principal balance and unpaid accrued interest on the note were converted into Series A Preferred Stock of FibroGen Cayman, and was recorded as an addition to the non-controlling interest of the Company.

Upon the initial public offering and as described above, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

11.	Net Loss Per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. During the years ended December 31, 2021, 2020 and 2019, the Company reported a net loss. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive.

Diluted weighted average shares excluded the following potential common shares related to stock options, restricted stock units and shares to be purchased under the employee stock purchase plan for the three years presented as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2021	2020	2019
Employee stock options	8,461	6,694	7,602
RSUs	1,538	564	1,187
ESPP	417	306	260
Warrants	—	—	1
	10,416	7,564	9,050

12.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$(268,499)	$(195,617)	$2,538
Foreign	(22,184)	6,888	(79,180)
Loss before provision for income taxes	$(290,683)	$(188,729)	$(76,642)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	347	360	328
Total current	347	360	328
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$347	$360	$328

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax	—%	—%	—%
Stock-based compensation expense	(1.8)%	2.4%	6.3%
Benefit due to intercompany transfer of assets	—%	41.7%	—%
Valuation allowance on intercompany transfer of assets	—%	(41.7)%	—%
Net operating losses not benefitted	(16.8)%	(23.2)%	(2.9)%
Foreign net operating losses not benefitted	(1.6)%	0.7%	(21.7)%
Deduction limitation on executive compensation	(0.3)%	(0.8)%	(2.5)%
Other	(0.6)%	(0.3)%	(0.6)%
Total	(0.1)%	(0.2)%	(0.4)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Federal and state net operating loss carryforwards	$167,135	$134,033
Tax credit carryforwards	78,832	62,465
Foreign net operating loss carryforwards	38,117	32,417
Stock-based compensation	10,050	10,399
Lease obligations	20,415	8,243
Reserves and accruals	6,067	5,875
Deferred revenue	20,101	13,550
Intangible assets	84,625	75,915
Other	825	—
Subtotal	426,167	342,897
Less: Valuation allowance	(409,810)	(337,824)
Net deferred tax assets	16,357	5,073

Fixed assets	(16,357)	(5,073)
Other	—	—
Net deferred tax liabilities	(16,357)	(5,073)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $72.0 million, $124.0 million and $19.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the anticipated future foreign earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

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

At December 31, 2021, the Company had net operating loss carryforwards available to offset future taxable income of approximately $764.1 million and $134.6 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2022 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $198.7 million, which expire between 2022 and 2031 if not utilized.

At December 31, 2021, the Company had approximately $87.8 million of federal and $36.6 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2022 and the California research credits have no expiration dates.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2021 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $57.7 million as of December 31, 2021. Approximately $0.7 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2021 and 2020 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2021 is as follows (in thousands):

Federal and State
Balance as of December 31, 2018	$27,956
Decrease due to prior positions	(111)
Increase due to current year position	4,418
Balance as of December 31, 2019	32,263
Decrease due to prior positions	(137)
Increase due to current year position	16,448
Balance as of December 31, 2020	48,574
Decrease due to prior positions	(245)
Increase due to current year position	8,415
Foreign exchange rate differential	927
Balance as of December 31, 2021	$57,671

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2012 to 2021. The Company is not currently under audit in any tax jurisdiction.
13.	Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2021, 2020 and 2019, the Company recorded license and development revenue related to collaboration agreements with Astellas of $130.4 million, $33.5 million, and $158.8 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company also recorded drug product revenue from Astellas of $3.2 million, $4.3 million, and $(36.3) million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded expense related to collaboration agreements with Astellas of $0.2 million, $0.5 million and $2.8 million, respectively.

As of December 31, 2021 and 2020, accounts receivable from Astellas were $10.9 million and $4.1 million, respectively.

As of December 31, 2021 and 2020, total deferred revenue from Astellas were $27.9 million and $7.5 million, respectively.

As of December 31, 2021, the amount due to Astellas was immaterial. As of December 31, 2020, amount due to Astellas was $1.1 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 4, Equity method investment - Variable Interest Entity, for details.

For the year ended December 31, 2021, the net product revenue from Falikang was $35.6 million. See Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

For the years ended December 31, 2021 and 2020, the investment income (loss) in Falikang was $1.0 million and $(0.2) million, respectively. As of December 31, 2021 and 2020, the Company’s equity method investment in Falikang was $3.8 million and $2.7 million, respectively. See Note 4, Equity method investment - Variable Interest Entity, for details.

As of December 31, 2021, accounts receivable, net, from Falikang was zero. As of December 31, 2021, the advanced payment from Falikang, classified as deferred revenue, was $1.2 million.

As of December 31, 2021, there was no miscellaneous receivables from Falikang. As of December 31, 2020, prepaid expenses and other current assets included miscellaneous receivables from Falikang of $0.9 million.

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

Geographic Revenues

To provide a more meaningful disclosure along with the developments in its business, the Company changed its methodology of summarizing geographic revenues to be by the region that the revenue is generated, from the previously reported by the bill-to region. Accordingly, the information for the year ended December 31, 2020 and 2019 were recalculated. Geographic revenues, which are based on the region that revenue is generated, are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Europe	$131,243	$17,954	$145,641
Japan	2,305	19,824	(23,167)
China	55,640	73,361	20,967
United States	46,121	65,180	113,134
All other	—	—	2
Total revenue	$235,309	$176,319	$256,577

Geographic Assets

Geographic information for inventory is as follows (in thousands):

	December 31,
	2021	2020
By geographic location:
United States	$5,522	$1,080
China	25,493	15,450
Total inventory	$31,015	$16,530

By inventory ownership:
United States	$11,695	$4,715
China	19,320	11,815
Total inventory	$31,015	$16,530

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2021	2020
United States	$15,002	$20,673
China	13,275	12,974
Total property and equipment	$28,277	$33,647

Finance lease right-of-use assets and operating lease right-of-use assets, net by geographic location are as follows (in thousands):

	December 31,
	2021	2020
United States	$730	$29,551
China	31	55
Total finance lease right-of-use assets	$761	$29,606

United States	$87,113	$47
China	3,999	1,996
Total operating lease right-of-use assets	$91,112	$2,043

Customer Concentration

The Company’s revenues to date have been generated from the following collaboration partners and distribution entity that respectively accounted for 10% or more of the Company’s total revenue and accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Astellas—Related party	57%	21%	48%	63%	10%
AstraZeneca	20%	37%	52%	34%	26%
Falikang—Related party	15%	—%	—%	—%	—%

The Company started selling roxadustat in China since late 2019 through a growing number of pharmaceutical distributors located in China. In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell product directly in a few provinces in China during 2021. The aggregate revenue from FibroGen Beijing’s direct sales to distributors for the year ended December 31, 2021 and the aggregate accounts receivable from direct sales to distributors as of December 31, 2021 were immaterial. For the year ended December 31, 2020, the aggregate revenue from distributors represented 42% of the consolidated revenue, with no individual distributor representing over 10% of the total revenue. As of December 31, 2020, the aggregate accounts receivable from distributors represented 64% of the consolidated accounts receivable, with no material balance from any individual distributor. The aggregate revenue from distributors for the year ended December 31, 2019 and the aggregate accounts receivable from distributors as of December 31, 2019 were immaterial.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

			Charged
		Charged	to Other
	Balance at	(Credited)	Accounts -
	Beginning of	to Statement	Liabilities	Deductions,	Balance at
	Year	of Operation	and Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2021	$337,824	$71,986	$—	$—	$409,810
Year ended December 31, 2020	$213,847	$123,977	$—	$—	$337,824
Year ended December 31, 2019	$193,987	$19,860	$—	$—	$213,847

Allowances for rebates and discounts
Year ended December 31, 2021	$548	$44,258	$(734)	$(29,629)	$14,443
Year ended December 31, 2020	$1,102	$16,497	$(14,867)	$(2,184)	$548
Year ended December 31, 2019	$—	$1,102	$—	$—	$1,102

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) are certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14(a) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Rule 13a-14(a) and 15d-15(e) Certifications”). This Controls and Procedures section of the Annual Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) and 15d-15(e) Certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process established under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2021, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Remediation of Previously Disclosed Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as of September 30, 2020, we identified a material weakness in the risk assessment component of internal control as we did not appropriately design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement to the financial statements as a result of changes in our business operations. This material weakness gave rise to the following additional control deficiencies, which we also determined to be material weaknesses. We did not design and maintain effective controls related to the timely identification of shipments associated with drug product revenue, and we did not design and maintain effective controls related to the timely identification of changes in estimated variable consideration related to drug product revenue.

During the year ended December 31, 2021, our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to these material weaknesses and completed testing of the design and operating effectiveness of all remediated controls.  These remediation efforts included the following:

•	We hired additional resources to strengthen our accounting and internal audit functions.
•

We finalized the implementation of a comprehensive annual risk assessment process to identify and design our control activities related to the above-mentioned material weaknesses. In addition, we continue to assess risks on a continuous basis to timely identify new exposures or risk categories as business practices change and, as applicable, update our existing internal control framework to ensure that it has identified, developed and deployed the appropriate business process controls to meet the objectives and address the risks identified.

•

We identified and designed new controls and procedures associated with drug product revenue, and where applicable, have implemented new procedures and controls during the fourth quarter of 2020 and the year ended December 31, 2021.

Through testing of our internal controls, management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, is headquartered in the U.S. and was not identified in the Public Company Accounting Oversight Board (“PCAOB”) report dated December 16, 2021 as a firm that the PCAOB was unable to inspect.  Therefore, the Holding Foreign Companies Accountable Act does not apply to us.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedule II is included on page 164. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report by reference, the exhibits listed below. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this table for a listing of cross-reference documents.

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.3	11/5/2020

10.16†	Amended and Restated License, Development and Commercialization Agreement (for the U.S. and Certain Other Territories) by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.2	11/5/2020

10.17	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.18	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.19†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	10-Q	001-36740	10.6	11/5/2020

10.20+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.21†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017.	10-Q	001-36740	10.32	5/9/2017

10.22†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.23†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020.	8-K	001-36740	99.1	3/24/2020

10.24†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020.	10-Q	001-36740	10.2	8/6/2020

10.25†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.3	8/6/2020

10.26†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.4	8/6/2020

10.27†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020.	10-Q	001-36740	10.8	11/5/2020

10.28†	Master Supply Agreement by and between FibroGen, Inc. and AstraZeneca UK Limited, effective September 10, 2020.	10-Q	001-36740	10.9	11/5/2020

10.29†	Master Services Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.35	3/1/2021

10.30†	Product Specific Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.36	3/1/2021

10.31†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	10-Q	001-36740	10.2	5/10/2021

10.32†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	10-Q	001-36740	10.3	5/10/2021

10.33	Sixth Amendment to the Lease by and between ARE-San Francisco No., 43, LLC and FibroGen, Inc. as of June 1, 2021.	10-Q	001-36740	10.1	8/9/2021

10.34†	Exclusive License and Option Agreement by and between FibroGen, Inc. and HiFiBiO (HK) Limited (D.B.A. HiFiBiO Therapeutics), as of June 16, 2021.	10-Q	001-36740	10.2	8/9/2021

10.35†	Exclusive License Agreement by and between FibroGen, Inc. and Eluminex Biosciences (Suzhou) Limited, as of July 16, 2021.	10-Q	001-36740	10.1	11/9/2021

10.36*†	Amendment No. 4 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of October 29, 2021.	--	--	--	--

10.37+	Offer Letter, by and between FibroGen, Inc. and James Schoeneck, dated as of September 18, 2019.	10-Q	001-36740	10.7	11/12/2019

10.38+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	10-K	001-36740	10.32	3/2/2020

10.39+	Offer Letter, by and between FibroGen, Inc. and Elias Kouchakji, dated as of January 24, 2014.	10-K	001-36740	10.33	3/2/2020

10.40+	Offer Letter, by and between FibroGen, Inc. and Enrique Conterno, dated as of December 17, 2019.	10-K	001-36740	10.34	3/2/2020

10.41+	Offer Letter, by and between FibroGen, Inc. and Thane Wettig, dated as of May 7, 2020.	10-Q	001-36740	10.1	8/6/2020

10.42+	Offer Letter, by and between FibroGen, Inc. and Mark Eisner, dated as of October 22, 2020.	10-K	001-36740	10.44	3/1/2021

10.43+	Transition, Separation, and Consulting Agreement by and between FibroGen, Inc. and K. Peony Yu, dated as of November 27, 2020.	10-Q	001-36740	10.1	5/10/2021

10.44+	Offer Letter by and between FibroGen, Inc. and Juan Graham, effective as of July 30, 2021.	10-Q	001-36740	10.2	11/9/2021

10.45+	Transition Agreement by and between FibroGen, Inc. and Pat Cotroneo, dated as of August 14, 2021.	10-Q	001-36740	10.3	11/9/2021

10.46+	Form of Executive Officer Change in Control and Severance Agreement.	10-K	001-36740	10.35	3/2/2020

21.1	Subsidiaries of FibroGen, Inc.	10-Q	001-36740	21.1	8/9/2021

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	Inline XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

*	Filed herewith.
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

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California.

FIBROGEN, INC.

Date: February 28, 2022	By:	/s/ Enrique Conterno
Enrique Conterno Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2022	By:	/s/ Juan Graham
Juan Graham Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Enrique Conterno and Juan Graham, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Enrique Conterno	Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Enrique Conterno

/s/ Juan Graham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Juan Graham

/s/ James A. Schoeneck	Chairman of the Board and Director	February 28, 2022
James A. Schoeneck

/s/ Suzanne Blaug	Director	February 28, 2022
Suzanne Blaug

/s/ Aoife Brennan, M.B., B.Ch.	Director	February 28, 2022
Aoife Brennan, M.B., B.Ch.

/s/ Benjamin F. Cravatt, Ph.D.	Director	February 28, 2022
Benjamin F. Cravatt, Ph.D.

/s/ Jeffrey L. Edwards	Director	February 28, 2022
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	February 28, 2022
Jeffrey W. Henderson

/s/ Maykin Ho, Ph.D.	Director	February 28, 2022
Maykin Ho, Ph.D.

/s/ Thomas F. Kearns Jr.	Director	February 28, 2022
Thomas F. Kearns Jr.

/s/ Gerald Lema	Director	February 28, 2022
Gerald Lema

/s/ Rory B. Riggs	Director	February 28, 2022
Rory B. Riggs