Form 10-K/A
period 2021-12-31
FIBROGEN INC
filed 2022-03-04
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) incorporate information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends FibroGen, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 28, 2022, and is being filed solely to amend the report titled “Report of Independent Registered Public Accounting Firm” contained in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of the Form 10-K (the “Audit Report”) to correct typographical formatting errors which occurred upon conversion of the Form 10-K into the appropriate EDGAR-filing format. The Audit Report in the Form 10-K inadvertently contained strikethrough formatting of the words “Internal Control – Integrated Framework” in the first and second paragraph of the Audit Report and the subheading “Change in Accounting Principle” inadvertently set in bold text.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in the remainder of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

2. Financial Statement Schedules

Schedule II is included on page 58. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.3	11/5/2020

10.16†	Amended and Restated License, Development and Commercialization Agreement (for the U.S. and Certain Other Territories) by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.2	11/5/2020

10.17	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.18	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.19†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	10-Q	001-36740	10.6	11/5/2020

10.20+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.21†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017.	10-Q	001-36740	10.32	5/9/2017

10.22†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.23†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020.	8-K	001-36740	99.1	3/24/2020

10.24†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020.	10-Q	001-36740	10.2	8/6/2020

10.25†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.3	8/6/2020

10.26†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.4	8/6/2020

10.27†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020.	10-Q	001-36740	10.8	11/5/2020

10.28†	Master Supply Agreement by and between FibroGen, Inc. and AstraZeneca UK Limited, effective September 10, 2020.	10-Q	001-36740	10.9	11/5/2020

10.29†	Master Services Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.35	3/1/2021

10.30†	Product Specific Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.36	3/1/2021

10.31†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	10-Q	001-36740	10.2	5/10/2021

10.32†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	10-Q	001-36740	10.3	5/10/2021

10.33	Sixth Amendment to the Lease by and between ARE-San Francisco No., 43, LLC and FibroGen, Inc. as of June 1, 2021.	10-Q	001-36740	10.1	8/9/2021

10.34†	Exclusive License and Option Agreement by and between FibroGen, Inc. and HiFiBiO (HK) Limited (D.B.A. HiFiBiO Therapeutics), as of June 16, 2021.	10-Q	001-36740	10.2	8/9/2021

10.35†	Exclusive License Agreement by and between FibroGen, Inc. and Eluminex Biosciences (Suzhou) Limited, as of July 16, 2021.	10-Q	001-36740	10.1	11/9/2021

10.36†	Amendment No. 4 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of October 29, 2021.	10-K	001-36740	10.36	2/28/2022

10.37+	Offer Letter, by and between FibroGen, Inc. and James Schoeneck, dated as of September 18, 2019.	10-Q	001-36740	10.7	11/12/2019

10.38+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	10-K	001-36740	10.32	3/2/2020

10.39+	Offer Letter, by and between FibroGen, Inc. and Elias Kouchakji, dated as of January 24, 2014.	10-K	001-36740	10.33	3/2/2020

10.40+	Offer Letter, by and between FibroGen, Inc. and Enrique Conterno, dated as of December 17, 2019.	10-K	001-36740	10.34	3/2/2020

10.41+	Offer Letter, by and between FibroGen, Inc. and Thane Wettig, dated as of May 7, 2020.	10-Q	001-36740	10.1	8/6/2020

10.42+	Offer Letter, by and between FibroGen, Inc. and Mark Eisner, dated as of October 22, 2020.	10-K	001-36740	10.44	3/1/2021

10.43+	Transition, Separation, and Consulting Agreement by and between FibroGen, Inc. and K. Peony Yu, dated as of November 27, 2020.	10-Q	001-36740	10.1	5/10/2021

10.44+	Offer Letter by and between FibroGen, Inc. and Juan Graham, effective as of July 30, 2021.	10-Q	001-36740	10.2	11/9/2021

10.45+	Transition Agreement by and between FibroGen, Inc. and Pat Cotroneo, dated as of August 14, 2021.	10-Q	001-36740	10.3	11/9/2021

10.46+	Form of Executive Officer Change in Control and Severance Agreement.	10-K	001-36740	10.35	3/2/2020

21.1	Subsidiaries of FibroGen, Inc.	10-Q	001-36740	21.1	8/9/2021

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1	Power of Attorney.	10-K	001-36740	24.1	2/28/2022

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	Inline XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California.

FIBROGEN, INC.

Date: March 4, 2022	By:	/s/ Juan Graham
Juan Graham Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)