Form 10-Q
period 2022-03-31
FIBROGEN INC
filed 2022-05-09
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding as of April 30, 2022 was 93,297,542.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$185,896	$171,223
Short-term investments	242,179	233,967
Accounts receivable, net ($38,755 and $10,930 from related parties)	43,883	17,401
Inventories	43,067	31,015
Prepaid expenses and other current assets	9,390	20,453
Total current assets	524,415	474,059
Restricted time deposits	2,072	2,072
Long-term investments	93,488	167,796
Property and equipment, net	26,881	28,277
Equity method investment in unconsolidated variable interest entity	4,155	3,825
Operating lease right-of-use assets	87,990	91,112
Other assets	6,933	6,680
Total assets	$745,934	$773,821

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$36,353	$26,097
Accrued and other current liabilities ($49,677 and $4 to a related party)	203,299	172,599
Deferred revenue ($3,303 and $3,201 to related parties)	4,744	15,857
Operating lease liabilities, current	10,978	10,944
Total current liabilities	255,374	225,497
Product development obligations	17,374	17,613
Deferred revenue, net of current ($26,285 and $25,891 to a related party)	184,893	186,801
Operating lease liabilities, non-current	85,948	88,776
Other long-term liabilities	24,330	26,021
Total liabilities	567,919	544,708

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2022 and December 31, 2021; 93,289 and 92,881 shares issued and outstanding at March 31, 2022 and December 31, 2021	933	929
Additional paid-in capital	1,490,859	1,476,414
Accumulated other comprehensive loss	(6,505)	(4,163)
Accumulated deficit	(1,327,239)	(1,264,034)
Total stockholders’ equity	158,048	209,146
Non-controlling interests	19,967	19,967
Total equity	178,015	229,113
Total liabilities, stockholders’ equity and non-controlling interests	$745,934	$773,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
License revenue (includes $22,590 and $0 from a related party)	$22,590	$—
Development and other revenue (includes $5,180 and $3,611 from a related party)	11,762	14,587
Product revenue, net (includes $16,223 and $10,406 from a related party)	18,881	15,362
Drug product revenue (includes $7,594 and $4,030 from a related party)	7,594	8,480
Total revenue	60,827	38,429

Operating costs and expenses:
Cost of goods sold	4,238	3,401
Research and development	89,018	74,676
Selling, general and administrative	30,564	30,779
Total operating costs and expenses	123,820	108,856
Loss from operations	(62,993)	(70,427)

Interest and other, net
Interest expense	(97)	(501)
Interest income and other income (expenses), net	(322)	(453)
Total interest and other, net	(419)	(954)

Loss before income taxes	(63,412)	(71,381)
Provision for income taxes	113	134
Investment income (loss) in unconsolidated variable interest entity	320	(240)
Net loss	$(63,205)	$(71,755)

Net loss per share - basic and diluted	$(0.68)	$(0.78)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	93,043	91,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(63,205)	$(71,755)
Other comprehensive income (loss):
Foreign currency translation adjustments	249	(70)
Available-for-sale investments:
Unrealized loss on investments, net of tax effect	(2,591)	(55)
Other comprehensive loss, net of taxes	(2,342)	(125)
Comprehensive loss	$(65,547)	$(71,880)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113
Net loss	—	—	—	—	(63,205)	—	(63,205)
Change in unrealized gain or loss on investments	—	—	—	(2,591)	—	—	(2,591)
Foreign currency translation adjustments	—	—	—	249	—	—	249
Shares issued from stock plans, net of payroll taxes paid	408,051	4	(2,707)	—	—	—	(2,703)
Stock-based compensation	—	—	17,152	—	—	—	17,152
Balance at March 31, 2022	93,288,584	$933	$1,490,859	$(6,505)	$(1,327,239)	$19,967	$178,015

Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449
Net loss	—	—	—	—	(71,755)	—	(71,755)
Change in unrealized gain or loss on investments	—	—	—	(55)	—	—	(55)
Foreign currency translation adjustments	—	—	—	(70)	—	—	(70)
Shares issued from stock plans, net of payroll taxes paid	639,766	7	1,313	—	—	—	1,320
Stock-based compensation	—	—	19,384	—	—	—	19,384
Balance at March 31, 2021	92,080,399	$921	$1,420,471	$(4,624)	$(1,045,766)	$19,271	$390,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(63,205)	$(71,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,450	2,723
Amortization of finance lease right-of-use assets	134	2,616
Net accretion of premium and discount on investments	928	131
Investment (gain) loss in unconsolidated variable interest entity	(320)	240
Loss on disposal of property and equipment	5	—
Stock-based compensation	17,152	19,384
Realized loss on sales of available-for-sale securities	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(26,481)	1,336
Inventories	(12,000)	(4,288)
Prepaid expenses and other current assets	11,382	(5,457)
Operating lease right-of-use assets	3,132	(3,118)
Other assets	(459)	(2,503)
Accounts payable	10,207	(669)
Accrued and other liabilities	65,993	(294)
Operating lease liabilities, current	31	546
Deferred revenue	(13,024)	17,196
Accrued interest for finance lease liabilities	(21)	(29)
Operating lease liabilities, non-current	(2,835)	2,535
Other long-term liabilities	(1,550)	(3,578)
Net cash used in operating activities	(8,476)	(44,984)

Investing activities
Purchases of property and equipment	(1,638)	(518)
Payment made for acquired in-process research and development asset	(35,000)	—
Purchases of available-for-sale securities	(20,912)	(196,243)
Proceeds from sales of available-for-sale securities	7,382	—
Proceeds from maturities of investments	76,103	42
Net cash provided by (used in) investing activities	25,935	(196,719)

Financing activities
Repayments of finance lease liabilities	(1)	(3,299)
Repayments of lease obligations	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	(2,974)	(4,757)
Proceeds from issuance of common stock	183	6,077
Net cash used in financing activities	(2,893)	(2,080)
Effect of exchange rate change on cash and cash equivalents	107	(1,102)
Net increase (decrease) in cash and cash equivalents	14,673	(244,885)
Total cash and cash equivalents at beginning of period	171,223	678,393
Total cash and cash equivalents at end of period	$185,896	$433,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor ("HIF") biology, 2-oxoglutarate enzymology, and connective tissue growth factor to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that is approved for the treatment of anemia caused by chronic kidney disease (“CKD”) in dialysis and non-dialysis patients, under the tradename EVRENZO®, in the European Union, Great Britain, Japan, South Korea, Chile, Russia, the United Arab Emirates, and Kuwait. Roxadustat is being commercialized in China for CKD anemia in dialysis and non-dialysis patients under the tradename: 爱瑞卓®.

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes. We have completed a Phase 2 study of roxadustat in chemotherapy-induced anemia and are running a Phase 3 trial for roxadustat in China.

We have a pipeline of late-stage clinical programs as well as pre-clinical drug candidates at various stages of development that include both small molecules and biologics. We have leveraged our internally developed 2-oxoglutarate and connective tissue growth factor biology expertise as well as in-licensing of additional programs, such as antibodies targeting Galectin-9 protein (“Gal-9”) and C-C Motif Chemokine Receptor 8 (“CCR8”), to further enhance our late-stage preclinical pipeline. Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022 and as amended on March 4, 2022 (“2021 Form 10-K”).

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2021 Form 10-K, except for the updates to the following:

Stock-Based Compensation

The Company maintains equity incentive plans under which incentive and nonqualified stock options are granted to employees, which are comprised of stock options, service-based restricted stock units ("RSUs"), performance-based RSUs and total shareholder return (“TSR”) awards.

The Company measures and recognizes compensation expense for all stock options, service and performance-based restricted stock units granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The determination of the grant date fair value of options using the Black-Scholes valuation model is affected by the Company’s estimated common stock fair value and requires management to make a number of assumptions including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. To estimate the fair value of the TSR awards, the Company uses the Monte Carlo valuation model to simulate the probabilities of achievement, which requires management to make a number of assumptions including 30-day average price, volatility of the underlying stock and our peers, and the risk-free interest rate.

The compensation cost of service-based stock options and restricted stock units is recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Compensation cost for performance-based RSUs is expensed over the respective vesting periods when the achievement of performance criteria is probable. Compensation cost for the TSR awards is recognized over the requisite service period, regardless of when, if ever, the market condition is satisfied.

The Company believes that the fair value of stock options granted to non-employees is more reliably measured than the fair value of the services received.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. For the three months ended March 31, 2022 and 2021, the Company reported a net loss, respectively. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive.

Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units (including service-based RSUs, performance-based RSUs and TSR awards) and shares to be purchased under the employee stock purchase plan totaling 12.2 million and 7.8 million for the three months ended March 31, 2022 and 2021, respectively, as they were anti-dilutive.

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

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to the London Inter-Bank Offered Rate ("LIBOR"). The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete this analysis by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the three months ended March 31, 2022 and is currently evaluating the impact on its condensed consolidated financial statements and related disclosures upon adoption of this guidance.

2. Collaboration Agreements, License Agreement and Revenues

Astellas Agreements

Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas Pharma Inc. (“Astellas”) for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). Under this agreement, Astellas agreed to pay license fees, other upfront consideration and various milestone payments, totaling $172.6 million. The Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by Japan’s Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch.

The aggregate amount of consideration received through March 31, 2022 totaled $105.1 million, excluding drug product revenue that is discussed separately below.

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2022	2021
Japan	License revenue	$—	$—
	Development revenue	$32	$80

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through March 31, 2022	Deferred Revenue at March 31, 2022	Total Consideration Through March 31, 2022
License	$100,347	$—	$100,347
Development revenue	16,630	—	16,630
Total license and development revenue	$116,977	$—	$116,977

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2022 under the Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Japan Agreement.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). The related drug product revenue, as described in details under Drug Product Revenue section below, was $7.6 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.

Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Europe Agreement”). Under the terms of the Europe Agreement, Astellas agreed to pay license fees, other upfront consideration and various milestone payments, totaling $745.0 million. Under the Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

On March 21, 2022, EVRENZO® (roxadustat) was registered with the Russian Ministry of Health. The Company evaluated the regulatory milestone payment associated with the approval in Russia under the Europe Agreement and concluded that this milestone was achieved in the first quarter of 2022. Accordingly, the consideration of $25.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the first quarter of 2022 from performance obligations satisfied. Such amount was billed and recorded in accounts receivable from Astellas as of March 31, 2022, and received in April 2022.

The aggregate amount of consideration received under the Europe Agreement through March 31, 2022 totaled $660.0 million, excluding drug product revenue that is discussed separately below.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2022	2021
Europe	License revenue	$22,590	$—
	Development revenue	$5,148	$3,531

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through March 31, 2022	Deferred Revenue at March 31, 2022	Total Consideration Through March 31, 2022
License	$618,975	$—	$618,975
Development revenue	275,789	—	275,789
Total license and development revenue	$894,764	$—	$894,764

The revenue recognized under the Europe Agreement for the three months ended March 31, 2022 included an increase in revenue of $25.0 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods. The remainder of the transaction price related to the Europe Agreement includes $14.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an EU Supply Agreement under the Europe Agreement with Astellas (“EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three months ended March 31, 2022 and 2021. See details under Drug Product Revenue section below.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca agreed to pay upfront, non-contingent, non-refundable and time-based payments, and potential milestone payments, totaling $1.2 billion. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for shipment of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

The aggregate amount of consideration received under the U.S./RoW Agreement through March 31, 2022 totaled $439.0 million, excluding drug product revenue that is discussed separately below. While FibroGen and AstraZeneca continue to develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, the Company has not been able to agree on a path forward for AstraZeneca to fund further roxadustat development for CKD anemia in the U.S. Therefore, the Company does not expect to receive most or all of the remaining U.S./RoW Agreement milestones from AstraZeneca.

In 2020, the Company entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three months ended March 31, 2022, and the related drug product revenue for the three months ended March 31, 2021 was $4.5 million. See details under Drug Product Revenue section below.

China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into the China Agreement (“China Agreement”). Under the terms of the China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of such consideration received for milestone and upfront payments through March 31, 2022 totaled $77.2 million.

China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. ("FibroGen Beijing"), and FibroGen International (Hong Kong) Limited (collectively “FibroGen China”) and AstraZeneca entered into the China Amendment, relating to the development and commercialization of roxadustat in China. Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. ("Falikang"), which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca.

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transfer price, which is adjusted for the estimated profit share.

Amounts recognized as revenue under the U.S./RoW Agreement and China Agreement with AstraZeneca were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2022	2021
U.S. / RoW and China	License revenue	$—	$—
	Development revenue	5,819	10,976

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement with AstraZeneca, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through March 31, 2022	Deferred Revenue at March 31, 2022		Total Consideration Through March 31, 2022
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	608,938	—		608,938
China performance obligation *	51,791	171,238		223,029
Total license and development revenue	$1,002,573	$171,238	**	$1,173,811

* China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of March 31, 2022, deferred revenue included $160.0 million related to the U.S./RoW Agreement and China Agreement, which represents the net of $171.2 million of deferred revenue presented above and a $11.2 million unbilled co-development revenue under the China Amendment with AstraZeneca.

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2022 under the U.S./RoW Agreement. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $29.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang.

During the three months ended March 31, 2022 and 2021, the Company recognized $16.2 million and $10.4 million, respectively, of net product revenue from the sales to Falikang, as described in details under Product Revenue, Net section below.

In addition to sales to Falikang, during the three months ended March 31, 2022 and 2021, the Company recognized $2.7 million and $5.0 million, respectively, of net product revenue from sales directly to distributors in one province in China, as described as direct sales under Product Revenue, Net section below.

Eluminex Agreement

In July 2021, FibroGen exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III.

Under the terms of the agreement with Eluminex, as amended and restated on January 21, 2022, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022, which was recorded as an unbilled contract asset as of December 31, 2021 in the prepaid expenses and other current assets in the condensed consolidated balance sheets. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will also be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based upon worldwide net sales of other recombinant human collagen type III products that are not cornea products.

During the first quarter of 2022, FibroGen and Eluminex entered into a separate contract manufacturing agreement, under which the Company is responsible for supplying the cornea product at 110% of its product manufacturing costs until its manufacturing technology is fully transferred to Eluminex. The related contract manufacturing revenue was recorded as other revenue and included in development and other revenue in the condensed consolidated statement of operations.

Amounts recognized as revenue under the Eluminex were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2022	2021
Eluminex	Other revenue - contract manufacturing	$762	$—

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Direct Sales:
Gross revenue	$2,830	$5,429
Discounts and rebates	(175)	(562)
Sales returns	3	89
Direct sales revenue, net	2,658	4,956

Sales to Falikang:
Gross transaction price	22,726	24,401
Profit share	(8,849)	(10,064)
Net transaction price	13,877	14,337
Decrease (increase) in deferred revenue	2,346	(3,931)
Sales to Falikang revenue, net	16,223	10,406
Total product revenue, net	$18,881	$15,362

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the three months ended March 31, 2022 and 2021.

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

	Balance at December 31, 2021	Additions	Deduction	Currency Translation and Other	Balance at March 31, 2022
Product revenue - Direct sales - contract liabilities	$(3,176)	$(407)	$835	$(11)	$(2,759)

The above contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales were $0.6 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligation is satisfied. Following updates to its estimates, the Company recognized $2.3 million from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2022.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Balance at March 31, 2022
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(171,516)	$(15,945)	$16,223	$(171,238)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of March 31, 2022, approximately $12.6 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $8.2 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively.

Drug Product Revenue

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to AstraZeneca and Astellas was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Astellas	$7,594	$4,030
AstraZeneca	—	4,450
Drug product revenue	$7,594	$8,480

During the three months ended March 31, 2022, the Company fulfilled a shipment obligation under the terms of Japan Amendment with Astellas, and recognized related drug product revenue of $9.8 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $2.2 million during the three months ended March 31, 2022, and $4.0 million additional drug product revenue during the three months ended March 31, 2021. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended March 31, 2022, the Company billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. During the first quarter of 2022, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, the Company reclassified $45.5 million from deferred revenue to accrued liabilities as of March 31, 2022, representing its best estimate that this amount will be paid in the first quarter of 2023.

During the three months ended March 31, 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the Master Supply Agreement. As a result, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities as of March 31, 2022.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2021	Additions	Reclassified to Accrued Liability	Balance at March 31, 2022
Astellas - Japan Agreement	$(1,974)	$(2,226)	$4,200	$—
Astellas - Europe Agreement	(25,891)	(49,160)	45,463	(29,588)
AstraZeneca - U.S. Agreement	(11,171)	—	11,171	—
Drug product revenue - deferred revenue	$(39,036)	$(51,386)	$60,834	$(29,588)

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

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2021	Share of Net Income	Currency Translation	Balance at March 31, 2022
Falikang	51.1%	$3,825	$320	$10	$4,155

Falikang is considered a related party to the Company. See Note 7, Related Party Transactions, for related disclosures.

4. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$16,466	$—	$—	$16,466
Corporate bonds	—	146,273	—	146,273
Commercial paper	—	54,351	—	54,351
U.S. government bonds	98,376	—	—	98,376
Agency bonds	—	23,018	—	23,018
Asset-backed securities	—	12,660	—	12,660
Foreign government bonds	—	4,983	—	4,983
Total	$114,842	$241,285	$—	$356,127

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$58,801	$—	$—	$58,801
Corporate bonds	—	182,646	—	182,646
Commercial paper	—	69,079	—	69,079
U.S. government bonds	91,522	—	—	91,522
Agency bonds	—	23,275	—	23,275
Asset-backed securities	—	27,087	—	27,087
Foreign government bonds	—	9,154	—	9,154
Total	$150,323	$311,241	$—	$461,564

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three months ended March 31, 2022.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$165,436	$111,422
Commercial paper	3,994	1,000
Money market funds	16,466	58,801
Total cash and cash equivalents	$185,896	$171,223

At March 31, 2022 and December 31, 2021, a total of $95.2 million and $91.2 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$148,022	$—	$(1,749)	$146,273
Commercial paper	50,357	—	—	50,357
U.S. government bonds	99,764	—	(1,388)	98,376
Agency bonds	23,279	—	(261)	23,018
Asset-backed securities	12,693	—	(33)	12,660
Foreign government bonds	5,044	—	(61)	4,983
Total investments	$339,159	$—	$(3,492)	$335,667

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$183,136	$2	$(492)	$182,646
Commercial paper	68,079	—	—	68,079
U.S. government bonds	91,840	—	(318)	91,522
Agency bonds	23,339	—	(64)	23,275
Asset-backed securities	27,105	—	(18)	27,087
Foreign government bonds	9,165	—	(11)	9,154
Total investments	$402,664	$2	$(903)	$401,763

At March 31, 2022, the available-for-sale investments had contractual maturities range from several months to two years. During the three months ended March 31, 2022, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,359	$1,363
Work-in-progress	33,837	21,499
Finished goods	7,871	8,153
Total inventories	$43,067	$31,015

As of March 31, 2022 and December 31, 2021, inventory capitalized for the U.S. entity was 51% and 38% of the total inventory balance, respectively, which will be used for commercial launches in Europe and other territories where the Company has received regulatory approvals. The provision to write-down excess and obsolete inventory was immaterial as of March 31, 2022 and December 31, 2021.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Preclinical and clinical trial accruals	$65,112	$56,283
API and bulk drug product price true-up	60,834	—
Acquired in-process research and development asset	—	35,000
Payroll and related accruals	12,325	20,909
Contract liabilities to pharmaceutical distributors	2,759	3,176
Accrued co-promotion expenses - current	28,117	25,746
Roxadustat profit share to AstraZeneca	7,917	7,895
Property taxes and other taxes	13,928	12,610
Professional services	6,819	6,074
Other	5,488	4,906
Total accrued and other current liabilities	$203,299	$172,599

The accrued liabilities of $60.8 million for API and bulk drug product price true-up as of March 31, 2022 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Japan Amendment with Astellas, the bulk drug product transferred under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and the bulk drug product shipments to AstraZeneca under the terms of the Master Supply Agreement. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The acquired in-process research and development asset of $35.0 million as of December 31, 2021 was related to the upfront payment under the exclusive license and option agreement with HiFiBiO Therapeutics, which was paid during the three months ended March 31, 2022.

6. Income Taxes

Provisions for income tax for the three months ended March 31, 2022 and 2021 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

7. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $27.8 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company also recorded drug product revenue from Astellas of $7.6 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, accounts receivable from Astellas were $37.6 million and $10.9 million, respectively.

As of March 31, 2022 and December 31, 2021, total deferred revenue from Astellas was $29.6 million and $27.9 million, respectively.

As of March 31, 2022, the amount due to Astellas was $49.7 million. As of December 31, 2021, amount due to Astellas was immaterial.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Variable Interest Entity, for details.

For the three months ended March 31, 2022 and 2021, the net product revenue from Falikang was $16.2 million and $10.4 million, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

For the three months ended March 31, 2022 and 2021, the investment income (loss) in Falikang was $0.3 million and ($0.2) million, respectively. As of March 31, 2022 and December 31, 2021, the Company’s equity method investment in Falikang was $4.2 million and $3.8 million, respectively. See Note 3, Variable Interest Entity, for details.

As of March 31, 2022 , accounts receivable, net, from Falikang was of $1.2 million. As of December 31, 2021, accounts receivable, net, from Falikang was zero.

The total deferred revenue from Falikang was zero as of March 31, 2022. The total deferred revenue from Falikang was $1.2 million as of December 31, 2021.

8. Commitments and Contingencies

Contract Obligations

As of March 31, 2022, the Company had $96.9 million of operating lease liabilities.

As of March 31, 2022, the Company had outstanding total non-cancelable purchase obligations of $56.9 million, including $34.2 million for manufacture and supply of pamrevlumab, $12.2 million for manufacture and supply of roxadustat, and $10.5 million for other purchases. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of March 31, 2022, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $704.1 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value), to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action in its condensed consolidated balance sheets as of March 31, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for FDA approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. Defendants filed motions to dismiss the Complaint on January 14, 2021. Plaintiffs’ opposition to Defendants’ motions to dismiss is due March 4, 2022 and Defendants’ reply briefs are due April 8, 2022. A hearing on Defendants’ motions to dismiss was held on April 28, 2022. The Court has taken the motion under submission.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of FibroGen’s current and former officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The parties have agreed to stay the action pending resolution of the motion to dismiss the securities class action. On December 27, 2021, a second purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware. The complaint names seventeen of FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint, as well as allegations of insider trading against certain defendants. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The action has been stayed pending resolution of the motion to dismiss the securities class action. On April 14, 2022, a third purported shareholder derivative complaint was filed in the Delaware Chancery Court. It names the same defendants as the second purported shareholder derivative action and asserts similar claims based upon similar allegations. The complaint seeks unspecified damages, attorneys’ fees, and other costs. Defendants have not been served.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 and as amended on March 4, 2022(“2021 Form 10-K”).

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

BUSINESS OVERVIEW

We are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, and connective tissue growth factor biology to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

We have a pipeline of late-stage clinical programs as well as pre-clinical drug candidates at various stages of development that include both small molecules and biologics. We have leveraged our internally developed 2-oxoglutarate and connective tissue growth factor biology expertise as well as in-licensing of additional programs, such as antibodies targeting Galectin-9 protein (“Gal-9”) and C-C Motif Chemokine Receptor 8 (“CCR8”), to further enhance our late-stage preclinical pipeline. Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

Financial Highlights

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for per share data)
Result of Operations
Revenue	$60,827	$38,429
Operating costs and expenses	123,820	108,856
Net loss	(63,205)	(71,755)
Net loss per share - basic and diluted	$(0.68)	$(0.78)

	March 31, 2022	December 31, 2021
	(in thousands)
Balance Sheet
Cash and cash equivalents	$185,896	$171,223
Short-term and long-term investments	335,667	401,763
Accounts receivable	$43,883	$17,401

Our revenue for the three months ended March 31, 2022 included the revenue recognized related to the following:

•
$25.0 million regulatory milestone recognized under our collaboration agreements with our partner Astellas Pharma Inc. (“Astellas”) associated with the approval of EVRENZO® (roxadustat) in Russia. Of this amount, $22.6 was recognized as license revenue and the remainder included as development revenue;
•
$11.0 million development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•
$18.9 million of net product revenue from roxadustat commercial sales in China; and
•
$7.6 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

As a comparison, our revenue for the three months ended March 31, 2021 included the revenue recognized related to the following:

•
$14.6 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB;
•
$15.4 million of net product revenue from roxadustat commercial sales in China; and
•
$8.5 million of drug product revenue related to roxadustat bulk drug or API deliveries to AstraZeneca and Astellas.

Operating costs and expenses for the three months ended March 31, 2022 increased compared to the same periods a year ago as a result of the net effect of the following:

•
$15.9 million higher drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•
$5.2 million higher clinical trial expenses associated with Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies; and
•
$2.8 million lower employee-related expenses and $2.2 million lower stock-based compensation expense primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the complete response letter (“CRL”) for roxadustat in the United States ("U.S.").

For the three months ended March 31, 2022, we had a net loss of $63.2 million or a net loss per basic and diluted share of $0.68, as compared to a net loss of $71.8 million for the same period a year ago, due to increases in revenue, partially offset by increases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $565.4 million at March 31, 2022, a decrease of $25.0 million from December 31, 2021, primarily due to the cash used in operations and investment in our pre-clinical pipeline.

Commercial and Development Programs

The following is an overview of our clinical and commercial programs.

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Astellas and FibroGen are collaborating on the development and commercialization of roxadustat for the potential treatment of anemia in territories including Japan, Europe, Turkey, Russia and the Commonwealth of Independent States, the Middle East, and South Africa. Astellas has launched EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD in Japan, Germany, the United Kingdom, the Netherlands, Austria, and the Nordic countries for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. Astellas also received approval for roxadustat in Russia, the United Arab Emirates, and Kuwait.

FibroGen and AstraZeneca AB (“AstraZeneca”) are collaborating on the development and commercialization of roxadustat for the potential treatment of anemia in the U.S., China, other markets in the Americas, Australia/New Zealand, and Southeast Asia.

In China, roxadustat (tradename: 爱瑞卓®) has seen significant volume growth in the treatment of anemia caused by chronic kidney disease (“CKD”) in non-dialysis and dialysis patients. In the first quarter of 2022, roxadustat achieved an over 70% increase in unit volume relative to the first quarter of 2021, with corresponding revenue offset by the reduced price associated with the 2021 National Reimbursement Drug List. As of February 2022, roxadustat was the top CKD anemia brand in China with a 33% value share within the segment of erythropoiesis stimulating agents (“ESAs”) and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor on the market in China).

Regarding the treatment of CKD anemia in the U.S., we continue to believe that roxadustat can address an unmet need for patients. However, despite agreement on a potential study with the FDA, and significant discussions with AstraZeneca, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia.

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We continue to enroll MATTERHORN, our Phase 2/3 placebo controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in myelodysplastic syndromes (“MDS”) in the U.S. and Europe. This trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study in the first half of 2023.

In China, we are enrolling the double-blind, placebo-controlled portion of our Phase 3 clinical trial to evaluate the safety and efficacy of roxadustat in non-transfusion dependent, lower-risk MDS patients with anemia. One hundred thirty-five subjects will be randomized 2:1 to receive roxadustat or placebo three-times weekly for 26 weeks. The primary endpoint is the percentage of patients achieving a hemoglobin response.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We announced positive topline results from WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia (“CIA”). It is a single-arm open label study investigating the efficacy and safety of roxadustat for the treatment of anemia in 92 patients receiving myelosuppressive chemotherapy for non-myeloid malignancies, with a treatment duration of 16 weeks. The primary efficacy endpoint of maximum change in hemoglobin within 16 weeks from baseline without red blood cell transfusion was met. We expect to release additional data from this study at the 2022 American Society of Clinical Oncology annual meeting.

We are currently enrolling a randomized, active controlled Phase 3 clinical trial in China of roxadustat in CIA for non-myeloid malignancies. The study will enroll approximately 146 subjects and the primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13.

Monoclonal Antibody Targeting Connective Tissue Growth Factor

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of connective tissue growth factor, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

The FDA has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer, and Duchenne muscular dystrophy (“DMD”) (with DMD receiving Rare Pediatric Disease designation).

Pamrevlumab for the Treatment of Idiopathic Pulmonary Fibrosis

We are conducting two randomized, double-blind, placebo-controlled, Phase 3 studies of pamrevlumab in IPF. Each study has a primary efficacy endpoint (for the U.S.) of change from baseline in forced vital capacity (“FVC”). For Europe, these trials have a primary efficacy endpoint of disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death). Secondary endpoints will include clinical outcomes of disease progression, acute IPF exacerbations, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

We completed enrollment of ZEPHYRUS-1, our first Phase 3 trial of pamrevlumab in 356 IPF patients, and we expect topline data from ZEPHYRUS-1 in mid-2023.

We continue to enroll patients in ZEPHYRUS-2, our second Phase 3 trial of pamrevlumab in approximately 340 IPF patients.

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

Pamrevlumab for the Treatment of Duchenne Muscular Dystrophy

Non-Ambulatory Patients

We have completed enrollment of LELANTOS-1, our Phase 3 clinical trial evaluating pamrevlumab in combination with systemic corticosteroids as a treatment for DMD. LELANTOS-1 is a double-blind, placebo-controlled trial in 99 non-ambulatory DMD patients. Patients are randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary endpoint will assess change in upper limb function from baseline to Week 52 and additional endpoints will include pulmonary, cardiac, performance, and fibrosis assessments. We expect topline data from this study in the first half of 2023.

Ambulatory Patients

In the second quarter of 2022, we expect to complete enrollment of our double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS-2, evaluating pamrevlumab in combination with systemic corticosteroids in approximately 70 ambulatory DMD patients. Patients aged 6-12 will be randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52.

Licensing Activities

Exclusive License with Eluminex Biosciences

In July 2021, we exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to our investigational biosynthetic cornea derived from recombinant human collagen type III.

Under the terms of the agreement with Eluminex, as amended and restated on January 21, 2022, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based on worldwide net sales of other recombinant human collagen type III products that are not cornea products.

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Europe Agreement”). Under these agreements, the aggregate amount of such consideration received through March 31, 2022 totaled $765.1 million.

On March 21, 2022, EVRENZO® (roxadustat) was registered with the Russian Ministry of Health. We evaluated the regulatory milestone payment associated with the approval in Russia under the Europe Agreement and concluded that this milestone was achieved in the first quarter of 2022. Accordingly, the consideration of $25.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the first quarter of 2022 from performance obligations satisfied.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). The related drug product revenue was $7.6 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three months ended March 31, 2022 and 2021.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China ("U.S./RoW Agreement"). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“China Agreement”). Under the AstraZeneca agreements, aggregate amount of such consideration received through March 31, 2022 totaled $516.2 million.

Under the China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. ("FibroGen Beijing"), and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment in the third quarter of 2020, as discussed and defined below in China Amendment.

In 2020, we entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three months ended March 31, 2022, and the related drug product revenue for the three months ended March 31, 2021 was $4.5 million.

China Amendment

In July 2020, FibroGen China and AstraZeneca entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “China Amendment”). Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. ("Falikang"), which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. During the three months ended March 31, 2022 and 2021, we recognized net product revenue of $18.9 million and $15.4 million, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2022 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through March 31, 2022	Additional Potential Cash Payment for Milestones		Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500		$172,593
Europe Agreement	660,000	85,000	*	745,000
Total Astellas	765,093	152,500		917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000		1,249,000
China Agreement	77,200	299,500		376,700
Total AstraZeneca	516,200	1,109,500		1,625,700
Total	$1,281,293	$1,262,000		$2,543,293

* The amount includes $25.0 million regulatory milestone receivable from Astellas as of March 31, 2022 associated with the approval of EVRENZO® (roxadustat) in Russia, which was received in April 2022.

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development for CKD anemia in the U.S. Therefore, we do not expect to receive most or all of these potential U.S./RoW Agreement milestones from AstraZeneca.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
License revenue	$22,590	$—	$22,590	100%
Development and other revenue	11,762	14,587	(2,825)	(19)%
Product revenue, net	18,881	15,362	3,519	23%
Drug product revenue	7,594	8,480	(886)	(10)%
Total revenue	$60,827	$38,429	$22,398	58%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and is expected to continue through 2028. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of March 31, 2022, the estimated future non-contingent development periods range from 27 to 36 months. Other revenues consist of contract manufacturing revenue and sales of research and development material and have not been material for any of the periods presented.

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

Total revenue increased $22.4 million, or 58% for the three months ended March 31, 2022, compared to the same period a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
License revenue:
Astellas	$22,590	$—	$22,590	100%
Total license revenue	$22,590	$—	$22,590	100%

License revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2022 represented the allocated revenue of related to $25.0 million regulatory milestone associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved. We did not have any license revenue for the three months ended March 31, 2021.

Development and Other Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Development revenue:
Astellas	$5,180	$3,611	$1,569	43%
AstraZeneca	5,819	10,976	(5,157)	(47)%
Total development revenue	10,999	14,587	(3,588)	(25)%
Other revenue	763	—	763	100%
Total development and other revenue	$11,762	$14,587	$(2,825)	(19)%

Development and other revenue decreased $2.8 million, or 19% for the three months ended March 31, 2022, compared to the same period a year ago.

Development revenue recognized under our collaboration agreements with Astellas during the first quarter of 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone associated with the approval in Russia. The increase were partially offset by the decrease in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the three months ended March 31, 2022 as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three months ended March 31, 2022 was impacted by the decrease in CKD related co-development billings in the U.S.

Product Revenue, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$2,830	$5,429	$(2,599)	(48)%
Discounts and rebates	(175)	(562)	387	(69)%
Sales returns	3	89	(86)	(97)%
Direct sales revenue, net	2,658	4,956	(2,298)	(46)%

Sales to Falikang:
Gross transaction price	22,726	24,401	(1,675)	(7)%
Profit share	(8,849)	(10,064)	1,215	(12)%
Net transaction price	13,877	14,337	(460)	(3)%
Decrease (increase) in deferred revenue	2,346	(3,931)	6,277	(160)%
Sales to Falikang revenue, net	16,223	10,406	5,817	56%
Total product revenue, net	$18,881	$15,362	$3,519	23%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $3.5 million, or 23% for the three months ended March 31, 2022, compared to the same period a year ago.

Product revenue from direct sales to distributors is recognized in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts. Product revenue from direct sales, net decreased $2.3 million, or 46% for the three months ended March 31, 2022, compared to the same period a year ago. The gross product revenue from direct sales to distributors decreased $2.6 million for the three months ended March 31, 2022, compared to the same period a year ago, primarily due to the lower NRDL price effective in the first quarter of 2022. The discounts and rebates primarily consisted of the contractual sales rebate that were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement, and non-key account hospital listing award that was calculated based on eligible non-key account hospital listing to date achieved by each distributor with certain requirements met during the period. The total discounts and rebates were immaterial for the three months ended March 31, 2022 and 2021, respectively.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Sales to Falikang revenue, net increased $5.8 million, or 56% for the three months ended March 31, 2022, compared to the same period a year ago. During the three months ended March 31, 2022, the gross transfer price decreased $1.7 million and the calculated profit share decreased $1.2 million, primarily due to the lower NRDL price effective in the first quarter of 2022, offset by the increase in sales volume. Following updates to our estimates, we recognized $2.3 million from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2022. Comparatively, for the three months ended March 31, 2021 we deferred $3.9 million from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Drug product revenue:
Astellas	$7,594	$4,030	$3,564	88%
AstraZeneca	—	4,450	(4,450)	(100)%
Total drug product revenue:	$7,594	$8,480	$(886)	(10)%

During the three months ended March 31, 2022, we fulfilled a shipment obligation under the terms of Japan Amendment with Astellas, and recognized related drug product revenue of $9.8 million in the same period. In addition, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $2.2 million during the three months ended March 31, 2022, and $4.0 million additional drug product revenue during the three months ended March 31, 2021. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended March 31, 2021, we shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. We constrained the consideration of $11.8 million from this shipment due to a high degree of uncertainty associated to the final consideration, which was recorded as deferred revenue as of March 31, 2021, which will be recognized as and when uncertainty is resolved. During the three months ended March 31, 2022, we billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. During the first quarter of 2022, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified $45.5 million from deferred revenue to accrued liabilities as of March 31, 2022, representing our best estimate that this amount will be paid in the first quarter of 2023.

During three months ended March 31, 2021, we shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement and recognized drug product revenue of $4.5 million.

During the three months ended March 31, 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the Master Supply Agreement. As a result, we reclassified $11.2 million from the related deferred revenue to accrued liabilities as of March 31, 2022.

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$4,238	$3,401	$837	25%
Research and development	89,018	74,676	14,342	19%
Selling, general and administrative	30,564	30,779	(215)	(1)%
Total operating costs and expenses	$123,820	$108,856	$14,964	14%

Total operating costs and expenses increased $15.0 million, or 14% for the three months ended March 31, 2022, compared to the same period a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold increased $0.8 million, or 25%, for the three months ended March 31, 2022, compared to the same period a year ago, primarily due to the cost associated with the contract manufacturing revenue from Eluminex during the current year period.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold, associated with the roxadustat commercial sales in China, was $2.6 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively, and remained flat for the three months ended March 31, 2022, compared to the same period a year ago, resulting from improved unit cost efficiency due to higher production volume, offset by the increase in the sales volume.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development assets that have no alternative future use other than in a particular research and development project. Following the CRL for roxadustat in the U.S., we have implemented a cost reduction effort, and as a result, research and development expenses have decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
Product Candidate	Phase of Development	2022	2021
		(in thousands)
Roxadustat	Phase 3	$16,530	$26,524
Pamrevlumab	Phase 2/3	61,013	35,370
Other research and development expenses		11,475	12,782
Total research and development expenses		$89,018	$74,676

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased $14.3 million, or 19% for the three months ended March 31, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Increase of $15.9 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;
•
Increase of $5.2 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab; and
•
Decrease of $3.1 million in employee-related costs and decrease of $2.7 million in stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. Following the CRL for roxadustat in the U.S., we have implemented a cost reduction effort, and as a result, SG&A expenses have decreased and may continue to decrease in certain areas over time.

SG&A expenses remained relatively flat for the three months ended March 31, 2022, compared to the same period a year ago, without material offsetting impacts.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(97)	$(501)	$404	(81)%
Interest income and other income (expenses), net	(322)	(453)	131	(29)%
Total interest and other, net	$(419)	$(954)	$535	(56)%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $0.4 million, or 81% for the three months ended March 31, 2022, compared to the same period a year ago, primarily related to the lease modification and renewal in 2021 being classified as operating leases, as compared to finance leases previously.

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

Interest income and other income (expenses), net was not material and remained relatively flat for the three months ended March 31, 2022 compared to the same period a year ago.

Income Taxes

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Loss before income taxes	$(63,412)	$(71,381)
Provision for income taxes	113	134
Effective tax rate	(0.2)%	(0.2)%

Provisions for income taxes for the three months ended March 31, 2022 were primarily due to foreign taxes.

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

Investment Income (Loss) in Unconsolidated Variable Interest Entity

Investment income (loss) in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the three months ended March 31, 2022 and 2021. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of March 31, 2022, we had cash and cash equivalents of $185.9 million, short-term investments of $242.2 million and long-term investments of $93.5 million. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of March 31, 2022, a total of $95.2 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $73.9 million held in China, to be used primarily for our China operations.

Cash flows from Falikang, a distribution joint venture between FibroGen Beijing and AstraZeneca, and cash flows into FibroGen Beijing, are currently intended to remain onshore in China. Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. To date, no such debt repayments have occurred, nor have there been any other payments or distributions from FibroGen Beijing to entities or investors outside of China. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(8,476)	$(44,984)
Investing activities	25,935	(196,719)
Financing activities	(2,893)	(2,080)
Effect of exchange rate changes on cash and cash equivalents	107	(1,102)
Net increase (decrease) in cash and cash equivalents	$14,673	$(244,885)

Operating Activities

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2022 and consisted primarily of net loss of $63.2 million adjusted for non-operating cash items of $20.4 million, offset by a net increase in operating assets and liabilities of $34.4 million. The significant non-operating cash items included stock-based compensation expense of $17.2 million, and depreciation expense of $2.5 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•
Accrued and other liabilities of $66.0 million, primarily related to the total of 60.8 million for API and bulk drug product price true-up as of March 31, 2022, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Japan Amendment with Astellas, the bulk drug product transferred under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and the bulk drug product shipments to AstraZeneca under the terms of the Master Supply Agreement. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Prepaid expenses and other current assets of $11.4 million, primarily due to the collection of $8.0 million from Eluminex for upfront license payment during the quarter, and less prepayments made for roxadustat API manufacturing activities; and
•
Accounts payable of $10.2 million, primarily driven by the timing of invoicing and payments.

The increases were partially offset by the decreases resulting from the following:

•
Accounts receivable of $26.5 million, primarily due to the $25.0 million regulatory milestone payment receivable from Astellas under the Europe Agreement associated with the approval in Russia as of March 31, 2022.
•
Deferred revenue of $13.0 million, primarily related to the above-mentioned reclassification to accrued liabilities, resulting from changes in estimated variable consideration associated with the API or bulk drug product deliveries fulfilled with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details; and
•
Inventories of $12.0 million, driven by the increased inventory level primarily related to pre-launch inventory cost capitalized for the U.S. entity, and FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

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

The increases were partially offset by the decreases resulting from the following:

•
Prepaid expenses and other current assets of $5.5 million, primarily driven by the above-mentioned $4.0 million unbilled contract asset related to drug product revenue as a change in estimated variable consideration, based on the API held by Astellas at March 31, 2021; and
•
Inventories of $4.3 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, purchase of acquired in-process research and development asset and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $25.9 million for the three months ended March 31, 2022 and consisted primarily of $76.1 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $35.0 million of cash paid for the acquired in-process research and development asset, and $20.9 million of cash used in purchases of available-for-sale securities.

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

Net cash used in financing activities was $2.9 million for the three months ended March 31, 2022 and consisted primarily of $3.0 million of cash paid for payroll taxes on restricted stock unit releases.

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2021 and consisted primarily of $4.8 million of cash paid for payroll taxes on restricted stock unit releases, $3.3 million of repayments of finance lease liabilities, partially offset by $6.1 million of proceeds from the issuance of common stock upon exercise of stock options.

Material Cash Requirements

In the third quarter of 2019, we started generating revenue from commercial sales of roxadustat product in China. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. Following the CRL for roxadustat in the U.S., we have implemented a cost reduction effort, and as a result, operating expenses have decreased and may continue to decrease in certain areas over time compared to our previous internal plans. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, government support, and capital investment. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although AstraZeneca is currently funding all non-China collaboration expenses not reimbursed by Astellas, including development of MDS in the U.S., we expect our research and development expenses to continue to increase as we invest in our other programs. Additionally, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as from the COVID-19 pandemic or other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this Quarterly Report. However, we may need additional capital thereafter and our liquidity assumptions could turn out to be wrong, or may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

As of March 31, 2022, we had $96.9 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $15.3 million expected to be paid within the next 12 months.

As of March 31, 2022, we had outstanding total non-cancelable purchase obligations of $56.9 million, including $34.2 million for manufacture and supply of pamrevlumab, $12.2 million for manufacture and supply of roxadustat, and $10.5 million for other purchases. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $33.7 million expected to be paid within the next 12 months.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of March 31, 2022, future milestone payments for research and pre-clinical stage development programs consisted of up to approximately $704.1 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2022 compared with the disclosures in Part II, Item 7 of our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2022, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our consolidated balance sheets as of March 31, 2022, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements for details.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we deem immaterial may also impair our business operations.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022 and as amended on March 4, 2022 (“2021 Form 10-K”).

SUMMARY RISK FACTORS

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products pamrevlumab and roxadustat.*
•
As a company, we have limited commercialization experience, and the time and resources required to develop such experience are significant. If we fail to achieve and sustain commercial success for any of our products, our business would be harmed.
•
Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.
•
The complete response letter we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca could be amended or terminated.*
•
Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
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
•
We are subject to laws and regulations governing corruption, which require us to maintain costly compliance programs.
•
If we fail to maintain an effective system of internal control, it may result in material misstatements in our financial statements.*
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

Risks Related to COVID-19

•
Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

Risks Related to Conflict in Ukraine

•
Our business could continue to be adversely affected by the ongoing war in Ukraine and the global response to it.*

Risks Related to the Operation of Our Business

•
Please see below for additional risk factors related to the operation of our Business.

Risks Related to Our Common Stock

•
Please see below for additional risk factors related to our Common Stock.

RISK FACTORS

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products pamrevlumab and roxadustat.*

To date, we have invested a substantial portion of our efforts and financial resources in the research and development of pamrevlumab and roxadustat.

Our near-term success depends in large part on pamrevlumab, which is in clinical development for idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer, metastatic pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pamrevlumab requires substantial further development and investment and we do not have a collaboration partner for support of this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

Our near-term prospects also depend in large part on our continued development and commercialization of roxadustat in the People's Republic of China ("China"), Japan, the United States ("U.S."), and elsewhere. Roxadustat has received approval in the European Union, Great Britain, China, Japan, South Korea, Chile, Russia, the United Arab Emirates, and Kuwait for chronic kidney disease ("CKD") anemia for patients on dialysis and not on dialysis. However, roxadustat received a complete response letter ("CRL") in the U.S. from the Food and Drug Administration ("FDA"). While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”), we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement is amended or terminated.

With an eye toward the longer-term success of the Company, we are investing in the development of new drug programs to expand our early-stage clinical pipeline. While we see great potential value in our early-stage pipeline, these programs are years away from commercialization, and success of development programs are not guaranteed. Our near-term prospects and the price of our common stock most heavily rely on the success of our lead products pamrevlumab and roxadustat.

As a company, we have limited commercialization experience, and the time and resources required to develop such experience are significant. If we fail to achieve and sustain commercial success for any of our products, our business would be harmed.

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

With respect to roxadustat, we are dependent on the commercialization capabilities of our collaboration partners, AstraZeneca and Astellas Pharma Inc. (“Astellas”). If either such partner were to terminate its agreement with us, we would have to commercialize on our own or with another third party. We will have limited control over the commercialization efforts of such third parties, and any of them may fail to devote the necessary resources and attention to sell and market roxadustat effectively. If they are not successful in commercializing roxadustat, our business and financial condition would suffer.

Commercializing any of our products requires us to establish commercialization capabilities, including but not limited to, medical affairs, marketing, product reimbursement, sales, price reporting, pharmacovigilance, supply-chain, distribution, and other capabilities to successfully commercialize our products. These efforts require resources and time to either develop or acquire.

If we, along with any partners we may have, are not successful in our marketing, pricing and reimbursement strategies, facilitating adoption by health care facilities and professionals, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, or if the market perception of our product's safety and efficacy profile is negative, we will have difficulty successfully commercializing such product, which would adversely affect our business and financial condition.

Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.

The development, manufacturing, marketing, and selling of our products and product candidates are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The drug development and approval process is expensive and requires substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any clinical trial to support a New Drug Application (“NDA”)/Biologics License Application submission for approval, the FDA and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our clinical research organizations(“CROs”), trial sites, principal investigators or other third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable. Accordingly, the FDA or other regulatory authorities may require us to exclude the use of patient data from these unreliable clinical trials, or perform additional clinical trials before approving our marketing applications. The FDA or other regulatory authorities may even reject our application for approval, or refuse to accept our future applications.

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

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, Chile, Russia, the United Arab Emirates, and Kuwait for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA regarding roxadustat’s NDA for the treatment of anemia due to CKD, stating that it could not be approved in its present form. In addition, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.

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

The CRL we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca could be amended or terminated.*

In August 2021, the FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. The CRL has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and therefore will decrease and/or delay expected revenue. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement is amended or terminated. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

The occurrence of any or all of these events may cause the development of our product candidates to be delayed or terminated, which could materially and adversely affect our business and prospects. Refer to “Business Overview” in this Quarterly Report for a discussion of the adverse events and serious adverse events that have emerged in clinical trials of roxadustat and pamrevlumab.

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

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as required for both late-stage clinical trials, post-approval trials, and commercial supply. In addition, if we are not able to obtain regulatory approval of roxadustat in the U.S. in CKD anemia, we may have excess supply manufactured in anticipation of commercialization. Such roxadustat excess supply could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such roxadustat formulation is approved. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Insufficient supply could be a particular risk if we were to obtain regulatory approval of pamrevlumab in all indications being studied (IPF, locally advanced unresectable pancreatic cancer, metastatic pancreatic cancer, and DMD). Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, Chile, Russia, the United Arab Emirates, and Kuwait for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we have and will present to regulatory authorities certain pre-specified and post hoc (not pre-specified) sub-populations, sub-group, and sensitivity analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

We may also face competition from potential new anemia therapies currently on the market or in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include: GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical, Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Cadila (India) (“Zydus”). In October 2021, Otsuka Pharmaceutical submitted an initial marketing authorization application to the EMA for vadadustat for the treatment of anemia associated with CKD in adults. Akebia received a CRL from the FDA for vadadustat in March 2022.

GSK has filed an NDA for daprodustat in the U.S., with a PDUFA date of February 1, 2023, and in March 2022 announced that the EMA accepted its Marketing Authorization Application for daprodustat.

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

In China, ESA is considered the standard of care for treatment of anemia of CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc. We may face potential competition from other HIF-PH inhibitors. Companies active in the US such as Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support its ex-China regulatory filings. A number of domestic companies, including Jiangsu Hengrui Medicine Co., Ltd., Guandong Sunshine Health Investment Co., Ltd., 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have been permitted by the NMPA to conduct clinical trials in their locally developed HIF-PH inhibitor investigational compounds for the treatment of anemia in CKD. Domestic companies are also in-licensing global compounds to be developed as domestic drugs, including China Medical System which in-licensed desidustat from Zydus, a compound that is in Phase 3 trials in India. In January 2021, China Medical System Holdings Ltd. was granted approval by the Chinese NMPA to begin trials for desidustat in patients with anemia of CKD, including dialysis and non-dialysis patients. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, has in-licensed enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. We will also face competition from generics who could enter the market after expiry of our patents in China, and five potential market players have already started bioequivalence studies, including Chia Tai-Tiangqing Pharmaceutical Holdings and CSPA Pharmaceutical Group.

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

If pamrevlumab is approved and launched commercially to treat locally advanced unresectable pancreatic cancer or metastatic pancreatic cancer, pamrevlumab may face competition from products currently used for pancreatic cancer. These include FOLFIRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan, and agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack Pharmaceuticals Inc.’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Pfizer, Pliant, Galecto, and Sarepta. Pfizer initiated a Phase 3 study with PF-06939926, its AAV9 mini-dystrophin gene therapy for DMD in 2020.

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

In 2021, we received a CRL for roxadustat for the treatment of anemia due to CKD in adult patients in the U.S. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement is amended or terminated. In addition, our collaborations are exclusive and preclude us from entering into additional collaboration agreements with other parties in the area or field of exclusivity.

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

We rely heavily on university, hospital, dialysis centers and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials in accordance with our clinical protocols and designs. We also rely on a number of third-party CROs to assist in undertaking, managing, monitoring and executing our ongoing clinical trials. We expect to continue to rely on CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our development efforts in the future. We compete with many other companies for the resources of these third parties, and large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, South Korea, Chile, Russia, the United Arab Emirates, and Kuwait for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that our other product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction.

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

We are subject to laws and regulations governing corruption, which require us to maintain costly compliance programs.

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

If we fail to maintain an effective system of internal control, it may result in material misstatements in our financial statements.*

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

Internal controls and remediation efforts place a significant burden on management and add increased pressure on our financial resources and processes. If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws, and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

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

The majority of audit work incurred for the audit report included in the 2021 Form 10-K was performed by the U.S.-based independent registered public accounting firm we have retained, PricewaterhouseCoopers LLP, which is headquartered in the U.S. and was not identified in the report issued by the PCAOB on December 16, 2021 as a firm that the PCAOB was unable to inspect.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2022, approximately $73.9 million of our cash and cash equivalents is held in China.

Any capital contributions from us to FibroGen Beijing must be approved by the Ministry of Commerce in China, and failure to obtain such approval may materially and adversely affect the liquidity position of FibroGen Beijing.

The Ministry of Commerce in China or its local counterpart must approve the amount and use of any capital contributions from us to FibroGen Beijing, and there can be no assurance that we will be able to complete the necessary government registrations and obtain the necessary government approvals on a timely basis, or at all. If we fail to do so, we may not be able to contribute additional capital or find suitable financing alternatives within China to fund our Chinese operations, and the liquidity and financial position of FibroGen Beijing may be materially and adversely affected.

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

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities. We do not employ a variable interest entity structure for purposes of replicating foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment. We do not operate in an industry that is currently subject to foreign ownership limitations in China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws and regulations will be interpreted or implemented. For further information, see the risk factor titled “Uncertainties with respect to the China legal system and regulations could have a material adverse effect on us.” If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese laws or regulations change or are interpreted differently from our understanding of these laws and regulations, the value of our common stock may decline.

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

Risks Related to COVID-19

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

The COVID-19 pandemic may continue to negatively impact our and our partners' sales of roxadustat, clinical programs and timelines, and general productivity, the magnitude of which will depend, in part, on the progression of the disease and the efficacy of various mitigation efforts, including vaccines and other therapeutics in preventing and treating current and future COVID-19 variants.

We have seen impacts from COVID-19 on various parts of our operations at times. Currently, the greatest risks from COVID-19 are regarding enrollment of our ZEPHYRUS-2 Phase 3 IPF trial and potentially limiting our sales and manufacturing operations in China due to varying degrees of lockdowns there. There is a risk that our sales, manufacturing, clinical trials and operations could be further affected by additional or continued COVID-19 outbreaks or lockdowns, which could slow or pause enrollment, site initiation, manufacturing or sales. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient stores of roxadustat and pamrevlumab supplies for our near-term expected commercial and clinical requirements. However, we only have a limited stockpile of these products, and therefore, further outbreaks of COVID-19, lockdowns like the ones in China, disruptions in shipping, or product expiration due to slowed clinical trials, could create supply shortages in our global supply chains. COVID-19 has also created increased demand for the limited global biologics manufacturing capacity, and for manufacturing supplies, including for vials, reagents, supplements and media. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including those outlined above, as well as in regulatory, distribution, warehousing and other development, commercialization and launch efforts. In addition, COVID-19 presents an ongoing health risk to our employees, including members of senior management, thus limiting productivity. The full extent of these potential effects is unknown, but any of which could have a material impact on our business, operating results, and financial condition.

To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Risks Related to Conflict in Ukraine

Our business could continue to be adversely affected by the ongoing war in Ukraine and the global response to it.*

The ongoing military conflict and war in Ukraine has significantly affected clinical trial sites in Ukraine where patients are enrolled in our IPF ZEPHYRUS-2 Phase 3 clinical trial. There is a risk that our ZEPHYRUS-2 clinical trial could be delayed by the ongoing conflict due to reduced enrollment and participation by patients in Ukraine. In addition, the U.S. and other governments have taken actions, including imposed sanctions, export and import controls and trade restrictions with respect to Russian and Belarusian governments, government-related entities and other entities and individuals, which may cause significant volatility and disruptions to the global markets. It is not possible to predict the short- and long- term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate, supply chain challenges and adverse effects on currency exchange rates and financial markets. There is also a risk that the conflict could escalate and affect clinical trial sites and product sales outside of Ukraine. The full extent of these potential effects are unknown, but they could have a material impact on our business, operating results, and financial condition.

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2021, 2020 and 2019 were $290.0 million, $189.3 million and $77.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $1.3 billion. As of March 31, 2022, we had capital resources consisting of cash, cash equivalents and short-term investments of $428.1 million plus $93.5 million of long-term investments classified as available for sale securities. In addition, as of March 31, 2022, we had $43.9 million accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue to grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that the net proceeds from our 2017 public offerings, our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, cash flows from commercial sales and sales of drug product, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Most of our recent revenue has been earned from collaboration partners for our product candidates under development.*

If either or both of our Astellas and AstraZeneca collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our potential commercialization of roxadustat for the treatment of anemia caused by CKD, or we may require additional partnering in order to help fund such development and commercialization. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement is amended or terminated. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our development or commercialization efforts or other operations.

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

For example, we and certain of our current and former executive officers have been named as defendants in a consolidated putative class action lawsuit (“Securities Class Action Litigation”) and certain of our current and former executive officers and directors have been named as defendants in several derivative lawsuits (“Derivative Litigation”). The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements about our Phase 3 clinical studies data and prospects for FDA approval. The complaints filed in the Derivative Litigation asserts claims based on some of the same alleged misstatements and omissions as the Securities Class Action Litigation and seeks, among other things, unspecified damages. We intend to vigorously defend the claims made in the Securities Class Action Litigation and Derivative Litigation; however, the outcome of these matters cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In the fourth quarter of 2021, FibroGen received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. We have been fully cooperating with the SEC’s investigation.

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, refer to Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

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
•
product recalls, product withdrawals or labeling restrictions;
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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, refer to Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of April 30, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 56.40% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of the date of this filing. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*†	Amended and Restated Exclusive License Agreement by and between FibroGen, Inc. and Eluminex Biosciences (Suzhou) Limited as of January 21, 2022.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

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

FibroGen, Inc.

Dated: May 9, 2022	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2022	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)