Form 10-Q
period 2022-06-30
FIBROGEN INC
filed 2022-08-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding as of July 31, 2022 was 93,741,180.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$167,758	$171,223
Short-term investments	270,375	233,967
Accounts receivable, net ($26,779 and $10,930 from related parties)	33,573	17,401
Inventories	40,899	31,015
Prepaid expenses and other current assets	8,038	20,453
Total current assets	520,643	474,059
Restricted time deposits	2,072	2,072
Long-term investments	45,920	167,796
Property and equipment, net	24,505	28,277
Equity method investment in unconsolidated variable interest entity	4,494	3,825
Operating lease right-of-use assets	84,654	91,112
Other assets	4,501	6,680
Total assets	$686,789	$773,821

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$29,360	$26,097
Accrued and other current liabilities ($43,286 and $4 to a related party)	193,099	172,599
Deferred revenue ($5,204 and $3,201 to related parties)	6,897	15,857
Operating lease liabilities, current	10,984	10,944
Total current liabilities	240,340	225,497
Product development obligations	16,439	17,613
Deferred revenue, net of current ($49,733 and $25,891 to a related party)	205,351	186,801
Operating lease liabilities, non-current	83,080	88,776
Other long-term liabilities	17,832	26,021
Total liabilities	563,042	544,708

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2022 and December 31, 2021; 93,733 and 92,881 shares issued and outstanding at June 30, 2022 and December 31, 2021	937	929
Additional paid-in capital	1,509,636	1,476,414
Accumulated other comprehensive loss	(6,930)	(4,163)
Accumulated deficit	(1,399,863)	(1,264,034)
Total stockholders’ equity	103,780	209,146
Non-controlling interests	19,967	19,967
Total equity	123,747	229,113
Total liabilities, stockholders’ equity and non-controlling interests	$686,789	$773,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License revenue (includes $0, $0 and $22,590 and $0 from a related party)	$—	$—	$22,590	$—
Development and other revenue (includes $1,825, $2,645, $7,005 and $6,256 from a related party)	5,457	19,641	17,219	34,228
Product revenue, net (includes $19,736, $11,760, $35,959, and $22,167 from a related party)	23,256	13,371	42,137	28,733
Drug product revenue (includes $1,093, $(1,974), $8,687 and $2,056 from a related party)	1,093	(8,648)	8,687	(168)
Total revenue	29,806	24,364	90,633	62,793

Operating costs and expenses:
Cost of goods sold	6,809	3,078	11,048	6,479
Research and development	70,963	122,567	159,981	197,243
Selling, general and administrative	30,258	32,554	60,820	63,334
Total operating costs and expenses	108,030	158,199	231,849	267,056
Loss from operations	(78,224)	(133,835)	(141,216)	(204,263)

Interest and other, net
Interest expense	(141)	(355)	(238)	(856)
Interest income and other income (expenses), net	5,199	(363)	4,876	(817)
Total interest and other, net	5,058	(718)	4,638	(1,673)

Loss before income taxes	(73,166)	(134,553)	(136,578)	(205,936)
Provision for (benefit from) income taxes	23	(3)	136	130
Investment income in unconsolidated variable interest entity	565	562	885	323
Net loss	$(72,624)	$(133,988)	$(135,829)	$(205,743)

Net loss per share - basic and diluted	$(0.78)	$(1.45)	$(1.46)	$(2.24)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	93,475	92,276	93,260	91,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(72,624)	$(133,988)	$(135,829)	$(205,743)
Other comprehensive income (loss):
Foreign currency translation adjustments	159	40	408	(30)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(584)	17	(3,175)	(38)
Other comprehensive gain (loss), net of taxes	(425)	57	(2,767)	(68)
Comprehensive loss	$(73,049)	$(133,931)	$(138,596)	$(205,811)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at March 31, 2022	93,288,584	$933	$1,490,859	$(6,505)	$(1,327,239)	$19,967	$178,015
Net loss	—	—	—	—	(72,624)	—	(72,624)
Change in unrealized gain or loss on investments	—	—	—	(584)	—	—	(584)
Foreign currency translation adjustments	—	—	—	159	—	—	159
Shares issued from stock plans, net of payroll taxes paid	444,450	4	2,119	—	—	—	2,123
Stock-based compensation	—	—	16,658	—	—	—	16,658
Balance at June 30, 2022	93,733,034	$937	$1,509,636	$(6,930)	$(1,399,863)	$19,967	$123,747

Balance at March 31, 2021	92,080,399	$921	$1,420,471	$(4,624)	$(1,045,766)	$19,271	$390,273
Net loss	—	—	—	—	(133,988)	—	(133,988)
Change in unrealized gain or loss on investments	—	—	—	17	—	—	17
Foreign currency translation adjustments	—	—	—	40	—	—	40
Shares issued from stock plans, net of payroll taxes paid	528,530	5	4,503	—	—	—	4,508
Stock-based compensation	—	—	19,001	—	—	—	19,001
Balance at June 30, 2021	92,608,929	$926	$1,443,975	$(4,567)	$(1,179,754)	$19,271	$279,851

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113
Net loss	—	—	—	—	(135,829)	—	(135,829)
Change in unrealized gain or loss on investments	—	—	—	(3,175)	—	—	(3,175)
Foreign currency translation adjustments	—	—	—	408	—	—	408
Shares issued from stock plans, net of payroll taxes paid	852,501	8	(588)	—	—	—	(580)
Stock-based compensation	—	—	33,810	—	—	—	33,810
Balance at June 30, 2022	93,733,034	$937	$1,509,636	$(6,930)	$(1,399,863)	$19,967	$123,747

Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449
Net loss	—	—	—	—	(205,743)	—	(205,743)
Change in unrealized gain or loss on investments	—	—	—	(38)	—	—	(38)
Foreign currency translation adjustments	—	—	—	(30)	—	—	(30)
Shares issued from stock plans, net of payroll taxes paid	1,168,296	12	5,816	—	—	—	5,828
Stock-based compensation	—	—	38,385	—	—	—	38,385
Balance at June 30, 2021	92,608,929	$926	$1,443,975	$(4,567)	$(1,179,754)	$19,271	$279,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(135,829)	$(205,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,966	5,242
Amortization of finance lease right-of-use assets	269	4,393
Net accretion of premium and discount on investments	1,512	767
Unrealized loss on equity investments	—	4
Investment income in unconsolidated variable interest entity	(885)	(323)
(Gain) / loss on disposal of property and equipment	(1)	13
Stock-based compensation	33,810	38,385
Expense for acquired in-process research and development asset	—	25,000
Realized loss on sales of available-for-sale securities	5	8
Changes in operating assets and liabilities:
Accounts receivable, net	(16,200)	17,868
Inventories	(10,858)	(7,861)
Prepaid expenses and other current assets	11,596	2,231
Operating lease right-of-use assets	6,256	(1,800)
Other assets	1,487	(3,066)
Accounts payable	4,192	(1,013)
Accrued and other liabilities	61,005	27,745
Operating lease liabilities, current	108	295
Deferred revenue	9,651	33,078
Accrued interest for finance lease liabilities	14	(73)
Operating lease liabilities, non-current	(5,574)	1,388
Other long-term liabilities	(7,064)	(8,065)
Net cash used in operating activities	(41,540)	(71,527)

Investing activities
Purchases of property and equipment	(2,543)	(2,215)
Payment made for acquired in-process research and development asset	(35,000)	—
Proceeds from sale of property and equipment	6	—
Purchases of available-for-sale securities	(59,123)	(266,647)
Proceeds from sales of available-for-sale securities	7,382	4,000
Proceeds from maturities of investments	132,518	10,610
Net cash provided by (used in) investing activities	43,240	(254,252)

Financing activities
Repayments of finance lease liabilities	(23)	(5,326)
Repayments of lease obligations	(201)	(201)
Cash paid for payroll taxes on restricted stock unit releases	(3,361)	(5,928)
Proceeds from issuance of common stock	2,779	11,756
Net cash provided by (used in) financing activities	(806)	301
Effect of exchange rate change on cash and cash equivalents	(4,359)	446
Net decrease in cash and cash equivalents	(3,465)	(325,032)
Total cash and cash equivalents at beginning of period	171,223	678,393
Total cash and cash equivalents at end of period	$167,758	$353,361

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

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy. To date, the Company has retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat (爱瑞卓®, EVRENZOTM) is now approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and those not on dialysis.

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

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes. The Company has completed a Phase 2 study of roxadustat in chemotherapy-induced anemia and is running a Phase 3 trial of roxadustat chemotherapy-induced anemia in China.

The Company has a pipeline of late-stage clinical programs as well as preclinical drug candidates at various stages of development that include both small molecules and biologics. The Company has leveraged its internally developed 2-oxoglutarate and connective tissue growth factor biology expertise as well as in-licensing of additional programs, such as antibodies targeting Galectin-9 protein (“Gal-9”) and C-C Motif Chemokine Receptor 8 (“CCR8”), to further enhance its late-stage preclinical pipeline. FibroGen's goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly-owned subsidiaries and its majority-owned subsidiaries, FibroGen Europe Oy and FibroGen China Anemia Holdings, Ltd. All inter-company transactions and balances have been eliminated in consolidation. For the variable interest entity (“VIE”) for which FibroGen is not the primary beneficiary, the Company uses the equity method of accounting. The Company operates as one reportable segment — the discovery, development and commercialization of novel therapeutics to treat serious unmet medical needs.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue and deferred revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for the China manufacturing and supply obligation. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

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

The Company measures and recognizes compensation expense for all stock options, service and performance-based restricted stock units granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The determination of the grant date fair value of options using the Black-Scholes valuation model is affected by the Company’s estimated common stock fair value and requires management to make a number of assumptions including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. To estimate the fair value of the TSR awards, the Company uses the Monte Carlo valuation model to simulate the probabilities of achievement, which requires management to make a number of assumptions including 30-day average price, volatility of the underlying stock and the Company's peers, and the risk-free interest rate.

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

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each interim period presented. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive.

Diluted weighted average shares excluded potential common shares related to stock options, restricted stock units (including service-based RSUs, performance-based RSUs and TSR awards) and shares to be purchased under the employee stock purchase plan totaling 14.2 million and 11.4 million for the three months ended June 30, 2022 and 2021, and totaling 13.3 million and 9.4 million for the six months ended June 30, 2022 and 2021, respectively, as they were anti-dilutive.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the results of clinical trials and the achievement of milestones, research developments, actions by regulatory authorities, market acceptance of the Company’s product candidates, competition from other products and larger companies, intellectual property protection for the Company's proprietary technology, strategic relationships, and dependence on key individuals, suppliers, clinical organization, and other third parties.

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company has certain lease arrangements that are linked to the London Inter-Bank Offered Rate ("LIBOR"). The Company is in the process of evaluating options for transitioning away from LIBOR and expects to complete this analysis by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the three and six months ended June 30, 2022 and is currently evaluating the impact on its condensed consolidated financial statements and related disclosures upon adoption of this guidance.

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

The aggregate amount of consideration received through June 30, 2022 totaled $105.1 million, excluding drug product revenue that is discussed separately below.

Amounts recognized as license revenue and development revenue under the Japan Agreement with Astellas were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2022	2021	2022	2021
Japan	License revenue	$—	$—	$—	$—
	Development revenue	$79	$99	$111	$179

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Japan Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Japan Agreement	Cumulative Revenue Through June 30, 2022	Deferred Revenue at June 30, 2022	Total Consideration Through June 30, 2022
License	$100,347	$—	$100,347
Development revenue	16,709	—	16,709
Total license and development revenue	$117,056	$—	$117,056

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2022 under the Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Japan Agreement.

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). The related drug product revenue, as described under Drug Product Revenue section below, was immaterial for the three months ended June 30, 2022, $(2.0) million for the three months ended June 30, 2021, and $7.6 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

On March 21, 2022, EVRENZO® (roxadustat) was registered with the Russian Ministry of Health. The Company evaluated the regulatory milestone payment associated with the approval in Russia under the Europe Agreement and concluded that this milestone was achieved in the first quarter of 2022. Accordingly, the consideration of $25.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Europe Agreement, all of which was recognized as revenue during the first quarter of 2022 from performance obligations satisfied. Such amount was billed and recorded in accounts receivable from Astellas as of March 31, 2022 and received in April 2022.

The aggregate amount of consideration received under the Europe Agreement through June 30, 2022 totaled $685.0 million, excluding drug product revenue that is discussed separately below.

Amounts recognized as license revenue and development revenue under the Europe Agreement with Astellas were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2022	2021	2022	2021
Europe	License revenue	$—	$—	$22,590	$—
	Development revenue	$1,746	$2,546	$6,894	$6,077

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the Europe Agreement with Astellas, along with any associated deferred revenue as follows (in thousands):

Europe Agreement	Cumulative Revenue Through June 30, 2022	Deferred Revenue at June 30, 2022	Total Consideration Through June 30, 2022
License	$618,975	$—	$618,975
Development revenue	277,536	—	277,536
Total license and development revenue	$896,511	$—	$896,511

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended June 30, 2022 under the Europe Agreement. The remainder of the transaction price related to the Europe Agreement includes $7.6 million of variable consideration from estimated future co-development billing and is estimated to be recognized over the remaining development service period.

Under the Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an EU Supply Agreement under the Europe Agreement with Astellas (“EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue, as described under Drug Product Revenue section below, was $1.1 million for the three and six months ended June 30, 2022, respectively. There was no related drug product revenue for the three and six months ended June 30, 2021.

AstraZeneca Agreements

U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca AB ("AstraZeneca") for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the U.S./RoW Agreement, AstraZeneca agreed to pay upfront, non-contingent, non-refundable and time-based payments, and potential milestone payments, totaling $1.2 billion. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for shipment of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

The aggregate amount of consideration received under the U.S./RoW Agreement through June 30, 2022 totaled $439.0 million, excluding drug product revenue that is discussed separately below. While FibroGen and AstraZeneca continue to develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes, the Company has not been able to agree on a path forward for AstraZeneca to fund further roxadustat development for CKD anemia in the U.S. Therefore, the Company does not expect to receive most or all of the remaining U.S./RoW Agreement milestones from AstraZeneca.

In 2020, the Company entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three and six months ended June 30, 2022, and the related drug product revenue was $(6.7) million and $(2.2) million for the three and six months ended June 30, 2021, respectively. See Drug Product Revenue section below.

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

The aggregate amount of such consideration received for milestone and upfront payments through June 30, 2022 totaled $77.2 million.

China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. ("FibroGen Beijing"), and FibroGen International (Hong Kong) Limited (collectively “FibroGen China”) and AstraZeneca entered into the China Amendment, relating to the development and commercialization of roxadustat in China. Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. ("Falikang"), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

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

Amounts recognized as revenue under the U.S./RoW Agreement and China Agreement with AstraZeneca were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2022	2021	2022	2021
U.S. / RoW and China	License revenue	$—	$—	$—	$—
	Development revenue	3,352	16,993	9,171	27,969

The transaction price related to consideration received and accounts receivable has been allocated to each of the following performance obligations under the U.S./RoW Agreement and China Agreement with AstraZeneca, along with any associated deferred revenue as follows (in thousands):

U.S. / RoW and China Agreements	Cumulative Revenue Through June 30, 2022	Deferred Revenue at June 30, 2022		Total Consideration Through June 30, 2022
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	612,290	—		612,290
China performance obligation *	71,527	170,514		242,041
Total license and development revenue	$1,025,661	$170,514	**	$1,196,175

* China performance obligation revenue is recognized as product revenue, as described under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of June 30, 2022, deferred revenue included $157.3 million related to the U.S./RoW Agreement and China Agreement, which represents the net of $170.5 million of deferred revenue presented above and a $13.2 million unbilled co-development revenue under the China Amendment with AstraZeneca.

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2022 under the U.S./RoW Agreement. The remainder of the transaction price related to the U.S./RoW Agreement and China Agreement includes $18.0 million of variable consideration from estimated future co-development billing and is estimated to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang.

The net product revenue from the sales to Falikang was $19.7 million and $11.8 million for the three months ended June 30, 2022 and 2021, and $36.0 million and $22.2 million for the six months ended June 30, 2022 and 2021, respectively, as described under Product Revenue, Net section below.

In addition to sales to Falikang, the net product revenue from direct sales distributors in China was $3.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, and $6.2 million and $6.6 million for the six months ended June 30, 2022 and 2021, respectively, as described as direct sales under Product Revenue, Net section below.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct Sales:
Gross revenue	$3,533	$2,230	$6,362	$7,659
Discounts and rebates	(13)	(618)	(187)	(1,181)
Sales returns	(1)	(1)	3	88
Direct sales revenue, net	3,519	1,611	6,178	6,566

Sales to Falikang:
Gross transaction price	28,281	26,714	51,007	51,115
Profit share	(10,065)	(9,573)	(18,914)	(19,636)
Net transaction price	18,216	17,141	32,093	31,479
Decrease (increase) in deferred revenue	1,521	(5,381)	3,866	(9,312)
Sales to Falikang revenue, net	19,737	11,760	35,959	22,167
Total product revenue, net	$23,256	$13,371	$42,137	$28,733

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

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

	Balance at December 31, 2021	Additions	Deduction	Currency Translation and Other	Balance at June 30, 2022
Product revenue - Direct sales - contract liabilities	$(3,176)	$(286)	$1,903	$157	$(1,402)

The above contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales were $0.7 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized over future periods as the performance obligation is satisfied. Following updates to its estimates, the Company recognized $1.5 million and $3.9 million from the previously deferred revenue of the China performance obligation during the three and six months ended June 30, 2022, respectively.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Currency Translation and Other	Balance at June 30, 2022
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(171,516)	$(36,184)	$35,959	$1,227	$(170,514)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of June 30, 2022, approximately $14.9 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $6.5 million and $13.4 million as of June 30, 2022 and December 31, 2021, respectively.

Drug Product Revenue

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Astellas - Japan Agreement	$17	$(1,974)	$7,611	$2,056
Astellas - Europe Agreement	1,076	—	1,076	—
AstraZeneca - U.S. Agreement	—	(6,674)	—	(2,224)
Drug product revenue	$1,093	$(8,648)	$8,687	$(168)

During the first quarter of 2022, the Company fulfilled a shipment obligation under the terms of Japan Amendment with Astellas, and recognized related drug product revenue of $9.8 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and accordingly recorded adjustments to the drug product revenue of $(2.2) million, $(2.0) million and $4.0 million for the first quarter of 2022, the second quarter of 2021 and the first quarter of 2021, respectively. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the second quarter of 2022, the Company transferred bulk drug product for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the final consideration. In addition, the Company recognized royalty revenue of $0.1 million as drug product revenue from the deferred revenue under the Europe Agreement during the second quarter of 2022. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the territory.

During the first quarter of 2022, the Company billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. During the first and second quarter of 2022, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, the Company reclassified $43.3 million from deferred revenue to accrued liabilities as of June 30, 2022, representing its best estimate that this amount will be paid in the first quarter of 2023.

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities as of June 30, 2022.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at June 30, 2022
Astellas - Japan Agreement	$(1,974)	$(2,226)	$—	$4,200	$—
Astellas - Europe Agreement	(25,891)	(72,409)	90	43,273	(54,937)
AstraZeneca - U.S. Agreement	(11,171)	—	—	11,171	—
Drug product revenue - deferred revenue	$(39,036)	$(74,635)	$90	$58,644	$(54,937)

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

Amounts recognized as revenue under the Eluminex were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2022	2021	2022	2021
Eluminex	Other revenue - contract manufacturing	$280	$—	$1,042	$—

3. Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion, while AstraZeneca meets both the power and economic criteria under the ASC 810 to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. The Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the condensed consolidated statement of operations and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, these loans have been immaterial.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2021	Share of Net Income	Currency Translation	Balance at June 30, 2022
Falikang	51.1%	$3,825	$885	$(216)	$4,494

Falikang is considered a related party to the Company. See Note 7, Related Party Transactions, for related disclosures.

4. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$34,123	$—	$—	$34,123
Corporate bonds	—	125,491	—	125,491
Commercial paper	—	55,307	—	55,307
U.S. government bonds	105,383	10,972	—	116,355
Agency bonds	—	14,930	—	14,930
Asset-backed securities	—	4,741	—	4,741
Foreign government bonds	—	4,954	—	4,954
Total	$139,506	$216,395	$—	$355,901

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$58,801	$—	$—	$58,801
Corporate bonds	—	182,646	—	182,646
Commercial paper	—	69,079	—	69,079
U.S. government bonds	91,522	—	—	91,522
Agency bonds	—	23,275	—	23,275
Asset-backed securities	—	27,087	—	27,087
Foreign government bonds	—	9,154	—	9,154
Total	$150,323	$311,241	$—	$461,564

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data, and other observable inputs. There were no transfers of assets between levels during the three and six months ended June 30, 2022.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$128,152	$111,422
Commercial paper	5,483	1,000
Money market funds	34,123	58,801
Total cash and cash equivalents	$167,758	$171,223

At June 30, 2022 and December 31, 2021, a total of $98.8 million and $91.2 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$127,387	$—	$(1,896)	$125,491
Commercial paper	49,824	—	—	49,824
U.S. government bonds	118,142	—	(1,787)	116,355
Agency bonds	15,235	—	(305)	14,930
Asset-backed securities	4,751	—	(10)	4,741
Foreign government bonds	5,032	—	(78)	4,954
Total investments	$320,371	$—	$(4,076)	$316,295

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate bonds	$183,136	$2	$(492)	$182,646
Commercial paper	68,079	—	—	68,079
U.S. government bonds	91,840	—	(318)	91,522
Agency bonds	23,339	—	(64)	23,275
Asset-backed securities	27,105	—	(18)	27,087
Foreign government bonds	9,165	—	(11)	9,154
Total investments	$402,664	$2	$(903)	$401,763

At June 30, 2022, the available-for-sale investments had contractual maturities range from several months to two years.

The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any other-than-temporary impairment loss during the three and six months ended June 30, 2022 and 2021.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,220	$1,363
Work-in-progress	34,488	21,499
Finished goods	5,191	8,153
Total inventories	$40,899	$31,015

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Preclinical and clinical trial accruals	$66,553	$56,283
API and bulk drug product price true-up	54,443	—
Acquired in-process research and development asset	—	35,000
Payroll and related accruals	13,480	20,909
Accrued co-promotion expenses - current	32,352	25,746
Contract liabilities to pharmaceutical distributors	1,402	3,176
Roxadustat profit share to AstraZeneca	7,497	7,895
Property taxes and other taxes	5,449	12,610
Professional services	4,929	6,074
Other	6,994	4,906
Total accrued and other current liabilities	$193,099	$172,599

The accrued liabilities of $54.4 million for API and bulk drug product price true-up as of June 30, 2022 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Japan Amendment with Astellas, the bulk drug product transferred under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and the bulk drug product shipments to AstraZeneca under the terms of the Master Supply Agreement. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The acquired in-process research and development asset of $35.0 million as of December 31, 2021 was related to the upfront payment under an exclusive license and option agreement with HiFiBiO Therapeutics (“HiFiBiO”), which was paid during the six months ended June 30, 2022.

6. Income Taxes

Provisions for (benefit from) income tax for the three and six months ended June 30, 2022 and 2021 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

7. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $1.8 million and $2.6 million for the three months ended June 30, 2022 and 2021, and $29.6 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively. The Company also recorded drug product revenue from Astellas of $1.1 million and $(2.0) million for the three months ended June 30, 2022 and 2021, and $8.7 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, accounts receivable from Astellas were $26.1 million and $10.9 million, respectively.

As of June 30, 2022 and December 31, 2021, total deferred revenue from Astellas was $54.9 million and $27.9 million, respectively.

As of June 30, 2022, the amount due to Astellas was $43.3 million. As of December 31, 2021, amount due to Astellas was immaterial.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Variable Interest Entity, for details.

The net product revenue from Falikang was $19.7 million and $11.8 million for the three months ended June 30, 2022 and 2021, and $36.0 million and $22.2 million for the six months ended June 30, 2022 and 2021, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.6 million for each of the three months ended June 30, 2022 and 2021, and $0.9 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company’s equity method investment in Falikang was $4.5 million and $3.8 million, respectively. See Note 3, Variable Interest Entity, for details.

As of June 30, 2022, accounts receivable, net, from Falikang was of $0.7 million. As of December 31, 2021, accounts receivable, net, from Falikang was zero.

The total deferred revenue from Falikang was zero as of June 30, 2022. The total deferred revenue from Falikang was $1.2 million as of December 31, 2021.

8. Commitments and Contingencies

Contract Obligations

As of June 30, 2022, the Company had $94.1 million of operating lease liabilities.

As of June 30, 2022, the Company had outstanding total non-cancelable purchase obligations of $57.7 million, including $33.2 million for manufacture and supply of pamrevlumab, $9.2 million for manufacture and supply of roxadustat, and $15.3 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2022, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action in its condensed consolidated balance sheets as of June 30, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

In April 2021, three putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval between November 2019 and December 2020. Plaintiffs seek to represent a class of persons or entities that purchased FibroGen securities between November 8, 2019 and April 6, 2021. In May 2021, two additional putative securities class action complaints were filed against Defendants alleging the same claims. One of the lawsuits alleges that Defendants made materially false and misleading statements between October 2017 and December 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between October 18, 2017 and April 6, 2021. The other lawsuit alleges that Defendants made materially false and misleading statements between December 2018 and February 2020 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and April 6, 2021. All plaintiffs seek unspecified monetary damages and other relief. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. Defendants filed motions to dismiss the Complaint on January 14, 2022. Plaintiffs’ opposition to Defendants’ motions to dismiss was due March 4, 2022 and Defendants’ reply briefs were due April 8, 2022. On July 15, 2022, the court issued an order denying Defendants’ motions to dismiss. Defendants’ answer to the Complaint is due September 13, 2022.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of FibroGen’s current and former officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The action remains stayed at this time. On December 27, 2021, a second purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware. The complaint names seventeen of FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint, as well as allegations of insider trading against certain defendants. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The action remains stayed at this time. On April 14, 2022, a third purported shareholder derivative complaint was filed in the Delaware Court of Chancery. It names the same defendants as the second purported shareholder derivative action and asserts similar claims based upon similar allegations. The complaint seeks unspecified damages, attorneys’ fees, and other costs. Defendants have not been served in the third action.

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

On August 3, 2022, the Company's Board of Directors received two litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. The Company may in the future receive such additional demands.

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

9. Subsequent Event

On July 26, 2022, the Company received a written evidence from China’s State Taxation Administration, which confirms the transfer of certain intellectual property rights in 2020 relating to the Company’s Chinese business between its wholly owned subsidiaries is exempted from value added tax (“VAT”). The Company evaluated this subsequent event and concluded that it required adjustment and disclosure in the condensed consolidated financial statements. Specifically, the Company released the previously accrued input VAT and output VAT (with a zero net impact to the condensed consolidated balance sheet), the related VAT surcharge, and the estimated late payment fees. As a result, for the three months ended June 30, 2022, the Company recorded a reduction of $8.2 million to the accrued and other current liabilities, and a reduction of $2.3 million to the other assets in the condensed consolidated balance sheet, and a reduction of $6.0 million to other expenses in the condensed consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 and as amended on March 4, 2022 (“2021 Form 10-K”).

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

We have a pipeline of late-stage clinical programs as well as preclinical drug candidates at various stages of development that include both small molecules and biologics. We have leveraged our internally developed 2-oxoglutarate and connective tissue growth factor biology expertise as well as in-licensing of additional programs, such as antibodies targeting Galectin-9 protein (“Gal-9”) and C-C Motif Chemokine Receptor 8 (“CCR8”), to further enhance our late-stage preclinical pipeline. Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except for per share data)
Result of Operations
Revenue	$29,806	$24,364	$90,633	$62,793
Operating costs and expenses	108,030	158,199	231,849	267,056
Net loss	(72,624)	(133,988)	(135,829)	(205,743)
Net loss per share - basic and diluted	$(0.78)	$(1.45)	$(1.46)	$(2.24)

			June 30, 2022	December 31, 2021
			(in thousands)
Balance Sheet
Cash and cash equivalents			$167,758	$171,223
Short-term and long-term investments			316,295	401,763
Accounts receivable			$33,573	$17,401

Our revenue for the three and six months ended June 30, 2022 included the revenue recognized related to the following:

•
$5.2 million and $16.2 million development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca AB (“AstraZeneca”);
•
$23.3 million and $42.1 million of net product revenue from roxadustat commercial sales in China; and
•
$1.1 million and $8.7 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

Our revenue for the six months ended June 30, 2022 also included $25.0 million regulatory milestone recognized during the first quarter of 2022 under our collaboration agreements with our partner Astellas Pharma Inc. (“Astellas”) associated with the approval of EVRENZO® (roxadustat) in Russia. Of this amount, $22.6 million was recognized as license revenue and the remainder included as development revenue.

As a comparison, our revenue for the three and six months ended June 30, 2021 included the revenue recognized related to the following:

•
$19.6 million and $34.2 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$13.4 million and $28.7 million of net product revenue from roxadustat commercial sales in China; and
•
$(8.6) million and $(0.2) million of drug product revenue primarily resulted from the deferred considerations of roxadustat bulk drug or API deliveries to AstraZeneca and Astellas.

Operating costs and expenses for the three months ended June 30, 2022 decreased compared to the same period a year ago as a result of the net effect of the following:

•
$25.0 million for acquired in-process research and development asset from HiFiBiO Therapeutics (“HiFiBiO”) in the prior year period, which did not recur in the current year period;
•
$13.4 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab;
•
$6.1 million lower clinical trial expenses associated with roxadustat post-approval safety studies and Phase 3 trials for pamrevlumab;
•
$4.1 million lower employee-related expenses and $2.3 million lower stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the complete response letter (“CRL”) for roxadustat in the United States (“U.S.”); and
•
$3.7 million higher cost of goods sold due to higher roxadustat product sales.

Operating costs and expenses for the six months ended June 30, 2022 decreased compared to the same period a year ago as a result of the net effect of the following:

•
$25.0 million for acquired in-process research and development asset from HiFiBiO in the prior year period, which did not recur in the current year period;
•
$7.0 million lower employee-related expenses and $4.6 million lower stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort mentioned above; and
•
$4.6 million higher cost of goods sold due to higher roxadustat product sales.

For the three and six months ended June 30, 2022, we had a net loss of $72.6 million and $135.8 million, respectively, or a net loss per basic and diluted share of $0.78 and $1.46, respectively, as compared to a net loss of $134.0 million and $205.7 million for the same periods a year ago, due to increases in revenue, and decreases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $517.6 million at June 30, 2022, a decrease of $72.8 million from December 31, 2021, primarily due to the cash used in operations and investment in our preclinical pipeline.

Commercial and Development Programs

The following is an overview of our clinical and commercial programs.

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our most advanced product, an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Roxadustat continues to be approved in jurisdictions throughout the world, including recent marketing approvals in Mexico and South Africa. Roxadustat (爱瑞卓®️, EVRENZOTM) is now approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease ("CKD") patients on dialysis and those not on dialysis.

In China, roxadustat (tradename: 爱瑞卓®) has seen significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the second quarter of 2022, roxadustat achieved an over 80% increase in sales volume relative to the second quarter of 2021, with net sales offset by the reduced price associated with the 2021 National Reimbursement Drug List. As of May 2022, roxadustat was the top CKD anemia brand in China with approximately 33% value share within the segment of erythropoiesis stimulating agents (“ESAs”) and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor on the market in China).

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We continue to enroll MATTERHORN, our Phase 2/3 placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for treatment of anemia in myelodysplastic syndromes (“MDS”) in the U.S. and Europe. This trial is studying roxadustat in transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence by 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline data from this study in the first half of 2023.

We have discontinued recruitment of the Phase 3 study of roxadustat for the treatment of MDS in China due to difficulties with enrollment. Patients already randomized on the study will continue treatment under the study protocol. We will revisit our regulatory plans for roxadustat for the treatment of MDS in China at the conclusion of the MATTERHORN study.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We continue to enroll our randomized, active controlled Phase 3 clinical trial in China of roxadustat in CIA for non-myeloid malignancies. The study will enroll approximately 146 subjects and the primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13.

Currently there are no plans to move forward with CIA in other territories. We may revisit that decision once we review the results from the study in China. We released additional data from WHITNEY, our Phase 2 clinical trial of roxadustat in the U.S. in chemotherapy-induced anemia (“CIA”), at the 2022 American Society of Clinical Oncology annual meeting.

Monoclonal Antibody Targeting Connective Tissue Growth Factor

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of connective tissue growth factor, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

The U.S. Food and Drug Administration has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer ("LAPC"), and Duchenne muscular dystrophy (“DMD”) (with DMD receiving Rare Pediatric Disease designation).

Pamrevlumab for the Treatment of Idiopathic Pulmonary Fibrosis

We are conducting two randomized, double-blind, placebo-controlled, Phase 3 studies of pamrevlumab in IPF. Each study has a primary efficacy endpoint for the U.S. of change from baseline in forced vital capacity (“FVC”). For Europe, these same trials utilize a different primary efficacy endpoint of disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death), with change of FVC as the key secondary endpoint. Other secondary endpoints will include clinical outcomes of disease progression, acute IPF exacerbations, patient reported outcomes, and quantitative changes in lung fibrosis volume from baseline.

We completed enrollment of ZEPHYRUS-1, our first Phase 3 trial of pamrevlumab in 356 IPF patients, and we expect topline data from ZEPHYRUS-1 in mid-2023.

We continue to enroll patients in ZEPHYRUS-2, our second Phase 3 trial of pamrevlumab in approximately 340 IPF patients.

Pamrevlumab for the Treatment of Locally Advanced Unresectable Pancreatic Cancer

We completed enrollment of LAPIS, our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for LAPC. We enrolled 284 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). After conducting the interim analysis of event-free survival, we are not filing a Biologics License Application for accelerated approval. As planned, we will continue the study to its primary endpoint of overall survival, with topline data expected in the first half of 2024.

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

Ambulatory Patients

In the second quarter of 2022, we completed enrollment of our double-blind, placebo-controlled Phase 3 clinical trial, LELANTOS-2, evaluating pamrevlumab in combination with systemic corticosteroids in 73 ambulatory DMD patients. Patients aged 6-12 are randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52. We expect topline data from this study in the second half of 2023.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Europe Agreement”). Under these agreements, the aggregate amount of such consideration received through June 30, 2022 totaled $790.1 million.

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

In 2018, FibroGen and Astellas entered into an amendment to the Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Japan Amendment”). The related drug product revenue was immaterial for the three months ended June 30, 2022, $(2.0) million for three months ended June 30, 2021, and $7.6 million and $2.1 million for six months ended June 30, 2022 and 2021, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement under the Europe Agreement with Astellas to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue was $1.1 million for the three and six months ended June 30, 2022, respectively. There was no related drug product revenue for the three and six months ended June 30, 2021.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China ("U.S./RoW Agreement"). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“China Agreement”). Under the AstraZeneca agreements, aggregate amount of such consideration received through June 30, 2022 totaled $516.2 million.

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

In 2020, we entered into Master Supply Agreement under the U.S./RoW Agreement with AstraZeneca (“Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three and six months ended June 30, 2022, and the related drug product revenue was $(6.7) million and $(2.2) million for the three and six months ended June 30, 2021, respectively.

China Amendment

In July 2020, FibroGen China and AstraZeneca entered into an amendment, effective July 1, 2020, to the China Agreement, relating to the development and commercialization of roxadustat in China (the “China Amendment”). Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. ("Falikang"), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized related net product revenue of $23.3 million and $13.4 million for the three months ended June 30, 2022 and 2021, and $42.1 million and $28.7 million for the six months ended June 30, 2022 and 2021, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2022 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through June 30, 2022	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Japan Agreement	$105,093	$67,500	$172,593
Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
U.S. / RoW Agreement	439,000	810,000	1,249,000
China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$—	$—	NM	$22,590	$—	$22,590	NM
Development and other revenue	5,457	19,641	(14,184)	(72)%	17,219	34,228	(17,009)	(50)%
Product revenue, net	23,256	13,371	9,885	74%	42,137	28,733	13,404	47%
Drug product revenue	1,093	(8,648)	9,741	113%	8,687	(168)	8,855	5,271%
Total revenue	$29,806	$24,364	$5,442	22%	$90,633	$62,793	$27,840	44%

NM = Not meaningful

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and is expected to continue through 2028. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of June 30, 2022, the estimated future non-contingent development periods range from 21 to 33 months. Other revenues consist of contract manufacturing revenue and sales of research and development material and have not been material for any of the periods presented.

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

Total revenue increased $5.4 million, or 22% for the three months ended June 30, 2022 and $27.8 million, or 44% for the six months ended June 30, 2022 compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$—	$—	NM	$22,590	$—	$22,590	NM
Total license revenue	$—	$—	$—	NM	$22,590	$—	$22,590	NM

NM = Not meaningful

License revenue recognized under our collaboration agreements with Astellas for the six months ended June 30, 2022 represented the allocated revenue of related to $25.0 million regulatory milestone associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved. We did not have any license revenue for the three months ended June 30, 2022 and the three and six months ended June 30, 2021.

Development and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Development revenue:
Astellas	$1,825	$2,645	$(820)	(31)%	$7,005	$6,256	$749	12%
AstraZeneca	3,352	16,993	(13,641)	(80)%	9,171	27,969	(18,798)	(67)%
Total development revenue	5,177	19,638	(14,461)	(74)%	16,176	34,225	(18,049)	(53)%
Other revenue	280	3	277	9,233%	1,043	3	1,040	34,667%
Total development and other revenue	$5,457	$19,641	$(14,184)	(72)%	$17,219	$34,228	$(17,009)	(50)%

Development and other revenue decreased $14.2 million, or 72% for the three months ended June 30, 2022 and $17.0 million, or 50% for the six months ended June 30, 2022, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas decreased in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the three and six months ended June 30, 2022 as a result of the substantial completion of Phase 3 trials for roxadustat. Development revenue recognized under our collaboration agreements with Astellas for the six months ended June 30, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone associated with the approval in Russia during the first quarter of 2022.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three and six months ended June 30, 2022 was impacted by the decrease in CKD-related co-development billings in the U.S.

Other revenue recognized for the three and six months ended June 30, 2022 was primarily related to our contract manufacturing agreement with Eluminex Biosciences (Suzhou) Limited (“Eluminex”), under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex.

Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$3,533	$2,230	$1,303	58%	$6,362	$7,659	$(1,297)	(17)%
Discounts and rebates	(13)	(618)	605	(98)%	(187)	(1,181)	994	(84)%
Sales returns	(1)	(1)	—	—%	3	88	(85)	(97)%
Direct sales revenue, net	3,519	1,611	1,908	118%	6,178	6,566	(388)	(6)%

Sales to Falikang:
Gross transaction price	28,281	26,714	1,567	6%	51,007	51,115	(108)	—%
Profit share	(10,065)	(9,573)	(492)	5%	(18,914)	(19,636)	722	(4)%
Net transaction price	18,216	17,141	1,075	6%	32,093	31,479	614	2%
Decrease (increase) in deferred revenue	1,521	(5,381)	6,902	(128)%	3,866	(9,312)	13,178	(142)%
Sales to Falikang revenue, net	19,737	11,760	7,977	68%	35,959	22,167	13,792	62%
Total product revenue, net	$23,256	$13,371	$9,885	74%	$42,137	$28,733	$13,404	47%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $9.9 million, or 74% for the three months ended June 30, 2022, and $13.4 million, or 47% for the six months ended June 30, 2022 compared to the same periods a year ago.

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

Product revenue from direct sales, net increased $1.9 million, or 118% for the three months ended June 30, 2022, compared to the same period a year ago. The gross product revenue from direct sales to distributors increased $1.3 million for the three months ended June 30, 2022 primarily due to the increase in sales volume, partially offset by the lower NRDL price effective in the first quarter of 2022 and unfavorable foreign currency translation rate of Renminbi against the U.S. dollar during the current year period.

Product revenue from direct sales, net decreased $0.4 million or 6% for the six months ended June 30, 2022, compared to the same period a year ago. The gross product revenue from direct sales to distributors decreased $1.3 million for the six months ended June 30, 2022, compared to the same period a year ago, primarily due to the lower NRDL price effective in the first quarter of 2022 and unfavorable foreign currency translation rate of Renminbi against the U.S. dollar during the current year period, partially offset by the increase in sales volume.

The total discounts and rebates were immaterial for the three and six months ended June 30, 2022 as compared to the same periods a year ago due to the continuous settlement as well as transition from direct sales to sales to Falikang.

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

Sales to Falikang revenue, net increased $8.0 million, or 68% for the three months ended June 30, 2022, and $13.8 million, or 62% for the six months ended June 30, 2022 compared to the same periods a year ago. The gross transfer price increased $1.6 million and the calculated profit share increased $0.5 million for the three months ended June 30, 2022, and the gross transfer price remained relatively flat and the calculated profit share decreased $0.7 million for the six months ended June 30, 2022, primarily due to the increase in sales volume, offset by the lower NRDL price effective in the first quarter of 2022.

Following updates to our estimates, we recognized $1.5 million and $3.9 million from the previously deferred revenue of the China performance obligation for the three and six months ended June 30, 2022, respectively. Comparatively, for the three and six months ended June 30, 2021 we deferred $5.4 million and $9.3 million from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Drug product revenue:
Astellas - Japan Agreement	$17	$(1,974)	$1,991	101%	$7,611	$2,056	$5,555	270%
Astellas - Europe Agreement	1,076	—	1,076	NM	1,076	—	1,076	NM
AstraZeneca - U.S. Agreement	—	(6,674)	6,674	NM	—	(2,224)	2,224	NM
Total drug product revenue:	$1,093	$(8,648)	$9,741	113%	$8,687	$(168)	$8,855	5,271%

NM = Not meaningful

During the first quarter of 2022, we fulfilled a shipment obligation under the terms of Japan Amendment with Astellas and recognized related drug product revenue of $9.8 million in the same period. In addition, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $2.2 million during the first quarter of 2022, a reduction to the drug product revenue of $2.0 million during the second quarter of 2021, and $4.0 million additional drug product revenue during the first quarter of 2021, respectively. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the second quarter of 2022, we transferred bulk drug product for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the final consideration. In addition, we recognized royalty revenue of $0.1 million as drug product revenue from the deferred revenue under the Europe Agreement during the second quarter of 2022. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the territory.

During the first quarter of 2022, we billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes under the terms of the Europe Agreement and the EU Supply Agreement with Astellas. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. During the first quarter of 2022, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified $43.3 million from deferred revenue to accrued liabilities as of June 30, 2022, representing our best estimate that this amount will be paid in the first quarter of 2023.

During the first quarter of 2021, we shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Europe Agreement with Astellas. We constrained the consideration of $11.8 million from this shipment due to a high degree of uncertainty associated to the final consideration, which was recorded as deferred revenue and will be recognized as and when uncertainty is resolved.

We shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement in 2020 and during the first half of 2021. Following the CRL for roxadustat in the U.S. received in August 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price, and recorded $11.2 million as deferred revenue. During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the Master Supply Agreement. As a result, we reclassified $11.2 million from the related deferred revenue to accrued liabilities as of June 30, 2022.

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$6,809	$3,078	$3,731	121%	$11,048	$6,479	$4,569	71%
Research and development	70,963	122,567	(51,604)	(42)%	159,981	197,243	(37,262)	(19)%
Selling, general and administrative	30,258	32,554	(2,296)	(7)%	60,820	63,334	(2,514)	(4)%
Total operating costs and expenses	$108,030	$158,199	$(50,169)	(32)%	$231,849	$267,056	$(35,207)	(13)%
Total operating costs and expenses decreased $50.2 million, or 32% for the three months ended June 30, 2022, and $35.2 million or 13% for the six months ended June 30, 2022, compared to the same periods a year ago, for the reason discussed in the sections below.

Cost of Goods Sold

Cost of goods sold increased $3.7 million, or 121% for the three months ended June 30, 2022 and $4.6 million or 71% for the six months ended June 30, 2022, compared to the same periods a year ago.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $4.9 million for the three months ended June 30, 2022, as compared to $1.9 million to the same period a year ago, an increase of $3.0 million, or 152%, and was $7.5 million for the six months ended June 30, 2022, as compared to $4.6 million to the same period a year ago, an increase of $2.9 million, or 62%, resulting from the increase in the sales volume, partially offset by improved unit cost efficiency due to higher production volume.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $1.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, and $2.6 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Cost of goods sold for the three and six months ended June 30, 2022 also included manufacturing costs of $0.3 million and $0.9 million, respectively, related to our contract manufacturing revenue from Eluminex.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2022 and 2021 :

		Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Phase of Development	2022	2021	2022	2021
		(in thousands)
Roxadustat	Phase 3	$10,747	$27,313	$27,418	$53,641
Pamrevlumab	Phase 2/3	48,107	58,277	109,512	93,523
Other research and development expenses		12,109	36,977	23,051	50,079
Total research and development expenses		$70,963	$122,567	$159,981	$197,243

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $51.6 million, or 42% for the three months ended June 30, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Decrease of $25.0 million for acquired in-process research and development asset from HiFiBiO, which incurred in the prior year period;
•
Decrease of $13.4 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab;

•
Decrease of $6.1 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and CKD studies for roxadustat; and
•
Decrease of $3.7 million in employee-related costs and decrease of $1.6 million in stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in the U.S.

Research and development expenses decreased $37.3 million or 19% for the six months ended June 30, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Decrease of $25.0 million for acquired in-process research and development asset from HiFiBiO, which incurred in the prior year period; and
•
Decrease of $6.7 million in employee-related costs and decrease of $4.2 million in stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in the U.S.

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

SG&A expenses decreased $2.3 million, or 7% for the three months ended June 30, 2022, compared to the same period a year ago, primarily as a result of the following:

•
Decrease of $1.9 million in legal expenses primarily associated with less corporate legal activities and proprietary-related activities compared to the prior year period; and
•
Decrease of $0.8 million in stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in the U.S.

SG&A expenses decreased $2.5 million, or 4% for the six months ended June 30, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Decrease of $1.7 million in outside services expenses due to lower sample costs for roxadustat in China; and
•
Decrease of $1.3 million in legal expenses primarily associated with less corporate legal activities and proprietary-related activities compared to the prior year period.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(141)	$(355)	$214	(60)%	$(238)	$(856)	$618	(72)%
Interest income and other income (expenses), net	5,199	(363)	5,562	1,532%	4,876	(817)	5,693	697%
Total interest and other, net	$5,058	$(718)	$5,776	804%	$4,638	$(1,673)	$6,311	377%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense decreased $0.2 million, or 60% for the three months ended June 30, 2022, and $0.6 million or 72% for the six months ended June 30, 2022 compared to the same periods a year ago. The decrease was primarily due to the lease modification and renewal in 2021 being classified as operating leases, as compared to finance leases previously.

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

Interest income and other income (expenses), net improved $5.6 million, or 1,532% for the three months ended June 30, 2022, and $5.7 million, or 697% for the six months ended June 30, 2022 compared to the same periods a year ago, primarily due to a reduction of $6.0 million recorded during the second quarter of 2022 to other expenses to release the previously estimated late payment fees related to value added tax in China. See Note 9, Subsequent Event, to the condensed consolidated financial statements for details.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Loss before income taxes	$(73,166)	$(134,553)	$(136,578)	$(205,936)
Provision for (benefit from) income taxes	23	(3)	136	130
Effective tax rate	—%	—%	(0.1)%	(0.1)%

Provisions for (benefit from) income taxes for the three and six months ended June 30, 2022 and 2021 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the three and six months ended June 30, 2022 and 2021. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of June 30, 2022, we had cash and cash equivalents of $167.8 million, compared to $171.2 million as of December 31, 2021. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of June 30, 2022, we had short-term and long-term investments of $270.4 million and $45.9 million, respectively, compared to $234.0 million and $167.8 million, respectively, as of December 31, 2021. As of June 30, 2022, a total of $98.8 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $77.5 million held in China, to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(41,540)	$(71,527)
Investing activities	43,240	(254,252)
Financing activities	(806)	301
Effect of exchange rate changes on cash and cash equivalents	(4,359)	446
Net decrease in cash and cash equivalents	$(3,465)	$(325,032)

Operating Activities

Net cash used in operating activities was $41.5 million for the six months ended June 30, 2022 and consisted primarily of net loss of $135.8 million adjusted for non-operating cash items of $39.7 million, offset by a net increase in operating assets and liabilities of $54.6 million. The significant non-operating cash items included stock-based compensation expense of $33.8 million, and depreciation expense of $5.0 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•
Accrued and other liabilities of $61.0 million, primarily related to the total of 54.4 million for API and bulk drug product price true-up as of June 30, 2022, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Japan Amendment with Astellas, the bulk drug product transferred under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and the bulk drug product shipments to AstraZeneca under the terms of the Master Supply Agreement. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. The accrued and other liabilities were also impacted by the classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment, and by the timing of invoicing and payment;

•
Prepaid expenses and other current assets of $11.6 million, primarily due to the collection of $8.0 million from Eluminex for upfront license payment during the first quarter of 2022, and less prepayments made for roxadustat API manufacturing activities; and
•
Deferred revenue of $9.7 million, primarily related to the deferred considerations of the bulk drug product transferred to Astellas under the terms of the Europe Agreement and the EU Supply Agreement during the current year period, offset by the above-mentioned reclassification to accrued liabilities, resulting from changes in estimated variable consideration associated with the API or bulk drug product deliveries fulfilled with Astellas and AstraZeneca;
•
Accounts payable of $4.2 million, primarily driven by the timing of invoicing and payments.

The increases were partially offset by the decreases resulting from the following:

•
Accounts receivable of $16.2 million, primarily due to the receivable related to the bulk drug product transferred to Astellas during the second quarter of 2022;
•
Inventories of $10.9 million, driven by the increased inventory level primarily related to inventory cost capitalized related to Europe and other territories, and FibroGen Beijing’s productions of roxadustat for commercial sales purposes; and
•
Other long-term liabilities of $7.1 million driven by the above-mentioned classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment.

Net cash used in operating activities was $71.5 million for the six months ended June 30, 2021 and consisted primarily of net loss of $205.7 million adjusted for non-cash items of $73.5 million, offset by a net increase in operating assets and liabilities of $60.7 million. The significant non-operating cash items included stock-based compensation expense of $38.4 million, expense for acquired in-process research and development asset from HiFiBiO of $25.0 million, depreciation expense of $5.2 million and amortization of finance lease right-of-use assets of $4.4 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•
Deferred revenue of $33.1 million, primarily related to the above-mentioned $11.8 million and $11.2 million of the deferred considerations of the bulk drug product shipped to Astellas and AstraZeneca, respectively, due to a high degree of uncertainty associated to the final consideration, and $9.3 million of the deferred revenue from the sales to Falikang associated with the China performance obligation. The change in deferred revenue was also driven by the extension of the estimated future non-contingent development period and recognition of revenues under our collaboration agreements with Astellas and AstraZeneca;
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

The increases were partially offset by the decreases resulting from the following:

•
Other long-term liabilities of $8.1 million, primarily due to the decrease in the co-promotional expenses with AstraZeneca for its sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year; and
•
Inventories of $7.9 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and inventory cost capitalized in the U.S.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, purchase of acquired in-process research and development asset and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $43.2 million for the six months ended June 30, 2022 and consisted primarily of $132.5 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $59.1 million of cash used in purchases of available-for-sale securities and $35.0 million of cash paid for the acquired in-process research and development asset.

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

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2022 and consisted primarily of $3.4 million of cash paid for payroll taxes on restricted stock unit releases, partially offset by $2.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”).

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2021 and consisted primarily of $11.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our ESPP, partially offset by $5.9 million of cash paid for payroll taxes on restricted stock unit releases, and $5.3 million of repayments of finance lease liabilities.

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

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of these financial statements. However, we may need additional capital thereafter and our liquidity assumptions could turn out to be wrong, or may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

As of June 30, 2022, we had $94.1 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $15.2 million expected to be paid within the next 12 months.

As of June 30, 2022, we had outstanding total non-cancelable purchase obligations of $57.7 million, including $33.2 million for manufacture and supply of pamrevlumab, $9.2 million for manufacture and supply of roxadustat, and $15.3 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $35.8 million expected to be paid within the next 12 months.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2022, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2022 compared with the disclosures in Part II, Item 7 of our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and six months ended June 30, 2022, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our consolidated balance sheets as of June 30, 2022, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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
•
The complete response letter we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be amended or terminated.*
•
Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
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
•
We may experience delays or technical problems associated with technology transfer, scale-up, or validation of our biologics manufacturing.*
•
Certain components of our products are acquired from single-source suppliers or without long-term supply agreements. The loss of these suppliers, or their failure to supply, would materially and adversely affect our business.*

Risks Related to Our Intellectual Property

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

Our near-term success depends in large part on pamrevlumab, which is in clinical development for idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer ("LAPC"), metastatic pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pamrevlumab requires substantial further development and investment and, at this time, we do not have a collaboration partner to support this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

Our near-term prospects also depend in large part on our continued development and commercialization of roxadustat in the People's Republic of China ("China"), Japan, the United States ("U.S."), and elsewhere. Roxadustat has received approval in the European Union, Great Britain, China, Japan, and other countries for chronic kidney disease ("CKD") anemia for patients on dialysis and not on dialysis. However, roxadustat received a complete response letter ("CRL") in the U.S. from the Food and Drug Administration ("FDA"). While we continue to co-commercialize roxadustat in China with AstraZeneca AB ("AstraZeneca"), and develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”), we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement will be amended or terminated.

With an eye toward the longer-term success of the Company, we are investing in new drug programs to expand our early-stage clinical pipeline. While we see great potential value in our early-stage pipeline, these programs are years away from commercialization, and the success of any development program is not guaranteed. Our near-term prospects and the price of our common stock most heavily rely on the success of our lead products pamrevlumab and roxadustat.

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

Successful commercialization of any of our products requires us to establish capabilities, including but not limited to, medical affairs, marketing, product reimbursement, sales, price reporting, pharmacovigilance, supply-chain, distribution, and other capabilities. These efforts require resources and time to either develop or acquire.

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

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA regarding roxadustat’s NDA for the treatment of anemia due to CKD, stating that it could not be approved in its present form. In addition, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process or commercial uptake in other countries.

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

The CRL we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be amended or terminated.*

In August 2021, the FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. The CRL has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and therefore will decrease and/or delay expected revenue. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement will be amended or terminated. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

We have relatively limited experience manufacturing or managing third parties in manufacturing any of our product candidates in the volumes that are expected to be necessary to support large-scale clinical trials and sales. In addition, we have limited experience forecasting supply requirements or coordinating supply chain (including export and customs management) for launch or commercialization, which is a complex process involving our third-party manufacturers and logistics providers, and for roxadustat, our collaboration partners. We may not be able to accurately forecast supplies for commercial launch or do so in a timely manner and our efforts to establish these manufacturing and supply chain management capabilities may not meet our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP, particularly if the marketing authorization or market uptake is more rapid than anticipated or we have an unanticipated surge in demand.

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as well as for raw materials and components for manufacture of our products, as required for both late-stage clinical trials, post-approval trials, and commercial supply. There is a general risk of delayed drug supply due to delays experienced by any third-party provider in the supply chain, including raw material and components suppliers, export and customs locations, and shipping companies. In addition, if we are not able to obtain regulatory approval of roxadustat in the U.S. in CKD anemia, we may have excess supply manufactured in anticipation of commercialization. Such roxadustat excess supply could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such roxadustat formulation is approved. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Insufficient supply could be a particular risk if we were to obtain regulatory approval of pamrevlumab in all indications being studied (IPF, LAPC, metastatic pancreatic cancer, and DMD). Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we have and will present to regulatory authorities certain pre-specified and post hoc (not pre-specified) sub-populations, sub-group, and sensitivity analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

We may also face competition from potential new anemia therapies currently on the market or in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) inhibitors for anemia in CKD indications include: GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Japan Tobacco, and Zydus Cadila (India) (“Zydus”). Otsuka Pharmaceutical terminated its collaboration agreement with Akebia after Akebia received a CRL from the FDA for vadadustat in March 2022.

GSK has filed an NDA for daprodustat in the U.S., with a Prescription Drug User Fee Act date of February 1, 2023, and in March 2022 announced that the EMA accepted its Marketing Authorization Application for daprodustat.

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

In China, we may face potential competition from other HIF-PH inhibitors. The most advanced among them is Enarodustat which is already approved in Japan and is licensed by Shenzhen Salubris Pharmaceutical Co., Ltd for China from Japan Tobacco. Another in-licensed compound under development is Desidustat from Zydus, a compound that is in Phase 3 trials in India. Several foreign companies with active development programs outside of China including Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration to conduct trials in China. Domestic companies including Jiangsu Hengrui Medicine Co., Ltd., Nicoya Therapeutics (Shanghai) Co. Ltd (licensed from Guandong Sunshine Health Investment Co., Ltd.), 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have active development programs in China. We will also face competition from generics who could enter the market after expiry of our patents in China, and five or more potential market players have already started bioequivalence studies. ESA is considered the standard of care for treatment of anemia of CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc.

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

Pamrevlumab is a monoclonal antibody that may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Kadmon Holdings, Inc.’s KD025, Galecto’s GB0139, Liminal BioSciences’ PBI-4050, Pliant Therapeutics’ PLN-74809, Roche/Promedior, Inc.’s PRM-151, and Boehringer Ingelheim’s BI 1015550. Roche is enrolling patients in a Phase 3 trial evaluating the efficacy and safety of PRM-151, a recombinant human pentraxin-2 (rhPTX-2), compared to placebo in patients with IPF. United Therapeutics Corporation is enrolling patients in its Phase 3 trial of treprostinil in IPF. Boehringer Ingelheim plans to initiate a Phase 3 IPF trial of BI 1015550, a phosphodiesterase 4B (PDE4B) inhibitor.

If pamrevlumab is approved and launched commercially to treat LAPC or metastatic pancreatic cancer, pamrevlumab may face competition from agents seeking approval in combination with gemcitibine and nab-paclitaxel from companies such as Rafael Pharma’s defactinib/CPI-613 and Merrimack Pharmaceuticals Inc.’s istiratumab. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer.

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

In 2021, we received a CRL for roxadustat for the treatment of anemia due to CKD in adult patients in the U.S. While we continue to co-commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a potential path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the AstraZeneca U.S./RoW Agreement will be amended or terminated. Our collaborations are exclusive for roxadustat and preclude us from entering into additional collaboration agreements with other parties in those geographies and indications already licensed.

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

We may experience delays or technical problems associated with technology transfer, scale-up, or validation of our biologics manufacturing.*

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

We have made certain manufacturing commitments to Samsung, and there is a contractual risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease some of our pamrevlumab clinical trials. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to Samsung or other manufacturers in the event that we have to manufacture lower volumes or not at all depending the results of our clinical trials. In addition, third party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

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

Certain components of our products are acquired from single-source suppliers or without long-term supply agreements. The loss of these suppliers, or their failure to supply, would materially and adversely affect our business.*

We do not have an alternative supplier of certain components of our commercial products and product candidates. While we have obligations for second-source suppliers in our roxadustat collaboration agreements, we may be unable to enter into long-term commercial supply arrangements for roxadustat or our other products, or do so on commercially reasonable terms, which could have a material adverse impact upon our business. In addition, we currently rely on our contract manufacturers to purchase from third-party suppliers some of the materials necessary to produce our product candidates. We do not have direct control over the acquisition of those materials by our contract manufacturers.

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

We have in the past been involved, and may in the future be involved, in initiating legal or administrative proceedings involving the product candidates and intellectual property of our competitors. These proceedings can result in significant costs and commitment of management time and attention, and there can be no assurance that our efforts would be successful in preventing or limiting the ability of our competitors to market competing products.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that our licensors or we were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that our licensors or we were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We have, are, and may again become involved in, opposition or interference proceedings challenging our patents and patent applications, or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

As our product candidates progress toward commercialization, our collaboration partners or we may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates, including roxadustat or pamrevlumab. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

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

Third parties have challenged and may again challenge our patents and patent applications. For example, various challenges against our HIF anemia-related technologies patent portfolio are ongoing in several territories, including Europe, the United Kingdom, and Japan. Regardless of final outcome, the potential narrowing or revocation of any of the HIF anemia-related technology patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or other territories.

Oppositions were filed against European Patent No. 2872488 (the “`488 Patent”), which claims a crystalline form of roxadustat, and against European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. Similar challenges have been filed in China against patents which claim a crystalline form of roxadustat. Final resolution of such proceedings will take time, and we cannot be assured that these patents will ultimately survive as originally granted or at all.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for CKD anemia for patients on dialysis and not on dialysis, we received a CRL in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that our other product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction.

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

•
different regulatory requirements in different countries, including for drug approvals, manufacturing, and distribution;
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
•
reduced protection for intellectual property rights in certain countries;
•
different U.S. and foreign drug import and export rules, and changes in tariffs and trade barriers;
•
economic weakness, including inflation, or foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country;
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
•
potential liability resulting from development work conducted by foreign distributors;
•
political instability in particular foreign economies and markets; and
•
business interruptions resulting from geopolitical actions specific to an international region, including war and terrorism, or natural disasters, including the differing impact of the COVID-19 pandemic on each region.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the National Medical Products Administration and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China, and we do not yet have a secondary source supplier for either roxadustat API or drug product in China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics (including the COVID-19 pandemic), earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2022, approximately $77.5 million of our cash and cash equivalents is held in China.

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

Risks Related to COVID-19

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

The COVID-19 pandemic may continue to negatively impact our and/or our partners' sales of roxadustat, clinical programs and timelines, and general productivity, the magnitude of which will depend, in part, on the progression of the disease, the efficacy of various mitigation efforts, including vaccines and other therapeutics in preventing and treating current and future COVID-19 variants, and restrictions (including lockdowns) governments impose in response to new outbreaks of COVID-19 variants.

During the pandemic, we have seen impacts from COVID-19 on various parts of our operations and at varying degrees. Currently, the greatest risks from COVID-19 are regarding enrollment of our ZEPHYRUS-2 Phase 3 IPF trial and our sales and manufacturing operations in China due to varying degrees of lockdowns there. There is a risk that our sales, manufacturing, clinical trials and operations could be further affected by additional or continued COVID-19 outbreaks or lockdowns, which could slow or pause enrollment, site initiation, manufacturing or sales. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

We believe we have sufficient stock of roxadustat and pamrevlumab supplies for our near-term expected commercial and clinical requirements. However, we only have a limited stockpile of these products, and therefore, further outbreaks of COVID-19, lockdowns like the ones in China, disruptions in shipping, or product expiration due to slowed clinical trials, could create supply shortages in our global supply chains. COVID-19 has also created increased demand for the limited global biologics manufacturing capacity, and for manufacturing supplies, including vials, reagents, supplements and media. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including those outlined above, as well as in regulatory, distribution, warehousing and other development, commercialization and launch efforts. In addition, COVID-19 presents an ongoing health risk to our employees, including members of senior management, thus potentially limiting productivity. The full extent of these potential effects is unknown, but any of which could have a material impact on our business, operating results, and financial condition.

To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Risks Related to Conflict in Ukraine

Our business could continue to be adversely affected by the ongoing war in Ukraine and the global response to it.*

The ongoing military conflict and war in Ukraine has significantly affected clinical trial sites in Ukraine where some patients are enrolled in our IPF ZEPHYRUS-2 Phase 3 clinical trial. While we are working to maintain continuity of patient treatment, patients have been negatively impacted by the war in Ukraine, and there is a risk that our ZEPHYRUS-2 clinical trial could continue to be adversely affected by the ongoing conflict due to reduced enrollment and participation by patients in Ukraine. In addition, the U.S. and other governments have taken actions, including imposed sanctions, export and import controls and trade restrictions with respect to Russian and Belarusian governments, government-related entities and other entities and individuals, which may cause significant volatility and disruptions to the global markets. It is not possible to predict the short- and long- term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate, supply chain challenges and adverse effects on currency exchange rates and financial markets. There is also a risk that the conflict could escalate and affect clinical trial sites and product sales outside of Ukraine. The full extent of these potential effects are unknown, but they could have a material impact on our business, operating results, and financial condition.

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2021, 2020 and 2019 were $290.0 million, $189.3 million and $77.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $1.4 billion. As of June 30, 2022, we had capital resources consisting of cash, cash equivalents and short-term investments of $438.1 million plus $45.9 million of long-term investments classified as available for sale securities. In addition, as of June 30, 2022, we had $33.6 million accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue to grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, cash flows from commercial sales and sales of drug product, and expected third-party collaboration revenues will allow us to fund our operating plans through at least the next 12 months. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financings or other sources, such as royalty monetization or other structured financings. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Most of our recent revenue has been earned from collaboration partners for our product candidates under development.*

If either or both of our Astellas and AstraZeneca collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our potential commercialization of roxadustat for the treatment of anemia caused by CKD, or we may require additional partnering in order to help fund such development and commercialization. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement will be amended or terminated. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our development or commercialization efforts or other operations.

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

Our Board of Directors also received two litigation demands from our purported shareholders, asking the Board of Directors to investigate and take action against certain current and former officers and directors of ours for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. We may in the future receive such additional demands.

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

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of July 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 54.84% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of the date of this filing. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Dated: August 8, 2022	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2022	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)