Form 10-Q
period 2022-09-30
FIBROGEN INC
filed 2022-11-07
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of common stock outstanding as of October 31, 2022 was 93,957,688.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$155,960	$171,223
Short-term investments	252,560	233,967
Accounts receivable, net ($14,337 and $10,930 from related parties)	15,328	17,401
Inventories	39,950	31,015
Prepaid expenses and other current assets	10,426	20,453
Total current assets	474,224	474,059
Restricted time deposits	2,072	2,072
Long-term investments	17,780	167,796
Property and equipment, net	22,287	28,277
Equity method investment in unconsolidated variable interest entity	4,631	3,825
Operating lease right-of-use assets	82,903	91,112
Other assets	4,940	6,680
Total assets	$608,837	$773,821

Liabilities, stockholders’ equity and non-controlling interests
Current liabilities:
Accounts payable	$19,323	$26,097
Accrued and other current liabilities ($55,305 and $4 to a related party)	213,806	172,599
Deferred revenue ($4,706 and $3,201 to related parties)	7,361	15,857
Operating lease liabilities, current	11,504	10,944
Total current liabilities	251,994	225,497
Product development obligations	15,422	17,613
Deferred revenue, net of current ($42,278 and $25,891 to a related party)	199,758	186,801
Operating lease liabilities, non-current	81,091	88,776
Other long-term liabilities	14,299	26,021
Total liabilities	562,564	544,708

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2022 and December 31, 2021; 93,936 and 92,881 shares issued and outstanding at September 30, 2022 and December 31, 2021	939	929
Additional paid-in capital	1,524,226	1,476,414
Accumulated other comprehensive loss	(7,346)	(4,163)
Accumulated deficit	(1,491,513)	(1,264,034)
Total stockholders’ equity	26,306	209,146
Non-controlling interests	19,967	19,967
Total equity	46,273	229,113
Total liabilities, stockholders’ equity and non-controlling interests	$608,837	$773,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License revenue (includes $0, $108,434, $22,590 and $108,434 from a related party)	$—	$116,434	$22,590	$116,434
Development and other revenue (includes $1,414, $14,127, $8,419 and $20,383 from a related party)	2,453	26,097	19,672	60,325
Product revenue, net (includes $14,914, $10,328, $50,873 and $32,495 from a related party)	17,359	13,442	59,495	42,175
Drug product revenue (includes $(4,077), $0, $4,610 and $2,056 from a related party)	(4,077)	—	4,610	(168)
Total revenue	15,735	155,973	106,367	218,766

Operating costs and expenses:
Cost of goods sold	4,308	3,266	15,355	9,746
Research and development	75,182	75,880	235,163	273,123
Selling, general and administrative	29,902	25,853	90,722	89,186
Total operating costs and expenses	109,392	104,999	341,240	372,055
Income (loss) from operations	(93,657)	50,974	(234,873)	(153,289)

Interest and other, net
Interest expense	(84)	(109)	(321)	(965)
Interest income and other income (expenses), net	1,798	(1,303)	6,672	(2,120)
Total interest and other, net	1,714	(1,412)	6,351	(3,085)

Income (loss) before income taxes	(91,943)	49,562	(228,522)	(156,374)
Provision for income taxes	114	106	250	235
Investment income in unconsolidated variable interest entity	407	342	1,293	664
Net income (loss)	$(91,650)	$49,798	$(227,479)	$(155,945)

Net income (loss) per share - basic and diluted	$(0.98)	$0.54	$(2.43)	$(1.69)

Weighted average number of common shares used to calculate net income (loss) per share:
Basic	93,767	92,644	93,431	92,206
Diluted	93,767	92,808	93,431	92,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(91,650)	$49,798	$(227,479)	$(155,945)
Other comprehensive income (loss):
Foreign currency translation adjustments	(436)	396	(28)	366
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	20	13	(3,155)	(25)
Other comprehensive gain (loss), net of taxes	(416)	409	(3,183)	341
Comprehensive income (loss)	$(92,066)	$50,207	$(230,662)	$(155,604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at June 30, 2022	93,733,034	$937	$1,509,636	$(6,930)	$(1,399,863)	$19,967	$123,747
Net loss	—	—	—	—	(91,650)	—	(91,650)
Change in unrealized gain or loss on investments	—	—	—	20	—	—	20
Foreign currency translation adjustments	—	—	—	(436)	—	—	(436)
Shares issued from stock plans, net of payroll taxes paid	203,306	2	(995)	—	—	—	(993)
Stock-based compensation	—	—	15,585	—	—	—	15,585
Balance at September 30, 2022	93,936,340	$939	$1,524,226	$(7,346)	$(1,491,513)	$19,967	$46,273

Balance at June 30, 2021	92,608,929	$926	$1,443,975	$(4,567)	$(1,179,754)	$19,271	$279,851
Net income	—	—	—	—	49,798	—	49,798
Change in unrealized gain or loss on investments	—	—	—	13	—	—	13
Foreign currency translation adjustments	—	—	—	396	—	—	396
Shares issued from stock plans, net of payroll taxes paid	99,023	1	(700)	—	—	—	(699)
Stock-based compensation	—	—	15,704	—	—	—	15,704
Balance at September 30, 2021	92,707,952	$927	$1,458,979	$(4,158)	$(1,129,956)	$19,271	$345,063

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113
Net loss	—	—	—	—	(227,479)	—	(227,479)
Change in unrealized gain or loss on investments	—	—	—	(3,155)	—	—	(3,155)
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)
Shares issued from stock plans, net of payroll taxes paid	1,055,807	10	(1,583)	—	—	—	(1,573)
Stock-based compensation	—	—	49,395	—	—	—	49,395
Balance at September 30, 2022	93,936,340	$939	$1,524,226	$(7,346)	$(1,491,513)	$19,967	$46,273

Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449
Net loss	—	—	—	—	(155,945)	—	(155,945)
Change in unrealized gain or loss on investments	—	—	—	(25)	—	—	(25)
Foreign currency translation adjustments	—	—	—	366	—	—	366
Shares issued from stock plans, net of payroll taxes paid	1,267,319	13	5,116	—	—	—	5,129
Stock-based compensation	—	—	54,089	—	—	—	54,089
Balance at September 30, 2021	92,707,952	$927	$1,458,979	$(4,158)	$(1,129,956)	$19,271	$345,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(227,479)	$(155,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,503	7,717
Amortization of finance lease right-of-use assets	411	4,509
Net accretion of premium and discount on investments	1,842	1,447
Unrealized loss on equity investments	—	12
Investment income in unconsolidated variable interest entity	(1,293)	(664)
(Gain) / loss on disposal of property and equipment	(3)	232
Stock-based compensation	49,377	54,089
Expense for acquired in-process research and development asset	—	25,000
Realized loss on sales of available-for-sale securities	5	8
Changes in operating assets and liabilities:
Accounts receivable, net	983	6,131
Inventories	(11,147)	(12,658)
Prepaid expenses and other current assets	8,265	(11,160)
Operating lease right-of-use assets	7,759	1,232
Other assets	823	(3,563)
Accounts payable	(5,120)	(1,115)
Accrued and other liabilities	87,167	31,997
Operating lease liabilities, current	715	410
Deferred revenue	4,509	40,650
Accrued interest for finance lease liabilities	(68)	(76)
Operating lease liabilities, non-current	(7,407)	(1,326)
Other long-term liabilities	(10,262)	(14,199)
Net cash used in operating activities	(93,420)	(27,272)

Investing activities
Purchases of property and equipment	(3,408)	(3,790)
Payment made for acquired in-process research and development asset	(35,000)	(25,000)
Proceeds from sale of property and equipment	8	—
Purchases of available-for-sale securities	(97,301)	(397,909)
Proceeds from sales of available-for-sale securities	7,382	4,000
Proceeds from maturities of investments	216,342	46,294
Net cash provided by (used in) investing activities	88,023	(376,405)

Financing activities
Repayments of finance lease liabilities	(23)	(5,359)
Repayments of lease obligations	(302)	(302)
Cash paid for payroll taxes on restricted stock unit releases	(4,562)	(6,734)
Proceeds from issuance of common stock	2,989	11,863
Net cash used in financing activities	(1,898)	(532)
Effect of exchange rate change on cash and cash equivalents	(7,968)	343
Net decrease in cash and cash equivalents	(15,263)	(403,866)
Total cash and cash equivalents at beginning of period	171,223	678,393
Total cash and cash equivalents at end of period	$155,960	$274,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company developing and commercializing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, and connective tissue growth factor to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy. To date, the Company has retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis.

Astellas Pharma Inc. (“Astellas”) and FibroGen are collaborating on the development and commercialization of roxadustat in territories including Japan, Europe, Turkey, Russia and the Commonwealth of Independent States, the Middle East, and South Africa. FibroGen and AstraZeneca AB (“AstraZeneca”) are collaborating on the development and commercialization of roxadustat in the United States (“U.S.”), China, other markets in the Americas, Australia/New Zealand, and Southeast Asia.

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes. The Company has completed a Phase 2 study of roxadustat in chemotherapy-induced anemia and is running a Phase 3 trial of roxadustat in chemotherapy-induced anemia in China.

The Company has a pipeline of late-stage clinical programs as well as preclinical drug candidates at various stages of development that include both small molecules and biologics. The Company has leveraged its internally developed 2-oxoglutarate and connective tissue growth factor biology expertise as well as in-licensing of additional programs, such as antibodies targeting Galectin-9 protein (“Gal-9”) and C-C Motif Chemokine Receptor 8 (“CCR8”), to further enhance its late-stage preclinical pipeline. FibroGen’s goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

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

Stock-Based Compensation

The Company maintains equity incentive plans under which equity awards are granted to employees, which are comprised of stock options, service-based restricted stock units (“RSUs”), performance-based RSUs, and total shareholder return (“TSR”) awards.

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

Net Loss per Share

The following is a reconciliation of the basic and diluted net income (loss) per share calculation for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(91,650)	$49,798	$(227,479)	$(155,945)
Weighted average shares used to compute net income (loss) per share:
Basic	93,767	92,644	93,431	92,206
Dilutive effect of potential common shares	—	164	—	—
Diluted	93,767	92,808	93,431	92,206

Net income (loss) per share:
Basic	$(0.98)	$0.54	$(2.43)	$(1.69)
Diluted	$(0.98)	$0.54	$(2.43)	$(1.69)

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for the three months ended September 30, 2022, and nine months ended September 30, 2022 and 2021. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, RSUs (including service-based RSUs, performance-based RSUs and TSR awards) and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock options	9,715	10,301	9,794	7,860
RSUs	1,978	1,911	2,066	1,509
ESPP	50	321	390	357
	11,743	12,533	12,250	9,726

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

Recently Issued Accounting Guidance Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company did not elect to apply any of the expedients or exceptions as of and for the three and nine months ended September 30, 2022. The Company has certain lease arrangements that were accounted for with reference to the London Inter-Bank Offered Rate (“LIBOR”). The Company has evaluated the options for transitioning away from LIBOR for these arrangements and does not expect a material impact on its condensed consolidated financial statements and related disclosures upon adoption of this guidance.
2. Collaboration Agreements, License Agreement and Revenues

Astellas Agreements

Astellas Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). Under this agreement, Astellas agreed to pay license fees, other upfront consideration and various milestone payments, totaling $172.6 million. The Astellas Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by Japan’s Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch.

The aggregate amount of consideration received through September 30, 2022 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue section below.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2022	2021	2022	2021
Astellas Japan Agreement	License revenue	$—	$—	$—	$—
	Development revenue	$45	$66	$156	$245

The transaction price related to consideration received through September 30, 2022 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Astellas Japan Agreement	Cumulative Revenue Through September 30, 2022	Deferred Revenue at September 30, 2022	Total Consideration Through September 30, 2022
License	$100,347	$—	$100,347
Development revenue	16,754	—	16,754
Total license and development revenue	$117,101	$—	$117,101

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2022 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

In 2018, FibroGen and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue is described under the Drug Product Revenue section below.

Astellas Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Astellas Europe Agreement”). Under the terms of the Astellas Europe Agreement, Astellas agreed to pay license fees, other upfront consideration and various milestone payments, totaling $745.0 million. Under the Astellas Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Astellas Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

On March 21, 2022, EVRENZO® (roxadustat) was registered with the Russian Ministry of Health. The Company evaluated the regulatory milestone payment associated with the approval in Russia under the Astellas Europe Agreement and concluded that this milestone was achieved in the first quarter of 2022. Accordingly, the consideration of $25.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Astellas Europe Agreement, all of which was recognized as revenue during the first quarter of 2022 from performance obligations satisfied. Such amount was billed and recorded in accounts receivable from Astellas as of March 31, 2022 and received in April 2022.

The aggregate amount of consideration received under the Astellas Europe Agreement through September 30, 2022 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue section below.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2022	2021	2022	2021
Astellas Europe Agreement	License revenue	$—	$108,434	$22,590	$108,434
	Development revenue	$1,369	$14,061	$8,263	$20,138

The transaction price related to consideration received through September 30, 2022 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Astellas Europe Agreement	Cumulative Revenue Through September 30, 2022	Deferred Revenue at September 30, 2022	Total Consideration Through September 30, 2022
License	$618,975	$—	$618,975
Development revenue	278,905	—	278,905
Total license and development revenue	$897,880	$—	$897,880

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended September 30, 2022 under the Astellas Europe Agreement. The remainder of the transaction price related to the Astellas Europe Agreement includes $6.3 million of variable consideration from estimated future co-development billing and is estimated to be recognized over the remaining development service period.

Under the Astellas Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement (“Astellas EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue section below.

AstraZeneca Agreements

AstraZeneca U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“AstraZeneca U.S./RoW Agreement”). It also excludes China, which is covered by a separate agreement with AstraZeneca described below. Under the terms of the AstraZeneca U.S./RoW Agreement, AstraZeneca agreed to pay upfront, non-contingent, non-refundable and time-based payments, and potential milestone payments, totaling $1.2 billion. AstraZeneca commits to pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company is entitled to receive a transfer price for shipment of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

The aggregate amount of consideration received under the AstraZeneca U.S./RoW Agreement through September 30, 2022 totaled $439.0 million, excluding drug product revenue that is discussed separately below. While FibroGen and AstraZeneca continue to develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes, the Company has not been able to agree on a path forward for AstraZeneca to fund further roxadustat development for CKD anemia in the U.S. Therefore, the Company does not expect to receive most or all of the remaining AstraZeneca U.S./RoW Agreement milestones from AstraZeneca.

In 2020, the Company entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue section below.

AstraZeneca China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into the China Agreement (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The AstraZeneca China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the China Amendment discussed below in 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of such consideration received for milestone and upfront payments through September 30, 2022 totaled $77.2 million.

AstraZeneca China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (Hong Kong) Limited and AstraZeneca entered into the China Amendment, relating to the development and commercialization of roxadustat in China. Under the China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

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

Amounts recognized as revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2022	2021	2022	2021
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$—	$—	$—	$—
	Development revenue	579	11,970	9,750	39,939

The transaction price related to consideration received through September 30, 2022 and accounts receivable has been allocated to each of the following performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, along with any associated deferred revenue as follows (in thousands):

AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Cumulative Revenue Through September 30, 2022	Deferred Revenue at September 30, 2022		Total Consideration Through September 30, 2022
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	612,869	—		612,869
China performance obligation *	86,441	175,438		261,879
Total license and development revenue	$1,041,154	$175,438	**	$1,216,592

* China performance obligation revenue is recognized as product revenue, as described under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of September 30, 2022, deferred revenue included $160.1 million related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, which represents the net of $175.4 million of deferred revenue presented above and a $15.3 million unbilled co-development revenue under the AstraZeneca China Amendment.

There was no revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2022 under the AstraZeneca U.S./RoW Agreement. The remainder of the transaction price related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement includes $13.4 million of variable consideration from estimated future co-development billing and is estimated to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang.

The net product revenue from the sales to Falikang and the net product revenue from direct sales distributors in China are described under Product Revenue, Net section below.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct Sales:
Gross revenue	$2,610	$3,249	$8,972	$10,908
Discounts and rebates	(166)	(133)	(353)	(1,314)
Sales returns	1	(2)	3	86
Direct sales revenue, net	2,445	3,114	8,622	9,680

Sales to Falikang:
Gross transaction price	32,510	31,179	83,517	82,294
Profit share	(12,980)	(12,090)	(31,894)	(31,726)
Net transaction price	19,530	19,089	51,623	50,568
Increase in deferred revenue	(4,616)	(8,761)	(750)	(18,073)
Sales to Falikang revenue, net	14,914	10,328	50,873	32,495
Total product revenue, net	$17,359	$13,442	$59,495	$42,175

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

	Balance at December 31, 2021	Additions	Deduction	Currency Translation and Other	Balance at September 30, 2022
Product revenue - Direct sales - contract liabilities	$(3,176)	$(537)	$2,754	$226	$(733)

The above contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales were $0.7 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized in future periods as the performance obligation is satisfied.

Periodically, the Company updates its assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company deferred $4.6 million and $0.8 million from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation during the three and nine months ended September 30, 2022, respectively.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Currency Translation and Other	Balance at September 30, 2022
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(171,516)	$(57,846)	$50,873	$3,051	$(175,438)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of September 30, 2022, approximately $18.0 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $0.3 million and $13.4 million as of September 30, 2022 and December 31, 2021, respectively.

Drug Product Revenue

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Astellas Japan Agreement	$(4,313)	$—	$3,297	$2,056
Astellas Europe Agreement	236	—	1,313	—
AstraZeneca U.S./RoW Agreement	—	—	—	(2,224)
Drug product revenue	$(4,077)	$—	$4,610	$(168)

Astellas Japan Agreement

During the first quarter of 2022, the Company fulfilled a shipment obligation under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $9.8 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $2.2 million during the first quarter of 2022. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended September 30, 2022, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $(4.3) million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign currency translation impact and the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others. This amount was included in accrued liabilities as of September 30, 2022, representing the Company's best estimate that this amount will be paid within the next 12 months.

During the nine months ended September 30, 2021, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $2.1 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Astellas Europe Agreement

During the second quarter of 2022, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes.

In addition, the Company recognized royalty revenue of $0.2 million and $0.3 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three and nine months ended September 30, 2022, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

During the first quarter of 2022, the Company billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. The Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, during the nine months ended September 30, 2022, the Company reclassified a total of $51.0 million from the related deferred revenue to accrued liabilities. As of September 30, 2022, the related balance in accrued liabilities was $51.0 million, representing the Company's best estimate that this amount will be paid within the next 12 months.

AstraZeneca U.S./RoW Agreement

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, during the nine months ended September 30, 2022, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities. As of September 30, 2022, the related balance in accrued liabilities was $11.2 million, representing its best estimate that this amount will be paid within the next 12 months.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at September 30, 2022
Astellas Japan Agreement	$(1,974)	$(2,226)	$—	$4,200	$—
Astellas Europe Agreement	(25,891)	(72,409)	326	50,990	(46,984)
AstraZeneca U.S./RoW Agreement	(11,171)	—	—	11,171	—
Drug product revenue - deferred revenue	$(39,036)	$(74,635)	$326	$66,361	$(46,984)

Eluminex Agreement

In July 2021, FibroGen exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III.

Under the terms of the agreement with Eluminex, as amended and restated on January 21, 2022, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022, which was recognized as license revenue for the performance obligation satisfied during the third quarter of 2021 and recorded as an unbilled contract asset as of December 31, 2021 in the prepaid expenses and other current assets in the condensed consolidated balance sheet. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will also be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based upon worldwide net sales of other recombinant human collagen type III products that are not cornea products.

During the first quarter of 2022, FibroGen and Eluminex entered into a separate contract manufacturing agreement, under which the Company is responsible for supplying the cornea product at cost plus 10% of its product manufacturing costs until its manufacturing technology is fully transferred to Eluminex. The related contract manufacturing revenue was recorded as other revenue and included in development and other revenue in the condensed consolidated statement of operations.

Amounts recognized as revenue under the Eluminex were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2022	2021	2022	2021
Eluminex	License revenue	$—	$8,000	$—	$8,000
Eluminex	Other revenue - contract manufacturing	$460	$—	$1,502	$—

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

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2021	Share of Net Income	Currency Translation	Balance at September 30, 2022
Falikang	51.1%	$3,825	$1,293	$(487)	$4,631

Falikang is considered a related party to the Company. See Note 7, Related Party Transactions, for related disclosures.

4. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$46,470	$—	$—	$46,470
Corporate bonds	—	101,695	—	101,695
Commercial paper	—	43,570	—	43,570
U.S. government bonds	103,257	5,490	—	108,747
Agency bonds	—	13,880	—	13,880
Asset-backed securities	—	2,479	—	2,479
Foreign government bonds	—	4,950	—	4,950
Total	$149,727	$172,064	$—	$321,791

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$58,801	$—	$—	$58,801
Corporate bonds	—	182,646	—	182,646
Commercial paper	—	69,079	—	69,079
U.S. government bonds	91,522	—	—	91,522
Agency bonds	—	23,275	—	23,275
Asset-backed securities	—	27,087	—	27,087
Foreign government bonds	—	9,154	—	9,154
Total	$150,323	$311,241	$—	$461,564

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data, and other observable inputs. There were no transfers of assets between levels during the three and nine months ended September 30, 2022.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$104,509	$111,422
Commercial paper	4,981	1,000
Money market funds	46,470	58,801
Total cash and cash equivalents	$155,960	$171,223

At September 30, 2022 and December 31, 2021, a total of $84.4 million and $91.2 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist of available-for-sale debt investments and marketable equity investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$103,539	$—	$(1,844)	$101,695
Commercial paper	38,589	—	—	38,589
U.S. government bonds	110,559	1	(1,813)	108,747
Agency bonds	14,210	—	(330)	13,880
Asset-backed securities	2,479	—	—	2,479
Foreign government bonds	5,020	—	(70)	4,950
Total investments	$274,396	$1	$(4,057)	$270,340

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$183,136	$2	$(492)	$182,646
Commercial paper	68,079	—	—	68,079
U.S. government bonds	91,840	—	(318)	91,522
Agency bonds	23,339	—	(64)	23,275
Asset-backed securities	27,105	—	(18)	27,087
Foreign government bonds	9,165	—	(11)	9,154
Total investments	$402,664	$2	$(903)	$401,763

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$79,274	$(1,275)	$22,421	$(569)	$101,695	$(1,844)
U.S. government bonds	81,493	(1,166)	22,309	(647)	103,802	(1,813)
Agency bonds	11,401	(288)	2,479	(42)	13,880	(330)
Asset-backed securities	—	—	—	—	—	—
Foreign government bonds	4,950	(70)	—	—	4,950	(70)
Total	$177,118	$(2,799)	$47,209	$(1,258)	$224,327	$(4,057)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$177,124	$(492)	$—	$—	$177,124	$(492)
U.S. government bonds	91,522	(318)	—	—	91,522	(318)
Agency bonds	23,274	(64)	—	—	23,274	(64)
Asset-backed securities	27,087	(18)	—	—	27,087	(18)
Foreign government bonds	9,155	(11)	—	—	9,155	(11)
Total	$328,162	$(903)	$—	$—	$328,162	$(903)

At September 30, 2022, the available-for-sale investments had contractual maturities range from several months to two years.

The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any other-than-temporary impairment loss during the three and nine months ended September 30, 2022 and 2021.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,231	$1,363
Work-in-progress	35,205	21,499
Finished goods	3,514	8,153
Total inventories	$39,950	$31,015

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Preclinical and clinical trial accruals	$71,303	$56,283
API and bulk drug product price true-up	66,474	—
Acquired in-process research and development asset	—	35,000
Payroll and related accruals	17,782	20,909
Accrued co-promotion expenses - current	31,883	25,746
Contract liabilities to pharmaceutical distributors	733	3,176
Roxadustat profit share to AstraZeneca	7,058	7,895
Property taxes and other taxes	7,685	12,610
Professional services	6,184	6,074
Other	4,704	4,906
Total accrued and other current liabilities	$213,806	$172,599

The accrued liabilities of $66.5 million for API and bulk drug product price true-up as of September 30, 2022 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The acquired in-process research and development asset of $35.0 million as of December 31, 2021 was related to the upfront payment under an exclusive license and option agreement with HiFiBiO Therapeutics (“HiFiBiO”), which was paid during the nine months ended September 30, 2022.

6. Income Taxes

Provisions for income tax for the three and nine months ended September 30, 2022 and 2021 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

7. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded revenue related to collaboration agreements with Astellas of $1.4 million and $122.6 million for the three months ended September 30, 2022 and 2021, and $31.0 million and $128.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company also recorded drug product revenue from Astellas of $(4.1) million and zero for the three months ended September 30, 2022 and 2021, and $4.6 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, accounts receivable from Astellas were $1.4 million and $10.9 million, respectively.

As of September 30, 2022 and December 31, 2021, total deferred revenue from Astellas was $47.0 million and $27.9 million, respectively.

As of September 30, 2022, the amount due to Astellas was $55.3 million. As of December 31, 2021, amount due to Astellas was immaterial.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Variable Interest Entity, for details.

The net product revenue from Falikang was $14.9 million and $10.3 million for the three months ended September 30, 2022 and 2021, and $50.9 million and $32.5 million for the nine months ended September 30, 2022 and 2021, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, and $1.3 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s equity method investment in Falikang was $4.6 million and $3.8 million, respectively. See Note 3, Variable Interest Entity, for details.

As of September 30, 2022, accounts receivable, net, from Falikang was of $12.9 million. As of December 31, 2021, accounts receivable, net, from Falikang was zero.

As of September 30, 2022, the total deferred revenue from Falikang was zero. As of December 31, 2021, the total deferred revenue from Falikang was $1.2 million.
8. Commitments and Contingencies

Contract Obligations

As of September 30, 2022, the Company had $92.6 million of operating lease liabilities.

As of September 30, 2022, the Company had outstanding total non-cancelable purchase obligations of $51.2 million, including $21.0 million for manufacture and supply of pamrevlumab, $7.8 million for manufacture and supply of roxadustat, and $22.3 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2022, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action in its condensed consolidated balance sheet as of September 30, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. On July 15, 2022, the court issued an order denying Defendants’ motions to dismiss. Defendants answered the Complaint on September 13, 2022 and discovery is ongoing.

On July 30, 2021, a purported shareholder derivative (the “California Federal Derivative”) complaint was filed in the U.S. District Court for the Northern District of California. The California Federal Derivative complaint names as defendants ten of FibroGen’s current and former officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The California Federal Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On October 21, 2022, the parties filed a stipulation setting forth a schedule by which plaintiff will file an amended complaint in the California Federal Derivative action and defendants will move to dismiss on the basis of improper forum. On December 27, 2021, a second purported shareholder derivative (the “Delaware Federal Derivative”) complaint was filed in the U.S. District Court for the District of Delaware. The Delaware Federal Derivative complaint names 17 of FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint, as well as allegations of insider trading against certain defendants. The Delaware Federal Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. The Delaware Federal Derivative action has been stayed pending resolution of any motions for summary judgment in the securities class action. On April 14, 2022, a third purported shareholder derivative (the “Delaware Chancery Derivative”) complaint was filed in the Delaware Court of Chancery. The Delaware Chancery Derivative complaint names the same defendants as the second purported shareholder derivative action and asserts similar claims based upon similar allegations. The Delaware Chancery Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. Defendants have not been served in the Delaware Chancery Derivative action.

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

Between August 3, 2022 and August 4, 2022, the Company's Board of Directors received three litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. The Company may in the future receive such additional demands.

Starting in October 2021, certain challenges have been filed with the China National Intellectual Property Administration against patents which claim a crystalline form of roxadustat. Final resolution of such proceedings will take time and the Company could not predict the ultimate outcome, or reasonably estimate the potential exposure.

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

9. Subsequent Event

Strategic Financing Agreement

On November 4, 2022, the Company entered into a revenue interest financing agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) with respect to royalties from Astellas’s sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, NovaQuest agreed to pay FibroGen, within ten business days, an investment amount equal to $50.0 million (the “Investment Amount”), in consideration for certain royalty and other revenue payments FibroGen will make to NovaQuest. FibroGen agreed to pay NovaQuest annually, up to certain caps (see below), 22.5% of all revenue recognized by the Company in respect of net sales of roxadustat in Europe and Japan and the other Astellas territories, and certain other tiered percentages of revenue (in each case paid annually), pursuant to FibroGen’s license and collaboration agreements with Astellas. The RIFA also provides for certain minimum repayment provisions. The total aggregate payments that can be received by NovaQuest under this Agreement are capped at certain fixed multiples of the Investment Amount based upon time. Once NovaQuest receives an aggregate of either $100 million (two times of the Investment Amount) by the end of 2028, $112.5 million (two and a quarter times of the Investment Amount) by the end of 2029, or $125 million (two and a half times of the Investment Amount) by the end of 2030, the Agreement will expire resulting in FibroGen retaining all subsequent Investment roxadustat royalties. FibroGen is also permitted to prepay its obligations according to a prepayment schedule with reduced repayment caps.

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

FORWARD-LOOKING STATEMENTS

The following discussion and information contained elsewhere in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Such forward-looking and other statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking and other statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking and other statements. While we may elect to update these forward-looking and other statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking and other statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q and are cautioned not to place undue reliance on such forward-looking statements.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except for per share data)
Result of Operations
Revenue	$15,735	$155,973	$106,367	$218,766
Operating costs and expenses	109,392	104,999	341,240	372,055
Net loss	(91,650)	49,798	(227,479)	(155,945)
Net loss per share - basic and diluted	$(0.98)	$0.54	$(2.43)	$(1.69)

			September 30, 2022	December 31, 2021
			(in thousands)
Balance Sheet
Cash and cash equivalents			$155,960	$171,223
Short-term and long-term investments			270,340	401,763
Accounts receivable			$15,328	$17,401

Our revenue for the current year periods included the revenue recognized related to the following:

•
$2.0 million and $18.2 million of development revenue for the three and nine months ended September 30, 2022, respectively, recognized under our collaboration agreements with our partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”);
•
For the nine months ended September 30, 2022, a $25.0 million regulatory milestone recognized in the first quarter of 2022 under our collaboration agreements with our partner Astellas associated with the approval of EVRENZO® (roxadustat) in Russia. Of this amount, $22.6 million was recognized as license revenue and the remainder was included as development revenue;
•
$17.4 million and $59.5 million of net product revenue for the three and nine months ended September 30, 2022, respectively, from roxadustat commercial sales in China; and
•
$(4.1) million and $4.6 million of drug product revenue for the three and nine months ended September 30, 2022, respectively, related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

As a comparison, our revenue for the prior year periods included the revenue recognized related to the following:

•
$120.0 million regulatory milestones recognized under our collaboration agreements with our partner Astellas associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with chronic kidney disease (“CKD”) during the third quarter of 2021. Of this amount, $108.4 million was recognized as license revenue and the remainder included as development revenue;
•
$26.1 million and $60.3 million of development revenue for the three and nine months ended September 30, 2021, respectively, recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$13.4 million and $42.2 million of net product revenue for the three and nine months ended September 30, 2021, respectively, from roxadustat commercial sales in China; and
•
$8.0 million upfront license payment recognized in the third quarter of 2021 under our license agreement with Eluminex Biosciences (Suzhou) Limited (“Eluminex”).

Operating costs and expenses for the three months ended September 30, 2022 increased compared to the same period a year ago as a result of the net effect of the following:

•
$11.8 million higher drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab;
•
$6.2 million higher legal expenses primarily due to a one-time favorable patent-related court ruling recorded in the prior year period;

•
$8.0 million lower clinical trial expenses associated with roxadustat post-approval safety studies and Phase 3 trials for pamrevlumab; and
•
$4.3 million lower employee-related expenses primarily due to a payroll tax refund received during the third quarter of 2022, and lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the complete response letter (“CRL”) issued by the Food and Drug Administration for roxadustat in CKD anemia in the United States (“U.S.”), stating that it could not be approved in its present form.

Operating costs and expenses for the nine months ended September 30, 2022 decreased compared to the same period a year ago as a result of the net effect of the following:

•
$25.0 million for acquired in-process research and development asset from HiFiBiO Therapeutics (“HiFiBiO”) in the prior year period, which did not recur in the current year period;
•
$11.3 million lower employee-related expenses and $4.7 million lower stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort mentioned above, and a payroll tax refund received during the third quarter of 2022;
•
$9.0 million lower clinical trial expenses associated with roxadustat post-approval safety studies and Phase 3 trials for pamrevlumab;
•
14.4 million higher drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab;
•
$5.6 million higher cost of goods sold due to higher roxadustat product sales; and
•
$4.9 million higher legal expenses primarily due to a one-time favorable patent-related court ruling recorded in the prior year period.

For the three months ended September 30, 2022, we had a net loss of $91.7 million, or a net loss per basic and diluted share of $0.98, as compared to a net income of $49.8 million for the same period a year ago, due to decrease in revenue and increases in operating costs and expenses as discussed above.

For the nine months ended September 30, 2022, we had a net loss of $227.5 million, or a net loss per basic and diluted share of $2.43, as compared to a net loss of $155.9 million for the same period a year ago, due to decreases in revenue, offset by decreases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $441.6 million at September 30, 2022, a decrease of $148.8 million from December 31, 2021, primarily due to the cash used in operations and investment in our preclinical pipeline.

Commercial and Development Programs

The following is an overview of our clinical and commercial programs.

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our commercial-stage product, an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Roxadustat continues to be approved in jurisdictions throughout the world, including recent marketing approvals in Turkey and the Philippines. Roxadustat (爱瑞卓®️, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis.

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the third quarter of 2022, roxadustat achieved an over 80% increase in sales volume relative to the third quarter of 2021 benefitting from the 2021 National Reimbursement Drug List price reduction. As of August 2022, roxadustat was the top CKD anemia brand in China with approximately 33% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor on the market in China).

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

In the third quarter of 2022, we completed enrollment of MATTERHORN, our Phase 2/3 placebo-controlled, double-blind clinical trial to evaluate the safety and efficacy of roxadustat for the treatment of anemia in myelodysplastic syndromes (“MDS”) in the U.S. and Europe. This trial is studying roxadustat in 140 transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence for 56 consecutive days within the first 28 weeks of the trial, with secondary endpoints and safety evaluated at 52 weeks. We expect topline 28-Week data from this study in the first half of 2023.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We continue to enroll our randomized, active controlled Phase 3 clinical trial in China of roxadustat in chemotherapy-induced anemia for non-myeloid malignancies. The study will enroll approximately 146 subjects and the primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13. We expect topline data from this study in mid-2023.

Pamrevlumab: Monoclonal Antibody Targeting Connective Tissue Growth Factor

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of connective tissue growth factor, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

The U.S. Food and Drug Administration has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer (“LAPC”), and Duchenne muscular dystrophy (“DMD”) (with DMD receiving Rare Pediatric Disease designation).

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

We continue to enroll patients in ZEPHYRUS-2, our second Phase 3 trial of pamrevlumab in approximately 340 IPF patients, and we expect topline data from ZEPHYRUS-2 in mid-2024.

Pamrevlumab for the Treatment of Locally Advanced Unresectable Pancreatic Cancer

We completed enrollment of LAPIS in the first quarter of 2022, our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab as a neoadjuvant therapy for LAPC. We enrolled 284 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We expect topline data for the primary endpoint of overall survival in the first half of 2024.

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

Pamrevlumab for the Treatment of Duchenne Muscular Dystrophy

Non-Ambulatory Patients

In the first quarter of 2022, we completed enrollment of LELANTOS-1, our Phase 3 clinical trial evaluating pamrevlumab in combination with systemic corticosteroids as a treatment for DMD. LELANTOS-1 is a double-blind, placebo-controlled trial in 99 non-ambulatory DMD patients. Patients are randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary endpoint will assess change in upper limb function from baseline to Week 52 and additional endpoints will include pulmonary, cardiac, performance, and fibrosis assessments. We expect topline data from this study in the first half of 2023.

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

Strategic Financing Agreement

On November 4, 2022, we entered into a revenue interest financing agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) with respect to our royalties from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, NovaQuest agreed to pay us an investment amount equal to $50.0 million in consideration for certain royalty and other revenue payments we will make to NovaQuest.

For additional details about this financing transaction, see Note 9, Subsequent Event, to the condensed consolidated financial statements.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through September 30, 2022 totaled $790.1 million.

On March 21, 2022, EVRENZO® (roxadustat) was registered with the Russian Ministry of Health. We evaluated the regulatory milestone payment associated with the approval in Russia under the Astellas Europe Agreement and concluded that this milestone was achieved in the first quarter of 2022. Accordingly, the consideration of $25.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Astellas Europe Agreement, all of which was recognized as revenue during the first quarter of 2022 from performance obligations satisfied.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $(4.3) million for the three months ended September 30, 2022, and $3.3 million and $2.1 million for nine months ended September 30, 2022 and 2021, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. There was no related drug product revenue for the three and nine months ended September 30, 2021.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (the “AstraZeneca U.S./RoW Agreement”). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through September 30, 2022 totaled $516.2 million.

Under the AstraZeneca China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (Hong Kong) Limited (collectively, (“FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the China Amendment in the third quarter of 2020, as discussed and defined below in AstraZeneca China Amendment.

In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. The related drug product revenue was $(2.2) million for the nine months ended September 30, 2021.

AstraZeneca China Amendment

In July 2020, FibroGen China and AstraZeneca entered into an amendment, effective July 1, 2020, to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized related net product revenue of $17.4 million and $13.4 million for the three months ended September 30, 2022 and 2021, and $59.5 million and $42.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2022 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through September 30, 2022	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Astellas Japan Agreement	$105,093	$67,500	$172,593
Astellas Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
AstraZeneca U.S./RoW Agreement	439,000	810,000	1,249,000
AstraZeneca China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development for CKD anemia in the U.S. Therefore, we do not expect to receive most or all of these potential AstraZeneca U.S./RoW Agreement milestones from AstraZeneca.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$116,434	$(116,434)	(100)%	$22,590	$116,434	$(93,844)	(81)%
Development and other revenue	2,453	26,097	(23,644)	(91)%	19,672	60,325	(40,653)	(67)%
Product revenue, net	17,359	13,442	3,917	29%	59,495	42,175	17,320	41%
Drug product revenue	(4,077)	—	(4,077)	NM	4,610	(168)	4,778	2,844%
Total revenue	$15,735	$155,973	$(140,238)	(90)%	$106,367	$218,766	$(112,399)	(51)%

NM = Not meaningful

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. Co-development services are recognized as revenue in the period in which they are billed to our partners, excluding China. For China co-development services, revenue is deferred until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and is expected to continue through 2028, which reflects our best estimates. Other development related services are recognized as revenue over the non-contingent development period based on a proportional performance method. As of September 30, 2022, the estimated future non-contingent development periods range from 18 to 21 months. Other revenues consist of contract manufacturing revenue and sales of research and development material and have not been material for any of the periods presented.

Product revenue is recognized when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca, under the AstraZeneca U.S./RoW Agreement, and Astellas in support of pre-commercial preparation prior to the New Drug Application or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan and Europe. Drug product revenue is recognized when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on drug product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $140.2 million, or 90% for the three months ended September 30, 2022 and $112.4 million, or 51% for the nine months ended September 30, 2022 compared to the same periods a year ago, respectively, for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$108,434	$(108,434)	(100)%	$22,590	$108,434	$(85,844)	(79)%
Eluminex	—	8,000	(8,000)	(100)%	—	8,000	(8,000)	(100)%
Total license revenue	$—	$116,434	$(116,434)	(100)%	$22,590	$116,434	$(93,844)	(81)%

License revenue recognized under our collaboration agreements with Astellas for the nine months ended September 30, 2022 represented the allocated revenue of related to $25.0 million regulatory milestone associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved.

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

Development and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Development revenue:
Astellas	$1,414	$14,127	$(12,713)	(90)%	$8,419	$20,383	$(11,964)	(59)%
AstraZeneca	579	11,970	(11,391)	(95)%	9,750	39,939	(30,189)	(76)%
Total development revenue	1,993	26,097	(24,104)	(92)%	18,169	60,322	(42,153)	(70)%
Other revenue	460	—	460	100%	1,503	3	1,500	50,000%
Total development and other revenue	$2,453	$26,097	$(23,644)	(91)%	$19,672	$60,325	$(40,653)	(67)%

Development and other revenue decreased $23.6 million, or 91% for the three months ended September 30, 2022 and $40.7 million, or 67% for the nine months ended September 30, 2022, compared to the same periods a year ago, respectively.

Development revenue recognized under our collaboration agreements with Astellas decreased in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the three and nine months ended September 30, 2022 as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with Astellas for the nine months ended September 30, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone associated with the approval in Russia during the first quarter of 2022. Comparatively, development revenue recognized under our collaboration agreements with Astellas for the three and nine months ended September 30, 2021 included the allocated revenue of $11.6 million related to the above-mentioned $120.0 million associated with the approvals in EU achieved during the third quarter of 2021.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three and nine months ended September 30, 2022 was impacted by the decrease in CKD-related co-development billings in the U.S.

Other revenue recognized for the three and nine months ended September 30, 2022 was primarily related to our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex.

Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$2,610	$3,249	$(639)	(20)%	$8,972	$10,908	$(1,936)	(18)%
Discounts and rebates	(166)	(133)	(33)	25%	(353)	(1,314)	961	(73)%
Sales returns	1	(2)	3	(150)%	3	86	(83)	(97)%
Direct sales revenue, net	2,445	3,114	(669)	(21)%	8,622	9,680	(1,058)	(11)%

Sales to Falikang:
Gross transaction price	32,510	31,179	1,331	4%	83,517	82,294	1,223	1%
Profit share	(12,980)	(12,090)	(890)	7%	(31,894)	(31,726)	(168)	1%
Net transaction price	19,530	19,089	441	2%	51,623	50,568	1,055	2%
Increase in deferred revenue	(4,616)	(8,761)	4,145	(47)%	(750)	(18,073)	17,323	(96)%
Sales to Falikang revenue, net	14,914	10,328	4,586	44%	50,873	32,495	18,378	57%
Total product revenue, net	$17,359	$13,442	$3,917	29%	$59,495	$42,175	$17,320	41%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $3.9 million, or 29% for the three months ended September 30, 2022, and $17.3 million, or 41% for the nine months ended September 30, 2022, compared to the same periods a year ago, respectively.

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

Product revenue from direct sales, net decreased $0.7 million, or 21% for the three months ended September 30, 2022, and $1.1 million, or 11% for the nine months ended September 30, 2022, compared to the same periods a year ago, respectively. The gross product revenue from direct sales to distributors decreased $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, compared to the same periods a year ago, respectively, primarily due to the lower National Reimbursement Drug List price effective in the first quarter of 2022 and unfavorable foreign currency translation rate of Renminbi against the U.S. dollar during the current year period, partially offset by an increase in sales volume.

The total discounts and rebates were immaterial for the three and nine months ended September 30, 2022 as compared to the same periods a year ago due to the continuous settlement as well as transition from direct sales to sales to Falikang.

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

Sales to Falikang revenue, net increased $4.6 million, or 44% for the three months ended September 30, 2022, and $18.4 million, or 57% for the nine months ended September 30, 2022, compared to the same periods a year ago, respectively. The gross transfer price increased $1.3 million and $1.2 million, and the calculated profit share increased $0.9 million and $0.2 million for the three and nine months ended September 30, 2022, compared to the same periods a year ago, respectively, primarily due to the increase in sales volume, offset by the lower National Reimbursement Drug List price effective in the first quarter of 2022, and unfavorable foreign currency translation rate of Renminbi against the U.S. dollar during the current year period.

Periodically, we update our assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we deferred $4.6 million and $0.8 million for the three and nine months ended September 30, 2022, and $8.8 million and $18.1 million for the three and nine months ended September 30, 2021, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Drug product revenue:
Astellas Japan Agreement	$(4,313)	$—	$(4,313)	NM	$3,297	$2,056	$1,241	60%
Astellas Europe Agreement	236	—	236	NM	1,313	—	1,313	NM
AstraZeneca U.S./RoW Agreement	—	—	—	NM	—	(2,224)	2,224	(100)%
Total drug product revenue:	$(4,077)	$—	$(4,077)	NM	$4,610	$(168)	$4,778	2,844%

NM = Not meaningful

Astellas Japan Agreement

During the first quarter of 2022, we fulfilled a shipment obligation under the terms of Astellas Japan Amendment and recognized related drug product revenue of $9.8 million in the same period. In addition, during the first quarter of 2022, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended September 30, 2022, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $(4.3) million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign currency translation impact, among others.

During the nine months ended September 30, 2021, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $2.1 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Astellas Europe Agreement

During the second quarter of 2022, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes.

In addition, we recognized royalty revenue of $0.2 million and $0.3 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the three and nine months ended September 30, 2022, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

During the first quarter of 2022, we billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. We updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, during the nine months ended September 30, 2022, we reclassified a total of $51.0 million from the related deferred revenue to accrued liabilities. As of September 30, 2022, the related balance in accrued liabilities was $51.0 million, representing our best estimate that this amount will be paid within the next 12 months.

During the first quarter of 2021, we shipped bulk drug product from process validation supplies for commercial purposes under the terms of the Astellas Europe Agreement. We constrained the consideration of $11.8 million from this shipment due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes, which was recorded as deferred revenue and will be recognized as and when uncertainty is resolved.

AstraZeneca U.S./RoW Agreement

We shipped bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement in 2020 and during the first half of 2021. Following the CRL for roxadustat in CKD anemia in the U.S. received in August 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price during the nine months ended September 30, 2021, and recorded a reduction to the drug product revenue of $2.2 million and $11.2 million as deferred revenue. During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the AstraZeneca Master Supply Agreement. As a result, during the nine months ended September 30, 2022, we reclassified $11.2 million from the related deferred revenue to accrued liabilities. As of September 30, 2022, the related balance in accrued liabilities was $11.2 million, representing its best estimate that this amount will be paid within the next 12 months.

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$4,308	$3,266	$1,042	32%	$15,355	$9,746	$5,609	58%
Research and development	75,182	75,880	(698)	(1)%	235,163	273,123	(37,960)	(14)%
Selling, general and administrative	29,902	25,853	4,049	16%	90,722	89,186	1,536	2%
Total operating costs and expenses	$109,392	$104,999	$4,393	4%	$341,240	$372,055	$(30,815)	(8)%

Total operating costs and expenses increased $4.4 million, or 4% for the three months ended September 30, 2022, and decreased $30.8 million, or 8% for the nine months ended September 30, 2022, compared to the same periods a year ago, respectively, for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold increased $1.0 million, or 32% for the three months ended September 30, 2022 and $5.6 million, or 58% for the nine months ended September 30, 2022, compared to the same periods a year ago, respectively.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $4.0 million for the three months ended September 30, 2022, as compared to $2.8 million to the same period a year ago, an increase of $1.2 million, or 44%, and was $11.5 million for the nine months ended September 30, 2022, as compared to $7.4 million to the same period a year ago, an increase of $4.1 million, or 55%, respectively, resulting from the increase in the sales volume, partially offset by improved unit cost efficiency due to higher production volume.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was immaterial for the three months ended September 30, 2022 and 2021, and was $2.7 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Cost of goods sold for the three and nine months ended September 30, 2022 also included manufacturing costs of $0.2 million and $1.2 million, respectively, related to our contract manufacturing revenue from Eluminex.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development assets that have no alternative future use other than in a particular research and development project. Following the CRL for roxadustat in CKD anemia in the U.S., we have implemented a cost reduction effort and, as a result, research and development expenses have decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2022 and 2021:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Development	2022	2021	2022	2021
		(in thousands)
Pamrevlumab	Phase 2/3	$53,582	$43,780	$149,590	$137,334
Roxadustat	Phase 3	9,147	19,822	31,873	72,989
Other research and development expenses		12,453	12,278	53,700	62,800
Total research and development expenses		$75,182	$75,880	$235,163	$273,123

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $0.7 million, or 1% for the three months ended September 30, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Decrease of $8.0 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and CKD studies for roxadustat;
•
Decrease of $5.3 million in employee-related costs primarily due to a payroll tax refund received during the third quarter of 2022, and lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in CKD anemia in the U.S.; and
•
Increase of $11.8 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab.

Research and development expenses decreased $38.0 million, or 14% for the nine months ended September 30, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Decrease of $25.0 million for acquired in-process research and development asset from HiFiBiO, which incurred in the prior year period; and
•
Decrease of $10.6 million in employee-related costs and decrease of $4.6 million in stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in CKD anemia in the U.S., and a payroll tax refund received during the third quarter of 2022;
•
Decrease of $9.0 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and CKD studies for roxadustat; and
•
Increase of $14.4 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. Following the CRL for roxadustat in CKD anemia in the U.S., we have implemented a cost reduction effort and, as a result, SG&A expenses have decreased and may continue to decrease in certain areas over time.

SG&A expenses increased $4.0 million, or 16% for the three months ended September 30, 2022, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Increase of $6.2 million in legal expenses primarily due to a one-time favorable patent-related court ruling recorded in the prior year period; and
•
Decrease of $1.4 million in outside services expenses due to lower sample costs and promotional expenses for roxadustat in China.

SG&A expenses increased $1.5 million, or 2% for the nine months ended September 30, 2022, compared to the same period a year ago, as a result of the net effect of the following:

•
Increase of $4.9 million in legal expenses primarily due to a one-time favorable patent-related court ruling recorded in the prior year period; and
•
Decrease of $3.0 million in outside services expenses due to lower promotional expenses and sample costs for roxadustat in China.

Interest and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(84)	$(109)	$25	(23)%	$(321)	$(965)	$644	(67)%
Interest income and other income (expenses), net	1,798	(1,303)	3,101	238%	6,672	(2,120)	8,792	415%
Total interest and other, net	$1,714	$(1,412)	$3,126	221%	$6,351	$(3,085)	$9,436	306%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense was immaterial for the three months ended September 30, 2022 and 2021. Interest expense decreased $0.6 million, or 67% for the nine months ended September 30, 2022 compared to the same period a year ago primarily due to the lease modification and renewal in 2021 being classified as operating leases, as compared to finance leases previously.

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

Interest income and other income (expenses), net improved $3.1 million, or 238% for the three months ended September 30, 2022, compared to the same period a year ago, primarily due to foreign currency transaction impacts and higher interest income from our investments.

Interest income and other income (expenses), net improved $8.8 million, or 415% for the nine months ended September 30, 2022 compared to the same period a year ago, primarily due to a reduction of $6.0 million to other expenses recorded during the second quarter of 2022 to release the previously estimated late payment fees related to value added tax in China, upon the receipt of a written evidence from China’s State Taxation Administration, which confirmed the transfer of certain intellectual property rights in 2020 relating to our Chinese business between our wholly owned subsidiaries is exempted from value added tax. In addition, the interest income from our investments was higher compared to the same period a year ago.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Income (loss) before income taxes	$(91,943)	$49,562	$(228,522)	$(156,374)
Provision for income taxes	114	106	250	235
Effective tax rate	(0.1)%	0.2%	(0.1)%	(0.2)%

Provisions for income taxes for the three and nine months ended September 30, 2022 and 2021 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the three and nine months ended September 30, 2022 and 2021. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of September 30, 2022, we had cash and cash equivalents of $156.0 million, compared to $171.2 million as of December 31, 2021. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of September 30, 2022, we had short-term and long-term investments of $252.6 million and $17.8 million, respectively, compared to $234.0 million and $167.8 million, respectively, as of December 31, 2021. As of September 30, 2022, a total of $84.4 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $63.1 million held in China, to be used primarily for our China operations.

On November 4, 2022, we entered into a RIFA with NovaQuest with respect to our royalties from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, NovaQuest agreed to pay us an investment amount equal to $50.0 million, in consideration for certain royalty and other revenue payments we will make to NovaQuest. For additional details about this financing transaction, see Note 9, Subsequent Event, to the condensed consolidated financial statements.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(93,420)	$(27,272)
Investing activities	88,023	(376,405)
Financing activities	(1,898)	(532)
Effect of exchange rate changes on cash and cash equivalents	(7,968)	343
Net decrease in cash and cash equivalents	$(15,263)	$(403,866)

Operating Activities

Net cash used in operating activities was $93.4 million for the nine months ended September 30, 2022 and consisted primarily of net loss of $227.5 million adjusted for non-operating cash items of $57.8 million, partially offset by a net increase in operating assets and liabilities of $76.2 million. The significant non-operating cash items included stock-based compensation expense of $49.4 million, and depreciation expense of $7.5 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•
Accrued and other liabilities increased $87.2 million, primarily related to the total of $66.5 million for API and bulk drug product price true-up as of September 30, 2022, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. The accrued and other liabilities were also impacted by the classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment, and by the timing of invoicing and payment;
•
Prepaid expenses and other current assets decreased $8.3 million, primarily due to the collection of $8.0 million from Eluminex for upfront license payment during the first quarter of 2022, and less prepayments made for roxadustat API manufacturing activities; and
•
Deferred revenue increased $4.5 million, primarily related to the deferred considerations of the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year period, offset by the above-mentioned reclassification to accrued liabilities, resulting from changes in estimated variable consideration associated with the API or bulk drug product deliveries fulfilled with Astellas and AstraZeneca.

The increases were partially offset by the decreases resulting from the following:

•
Inventories increased $11.1 million, driven by the increased inventory level primarily related to inventory cost capitalized related to Europe and other territories, and FibroGen Beijing’s productions of roxadustat for commercial sales purposes;
•
Other long-term liabilities decreased $10.3 million driven by the above-mentioned classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment; and
•
Accounts payable decreased $5.1 million, primarily driven by the timing of invoicing and payments.

Net cash used in operating activities was $27.3 million for the nine months ended September 30, 2021 and consisted primarily of net loss of $155.9 million adjusted for non-operating cash items of $92.4 million, offset by a net increase in operating assets and liabilities of $36.3 million. The significant non-operating cash items included stock-based compensation expense of $54.1 million, expense for acquired in-process research and development asset from HiFiBiO of $25.0 million, depreciation expense of $7.7 million and amortization of finance lease right-of-use assets of $4.5 million. The significant items in the changes in operating assets and liabilities included the increases resulting from the following:

•
Deferred revenue increased $40.7 million, primarily related to the above-mentioned $11.8 million and $11.2 million of the deferred considerations of the bulk drug product shipped to Astellas and AstraZeneca, respectively, due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes, and $18.1 million of the deferred revenue from the sales to Falikang associated with the China performance obligation;
•
Accrued and other liabilities increased $32.0 million, primarily driven by the timing of invoicing and payment; and
•
Accounts receivable decreased $6.1 million, primarily driven by the timing of the receipt of upfront payments and the recognition of revenues under our collaboration agreements with Astellas and AstraZeneca, as well as the collection from our distributors and Falikang.

The increases were partially offset by the decreases resulting from the following:

•
Other long-term liabilities decreased $14.2 million, primarily due to the decrease in the co-promotional expenses with AstraZeneca for its sales and marketing efforts related to the commercial launch of roxadustat in China that are not expected to be paid in the next year;
•
Inventories increased $12.7 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and pre-launch inventory cost capitalized in the U.S.;
•
Prepaid expenses and other current assets increased $11.2 million, primarily due to the unbilled upfront license payment from Eluminex of $8.0 million, and prepayments made for roxadustat API manufacturing activities; and

•
Other assets increased $3.6 million, primarily related to the increases in various licenses.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, purchase of acquired in-process research and development asset and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $88.0 million for the nine months ended September 30, 2022 and consisted primarily of $216.3 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $97.3 million of cash used in purchases of available-for-sale securities, $35.0 million of cash paid for the acquired in-process research and development asset, and $3.4 million of cash used in purchases of property and equipment.

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

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2022 and consisted primarily of $4.6 million of cash paid for payroll taxes on restricted stock unit releases, partially offset by $3.0 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our 2014 Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2021 and consisted primarily of $11.9 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our ESPP, partially offset by $6.7 million of cash paid for payroll taxes on restricted stock unit releases, and $5.4 million of repayments of finance lease liabilities.

Material Cash Requirements

We started generating revenue from commercial sales of roxadustat product in China in the third quarter of 2019. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. Following the CRL for roxadustat in CKD anemia in the U.S., we have implemented a cost reduction effort, and as a result, operating expenses have decreased and may continue to decrease in certain areas over time compared to our previous internal plans. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners and capital investment. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although AstraZeneca is currently funding all non-China collaboration expenses not reimbursed by Astellas, including development of MDS in the U.S., we expect our research and development expenses to continue to increase as we invest in our other programs. Additionally, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as the COVID-19 pandemic or other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, together with the financing amount under the RIFA expected in November 2022, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. However, we may need additional capital thereafter and our liquidity assumptions could turn out to be wrong, or may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

As of September 30, 2022, we had $92.6 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $15.6 million expected to be paid within the next 12 months.

As of September 30, 2022, we had outstanding total non-cancelable purchase obligations of $51.2 million, including $21.0 million for manufacture and supply of pamrevlumab, $7.8 million for manufacture and supply of roxadustat, and $22.3 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $29.2 million expected to be paid within the next 12 months.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2022, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2022 compared with the disclosures in Part II, Item 7 of our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and nine months ended September 30, 2022, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of September 30, 2022, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 8, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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
•
We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our operations in China as well as our partner’s operations in Japan and Europe, which could adversely affect our financial performance.
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

Our near-term success depends in large part on pamrevlumab, which is in clinical development for idiopathic pulmonary fibrosis (“IPF”), locally advanced unresectable pancreatic cancer (“LAPC”), metastatic pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). Pamrevlumab requires substantial further development and commercialization investments, and, at this time, we do not have a collaboration partner to support this compound. In addition, pamrevlumab is a monoclonal antibody, which may require greater financial resources than for our small molecule, roxadustat.

Our near-term prospects also depend in large part on our continued development and commercialization of roxadustat in the People's Republic of China (“China”), Japan, Europe, the United States (“U.S.”), and elsewhere. Roxadustat has been approved in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis. However, we received a complete response letter (“CRL”) for roxadustat in CDK anemia in the U.S. from the Food and Drug Administration (“FDA”). While we continue to co-commercialize roxadustat in China with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”), we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement, a collaboration agreement we entered into with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (“AstraZeneca U.S./RoW Agreement”), will be amended or terminated.

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

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a CRL in CKD anemia in the U.S. from the FDA regarding roxadustat’s NDA for the treatment of anemia due to CKD, stating that it could not be approved in its present form. In addition, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process or commercial uptake in other countries.

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
•
patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil unrest or military conflicts around the world;

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

In addition, we could encounter delays if a clinical trial is suspended or terminated by us, by the relevant institutional review boards at the sites at which such trials are being conducted, or by the FDA or other regulatory authorities. A suspension or termination of clinical trials may result from any number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, warning letter, or other regulatory action, unforeseen safety issues or adverse side effects, changes in laws or regulations, or a principal investigator’s determination that a serious adverse event could be related to our product candidates. Any delays in completing our clinical trials will increase the costs of the trial, delay the product candidate development and approval process and jeopardize our ability to commence marketing and generate revenues. Any of these occurrences may materially and adversely harm our business, operations, and prospects.

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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Pamrevlumab is being studied in patient populations that are at high risk of death and adverse events, and even if unrelated to pamrevlumab, adverse safety findings in these trials may limit its further development or commercial potential. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. There have been other products, including erythropoiesis stimulating agents (“ESAs”), for which safety concerns have been uncovered following approval by regulatory authorities. Such safety concerns have led to labeling changes or withdrawal of ESAs products from the market. While roxadustat is chemically unique from ESAs, it or any of our product candidates may be subject to known or unknown risks. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

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

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, the FDA and European Medicines Agency (“EMA”) will each conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a CRL in CKD anemia in the U.S. from the FDA. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we have and will present to regulatory authorities certain pre-specified and post hoc (not pre-specified) sub-populations, sub-group, and sensitivity analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

Even if we are able to obtain regulatory approval of our product candidates, the label we obtain may limit the indicated uses for which our product candidates may be marketed.

With respect to roxadustat, regulatory approvals obtained could limit the approved indicated uses for which roxadustat may be marketed. For example, our label approved in Japan, includes the following warning: “Serious thromboembolism such as cerebral infarction, myocardial infarction, and pulmonary embolism may occur, possibly resulting in death, during treatment with roxadustat.” Additionally, in the U.S., ESAs have been subject to significant safety warnings, including the boxed warnings on their labels. The safety concerns relating to ESAs may result in labeling for roxadustat containing similar warnings. Any label for roxadustat may contain other warnings or limit the market opportunity or approved indications for roxadustat. These warnings could include warnings against exceeding specified hemoglobin targets and other warnings that derive from the safety issues associated with ESAs, even if our Phase 3 clinical trials do not themselves raise safety concerns.

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

GSK has filed an NDA for daprodustat in the U.S., with a Prescription Drug User Fee Act date of February 1, 2023, and in March 2022 announced that the EMA accepted its Marketing Authorization Application for daprodustat. In October 2022, GSK received a positive Cardiovascular and Renal Drugs Advisory Committee vote regarding daprodustat in dialysis CKD anemia patients but received a negative vote from the Advisory Committee regarding daprodustat in non-dialysis CKD anemia patients.

In Japan, roxadustat faces the following competitive drugs being sold by the following companies for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis: vadadustat by Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, daprodustat by GSK and its partner Kyowa Hakko Kirin, molidustat by Bayer, and enarodustat by Japan Tobacco (to be sold by Torii Pharmaceuticals Ltd).

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

In China, we may face potential competition from other HIF-PH inhibitors. The most advanced among them is Enarodustat which is already approved in Japan and is licensed by Shenzhen Salubris Pharmaceutical Co., Ltd for China from Japan Tobacco. Another in-licensed compound under development is Desidustat from Zydus, a compound that is in Phase 3 trials in India. Several foreign companies with active development programs outside of China including Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration to conduct trials in China. Domestic companies including Jiangsu Hengrui Medicine Co., Ltd., Nicoya Therapeutics (Shanghai) Co. Ltd (licensed from Guandong Sunshine Health Investment Co., Ltd.), 3SBio Inc., and Hangzhou Andao Pharmaceutical Co. have active development programs in China. We will also face competition from generics who could enter the market after expiry of our patents in China, and five or more potential market players have already started bioequivalence studies. ESA is considered the standard of care for the treatment of anemia in CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc.

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

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim Pharma GmbH & Co. KG’s Ofev® (nintedanib). However, it may be difficult to encourage treatment providers and patients to switch to pamrevlumab from an oral product with which they are already familiar to a product delivered via in-office infusion. Furthermore, Sandoz has obtained approval for a generic of pirfenidone in the U.S. and nintedanib may be produced as a generic in the near future. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

Pamrevlumab is a monoclonal antibody that may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Kadmon Holdings, Inc.’s KD025, Galecto’s GB0139, Liminal BioSciences’ PBI-4050, Pliant Therapeutics’ PLN-74809, Roche/Promedior, Inc.’s PRM-151, and Boehringer Ingelheim’s BI 1015550. Boehringer Ingelheim began enrolling patients in the fourth quarter of 2022 in its Phase 3 trial of BI 1015550, a novel investigational phosphodiesterase 4B (PDE4B) inhibitor of IPF. Roche is enrolling patients in a Phase 3 trial evaluating the efficacy and safety of PRM-151, a recombinant human pentraxin-2 (rhPTX-2), compared to placebo in patients with IPF. United Therapeutics Corporation is enrolling patients in its Phase 3 trial of treprostinil in IPF.

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

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., European Union, and Japan. On September 19, 2016, the FDA approved Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen). Exondys 51 is approved to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta’s Vyondys 53TM (golodirsen) was approved by the FDA in December 2019 for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for approximately 8% of the DMD population. Sarepta’s Amondys 45™ (casimersen) was approved by the FDA in February 2021 for patients with a confirmed genetic mutation that is amenable to exon 45 skipping, which accounts for approximately 8% of the DMD population. Sarepta has also filed a Biologics License Application for the accelerated approval of SRP-9001 (delandistrogene moxeparvovec) to treat ambulant patients with DMD.

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

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Pfizer, Pliant, Galecto, Sarepta, and Italfarmaco Group.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a CRL for roxadustat in CKD anemia in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that our other product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction.

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

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions the U.S. Department of Health and Human Services can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs or biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation Reduction Act of 2022 will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing U.S. Department of Health and Human Services to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
potential liability resulting from development work conducted by foreign distributors;
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

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law. The HFCAA requires that the SEC identify issuers that retain an auditor that has a branch or office that is located in a foreign jurisdiction and that the PCAOB determines it is unable to inspect or investigate completely because of a position taken by an authority in that foreign jurisdiction. As PricewaterhouseCoopers Zhong Tian LLP is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, they are not currently subject to inspection. Amongst other things, the HFCAA requires the SEC to prohibit the securities of any issuer from being traded on any of the U.S. national securities exchanges, such as The Nasdaq Global Select Market, or on the U.S. “over-the-counter” markets, if the auditor of the issuer’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law became effective.

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

If our operations fundamentally change in a way that requires our independent registered public accounting firm be located in China or Hong Kong in order to comply with the standards of the PCAOB regarding principal auditor then the HFCAA would apply to us, including the potential delisting from The Nasdaq Global Select Market and prohibition from trading in the over-the counter market in the U.S. Such a restriction would negatively impact our ability to raise capital. We view the likelihood to be remote that our operations will fundamentally change so as to require our principal auditor to be located in China or Hong Kong. Additionally, it is possible that in the future Congress could amend the HFCAA or the SEC could modify its regulations to apply the restrictions, including trading prohibitions and delisting, under the HFCAA in situations in which an independent registered public accounting firm in China or Hong Kong performs part of the audit such as in our current situation. There are currently no such proposals.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2022, approximately $63.1 million of our cash and cash equivalents is held in China.

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

We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our operations in China as well as our partner’s operations in Japan and Europe, which could adversely affect our financial performance.

Most of our and our partner’s product sales will occur in local currency and our operating results will be subject to volatility from currency exchange rate fluctuations. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have an adverse impact on our future operating results. Changes in the value of the Renminbi, Euro or Yen against the U.S. dollar and other currencies are affected by, among other things, changes in political and economic conditions. Any significant currency exchange rate fluctuations may have a material adverse effect on our business and financial condition.

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

The legal system of China is a civil law system primarily based on written statutes. Our financial condition and results of operations may be adversely affected by government control, perceived government interference and/or changes in tax, cyber and data security, capital investments, cross-border transactions and other regulations that are currently or may in the future be applicable to us. In 2022, Chinese regulators announced regulatory actions aimed at providing China’s government with greater oversight over certain sectors of China’s economy, including the for-profit education sector and technology platforms that have a quantitatively significant number of users located in China. Although the biotech industry is already highly regulated in China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, China’s government may in the future take regulatory actions that may materially adversely affect the business environment and financial markets in China as they relate to us, our ability to operate our business, our liquidity and our access to capital.

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

Risks Related to COVID-19

Our business could continue to be adversely affected by the ongoing COVID-19 global pandemic.*

The COVID-19 pandemic may continue to negatively impact our and/or our partners’ sales of roxadustat, clinical programs and timelines, and general productivity, the magnitude of which will depend, in part, on the progression of the disease, the efficacy of various mitigation efforts, including vaccines and other therapeutics in preventing and treating current and future COVID-19 variants, and restrictions (including lockdowns) governments impose in response to new outbreaks of COVID-19 variants.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financings in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2021, 2020 and 2019 were $290.0 million, $189.3 million and $77.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $1.5 billion. As of September 30, 2022, we had capital resources consisting of cash, cash equivalents and short-term investments of $408.5 million plus $17.8 million of long-term investments classified as available for sale securities. In addition, as of September 30, 2022, we had $15.3 million accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Accordingly, we may seek additional funds sooner than planned. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all or that we will be able to satisfy the performance, financial and other obligations in connection with any such financings. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. We could also be required to seek funds through additional collaborations, partnerships, licensing arrangements with third parties or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to intellectual property, future revenue streams, research programs, product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. For example, we recently entered into a financing arrangement with an affiliate of NovaQuest Capital Management (“NovaQuest”) that imposes certain performance and financial obligations on our business. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations or activities that may be necessary to commercialize our product candidates.

Our non-dilutive transaction with NovaQuest could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, and contain various covenants and other provisions, which, if violated, could result in the acceleration of payments due in connection with such transaction or the foreclosure on security interest.*

On November 4, 2022, we entered into a revenue interest financing agreement (“RIFA”) with NovaQuest with respect to our royalties from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, NovaQuest has agreed to pay us an investment amount equal to $50.0 million in consideration for certain royalty and other revenue payments we will make to NovaQuest.

As material inducement for NovaQuest to enter into the RIFA, we granted NovaQuest a security interest over our rights, title and interest in and to the revenue interest payments and intellectual property related to roxadustat and the Astellas territories.

In addition, the RIFA includes customary reporting obligations and events of default by us. Upon the occurrence of an event of default, NovaQuest may exercise all remedies available to it at law or in equity in respect of the security interest.

For additional details about this financing transaction, see Note 9, Subsequent Event, to the condensed consolidated financial statements.

Our obligations under the RIFA could have significant negative consequences for our shareholders, and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional non-dilutive financing or enter into collaboration or partnership agreements of a certain size;
•
requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and
•
if we fail to comply with the terms of the RIFA, resulting in an event of default that is not cured or waived, NovaQuest could seek to enforce their security interest in assets relating to roxadustat that secures such indebtedness.

To the extent we incur additional debt, the risks described above could increase.

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

Our business and operations would suffer in the event of computer system failures.*

Despite the implementation of security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We upgraded our disaster and data recovery capabilities in 2022, and have continued to maintain and upgrade these capabilities. However, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We depend on sophisticated information technology systems and could face a cyber-attack or other breach of these systems.*

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. While we upgraded our disaster data recovery program in September 2022, a successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating costs and expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows.

Our headquarters are located near known earthquake fault zones.*

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, or otherwise disrupted operations, all critical systems and services can be accessible from the disaster recovery site, but it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans are in draft and are unlikely to provide adequate protection in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Our principal stockholders own a significant percentage of our stock and will be able to exercise influence over stockholder approvals.*

As of October 31, 2022, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 54.80% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date and shares issuable upon settlement of restricted stock units that will vest within 60 days after such date. This percentage is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC, which information may not be accurate as of the date of this filing. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. The interests of this group may differ from those of other stockholders and they may vote their shares in a way that is contrary to the way other stockholders vote their shares. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1	Equity Distribution Agreement, dated August 8, 2022, among FibroGen, Inc. and Goldman Sachs & Co. LLC.	S-3ASR	333-266663	1.2	08/08/2022

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FibroGen, Inc.

Date: November 7, 2022	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)