Form 10-K
period 2022-12-31
FIBROGEN INC
filed 2023-02-27
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $975.1 million. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2023 was 94,182,915.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) incorporate information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for roxadustat, pamrevlumab and our other product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, our ability to operate in the People’s Republic of China (“China”), expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

RISK FACTOR SUMMARY

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products pamrevlumab and roxadustat.
•
As a company, we have limited late-stage development and commercialization experience, and the time and resources required to develop such experience are significant.
•
Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.
•
The complete response letter we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be amended or terminated.
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
•
Our current and future relationships with customers, physicians, and third-party payors are subject to healthcare fraud and abuse laws, false claims laws, transparency laws, and other regulations. If we are unable to comply with such laws, we could face substantial penalties.
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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
•
The retail prices of any product candidates that we develop will be subject to pricing control in China and elsewhere.
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

CHINA OPERATIONS AND RELATED RISKS

We are incorporated in the state of Delaware. We operate within the Chinese market through FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), a wholly-owned subsidiary established in Beijing. FibroGen Beijing consists of development and commercialization operations as well as a drug product manufacturing facility. FibroGen Beijing holds the regulatory licenses issued by the Chinese regulatory authorities in respect of roxadustat. FibroGen Beijing has two branch offices located in Shanghai and Cangzhou, China. The branch office in Cangzhou operates a drug substance manufacturing facility. FibroGen Beijing also owns 51.1% of Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”), a joint venture established by FibroGen and operated in conjunction with AstraZeneca Investment (China) Co., Ltd. for the purpose of distributing our sole drug product approved for sale in China, roxadustat. Falikang conducts distribution activities for roxadustat within China while AstraZeneca Investment (China) Co., Ltd., AstraZeneca AB (“AstraZeneca”) and AstraZeneca (Wuxi) Trading Co., Ltd. provide sales and marketing services in support of roxadustat. Thus, stockholders of FibroGen, Inc. have an ownership interest in the joint venture, Falikang, through the FibroGen, Inc. equity ownership in our subsidiaries, including FibroGen Beijing.

For a full discussion of our business in China, please see the section below titled “China - Roxadustat Commercial Program” as well as the sections titled “ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES” and “CHEMOTHERAPY-INDUCED ANEMIA.” We summarize certain risks associated with our operations in China in this section, however, please refer also to the section of this Annual Report captioned “Item 1A. Risk Factors” for additional risks related to our international operations.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

FibroGen, Inc. is a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. Our lead product candidate and product are pamrevlumab and roxadustat, respectively.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer, and Duchenne muscular dystrophy. To date, we have retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of hypoxia-inducible factor prolyl hydroxylase (“HIF-PH”) activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis.

We are well positioned over the next 18 months to report topline results from seven pivotal clinical studies with two different drug candidates:

•
Pamrevlumab - our first-in-class antibody developed to inhibit the activity of connective tissue growth factor (“CTGF”), a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure. Our pivotal clinical trials in this indication are:
o
LELANTOS-1, a Phase 3 study of pamrevlumab in non-ambulatory Duchenne muscular dystrophy (“DMD”) – topline data expected in the second quarter of 2023;
o
ZEPHYRUS-1, a Phase 3 study of pamrevlumab in idiopathic pulmonary fibrosis (“IPF”) – topline data expected in mid-2023;
o
LELANTOS-2, a Phase 3 study of pamrevlumab in ambulatory DMD – topline data expected in the third quarter of 2023;
o
LAPIS, a Phase 3 study of pamrevlumab in locally advanced unresectable pancreatic cancer (“LAPC”) – topline data expected in in the first half of 2024; and
o
ZEPHYRUS-2, a second Phase 3 study of pamrevlumab in IPF – topline data expected in mid-2024.
•
Roxadustat - our commercial-stage product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. Our pivotal clinical trials in this indication are:
o
MATTERHORN, a Phase 3 study of roxadustat in myelodysplastic syndromes (“MDS”) – topline data expected in the second quarter of 2023; and
o
Phase 3 study in China of roxadustat in chemotherapy-induced anemia (“CIA”) – topline data expected in the second quarter of 2023.

Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis. We expect to file up to two INDs in the second half of 2023: one for an antibody targeting CCR8; and the other for an antibody targeting Galectin-9.

The following is an overview of our clinical and commercial programs.

PAMREVLUMAB FOR THE TREATMENT OF FIBROSIS AND CANCER

Our research and discovery work indicate that CTGF is a critical common element in the progression of serious diseases associated with fibrosis.

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

We have sponsored clinical trials of pamrevlumab in IPF, pancreatic cancer, DMD, liver fibrosis, and diabetic kidney disease. In clinical studies involving more than 1,000 pamrevlumab-treated patients (approximately half of whom were dosed for more than six months), pamrevlumab has been well-tolerated across the range of doses studied, and there have been no dose-limiting toxicities seen thus far.

The U.S. Food and Drug Administration (“FDA”) has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of IPF, LAPC, and DMD (with DMD also receiving Rare Pediatric Disease designation).

To date, we have retained exclusive worldwide rights for pamrevlumab. We are advancing our brand development activities for pamrevlumab in preparation for potential launches in IPF, LAPC and DMD.

In the next 18 months, we expect to report topline results from each of our five ongoing Phase 3 studies of pamrevlumab.

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

Multiple proteins and signaling pathways have been implicated in the fibrotic process, many of which converge on CTGF, a central mediator of fibrosis. In the case of cancer, tumor-associated fibrotic tissue can promote tumor cell survival and metastasis. CTGF is a secreted glycoprotein produced by fibroblasts, endothelium, mesangial cells and other cell types, including cancers, and is induced by a variety of regulatory modulators, including TGF-ß and VEGF. CTGF expression has been demonstrated to be up-regulated in fibrotic tissues. Thus, we focused on targeting CTGF to block or inhibit its activity to mitigate, stop or reverse tissue fibrosis. In addition, since CTGF is implicated in nearly all forms of fibrosis, we believe pamrevlumab has the potential to provide clinical benefit in a wide range of clinical indications that are characterized by fibrosis.

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

Based on numerous sources, we estimate the U.S. prevalence and incidence of IPF to be approximately 120,000 cases, and 30,000 new cases per year, respectively, and the global prevalence of IPF to be 330,000 cases (including the major regions of U.S., Europe, Japan, and China. We believe that with the availability of technology to enable more accurate diagnoses, the number of individuals diagnosed per year with IPF will continue to increase.

There are currently two anti-fibrotic therapies approved to treat IPF in Europe and the U.S., pirfenidone and nintedanib, which have shown the commercial potential in IPF with over $4 billion in worldwide sales in 2021. Hoffmann-La Roche (“Roche”) reported worldwide sales of approximately $1.12 billion in 2021 for Esbriet (pirfenidone). Boehringer Ingelheim Pharma GmbH & Co. KG (“Boehringer Ingelheim”) reported total sales of approximately $2.9 billion for Ofev (nintedanib) in 2021.

Phase 3 Clinical Trials of Pamrevlumab in IPF

We are conducting two Phase 3 trials of pamrevlumab in IPF patients, ZEPHYRUS-1 and ZEPHYRUS-2.

Similar to PRAISE, our randomized and completed Phase 2 trial in 101 IPF patients described below, both of these Phase 3 studies are double-blind, placebo-controlled trials with a primary efficacy endpoint of change in forced vital capacity (“FVC”) at 48 weeks. FVC is a lung function test measuring the volume of air exhaled by a patient.

We amended the ZEPHYRUS-2 protocol to harmonize the primary endpoint between the U.S. and Europe as change in FVC. Previously the primary endpoint for Europe was disease progression (as defined below), with change in FVC as a key secondary endpoint. This change makes the primary endpoint for both studies consistent with other recent pivotal trials in IPF that formed the basis of regulatory approval in the U.S. and Europe.

Secondary efficacy endpoints for each study include disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death), acute IPF exacerbation, and quantitative changes in lung fibrosis volume from baseline.

We have completed enrollment of ZEPHYRUS-1, our first Phase 3 trial of pamrevlumab in 356 IPF patients, and we expect topline data from ZEPHYRUS-1 in mid-2023.

We continue to enroll patients in ZEPHYRUS-2, our second Phase 3 trial of pamrevlumab in approximately 340 IPF patients, and we expect topline data from ZEPHYRUS-2 in mid-2024.

Phase 2 Clinical Trial of Pamrevlumab in IPF

Positive results from PRAISE were published in The Lancet Respiratory Medicine (September 2019). PRAISE was designed to evaluate the safety and efficacy of pamrevlumab in patients with mild-to-moderate IPF (baseline FVC percentage predicted of 55%), as well as topline results from two sub-studies that were added to evaluate the safety of combining pamrevlumab with approved IPF therapies.

In the double-blind, placebo-controlled 48-week portion of this study, 103 patients were randomized (1:1) to receive either 30mg/kg of pamrevlumab or placebo intravenously every three weeks. Lung function assessments were conducted at baseline and at Weeks 12, 24, 36 and 48. Quantitative HRCT assessments of lung fibrosis volume were performed at baseline and at Weeks 24 and 48.

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

Change from Baseline in Volume of Quantitative Lung Fibrosis (mL) in the Intention-to-Treat Population

As in our previous open label Phase 2 study, a correlation between FVC percent predicted and QLF was confirmed at both Weeks 24 and 48 in this study.

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

Open-Label Phase 2 Clinical Trial of Pamrevlumab in IPF

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

PANCREATIC CANCER

Understanding Pancreatic Cancer and Current Therapies

Certain solid malignant tumors have a prominent fibrosis component consisting mostly of ECM that contributes to metastasis and progressive disease. ECM is the connective tissue framework of an organ or tissue.

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the third leading cause of cancer deaths in the U.S. According to the American Cancer Society, approximately 64,500 people will be diagnosed with pancreatic cancer in the U.S. in 2023, and approximately 50,500 people will die of pancreatic cancer. Of all people diagnosed with pancreatic cancer in the U.S. between 2011 and 2017, the 5-year survival rate was 11%. Globally, an estimated 495,000 people were diagnosed with pancreatic cancer in 2020 and an estimated 466,000 people worldwide died from the disease. Because pancreatic cancer is difficult to diagnose, over 50% of new cased are metastatic, with a five-year survival rate of approximately 3%. An additional 15-20% of new pancreatic cancer patients are diagnosed with localized resectable tumors, with the remaining 30-35% of newly diagnosed patients having localized, unresectable tumors. For those with resectable tumors, 50% survive 17 to 27 months post-diagnosis and ~20% achieve five-year survival. In its report of December 2017, Decision Resources Group estimated that the major market sales (U.S., Europe and Japan) of pancreatic cancer drugs would grow from $1.3 billion in 2016 to approximately $3.7 billion in 2026.

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

Phase 3 Clinical Trial in Locally Advanced Unresectable Pancreatic Cancer

LAPIS is our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab as a therapy for LAPC. We completed enrollment of 284 patients, randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We expect topline data for the primary endpoint of overall survival in the first half of 2024.

Clinical Development in Metastatic Pancreatic Cancer

In June 2021, the Pancreatic Cancer Action Network’s (PanCAN) Precision PromiseSM adaptive trial platform included pamrevlumab in combination with standard of care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), in its study for patients with metastatic pancreatic cancer. The pamrevlumab portion of the trial is still ongoing. Drug candidates in the Precision Promise study will continue to progress (including from Phase 2 to Phase 3) unless stopped sooner for safety or futility. The pamrevlumab combination therapy is offered to patients as either a first- or second-line treatment option. Pamrevlumab was the first experimental treatment arm to be offered as a first-line treatment in PanCAN’s innovative Precision Promise trial. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities.

Completed Phase 1/2 Clinical Trial in Locally Advanced Unresectable Pancreatic Cancer

We completed an open-label, randomized (2:1) Phase 1/2 trial (FGC004C-3019-069) of pamrevlumab combined with gemcitabine plus nab-paclitaxel chemotherapy vs. the chemotherapy regimen alone in patients with inoperable LAPC that has not been previously treated. We enrolled 37 patients in this study and completed the six-month treatment period and surgical assessment at the end of 2017. The overall goal of the trial was to determine whether the pamrevlumab combination can convert inoperable pancreatic cancer to operable, or resectable, cancer. Tumor removal is the only chance for cure of pancreatic cancer, but only approximately 15% to 20% of patients are eligible for surgery.

We reported updated results from this study at the American Society of Clinical Oncology Annual Meeting in June 2018. A higher proportion (70.8%) of pamrevlumab-treated patients whose tumors were previously considered unresectable became eligible for surgical exploration than patients who received chemotherapy alone (15.4%), based on pre-specified eligibility criteria at the end of six months of treatment. Furthermore, a higher proportion of pamrevlumab-treated patients (33.3%) achieved surgical resection than those who received chemotherapy alone (7.7%).

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

Completed Phase 1/2 Clinical Trial in Pancreatic Cancer

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

Seventy-five patients were enrolled in this study with 66 (88%) having Stage 4 metastatic cancer. The study demonstrated a drug exposure-related increase in survival. At the lowest doses, no patients survived for even one year while at the highest doses up to 31% of patients survived one year.

A post-hoc analysis found that there was a significant relationship between survival and trough levels of plasma pamrevlumab measured immediately before the second dose (Cmin). Cmin greater than or equal to 150 µg/mL was associated with significantly improved progression-free survival (p=0.01) and overall survival (p=0.03) vs. those patients with Cmin less than 150 µg/mL. For patients with Cmin >150 µg/mL median survival was 9.0 months compared to median survival of 4.4 months for patients with Cmin <150 µg/mL. Similarly, 34.2% of patients with Cmin >150 µg/mL survived for longer than one year compared to 10.8% for patients with Cmin <150 µg/mL. These data suggest that sufficient blockade of CTGF requires pamrevlumab threshold blood levels of approximately 150 µg/mL in order to improve survival in patients with advanced pancreatic cancer.

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

DUCHENNE MUSCULAR DYSTROPHY

Understanding DMD and Current Therapies

In the U.S., approximately one in every 5,000 boys have DMD, and approximately 20,000 children are diagnosed with DMD globally each year. There are currently no approved disease-modifying treatments. Despite taking steroids to mitigate progressive loss of muscle function, a majority of children with DMD are non-ambulatory by adolescence and median survival is age 25.

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

Phase 3 Clinical Trial of Pamrevlumab

Non-Ambulatory DMD Patients

LELANTOS-1 is our double-blind, placebo-controlled Phase 3 clinical trial evaluating pamrevlumab as a treatment for DMD, in combination with systemic corticosteroids. LELANTOS-1 completed enrollment of 99 non-ambulatory DMD patients randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary endpoint will assess change in upper limb function from baseline to Week 52 and additional endpoints will include pulmonary, cardiac, performance, and fibrosis assessments. We expect topline data from this study in the second quarter of 2023.

Ambulatory DMD Patients

LELANTOS-2 is our double-blind, placebo-controlled Phase 3 trial evaluating pamrevlumab in DMD, in combination with systemic corticosteroids. We completed enrollment of 73 ambulatory patients aged 6-12, randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52. We expect topline data from this study in the third quarter of 2023.

Phase 2 Open-Label Clinical Trial of Pamrevlumab in DMD

In June 2019 at the Parent Project Muscular Dystrophy meeting, we reported topline results from this 21-patient open-label single-arm trial in non-ambulatory DMD patients. This one-year administrative analysis compared our Phase 2 data to previously published natural disease history studies of DMD patients. While we cannot make direct comparisons between our trial and previously published data due to, among other things, differences in subject numbers, baseline characteristics, inclusion/exclusion criteria, treatment protocols, and analysis methods, pamrevlumab was well tolerated and compares favorably to published studies for FVC percent predicted and other clinical outcomes.

In pulmonary function tests, the results from our study indicate a potential reduction in the one-year decline in FVC percent predicted from baseline for pamrevlumab-treated patients when compared to FVC data of DMD patients (whether such patients were taking steroids or not) published in 2019 by Ricotti. In addition, pamrevlumab showed less decline in both percent predicted forced expiratory volume as compared to previously published study results of Meier in 2016, and in percent predicted peak expiratory flow rate, compared to what was observed in the study by Ricotti in 2019.

In muscle function tests, the majority of the results of this Phase 2 study showed the mean change from baseline in pamrevlumab-treated patients appeared to be more favorable than previously published data. Our results showed a mean increase in grip-strength score in both dominant and non-dominant hands at one year of treatment with pamrevlumab, while earlier results from a 2015 study by Seferian showed a decline at one year as expected.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA

CHRONIC KIDNEY DISEASE

In collaboration with our partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca, we have completed 16 Phase 3 studies worldwide in over 11,000 patients to support our marketing approvals of roxadustat (爱瑞卓®️, EVRENZOTM) to treat CKD anemia in China, Europe, Japan and numerous other countries.

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

China – Roxadustat Commercial Program

Since the launch of roxadustat (tradename: 爱瑞卓®) in 2019, the anemia of CKD market has expanded significantly. Roxadustat has captured a majority of this growth, benefiting from inclusion in the 2019 and 2021 National Reimbursement Drug Lists.

In 2022, roxadustat sales volume grew over 80% and it was the top CKD anemia brand in China with a 34% value share within the segment of ESAs and HIF-PH inhibitors. Roxadustat remains the only HIF-PH inhibitor currently on the market in China and we have seen broad adoption across the three segments of hemodialysis, peritoneal dialysis, and non-dialysis.

In 2023, we expect continued and robust growth of roxadustat sales in China due to continued adoption by patients and doctors. Multiple treatment guidelines and expert consensus in China describe or recommend HIF-PH inhibitors as a treatment for CKD anemia - and roxadustat specifically. We believe this increased awareness and confidence in the class will provide strong support for continued expansion of roxadustat sales.

We have established significant clinical experience and market leadership in treating CKD anemia in China, and we believe roxadustat has become the standard of care for the treatment of anemia in CKD in China. In 2023, we will focus on expanding the population treated with roxadustat, as well as duration of treatment which we believe is important to managing the risks associated with anemia in CKD.

Europe - Roxadustat Commercial Program

In Europe, our partner Astellas continues the commercial launch of EVRENZO® (roxadustat). EVRENZO is approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. EVRENZO is the only HIF-PH inhibitor currently on the market in Europe. In 2023, we expect sales of roxadustat for CKD anemia in Europe to accelerate due to reimbursement and launches in additional European countries.

Japan - Roxadustat Commercial Program

In Japan, our partner Astellas continues the commercial launch of EVRENZO (roxadustat), targeting healthcare providers that care for approximately 330,000 dialysis patients across Japan. EVRENZO is approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. The supplemental NDA for the use of roxadustat in patients with anemia of CKD not on dialysis was approved in November 2020 by the Pharmaceuticals and Medical Devices Agency. EVRENZO is one of five HIF-PH inhibitors currently on the market in Japan.

United States - Roxadustat Development

There are approximately 39 million CKD patients in the U.S., an estimated six million of whom have anemia.

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

ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

MDS is a diverse group of bone marrow disorders characterized by ineffective production of healthy blood cells and premature destruction of blood cells in the bone marrow, leading to anemia. In most MDS patients, the cause of the disease is unknown.

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

Phase 3 Clinical Trial in Myelodysplastic Syndromes

We completed enrollment of the Phase 3 arm of MATTERHORN, our Phase 2/3 placebo-controlled, double-blind clinical trial of roxadustat for the treatment of anemia in MDS in the U.S. and Europe. The Phase 3 portion of this trial is studying roxadustat in 140 transfusion-dependent, lower-risk MDS patients, in which subjects are randomized 3:2 to receive roxadustat or placebo three-times-weekly. The primary endpoint is the proportion of patients who achieve transfusion independence for 56 consecutive days within the first 28 weeks with secondary endpoints and safety evaluated at 52 weeks. We expect topline 28-Week data from this study in the second quarter of 2023.

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

Approximately 40% of total solid tumor cancer patients, or approximately 6.8 million people, undergo chemotherapy each year globally, including 3.2 million in China. Between 60% and 80% of these patients develop anemia. The incidence and severity of CIA depend on a variety of factors, including the tumor type or the level of toxicity of the therapy, and further increases with each successive chemotherapy round. We believe the addressable population is approximately 500,000 in China.

ESAs have been recommended for patients experiencing CIA with the desirable goals of improvement in anemia-related symptoms and the avoidance of blood transfusion, which increases risk of infections and the risk of complications such as heart failure and allergic reactions. However, not all CIA patients respond to ESA therapy, which may be due to the etiology of their CIA or inflammatory comorbidity. ESA use also has associated toxicities, including increased thrombotic events, possible decreased survival and accelerated tumor progression, as published from randomized clinical trials and meta-analyses, that led to label restrictions and boxed warnings in the U.S. for ESAs in cancer populations in 2007, followed by the ESA Risk Evaluation and Mitigation Strategy program.

Market Opportunity for Roxadustat in Chemotherapy-Induced Anemia

China has 4-5 million solid tumor patients, of which approximately 75% receive chemotherapy. Of that population, an estimated 50% (over 1.5 million patients) become anemic, and among them, 40% are considered moderate to severe, defined as Hb < 10 g/dL. This addressable population is largely untreated, with an ESA usage rate of under 10%. We further estimate that the population where anemia has led to chemotherapy dose reduction or delay is around 20-25%.

We believe this population could benefit from treatment with roxadustat, and the oral administration of HIF-PH inhibitors for this very sick population could be a particularly attractive feature over ESAs.

Phase 3 Clinical Trial in Chemotherapy-Induced Anemia

We have completed enrollment of our active-controlled Phase 3 clinical trial in China of roxadustat in CIA for non-myeloid malignancies. The primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13. This trial has enrolled 159 subjects and we expect topline data from this study in the second quarter of 2023.

Phase 2 Clinical Trial in Chemotherapy-Induced Anemia

The results of WHITNEY, the Phase 2 clinical trial of roxadustat in CIA in the U.S., was published by the American Journal of Hematology in January 2023. This study provided the basis for the study design for the China Phase 3 study.

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

We are also applying our knowledge of CTGF to investigate new clinical opportunities for pamrevlumab. We are exploring additional indications in which CTGF-driven fibrosis has been implicated in disease progression and mortality, as well as expanded cancer subtypes for which CTGF biology has been shown to support tumor survival and metastasis.

More recently we in-licensed two preclinical immuno-oncology assets. The first is FG-3165, an antibody that inhibits Galectin-9, a secreted protein implicated in suppression of anti-tumor immune response in multiple solid tumors, and shown to be a driver of cancer progression in acute myeloid leukemia. The other is FG-3163, an antibody targeting the CCR8 protein designed to deplete immune suppressive T regulatory cells from the tumor microenvironment. Multiple preclinical studies demonstrated that depletion of T regulatory cells in solid tumors results in enhanced immune response and reduction in tumor size, particularly when combined with immune checkpoint inhibition. We expect to file INDs for up to two of these programs in the second half of 2023.

COLLABORATIONS

Collaboration Partnerships for Roxadustat

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. In addition, we started roxadustat commercial sales in China in 2019. For the fiscal year ended December 31, 2022, 40% of our revenue was related to our collaboration agreements, and 59% of our revenue was from roxadustat commercial sales in China. For the fiscal year ended December 31, 2021, 76% of our revenue was related to our collaboration agreements, and 20% of our revenue was from roxadustat commercial sales in China. For the fiscal year ended December 31, 2020, 59% of our revenue was related to our collaboration agreements, and 41% of our revenue was from roxadustat commercial sales in China.

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

AstraZeneca

We have two agreements with AstraZeneca for the development and commercialization of roxadustat for anemia, one for China (the “AstraZeneca China Agreement”), and one for the U.S. and all other countries not previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”). Under these agreements, we provided AstraZeneca the right to develop and commercialize roxadustat for anemia in these territories. We share responsibility with AstraZeneca for clinical development activities required for U.S. regulatory approval of roxadustat, and FibroGen will transfer the U.S. NDA to AstraZeneca upon approval. AstraZeneca will hold the equivalent regulatory filings in the other licensed countries.

Under the AstraZeneca China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the AstraZeneca China Amendment in the third quarter of 2020, as discussed and defined below.

In 2020, we entered into Master Supply Agreement under the AstraZeneca U.S./RoW Agreement to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies.

In July 2020, FibroGen China and AstraZeneca entered into an amendment, effective July 1, 2020, to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”).

Under the AstraZeneca China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”), which performs roxadustat distribution, as well as conduct sales and marketing through AstraZeneca.

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

HiFiBiO

In June 2021, we entered into an exclusive license and option agreement with HiFiBiO, pursuant to which we exclusively licensed from HiFiBiO all product candidates in HiFiBiO’s Galectin-9 program and subsequently exclusively licensed all product candidates in HiFiBiO’s CCR8 program. In addition to the upfront payments we previously paid, HiFiBiO may receive up to a total of $345 million in future clinical, regulatory, and commercial milestone payments for each program. HiFiBiO will also be eligible to receive tiered royalties based upon worldwide net sales. We expect to file INDs for up to two of these programs in the second half of 2023.

Licensing Activities

Exclusive License with Eluminex

In July 2021, we exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to our investigational biosynthetic cornea derived from recombinant human collagen type III. FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid-single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid-single-digit royalties based on worldwide net sales of other recombinant human collagen type III products that are not cornea products.

We received an $8.0 million upfront payment from Eluminex in 2022 and have billed a $3.0 million milestone in the first quarter of 2023 based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China. Additional information related to the Eluminex license revenue is set forth in Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report.

Strategic Financing Agreement

On November 4, 2022, we entered into a revenue interest financing agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 8, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive, particularly in some of the indications of our developing drug candidates, including anemia in CKD, IPF, pancreatic cancer, and DMD. We face competition from multiple other pharmaceutical and biotechnology companies, many of which have significantly greater financial, technical and human resources and experience in product development, manufacturing and marketing. These potential advantages of our competitors are particularly a risk in IPF, pancreatic cancer, and DMD, where we do not currently have a development or commercialization partner.

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

Product Candidates in Development

We may also face competition from potential new anemia therapies currently on the market or in clinical development, including in those patient segments not adequately addressed by ESAs. Companies that are currently developing HIF-PH inhibitors for anemia in CKD indications include GlaxoSmithKline plc (“GSK”), Bayer Corporation (“Bayer”), Akebia Therapeutics, Inc. (“Akebia”), Otsuka Pharmaceutical, Akebia’s partner in the U.S. and Europe, Japan Tobacco, and Zydus Lifesciences Ltd. (formerly known as Cadila Healthcare Ltd.) (India) (“Zydus”). In March 2021, Akebia submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in patients on dialysis and not on dialysis. On March 30, 2022, Akebia announced that it received a Complete Response Letter from the FDA for vadadustat for the treatment of anemia due to CKD. In November of 2022, Akebia announced that it had filed a Formal Dispute Resolution Request related to the CRL for vadadustat. In October 2021, Otsuka Pharmaceutical submitted an initial marketing authorization application to the EMA for vadadustat for the treatment of anemia associated with CKD in adults. In June 2022, Akebia announced that it had regained rights to vadadustat in various territories, including Europe, upon termination of the Collaboration and License Agreement with Otsuka Pharmaceutical.

GSK announced in February 2023 that the FDA approved daprodustat to treat anemia of CKD in adults who have been receiving dialysis for at least four months. GSK’s marketing authorization application for daprodustat is pending with the EMA.

Japan

In Japan, roxadustat faces the following competitive drugs being sold for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis: vadadustat by Mitsubishi Tanabe Pharmaceutical Corporation, Akebia’s collaboration partner, daprodustat by GSK and its partner Kyowa Hakko Kirin, molidustat by Bayer, and enarodustat by Japan Tobacco (to be sold by Torii Pharmaceuticals Ltd).

China

In China, ESA is considered the standard of care for the treatment of anemia in CKD, and locally manufactured epoetin alfa is offered by 15 local manufacturers including the market leader EPIAO that is marketed by 3SBio Inc. We may face potential competition from other HIF-PH inhibitors. Companies active in the U.S. such as Akebia, Bayer, and GSK have been authorized by the National Medical Products Administration (“NMPA”) to conduct trials in China to support their ex-China regulatory filings. A number of domestic companies, including Jiangsu Hengrui Medicine Co., Ltd., Nicoya Therapeutics (Shanghai) Co. Ltd (licensed from Guandong Sunshine Health Investment Co., Ltd.), 3SBio Inc., and Hangzhou Andao Pharmaceutical Co., have been permitted by the NMPA to conduct clinical trials in their locally developed HIF-PH inhibitor investigational compounds for the treatment of anemia in CKD. Domestic companies are also in-licensing global compounds to be developed as domestic drugs, including China Medical System which in-licensed Desidustat, a compound that is approved in India, from Zydus for greater China in January 2020. In January 2021, China Medical System Holdings Ltd. was granted approval by the Chinese NMPA to begin trials for Desidustat in patients with anemia of CKD, including dialysis and non-dialysis patients. Shenzhen Salubris Pharmaceutical Co., Ltd., a domestic company in China, in-licensed Enarodustat from Japan Tobacco and received NMPA approval in the third quarter of 2020 to initiate Phase 3 studies. We will also face competition from generics who could enter the market after expiry of our patents in China, and two potential market players have already started bioequivalence studies, including Chia Tai-Tiangqing Pharmaceutical Holdings and CSPA Pharmaceutical Group.

CIA and MDS

Reblozyl® (luspatercept) was approved by the FDA in April 2020 for the treatment of anemia in adults with MDS with ring sideroblasts or myelodysplastic/myeloproliferative neoplasms with ring sideroblasts and thrombocytosis who need regular red blood cell transfusions and have not responded well to or cannot receive an ESA. It is the first and only erythroid maturation agent approved in the U.S., Europe, and Canada and is part of a global collaboration between Acceleron Pharma, Inc. and Bristol Myers Squibb. In addition, Geron Corporation recently released positive data from its ongoing Phase 3 clinical trial of imetelstat in lower risk MDS.

Large Dialysis Organizations

The majority of the current CKD anemia market focuses on dialysis patients who visit dialysis centers on a regular basis, typically three times a week, and are administered anemia therapies as part of the visit. Collectively, DaVita Healthcare Partners Inc. (“DaVita”) and Fresenius Medical Care AG & Co. KGaA (“Fresenius”), two of the largest operators of dialysis clinics in the U.S., provide dialysis care to more than 80% of U.S. dialysis patients, and have historically executed long-term contracts including rebate terms with Amgen. Successful penetration in this market will likely require our partner AstraZeneca to enter into a definitive agreement with Fresenius, DaVita, or other dialysis organizations, on favorable pricing terms and on a timely basis.

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

Idiopathic Pulmonary Fibrosis

If approved and launched commercially to treat IPF, pamrevlumab is expected to compete with Roche’s Esbriet® (pirfenidone), and Boehringer Ingelheim’s Ofev® (nintedanib). It may be difficult to encourage treatment providers and patients to switch to pamrevlumab from an oral product with which they are already familiar to a product delivered via in-office infusion. Furthermore, there are multiple generic alternatives of pirfenidone in the U.S. and nintedanib may be produced as a generic in the near future. We may also face competition from potential new IPF therapies in recruitment and enrollment in our clinical trials and potentially in commercialization.

Pamrevlumab is a monoclonal antibody that may be more expensive and less convenient than oral small molecules such as nintedanib and pirfenidone. Other potential competitive product candidates in various stages of development for IPF include Boehringer Ingelheim’s BI 1015550. Boehringer Ingelheim enrolled its first patient in the fourth quarter of 2022 in its Phase 3 trial of BI 1015550, a novel investigational phosphodiesterase 4B (PDE4B) inhibitor of IPF. Roche has discontinued its Phase 3 trial evaluating the efficacy and safety of PRM-151, a recombinant human pentraxin-2 (rhPTX-2), compared to placebo in patients with IPF. United Therapeutics Corporation is enrolling patients in its Phase 3 trial of treprostinil in IPF.

Pancreatic Cancer

We are developing pamrevlumab to be used in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel) in pancreatic cancer. If approved, we would face competition from Celgene’s Abraxane® (nab-paclitaxel), gemcitabine, and FOLFIRINOX, a combination chemotherapy regimen of folic acid, 5-fluouracil, oxaliplatin and irinotecan. Gemcitabine and/or nab-paclitaxel are the current standard of care in the first-line treatment of metastatic pancreatic cancer. In 2015, Merrimack Pharmaceuticals Inc. (“Merrimack”) received FDA approval for the use of ONIVYDE (irinotecan liposome injection, acquired by Ipsen in 2017) for the treatment of patients with metastatic adenocarcinoma of the pancreas after disease progression following gemcitabine-based therapy, and the combination therapy with Abraxane and gemcitabine became the first-line standard of care in these patients. As treatments for pancreatic cancer have shown limited success to date, combination therapies are expected, but the incremental cost may slow a new product adoption in the market, at least until the generic versions of Abraxane becomes available. In addition, we may also face competition from other agents seeking approval in combination with gemcitibine and nab-paclitaxel such as Rafael Pharma’s defactinib/CPI-613 and Merrimack’s istiratumab.

Duchenne Muscular Dystrophy

If approved and launched commercially to treat DMD, pamrevlumab is expected to face competition from drugs that have been approved in major markets such as the U.S., European Union, and Japan.

Sarepta Therapeutics Inc.’s (“Sarepta”) Exondys 51TM (eteplirsen) is approved in the U.S. to treat patients who have a mutation of the dystrophin gene amenable to exon 51 skipping, representing approximately 13% of patients with DMD. In Europe, Sarepta received a negative opinion for its marketing application for eteplirsen from the EMA in September 2018. Sarepta’s Vyondys 53TM (golodirsen) is approved in the U.S. for patients with a confirmed genetic mutation that is amenable to exon 53 skipping, which accounts for approximately 8% of the DMD population. Sarepta’s Amondys 45™ (casimersen) is approved in the U.S. for patients with a confirmed genetic mutation that is amenable to exon 45 skipping, which accounts for approximately 8% of the DMD population. Sarepta filed a Biologics License Application for the accelerated approval of SRP-9001 (delandistrogene moxeparvovec) to treat ambulant patients with DMD and has a May 2023 Prescription Drug User Fee Act date.

PTC Therapeutics’ product TranslarnaTM (ataluren) received a conditional approval in Europe in 2014, which was renewed in November 2016 with a request for a new randomized placebo-controlled 18-month study by the Committee for Medicinal Products for Human Use of the EMA; however, the FDA informed the sponsor in a CRL in October 2017, as well as in its response to PTC Therapeutics’ appeal, that the FDA is unable to approve the application in its current form. While TranslarnaTM targets a different set of DMD patients from those targeted by Sarepta’s Exondys 51®, it is also limited to a subset of patients who carry a specific mutation. Conversely, pamrevlumab is intended to treat DMD patients without limitation to type of mutation.

Pamrevlumab may also face competition from other drugs currently in clinical development in patient recruiting and enrollment in clinical trials, and, if approved, in commercialization. Examples of those compounds currently under clinical development are the drug candidates from Pfizer, Sarepta and Italfarmaco Group.

MANUFACTURE AND SUPPLY

We continue to enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates. We believe this manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to establishing a significant internal manufacturing infrastructure, unless there is additional strategic value for establishing manufacturing capabilities, such as in China. As our product candidates proceed through development, we explore or enter into longer term commercial supply agreements with key suppliers and manufacturers in order to meet the ongoing and planned clinical and commercial supply needs for ourselves and our partners. Our timing of entry into these agreements is based on the current development and commercialization plans.

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third-party contract manufacturers. We have entered into commercial supply arrangements with Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent Pharma Solutions, LLC (“Catalent”) as our primary manufacturers of roxadustat drug substance (also known as active pharmaceutical ingredient or “API”) and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally except for China, for which it manufactures an intermediate to be further manufactured by FibroGen Beijing. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas, and China, where they are manufactured by FibroGen Beijing. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

In China, our Beijing facility received the Good Manufacturing Practice license for API and drug product. We are manufacturing drug product at our FibroGen Beijing manufacturing facility for commercial supply, but we are not currently manufacturing API at this facility. We are manufacturing API at our Cangzhou manufacturing facility, which is fully qualified and licensed. We may also qualify a third-party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

Pamrevlumab

We have entered into a clinical and commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd., which passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients. We are transitioning our manufacturing of pamrevlumab from Boehringer Ingelheim to Samsung Biologics Co., Ltd.

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

Review of Application

Once the NDA or BLA submission is accepted for filing, which occurs, if at all, 60 days after submission, the FDA informs the applicant of the specific date by which the FDA intends to complete its review. During the approval process, the FDA reviews NDAs and BLAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is manufactured in accordance with cGMPs to assure and preserve the product’s identity, strength, quality and purity. The FDA may require Risk Evaluation and Mitigation Strategy to assure safe use of the product, and inspections of manufacturing facilities (for cGMP compliance) and clinical trial sites (for integrity of data supporting safety and efficacy). The FDA may also convene an advisory committee of external experts to review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA will issue either an approval of the NDA or BLA or a CRL detailing the deficiencies and information required in order for reconsideration of the application.

Post-Approval Requirements

Even after approval, drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to continuous regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product.

In addition, entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. The FDA requires prior approval before implementing any changes to the manufacturing process, investigations and corrections of any deviations from cGMP, and impose reporting and documentation requirements on the sponsor and any third-party manufacturer the sponsor may use. Accordingly, manufacturers must expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company in violation may be subject to significant liability.

Federal and State Fraud and Abuse and Healthcare and Transparency Laws and Regulations

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

The federal false claims laws and federal civil monetary penalties statute prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

In addition, we may be subject to federal and state healthcare regulations. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain requirements on covered entities, business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. In addition, state laws complicate compliance efforts by the way they govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and with varying effects.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians, other healthcare professionals, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security

In the ordinary course of our business, we may process confidential, proprietary, and sensitive information, including personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard. Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

Healthcare Reform

In the U.S. and foreign jurisdictions, we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect the future results of our operations as we directly commercialize our products. In particular, there continues to be a number of initiatives at the U.S. federal and state level that seek to reduce healthcare costs.

For example, as a cost containment measure, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to future judicial or Congressional challenges, other litigation, and healthcare reform measures of the Biden administration that may impact the PPACA and our business.

Further, in the U.S. there was heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The IRA also, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing U.S. Department of Health and Human Services to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these or similar policy initiatives will be implemented in the future. Congress is also considering additional health reform measures.

Some states implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

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

Roxadustat China Patent Portfolio

Our roxadustat China patent portfolio includes granted patents covering composition-of-matter, pharmaceutical compositions, methods of use, and manufacturing processes, as well as medicaments for treating anemia and other conditions. Pending the oppositions referenced in the previous section, patents relating to roxadustat composition-of-matter and crystalline forms are due to expire in 2024 and 2033, respectively.

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

Various legal challenges have been initiated against this portfolio in several territories, including in Europe, the United Kingdom, and Japan. Regardless of the final outcome of any such actions, the potential narrowing or revocation of any of these patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or in other territories. A settlement has been reached in the litigation in Canada, resulting in the discontinuance of the action and leaving FibroGen’s Canadian patents valid and enforceable.

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

Trade Secrets and Know-How

In addition to patents, we rely upon proprietary trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and other terms in agreements with our commercial partners, collaboration partners, consultants and employees. Such agreements are designed to protect our proprietary information and may also grant us ownership of technologies that are developed through a relationship with a third party, such as through invention assignment provisions. Agreements may expire and we could lose the benefit of confidentiality, or our agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

HUMAN RESOURCES

We had a total of 592 employees at FibroGen as of January 31, 2023. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us.

We are highly committed to building a diverse, dedicated, and impassioned team to deliver innovative therapies to patients facing serious unmet medical needs. Our core values of excellence, respect for people, integrity, and empowerment are fundamental to how we attract, grow, engage, and retain our people.

In 2022, we conducted a company-wide employee engagement survey. We had an overall participation rate of 92% with over 90% of employees reporting that they felt highly engaged. Further, for the first time an independent firm established a diversity, equity and inclusion index based upon 10 employee questions within the survey to measure the effectiveness of, and employee sentiment about, our progress in nurturing a culture of diversity, equity, belonging and inclusion; our diversity index score was 88%. These scores significantly exceed normative industry participation and engagement benchmarks.

The biotechnology industry is an extremely competitive labor market and recruiting and retaining employees is critical to the continued success of our business. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, commercialization, and administrative activities. We also believe that to be an employer of choice, we must support the communities in which we live and operate. In 2022, we re-launched our high school and college internship program which provides opportunities for people of color and/or economically disadvantaged youth to contribute and learn for eight weeks at our U.S. operations.

We consistently review and evaluate our people practices to ensure that we attract, develop and retain a diverse, engaged and talented workforce. Our offerings include competitive, innovative and equitable pay practices, comprehensive health and wellness benefits, retirement and life insurance offerings, learning and giving programs, and flexible work arrangements. In addition to our employee and manager fundamentals programs, we offer personal coaching and resiliency sessions, as well as access to an on-demand global learning management system. In addition to annual compliance training on harassment prevention, our Code of Conduct, anti-bribery and data privacy, our employees are offered up to 20 hours of internal career development programs each year in addition to tuition reimbursement eligibility.

Our state-of-art, human capital management system, implemented in 2020, has significantly expanded our capabilities to develop and assess our employees. We build comprehensive development and succession plans at all levels in the organization to ensure that we have a strong pipeline of ready talent to meet our business outcomes.

Ensuring diversity in our workforce begins with role modeling and striving for diversity in senior management. On our Board of Directors, 3 of 9 members (33%) are female. Further, 3 of 9 members (33%) identify as Asian or Hispanic ethnicity. Notably, our U.S. workforce is 55% female. Our U.S. employees that self-report ethnicity are 66% Asian, Hispanic or Black. Of our U.S. Executive population (Vice President and above), 37.5% are female and of our U.S. executives that self-report ethnicity, 33.3% identify as Asian or Hispanic. Our China workforce is 58% female, and of our China Executives (Vice President and above) 50% are female. Across our workforce and our leadership, we have increased our female and ethnicity representation year over year and continue to expand our efforts and corporate objectives accordingly. One of our goals in 2023 is to increase female diversity at the executive director level and above.

In addition to furthering our investments in our human resources, we plan to continue our efforts in 2023 in critical environmental, social, and governance (“ESG”) areas. In 2022, we performed an ESG assessment of our operations and determined a number of goals for 2023, including adopting a policy to increase patient diversity in clinical trials and perform a climate impact analysis once the SEC adopts their climate disclosure regulations.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”), including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products pamrevlumab and roxadustat.

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

Our near-term prospects also depend in large part on our continued development and commercialization of roxadustat in the People’s Republic of China (“China”), Japan, Europe, the United States (“U.S.”), and elsewhere. Roxadustat has been approved in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis. However, we received a complete response letter (“CRL”) for roxadustat in CKD anemia in the U.S. from the Food and Drug Administration (“FDA”). While we continue to co-commercialize roxadustat in China with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes (“MDS”), we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the U.S./RoW Agreement, a collaboration agreement we entered into with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (“AstraZeneca U.S./RoW Agreement”), will be amended or terminated.

With an eye toward our longer-term success, we are investing in new drug programs to expand our early-stage clinical pipeline. While we see great potential value in our early-stage pipeline, these programs are years away from commercialization, and the success of any development program is not guaranteed. Our near-term prospects and the price of our common stock most heavily rely on the success of our lead products pamrevlumab and roxadustat.

As a company, we have limited late-stage and commercialization experience, and the time and resources required to develop such experience are significant.

We are running multiple Phase 3 clinical trials simultaneously with multiple readouts in 2023 and 2024, while also commercializing roxadustat with our collaboration partners. As a Company, we have limited resources and limited experience handling such a large number of data readouts and possible regulatory filings.

For pamrevlumab, which we have not partnered, we do not have a sales infrastructure and we have limited experience in the sales, marketing or distribution of pharmaceutical products in any country.

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

With respect to roxadustat, we are dependent in part on the commercialization capabilities of our collaboration partners, AstraZeneca and Astellas Pharma Inc. (“Astellas”). If either such partner were to terminate its agreement with us, we would have to commercialize on our own or with another third party. We will have limited control over the commercialization efforts of such third parties, and any of them may fail to devote the necessary resources and attention to sell and market roxadustat effectively.

Successful development and commercialization of any of our products requires us to establish and further develop our clinical, regulatory, and commercialization capabilities, including but not limited to, medical affairs, marketing, product reimbursement, sales, price reporting, pharmacovigilance, supply-chain, and distribution. These efforts require resources and time to either develop or acquire expertise in these areas and there is a risk that we are unsuccessful or we fail to comply with rules or regulations applicable to development or commercialization of our products. There is also a risk that we are delayed due to the need to develop these capabilities or due to a lack of resources. All of which would adversely affect our business and financial condition.

Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.

The development, manufacturing, marketing, and selling of our products and product candidates are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The drug development and approval processes are expensive and require substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize any of our other product candidates in one or more indications and jurisdictions.

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

•
we, or the clinical research organizations (“CROs”) or investigators that conduct clinical trials on our behalf, may fail to comply with regulations or GCPs, clinical trial protocols, or contractual agreements, which may adversely impact our clinical trials;
•
disagreement over whether to accept results from clinical trial sites in a country where the standard of care is potentially different from that in the U.S.;
•
we or third-party contractors manufacturing our product candidates may not maintain current good manufacturing practices (“cGMP”), successfully pass inspection or meet other applicable manufacturing regulatory requirements;
•
regulatory authorities may require us to exclude the use of patient data from unreliable clinical trials, or may not agree with our interpretation of the data from our preclinical trials and clinical trials; or
•
collaboration partners may not perform or complete their clinical programs in a timely manner, or at all.

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

The CRL we received from the FDA for roxadustat has decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and potentially other markets. There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be amended or terminated.

In August 2021, the FDA issued a CRL regarding roxadustat’s NDA for the treatment of anemia due to CKD in adult patients, stating that it could not be approved in its present form. The CRL and the subsequent delay due to discussions with AstraZeneca have decreased the likelihood of approval and successful commercialization of roxadustat in the U.S. and therefore will decrease and/or delay expected revenue. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. and there is a significant risk we will be unable to do so. There is also a significant risk that the AstraZeneca U.S./RoW Agreement will be amended or terminated. Any of these risks could have a material impact on our business, operating results, and financial condition.

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

Clinical trials can be delayed, suspended, or terminated by us, by the relevant institutional review boards at the sites at which such trials are being conducted, or by the FDA or other regulatory authorities, for a variety of reasons or factors, including:

•
delay or failure to address any physician or patient safety concerns that arise during the course of the trial, including unforeseen safety issues or adverse side effects, or a principal investigator’s determination that a serious adverse event could be related to our product candidates;
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
•
delay or failure to maintain clinical sites in compliance with clinical trial protocols or to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•
delay or failure to initiate or add a sufficient number of clinical trial sites;
•
delay or failure to manufacture sufficient quantities of product candidate for use in clinical trials;
•
difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned;
•
inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, warning letter, or other regulatory action; and
•
changes in laws or regulations.

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

We or our partners may add or change manufacturers, change our manufacturing processes, or change packaging specifications to accommodate changes in regulations, manufacturing equipment or to account for different processes at new or second source suppliers. Changes made to roxadustat or pamrevlumab including, but not limited to, demonstration of comparability to regulatory approved/ in approval products and processes, additional clinical trials, delays in development or commercialization, earlier expiration dates, shorter shelf life, or specification failures, may materially impact our operations and potential profitability.

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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our patents.

In addition, we will likely face competition from other companies developing products in the same diseases or indications in which we are developing or commercializing products. We will also face competition for patient recruitment, enrollment for clinical trials.

Refer to Item 1. “Business - Competition” in our Annual Report for a discussion of the specific companies that are on the market or in late-stage development with which we may compete.

The success of any or all of these potential competitive products may negatively impact the development and potential for success of our products.

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies have extensive experience, greater scale, and efficiency, in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. If our collaboration partners and we are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

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

No or limited reimbursement or insurance coverage of our approved products, by third-party payors may render our products less attractive to patients and healthcare providers.

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

In 2021, we received a CRL for roxadustat for the treatment of anemia due to CKD in adult patients in the U.S. While we continue to co-commercialize roxadustat in China with AstraZeneca and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a potential path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the AstraZeneca U.S./RoW Agreement will be amended or terminated. Our collaborations are exclusive for roxadustat and preclude us from entering into additional collaboration agreements with other parties in those geographies and indications already licensed.

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

Despite our reliance on third parties for certain development and management activities, such as clinical trials, we, as the sponsor, remain responsible for ensuring that these activities are conducted in accordance with the FDA and foreign regulatory authorities’ investigational plans and protocols, including GCP requirements. Regulatory enforcement of GCP requirements can occur through periodic inspections of trial sponsors, principal investigators, and trial sites.

To ensure the quality and accuracy of our data remains uncompromised and reliable, our third-party service providers must comply with applicable GCP requirements, regulations, protocols, and agreements. Failures to do so by such third-party partners, or needing to replace such third-party service providers, may delay, suspend or terminate development of our product candidates, result in exclusion of patient data from approval applications, or require additional clinical trials before approval of marketing applications. Such events may ultimately prevent regulatory approval for our product candidates on a timely basis, at a reasonable cost, or at all.

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
•
significant financial commitments we may be required to make with third-party manufacturers for early-stage clinical or pre-clinical programs that may fail to produce scientific results that would justify further development (without the ability to mitigate the manufacturing investments);
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

Considering we do not control our contract manufacturers’ facilities and operations used to manufacture our product candidates, but are still responsible for cGMP adherence, if our contract manufacturers cannot successfully manufacture material that conforms to our or our collaboration partners’ specifications, or the regulatory requirements, our development and commercialization plans and activities may be adversely affected. Although our longer-term agreements are expected to provide for requirements to meet our quantity and quality requirements (e.g., through audit rights) to manufacture our products candidates for clinical studies and commercial sale, we have limited or minimal direct control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers’ facilities do not pass inspection, are not approved or have their approvals withdrawn by regulatory authorities, we would need to identify and qualify alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products, if approved. Moreover, any failure of our third-party manufacturers, to comply with applicable regulations could result in legal sanctions/penalties being imposed on us or adverse regulatory consequences, which would be expected to significantly and adversely affect our product supplies.

If any third-party manufacturers terminate their engagements with us or fail to perform as agreed, we may be required to identify, qualify, and contract with replacement manufacturers (including entering into technical transfer agreements to share know-how), which process may result in significant costs and delays to our development and commercialization programs.

We may experience delays or technical problems associated with technology transfer, scale-up, or validation of our biologics manufacturing.

We have entered into an initial commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. (“Samsung”) and are transitioning our manufacturing of pamrevlumab from Boehringer Ingelheim to Samsung. However, we may experience delays or technical problems associated with:

•
technology transfer of the manufacturing process to Samsung;
•
scale-up and production of cGMP batches;
•
analytical method validation and transfer to Samsung;
•
process validation, including process characterization and process performance qualification batches; and
•
set up and execution of appropriate stability studies.

We have made certain manufacturing commitments to Samsung, and there is a contractual risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease some of our pamrevlumab clinical trials. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to Samsung or other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. In addition, third party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

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

We do not have an alternative supplier of certain components of our commercial products and product candidates. While we have obligations for second-source suppliers in our roxadustat collaboration agreements, we may be unable to enter into long-term commercial supply arrangements for some of our other products, or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Although we have entered into long-term clinical and commercial supply arrangements for pamrevlumab, we currently rely on our contract manufacturers to purchase from third-party suppliers some of the materials necessary to produce our product candidates. We do not have direct control over the acquisition of those materials by our contract manufacturers.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications we own or license may fail to result in granted or issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that our licensors or we were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that our licensors or we were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We have, are, and may again become involved in, opposition or interference proceedings challenging our patents and patent applications, or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require employees, consultants, advisors and third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular, China, where we have operations, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we cannot prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not establish or maintain a competitive advantage in our market, which could materially and adversely affect our business and operations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•
Others may be able to make compounds or independently develop similar or alternative technologies that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
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

Our current and future relationships with customers, physicians, and third-party payors are subject to healthcare fraud and abuse laws, false claims laws, transparency laws, and other regulations. If we are unable to comply with such laws, we could face substantial penalties.

Our current and future relationships with customers, physicians, and third-party payors are subject to health care laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval. If we obtain approval in the U.S. for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for administrative, civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the U.S. include: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the Health Insurance Portability and Accountability Act, including as amended by Health Information Technology for Economic and Clinical Health Act, and its implementing regulations; the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act; and the Trade Agreement Act. In addition, foreign and state law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, business data, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia and Colorado, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data, including health-related information. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target customers in Asia and have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Considering our current presence and potential expansion in international jurisdictions, the creation, implementation, and maintenance of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The SEC also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

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

Remediation efforts required to remediate an ineffective system of control over financial reporting may place a significant burden on management and add increased pressure on our financial resources and processes. Moreover, we are implementing an enterprise resource planning (“ERP”) system in the first quarter of 2023, which will replace our existing operating and financial systems, to improve the efficiency of certain financial and transactional processes. This ERP system may place additional burdens on employees to learn and adapt our processes to effectively operate under the ERP system, and potential risks during such implementation. If the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted. If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting and subsequently our liquidity and our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

The impact of U.S. healthcare reform may adversely affect our business model.

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our operations. In particular, the commercial potential for our approved products could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations, or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions the HHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Further, the IRA (1) directs HHS to negotiate the price of certain single-source drugs or biologics covered under Medicare, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA of 2022 will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing U.S. Department of Health and Human Services to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
comply with data privacy and security laws protecting personal data;
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

A number of risks related to our international operations, many of which may be beyond our control, include: different regulatory requirements in different countries, including for drug approvals, manufacturing, and distribution; potential liability resulting from development work conducted by foreign distributors; economic weakness, including inflation, or foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country; workforce uncertainty in countries where labor unrest is more common than in the U.S.; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; political instability in particular foreign economies and markets; and business interruptions resulting from geopolitical actions specific to an international region, including war and terrorism, or natural disasters, including the differing impact of the COVID-19 pandemic on each region.

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

However, we estimate that between 30% and 40% of the total audit hours for our December 31, 2022 audit were provided by PricewaterhouseCoopers Zhong Tian LLP, which is headquartered in China. PricewaterhouseCoopers Zhong Tian LLP was identified in the report issued by the PCAOB on December 16, 2021 as a firm the PCAOB was unable to inspect.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law. The HFCAA requires that the SEC identify issuers that retain an auditor that has a branch or office that is located in a foreign jurisdiction and that the PCAOB determines it is unable to inspect or investigate completely because of a position taken by an authority in that foreign jurisdiction. As PricewaterhouseCoopers Zhong Tian LLP is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, they are not currently subject to inspection. Among other things, the HFCAA requires the SEC to prohibit the securities of any issuer from being traded on any of the U.S. national securities exchanges, such as The Nasdaq Global Select Market, or on the U.S. “over-the-counter” markets, if the auditor of the issuer’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law became effective.

On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”) was signed into law as part of a package of bills. The AHFCAA reduces the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years, thus reducing the time period before our securities may be prohibited from trading or delisted.

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

On December 15, 2022, the PCAOB announced that it was able to conduct inspections and investigations completely of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong in 2022. The PCAOB vacated its previous 2021 determinations accordingly. While vacating those determinations, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by any authority there, the PCAOB would act to immediately reconsider the need to issue new determinations consistent with the HFCAA and PCAOB’s Rule 6100.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the National Medical Products Administration and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China, and we do not yet have a secondary source supplier for either roxadustat API or drug product in China. Consequently, we also carry single source supplier risk for the Ex-China market. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics (including the COVID-19 pandemic), earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Further, the climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

We may experience difficulties in successfully growing and sustaining sales of roxadustat in China.

AstraZeneca and we have a profit-sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2022 to December 31, 2023), after which time we will have to negotiate a new price for roxadustat. Sales of roxadustat in China may ultimately be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products.

The retail prices of any product candidates that we develop will be subject to pricing control in China and elsewhere.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2022, approximately $71.2 million of our cash and cash equivalents is held in China.

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

The tax regulations of the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development, and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties, and distributions, if any are achieved. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax, although the recently enacted Inflation Reduction Act of 2022 omitted to include any of these proposals but included only a minimum tax on certain large corporations and a tax on certain repurchases of stock on the corporations doing those repurchases. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may adversely impact our effective tax rate.

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

During the pandemic, we have seen impacts from COVID-19 on various parts of our operations and at varying degrees. Currently, the greatest risks from COVID-19 are regarding enrollment of our ZEPHYRUS-2 Phase 3 IPF trial and our sales and manufacturing operations in China. There is a risk that our sales, manufacturing, clinical trials and operations could be further affected by additional or continued COVID-19 outbreaks or lockdowns, which could slow or pause enrollment, site initiation, manufacturing or sales. In addition, while we are trying to mitigate the effect of COVID-19 on existing patients, it is possible that some patients may not be able to continue to comply with protocols, which could further delay our clinical trial progress.

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

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including those outlined above, as well as in regulatory, distribution, warehousing and other development, commercialization and launch efforts. In addition, COVID-19 presents an ongoing health risk to our employees, including members of senior management. Health risks and remote work could affect the productivity of our workforce. The full extent of these potential effects is unknown, but any of which could have a material impact on our business, operating results, and financial condition.

To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2022, 2021 and 2020 were $293.7 million, $290.0 million and $189.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.6 billion. As of December 31, 2022, we had capital resources consisting of cash, cash equivalents and short-term investments of $422.0 million plus $4.3 million of long-term investments classified as available for sale securities. In addition, as of December 31, 2022, we had $16.3 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue to grow our operations in China, expand our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, cash flows from commercial sales and sales of drug product, and expected third-party collaboration revenues will allow us to fund our operating plans through at least 12 months from the date of issuance of these consolidated financial statements. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. For example, in 2022 we entered into a financing arrangement with an affiliate of NovaQuest Capital Management (“NovaQuest”) that imposes certain performance and financial obligations on our business. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations or activities that may be necessary to commercialize our product candidates.

Our non-dilutive transaction with NovaQuest could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, and contain various covenants and other provisions, which, if violated, could result in the acceleration of payments due in connection with such transaction or the foreclosure on security interest.

On November 4, 2022, we entered into a revenue interest financing agreement (“RIFA”) with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas.

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

For additional details about this financing transaction, see Note 8, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

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

If either or both of our Astellas and AstraZeneca collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of our product candidates, including with respect to our potential commercialization of roxadustat for the treatment of anemia caused by CKD or MDS, or we may require additional partnering in order to help fund such development and commercialization. While we continue to commercialize roxadustat in China with AstraZeneca, and develop roxadustat in the U.S. for the treatment of anemia in patients with MDS, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia and there is a significant risk we will be unable to do so. There is also a significant risk that the AstraZeneca U.S./RoW Agreement will be amended or terminated. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate our development or commercialization efforts or other operations.

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

Our Board of Directors also received three litigation demands from our purported shareholders, asking the Board of Directors to investigate and take action against certain current and former officers and directors of ours for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. We may in the future receive such additional demands.

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, see Note 10, Commitments and Contingencies, to the consolidated financial statements.

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

Despite implementing security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We upgraded our disaster and data recovery capabilities in 2022, and continue to maintain and upgrade these capabilities. However, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process confidential, proprietary, and sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, proprietary, and sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of confidential, proprietary, and sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, CROs, CMOs, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential, proprietary, and sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, see Note 10, Commitments and Contingencies, to the consolidated financial statements.

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

We are also subject to non-income taxes, such as payroll, withholding, excise, customs and duties, sales, use, value-added, net worth, property, gross receipts, and goods and services taxes in the U.S., state and local, and various foreign jurisdictions. We are subject to audit and assessments by tax authorities with respect to these non-income taxes and the determination of these non-income taxes is subject to varying interpretations arising from the complex nature of tax laws and regulations. Therefore, we may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations and financial condition.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than that designated in the exclusive forum provisions. For example, one of the Derivative Litigation was brought in federal court in California, despite the exclusive forum provision. We are currently moving to dismiss that lawsuit on the basis of improper forum and we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation in any additional litigations that are brought in a venue other than that designated in the exclusive forum provision. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our consolidated balance sheet as of December 31, 2022, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. For a discussion of our legal proceedings, refer to Note 10, Commitments and Contingencies, to the consolidated financial statements.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2017 to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2017, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
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

Stockholders

As of January 31, 2023, there were 113 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, international operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements” and ““Risk Factors” sections of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This discussion and analysis generally addresses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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

We and Astellas Pharma Inc. (“Astellas”) are collaborating on the development and commercialization of roxadustat in territories including Japan, Europe, Turkey, Russia and the Commonwealth of Independent States, the Middle East, and South Africa. We and AstraZeneca AB (“AstraZeneca”) are collaborating on the development and commercialization of roxadustat in the United States (“U.S.”), China, other markets in the Americas, Australia/New Zealand, and Southeast Asia.

Financial Highlights

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except for per share data)
Result of Operations
Revenue	$140,734	$235,309	$176,319
Operating costs and expenses	441,759	523,839	368,199
Net loss	(293,654)	(290,023)	(189,291)
Net loss per share - basic and diluted	$(3.14)	$(3.14)	$(2.11)

		December 31, 2022	December 31, 2021
		(in thousands)
Balance Sheet
Cash and cash equivalents		$155,700	$171,223
Short-term and long-term investments		$270,656	$401,763
Accounts receivable		$16,299	$17,401

Our revenue for the year ended December 31, 2022 included the revenues recognized related to the following:

•
$25.0 million regulatory milestone recognized in the first quarter of 2022 under our collaboration agreements with our partner Astellas associated with the approval of EVRENZO® (roxadustat) in Russia. Of this amount, $22.6 million was recognized as license revenue and the remainder was included as development revenue;
•
$22.4 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;

•
$82.9 million from roxadustat commercial sales in China, mostly from sales to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”); and
•
$11.1 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

As comparison, our revenue for the year ended December 31, 2021 included the revenues recognized related to the following:

•
$120.0 million regulatory milestones recognized under our collaboration agreement with Astellas associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD during the third quarter of 2021. Of this amount, $108.4 million was recognized as license revenue and the remainder included as development revenue;
•
$70.3 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$47.6 million of net product revenue from roxadustat commercial sales in China, mostly from sales to Falikang; and
•
$8.0 million upfront license payment recognized under our license agreement (defined below) with Eluminex Biosciences (Suzhou) Limited (“Eluminex”).

Operating costs and expenses decreased for the year ended December 31, 2022 compared to the prior year as a result of the net effect of the following:

•
$60.0 million for acquired in-process research and development asset from HiFiBiO Therapeutics (“HiFiBiO”) in the prior year, which did not recur in the current year;
•
$19.1 million lower employee-related expenses and $5.6 million lower stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in CKD anemia in the U.S., and payroll tax refunds received during the year ended December 31, 2022, partially offset by overall merit increase during the current year;
•
$15.0 million lower clinical trial expenses associated with roxadustat post-approval safety studies and Phase 3 trials for pamrevlumab;
•
$2.3 million lower outside services expenses due to lower promotional expenses and sample costs for roxadustat in China.
•
$7.4 million higher cost of goods sold due to higher roxadustat product sales;
•
$7.1 million higher drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab; and
•
$6.7 million higher legal expenses primarily due to a one-time favorable patent-related court ruling recorded in the prior year.

Our research and development expenses were $296.8 million, $387.0 million and $252.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Since inception and through December 31, 2022, we have incurred a total of approximately $2.9 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next few years as we continue to make investments in research and development to advance our product candidate portfolio. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates and commercializing those products in various markets, including China. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. We started to implement a cost reduction effort in the second half of 2021, following the complete response letter (“CRL”) for roxadustat in the U.S. As a result, operating expenses have decreased and may continue to decrease in certain areas over time.

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

During the year ended December 31, 2022, we had a net loss of $293.7 million, or net loss per basic and diluted share of $3.14, as compared to a net loss of $290.0 million, or net loss per basic and diluted share of $3.14 for the prior year, primarily due to a decrease in revenues, almost entirely offset by a decrease in operating costs and expenses.

Cash and cash equivalents, investments and accounts receivable totaled $442.7 million at December 31, 2022, a decrease of $147.7 million from December 31, 2021, primarily due to cash used in operations and investment in our pre-clinical pipeline, partially offset by the proceeds received from sale of future revenues.

Licensing Activities

Exclusive License with Eluminex

In July 2021, we exclusively licensed to Eluminex global rights to our investigational biosynthetic cornea derived from recombinant human collagen type III.

Under the terms of the agreement with Eluminex, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based on worldwide net sales of other recombinant human collagen type III products that are not cornea products.

During the third quarter of 2021, the $8.0 million upfront license payment was recognized as license revenue for the performance obligations satisfied. See the Eluminex Agreements section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount for upfront payments and milestone payments received through December 31, 2022 totals $790.1 million.

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

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that will allow Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $9.5 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

In addition, as of December 31, 2022, Astellas had a separate investment of $80.5 million in the equity of FibroGen, Inc.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”), except China. In July 2013, through our China subsidiary and related affiliates, we entered into the China Agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). The aggregate amount for upfront payments and milestone payments received through December 31, 2022 totals $516.2 million.

Under the AstraZeneca China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the AstraZeneca China Amendment in the third quarter of 2020, as discussed and defined below in AstraZeneca China Amendment.

In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for year ended December 31, 2022. The related drug product revenue was ($2.2) million for year ended December 31, 2021.

AstraZeneca China Amendment

In July 2020, FibroGen China and AstraZeneca (together with FibroGen China, the “Parties”) entered into an amendment, effective July 1, 2020, to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”).

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

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. AstraZeneca is entitled to reimbursement of its sales and marketing expenses up to a cumulative capped amount of a percentage of net sales. Once such amount is reached, AstraZeneca will bill the co-promotion expenses based on actual costs as incurred plus a markup on a prospective basis, which is currently expected to continue through 2028. In addition, Development costs continue to be shared 50/50 between the Parties.

We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognize revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. During the years ended December 31, 2022 and 2021, we recognized $71.2 million and $35.6 million of net product revenue from the sales to Falikang, respectively, and $11.7 million and $12.1 million of net product revenue from sales directly to distributors in one province in China, as described in details under Product Revenue, Net section below.

FibroGen, Inc. and AstraZeneca concurrently amended the AstraZeneca U.S./RoW Agreement to reflect minor changes in the governance structure under the AstraZeneca China Agreement.

Additional Information Related to Collaboration Agreements

For more detailed discussions on the accounting for these agreements, See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements.

Total cash consideration received through December 31, 2022 and potential cash consideration for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through December 31, 2022	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Astellas Japan Agreement	$105,093	$67,500	$172,593
Astellas Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
AstraZeneca U.S./RoW Agreement	439,000	810,000	1,249,000
AstraZeneca China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293
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

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
Revenue:
License revenue	$22,590	$116,434	$14,323	$(93,844)	(81)%
Development and other revenue	24,189	70,275	80,592	(46,086)	(66)%
Product revenue, net	82,869	47,638	72,498	35,231	74%
Drug product revenue	11,086	962	8,906	10,124	1,052%
Total revenue	$140,734	$235,309	$176,319	$(94,575)	(40)%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 16%, 50% and 8% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of December 31, 2022, we expect the future development services to continue through 2024. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2028, which reflects our best estimates. Other revenues consist of contract manufacturing revenue and sales of research and development material and have not been material for any of the periods presented. Development and other revenues represented 17%, 30% and 46% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

We recognize product revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Product revenue represented 59%, 20% and 41% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca, under the AstraZeneca U.S./RoW Agreement, and Astellas in support of pre-commercial preparation prior to the New Drug Application or marketing authorization application approval, and to Astellas for ongoing commercial launch in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. Drug product revenues represented 8%, 0%, and 5% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on drug product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $94.6 million, or 40.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021 for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
License revenue:
Astellas	$22,590	$108,434	$14,323	$(85,844)	(79)%
Eluminex	—	8,000	—	(8,000)	(100)%
Total license revenue	$22,590	$116,434	$14,323	$(93,844)	(81)%

License revenue decreased $93.8 million, or 81% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2022 represented the allocated revenue related to $25.0 million regulatory milestone associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved.

License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2021 represented the allocated revenue related to a total of $120.0 million regulatory milestones associated with the approval by European Commission of EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD during the third quarter of 2021.

License revenue recognized under our license agreement with Eluminex for the year ended December 31, 2021 represented the $8.0 million upfront license payment for the performance obligations satisfied.

Development and Other Revenue

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
Development revenue:
Astellas	$9,908	$21,927	$19,174	$(12,019)	(55)%
AstraZeneca	12,519	48,345	61,418	(35,826)	(74)%
Total development revenue	22,427	70,272	80,592	(47,845)	(68)%
Other revenue	1,762	3	—	1,759	58,633%
Total development and other revenue	$24,189	$70,275	$80,592	$(46,086)	(66)%

Development and other revenue decreased $46.1 million, or 66% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone associated with the approval in Russia during the first quarter of 2022. Comparatively, development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2021 included the allocated revenue of $11.6 million related to the above-mentioned $120.0 million associated with the approvals in EU achieved during the third quarter of 2021.

In addition, development revenue recognized under our collaboration agreements with Astellas decreased in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas for the year ended December 31, 2022 as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2022 was impacted by the decrease in CKD-related co-development billings in the U.S.

Other revenue recognized for the year ended December 31, 2022 was primarily related to our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex.

Product Revenue, Net

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$12,366	$13,727	$89,027	$(1,361)	(10)%
Price adjustment	242	(982)	—	1,224	(125)%
Non-key account hospital listing award	49	95	(9,325)	(46)	(48)%
Contractual sales rebate	(624)	(832)	(6,189)	208	(25)%
Other discounts and rebates	(332)	(21)	(923)	(311)	1,481%
Sales returns	1	83	(92)	(82)	(99)%
Direct sales revenue, net	11,702	12,070	72,498	(368)	(3)%

Sales to Falikang:
Gross transaction price	112,544	97,531	—	15,013	15%
Profit share	(43,716)	(34,759)	—	(8,957)	26%
Net transaction price	68,828	62,772	—	6,056	10%
Decrease (increase) in deferred revenue	2,339	(27,204)	—	29,543	(109)%
Sales to Falikang revenue, net	71,167	35,568	—	35,599	100%
Total product revenue, net	$82,869	$47,638	$72,498	$35,231	74%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell product directly in one province in China. Total product revenue, net increased $35.2 million, or 74% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

We recognize product revenue from direct sales to distributors in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts.

Product revenue from direct sales, net decreased $0.4 million, or 3% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The gross product revenue from direct sales to distributors decreased $1.4 million, or 10% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the lower National Reimbursement Drug List price effective in the first quarter of 2022 and unfavorable foreign currency translation rate of Renminbi against the U.S. dollar during the current year period, partially offset by an increase in sales volume.

The discounts and rebates primarily consisted of the contractual sales rebate that were calculated based on the stated percentage of gross sales by each distributor in the distribution agreement. The discounts and rebates for the year ended December 31, 2021 included $1.0 million of price adjustments recorded based on government-listed price guidance and estimated channel inventory levels. The remaining discounts and rebates were immaterial for the years ended December 31, 2022 and 2021 due to the transition from direct sales to sales to Falikang.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved.

Sales to Falikang revenue, net increased $35.6 million, or 100% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The gross transfer price increased $15.0 million and the calculated profit share increased $9.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, respectively, primarily due to the increase in sales volume, offset by the lower National Reimbursement Drug List price effective in the first quarter of 2022, and unfavorable foreign currency translation rate of Renminbi against the U.S. dollar during the current year period.

Periodically, we update our assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we recognized $2.3 million from the previously deferred revenue of the China performance obligation during the year ended December 31, 2022, and deferred $27.2 million from the net transaction price to Falikang, which we included in the related deferred revenue of the China performance obligation during the year ended December 31, 2021.

Drug Product Revenue

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
Drug product revenue:
Astellas Japan Agreement	$9,480	$2,056	$4,281	$7,424	361%
Astellas Europe Agreement	1,606	1,130	—	476	42%
AstraZeneca U.S./RoW Agreement	—	(2,224)	4,625	2,224	100%
Total drug product revenue:	$11,086	$962	$8,906	$10,124	1,052%

Drug product revenue increased $10.1 million, or 1,052% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Astellas Japan Agreement

During the year ended December 31, 2021, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $2.1 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the first quarter of 2022, we fulfilled a shipment obligation under the terms of Astellas Japan Amendment and recognized related drug product revenue of $9.8 million in the same period. During the fourth quarter of 2022, we fulfilled a shipment obligation under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $8.4 million in the same period.

In addition, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $8.7 million during the year ended December 31, 2022. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign currency translation impact, the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others. This amount was included in accrued liabilities and as of December 31, 2022, the related balance in accrued liabilities was $6.5 million, representing our best estimate that this amount will be paid within the next 12 months.

Astellas Europe Agreement

During the first quarter of 2021, we transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. We recorded the consideration of $11.8 million from this inventory transfer as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration.

During the fourth quarter of 2021, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $8.3 million as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration.

During the second quarter of 2022, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes.

During the first quarter of 2022, we billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes. We recorded this amount in deferred revenue and netted it against an unbilled contract asset as of December 31, 2021. We updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, during the year ended December 31, 2022, we reclassified a total of $57.4 million from the related deferred revenue to accrued liabilities. As of December 31, 2022, the related balance in accrued liabilities was $57.4 million, representing our best estimate that this amount will be paid within the next 12 months.

In addition, we recognized royalty revenue of $0.6 million and $0.2 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the years ended December 31, 2022 and 2021, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

We shipped bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement in 2020 and during the first half of 2021. Following the CRL for roxadustat in CKD anemia in the U.S. received in August 2021, we evaluated the impact of these developments in revising our estimates of variable consideration associated with drug product revenue. As a result, we updated the estimated transaction price for these shipments and recorded a reduction to drug product revenue of $(2.2) million for the year ended December 31, 2021, and recorded $11.2 million as deferred revenue as of December 31, 2021.

During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the AstraZeneca Master Supply Agreement. As a result, during the year ended December 31, 2022, we reclassified $11.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2022, the related balance in accrued liabilities was $11.2 million, representing our best estimate that this amount will be paid within the next 12 months.

Operating Costs and Expenses

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$20,280	$12,871	$8,869	$7,409	58%
Research and development	296,791	387,043	252,924	(90,252)	(23)%
Selling, general and administrative	124,688	123,925	106,406	763	1%
Total operating costs and expenses	$441,759	$523,839	$368,199	$(82,080)	(16)%

Total operating expenses decreased $82.1 million, or 16%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, for the reasons discussed in the sections below.

Cost of goods sold

Cost of goods sold increased $7.4 million, or 58%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $15.1 million for the year ended December 31, 2022, as compared to $9.3 million for the year ended December 31, 2021, an increase of $5.8 million, resulting from the increase in the sales volume, partially offset by improved unit cost efficiency primarily due to higher production volume.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $3.8 million and $3.6 million for the years ended December 31, 2022 and 2021, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Cost of goods sold for the year ended December 31, 2022 also included manufacturing costs $1.4 million related to our contract manufacturing revenue from Eluminex.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development assets that have no alternative future use other than in a particular research and development project. Following the CRL for roxadustat in CKD anemia in the U.S., we have implemented a cost reduction effort and, as a result, research and development expenses have decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2022, 2021 and 2020:

	Phase of	Years Ended December 31,
Product Candidate	Development	2022	2021		2020
		(in thousands)
Pamrevlumab	Phase 2/3	$198,764	$188,534		$111,728
Roxadustat	Phase 3	46,469	97,245		122,962
Other research and development expenses		51,558	101,264	*	18,234
Total research and development expenses		$296,791	$387,043		$252,924

* Other research and development expenses included $60.0 million of acquired in-process research and development assets related to upfront payments to HiFiBiO during the year ended December 31, 2021.

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $90.3 million, or 23%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of the net effect of the following:

•
Decrease of $60.0 million for acquired in-process research and development asset from HiFiBiO, which incurred in the prior year;
•
Decrease of $16.4 million in employee-related costs and decrease of $5.7 million in stock-based compensation expenses primarily due to lower headcount as part of the cost reduction effort we started to implement in the second half of 2021 following the CRL for roxadustat in CKD anemia in the U.S., and payroll tax refunds received during the year ended December 31, 2022, partially offset by overall merit increase during the current year;
•
Decrease of $15.0 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and CKD studies for roxadustat reaching to their completion; and
•
Increase of $7.1 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. Following the CRL for roxadustat in CKD anemia in the U.S., we have implemented a cost reduction effort and, as a result, SG&A expenses have decreased in certain areas and may continue to decrease over time.

SG&A expenses remained relatively flat for the year ended December 31, 2022 compared to the year ended December 31, 2021, as a result of the net effect of the following:

•
Decrease of $2.7 million in employee-related costs primarily due to payroll tax refunds received during the year ended December 31, 2022, lower headcount in the general and administrative functions as part of the cost reduction effort we started to implement in the second half of 2021, partially offset by overall merit increase during the current year;
•
Decrease of $2.3 million in outside services expenses due to lower promotional expenses and sample costs for roxadustat in China; and
•
Increase of $6.7 million in legal expenses primarily due to a one-time favorable patent-related court ruling recorded in the prior year.

Interest and Other, Net

	Years Ended December 31,			Change 2022 vs. 2021
	2022	2021	2020	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(1,440)	$(1,075)	$(2,402)	$(365)	34%
Interest income and other income (expenses), net	7,596	(1,078)	5,553	8,674	805%
Total interest and other, net	$6,156	$(2,153)	$3,151	$8,309	386%

Interest Expense

Interest expense relates to our finance lease liabilities accretion primarily for our leased facilities in San Francisco and China. Interest expense also includes interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense increased $0.4 million, or 34% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the $1.0 million interest expense related to sale of future revenues under the revenue interest financing agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”). See Note 8, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details. The increase was partially offset by the decrease due to the lease modification and renewal in 2021 being classified as operating leases, as compared to finance leases previously.

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

Interest income and other income (expenses), net increased $8.7 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an impact of $7.9 million resulting from a reduction to other expenses recorded during the second quarter of 2022 to release the previously estimated late payment fees related to value added tax in China, upon the receipt of a written evidence from China’s State Taxation Administration, which confirmed the transfer of certain intellectual property rights in 2020 relating to our Chinese business between our wholly owned subsidiaries is exempted from value added tax. In addition, the interest income from our investments was higher for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to higher average investment balances and higher interest rate during the current year.

Provision for Income Taxes

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Loss before income taxes	$(294,869)	$(290,683)	$(188,729)
Provision for income taxes	358	347	360
Effective tax rate	(0.1)%	(0.1)%	(0.2)%

The provisions for income taxes for the years ended December 31, 2022 and 2020 were due to foreign taxes.

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

Investment Income (Loss) in Unconsolidated Variable Interest Entity

Investment income (loss) in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the years ended December 31, 2022 and 2021. See Note 4, Equity method investment - Variable Interest Entity, to the consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds) and from the execution of collaboration agreements involving license payments, milestones and reimbursement for development services.

As of December 31, 2022, we had cash and cash equivalents of $155.7 million, compared to $171.2 million as of December 31, 2021. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of December 31, 2022, we had short-term investments of $266.3 million and long-term investments of $4.3 million, respectively, compared to $234.0 million and $167.8 million, respectively, as of December 31, 2021. As of December 31, 2022, a total of $92.5 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $71.2 million held in China, to be used primarily for our China operations.

On November 4, 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 8, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

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

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(145,933)	$(82,232)	$81,602
Investing activities	89,116	(426,972)	452,487
Financing activities	46,776	(563)	13,343
Effect of exchange rate changes on cash and cash equivalents	(5,482)	2,597	4,695
Net increase (decrease) in cash and cash equivalents	$(15,523)	$(507,170)	$552,127

Operating Activities

Net cash used in operating activities was $145.9 million for the year ended December 31, 2022 and consisted primarily of net loss of $293.7 million adjusted for non-cash items and non-operating activities of $77.3 million and a net increase in operating assets and liabilities of $70.4 million. The significant non-cash items included stock-based compensation expense of $65.6 million, and depreciation expense of $10.0 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities increased $90.6 million, primarily related to the total of $75.1 million for API and bulk drug product price true-up as of December 31, 2022, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details. The accrued and other liabilities were also impacted by the classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment, and by the timing of invoicing and payment;
•
Accounts payable increased $5.9 million, primarily driven by the timing of invoicing and payments;
•
Prepaid expenses and other current assets decreased $4.9 million, primarily due to the collection of $8.0 million from Eluminex for upfront license payment during the first quarter of 2022, and less prepayments made for roxadustat API manufacturing activities, partially offset by a payroll tax refund recorded as other receivables as of December 31, 2022 and received in the first quarter of 2023;
•
Other long-term liabilities decreased $18.3 million primarily driven by the above-mentioned classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment;
•
Inventories increased $11.0 million, driven by the increased inventory level primarily related to inventory cost capitalized related to Europe and other territories, and FibroGen Beijing’s productions of roxadustat for commercial sales purposes; and
•
Deferred revenue decreased $4.1 million, primarily related to revenue recognized from the previously deferred revenue of the China performance obligation during the year ended December 31, 2022, and the above-mentioned reclassification to accrued liabilities, resulting from changes in estimated variable consideration associated with the API or bulk drug product deliveries fulfilled with Astellas and AstraZeneca. See the Drug Product Revenue section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

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

The increases were partially offset by the decreases resulting from the following:

•
Inventories of $14.2 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes and inventory capitalized in the U.S.;
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

Net cash provided by investing activities was $89.1 million for the year ended December 31, 2022 and consisted primarily of $284.5 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $164.0 million of cash used in purchases of available-for-sale securities, $35.0 million of cash paid for the acquired in-process research and development asset and $3.7 million of cash used in purchases of property and equipment.

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

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangement, proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liabilities and obligations.

Net cash provided by financing activities was $46.8 million for the year ended December 31, 2022 and consisted primarily of $49.8 million of net proceeds from sale of future revenues from NovaQuest, $4.2 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”), partially offset by $5.2 million of cash paid for payroll taxes on restricted stock unit releases, and $1.5 million of cash paid for transaction costs related to sale of future revenues.

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

Material Cash Requirements

We started generating revenue from commercial sales of roxadustat product in China in the third quarter of 2019. Even with the expectation of increases in revenue from product sales, we anticipate that we will continue to generate losses for the foreseeable future. Following the CRL for roxadustat in CKD anemia in the U.S., we have implemented a cost reduction effort, and as a result, operating expenses have decreased and may continue to decrease in certain areas over time compared to our previous internal plans. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners and capital investment. There is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. Although AstraZeneca is currently funding all non-China collaboration expenses not reimbursed by Astellas, including development of MDS in the U.S., we expect our operating costs and expenses to increase as we invest in commercialization of pamrevlumab and development of our other programs. Additionally, we have not been able to agree on a path forward for AstraZeneca to fund further roxadustat development in the U.S. for CKD anemia. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, such as the COVID-19 pandemic or other factors outlined under Part I, Item 1A “Risk Factors” in this Annual Report. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, together with the financing amount under the RIFA received in November 2022, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Annual Report. However, we may need additional capital thereafter and our liquidity assumptions could turn out to be wrong, or may change over time, and we could utilize our available financial resources sooner than we currently expect. We may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our development and commercialization prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

At December 31, 2022, our material cash requirements from known contractual and other obligations primarily relate to our lease liabilities, non-cancelable purchase obligations and liability related to sale of future revenues. Expected timing of those payments are as follows (in thousands):

		Payments Due In
	Total	Next 12 Months	Beyond 12 Months
Lease liabilities	$103,741	$13,959	$89,782
Purchase obligations	53,755	27,909	25,846
Liability related to sale of future revenues	125,000	—	125,000
Total payments	$282,496	$41,868	$240,628

Our lease liabilities are primarily related to our real estate leases for office spaces in the U.S. and China. See Note 6, Leases, to the consolidated financial statements for details.

Our outstanding non-cancelable purchase obligations primarily related to manufacturing and supply for pamrevlumab and roxadustat, and other purchases and programs. See Note 10, Commitments and Contingencies, to the consolidated financial statements for details.

Under the RIFA with NovaQuest, as of December 31, 2022, we had $49.3 million of liability related to sale of future revenues on the consolidated balance sheets. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a payment cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. As of December 31, 2022, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred and therefore these amounts have been excluded from the table above.

The table above excludes uncertain tax benefits of approximately $72.8 million that are disclosed in Note 13, Income Taxes, to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the gross deferred tax assets and the corresponding valuation allowance, if warranted.

As of December 31, 2022, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancelable, we have historically not canceled such contracts.

As of December 31, 2022, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $10.1 million of principal outstanding and $6.8 million of interest accrued related to loans from the Finnish government (“TEKES” loans), respectively, which have been included as product development obligations on our consolidated balance sheet. See Note 9, Product Development Obligations, to the consolidated financial statements for details.

There is no stated maturity date related to these loans and each loan may be forgiven if the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives. In addition, we are not a guarantor of the TEKES loans, and these loans are not repayable by FibroGen Europe until it has distributable funds. We do not expect FibroGen Europe to have such funds in the foreseeable future. For the foregoing reasons, we cannot estimate the potential timing and the amounts of repayments (if required) or forgiveness. As a result, the TEKES loans have been excluded from the table above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

For revenue recognition purposes, we determine that the terms of our collaboration agreements begin on the effective date and end upon the completion of all performance obligations contained in the agreements. In each agreement, the contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. We believe that the existence of what we consider to be substantive termination penalties on the part of the counterparty create sufficient incentive for the counterparty to avoid exercising its right to terminate the agreement.

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

Co-development billings resulting from our research and development efforts, which are reimbursable under its collaboration agreements, are considered variable consideration. Determining the reimbursable amount of research and development efforts requires detailed analysis of the terms of the collaboration agreements and the nature of the research and development efforts incurred. Prior to CKD approval in the third quarter of 2021, determining the amount of variable consideration from co-development billings required us to make estimates of future research and development efforts, which involves significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

Milestone payments are also considered variable consideration, which requires us to make estimates of when achievement of a particular milestone becomes probable. Similar to other forms of variable consideration, milestone payments are included in the transaction price when it becomes probable that such inclusion would not result in a significant revenue reversal. Milestones are therefore included in the transaction price when achievement of the milestone becomes probable.

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

We allocate the transaction price to performance obligations based on their relative standalone selling price (“SSP”), with the exception of co-development billings allocated entirely to co-development services performance obligations. The SSP is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available. The process for determining SSP involves significant judgment and includes consideration of multiple factors, including assumptions related to the market opportunity and the time needed to commercialize a product candidate pursuant to the relevant license, estimated direct expenses and other costs, which include the rates normally charged by contract research and contract manufacturing organizations for development and manufacturing obligations, and rates that would be charged by qualified outsiders for committee services.

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

For each performance obligation identified within an arrangement, we determine the period over which the promised services are transferred and the performance obligation is satisfied. Service revenue that was recognized over time was based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, we assess the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation.

Revenue under license agreements

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

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in one province in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing. We are not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and we lack the power criterion to direct the activities of Falikang (see Note 4, Equity method investment - Variable Interest Entity, to our consolidated financial statements).

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

The overall transaction price for FibroGen Beijing’s product sales to Falikang includes the following elements of consideration:

●
Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the AstraZeneca China Agreement allocated to the China performance obligation;
●
Co-development billings resulting from our research and development efforts, which are reimbursable under the AstraZeneca China Agreement;

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

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes significant assumptions such as total sales quantity, performance period, gross transaction price and profit share, which require significant judgment.

We defer any net transaction price in excess of the revenue recognized, and recognize it over future periods as the performance obligations are satisfied.

Direct Sales to Distributors

We sell roxadustat in China directly to a number of pharmaceutical distributors located in one province in China that are not covered by Falikang. These pharmaceutical distributors are our customers. Hospitals order roxadustat through a distributor and we ship the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. We recognize product revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product.

The period between the transfer of control of the promised goods and when we receive payment is based on 60-day payment terms. As such, we do not adjust product revenue for the effects of a significant financing component.

We record product revenue at the net sales prices that includes the following estimates of variable consideration:

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

We calculate the above variable consideration based on gross sales to the distributor, or estimate it utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involves significant judgment.

The above rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. We record these rebates and discounts as contract liabilities at the time they become eligible and in the same period that the related revenue is recorded. Due to the distributor’s legal right to offset, at each balance sheet date, we present the liability for rebates and discounts as reductions of gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when we expect to settle the discount in cash. We calculate the distributor’s legal right of offset at the individual distributor level.

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the NDA or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations.

The amount of variable consideration that is included in the transaction price may be constrained, and we include it in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment. We review new information that may affect its variable consideration estimate at every reporting period and records revenue adjustment, if certain and material. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known.

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

Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. Currently, the functional currency of our subsidiaries, FibroGen Europe Oy and FibroGen Beijing, is the local currency. Our consolidated results of operations are reported in U.S. Dollars. Our revenues and operating costs and expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S. and China. Therefore, our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates.

As of December 31, 2022, we did not have material financial assets and liabilities denominated in foreign currencies that are subject to fluctuation in the exchange rate with the U.S. dollar. Therefore, our financial assets and liabilities are not currently subject to significant foreign currency risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our non-operating cash and cash equivalents primarily in commercial paper and money market funds as of December 31, 2022. Given the nature of our investments as of December 31, 2022, we believe that our exposure to interest rate risk is not significant. We actively monitor changes in interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Determining the Transaction Price for Product Revenue Recognition for Sales to Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”)

As described in Notes 2 and 3 to the consolidated financial statements, with respect to the roxadustat commercial product, revenue is recognized at a point in time when control of the product is transferred to Falikang. Total product revenue, net recognized related to sales to Falikang was $71.2 million for the year ended December 31, 2022. Revenue is recognized based on the estimated transaction price per unit and the actual quantity of product delivered to Falikang during the reporting period. The estimated transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which management determined it is likely those sales would occur. Management applied significant judgment in determining the transaction price per unit, which involved the use of significant assumptions such as (i) the estimated total gross transaction price and profit share, (ii) the estimated total sales quantity, and (iii) the estimated performance period in which the Company determined it is likely those sales would occur.

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

February 27, 2023

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$155,700	$171,223
Short-term investments	266,308	233,967
Accounts receivable, net ($12,088 and $10,930 from related parties)	16,299	17,401
Inventories	40,436	31,015
Prepaid expenses and other current assets	14,083	20,453
Total current assets	492,826	474,059
Restricted time deposits	2,072	2,072
Long-term investments	4,348	167,796
Property and equipment, net	20,605	28,277
Equity method investment in unconsolidated variable interest entity	5,061	3,825
Operating lease right-of-use assets	79,893	91,112
Other assets	5,282	6,680
Total assets	$610,087	$773,821

Liabilities, stockholders’ equity (deficit) and non-controlling interests
Current liabilities:
Accounts payable	$30,758	$26,097
Accrued and other current liabilities ($63,886 and $4 to a related party)	219,773	172,599
Deferred revenue ($9,259 and $3,201 to related parties)	12,739	15,857
Operating lease liabilities, current	10,292	10,944
Total current liabilities	273,562	225,497
Product development obligations	16,917	17,613
Deferred revenue, net of current ($31,044 and $25,891 to a related party)	185,722	186,801
Operating lease liabilities, non-current	79,593	88,776
Liability related to sale of future revenues, non-current	49,333	—
Other long-term liabilities	6,440	26,021
Total liabilities	611,567	544,708

Commitments and Contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2022 and 2021; 94,166 and 92,881 shares issued and outstanding at December 31, 2022 and 2021	942	929
Additional paid-in capital	1,541,019	1,476,414
Accumulated other comprehensive loss	(5,720)	(4,163)
Accumulated deficit	(1,557,688)	(1,264,034)
Total stockholders’ equity (deficit)	(21,447)	209,146
Non-controlling interests	19,967	19,967
Total equity (deficit)	(1,480)	229,113
Total liabilities, stockholders’ equity (deficit) and non-controlling interests	$610,087	$773,821

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue:
License revenue (includes $22,590, $108,434 and $14,323 from a related party)	$22,590	$116,434	$14,323
Development and other revenue (includes $9,908, $21,928 and $19,174 from a related party)	24,189	70,275	80,592
Product revenue, net (includes $71,167, $35,568 and $0 from a related party)	82,869	47,638	72,498
Drug product revenue (includes $11,086, $3,186 and $4,281 from a related party)	11,086	962	8,906
Total revenue	140,734	235,309	176,319

Operating costs and expenses:
Cost of goods sold	20,280	12,871	8,869
Research and development	296,791	387,043	252,924
Selling, general and administrative	124,688	123,925	106,406
Total operating costs and expenses	441,759	523,839	368,199
Loss from operations	(301,025)	(288,530)	(191,880)

Interest and other, net
Interest expense	(1,440)	(1,075)	(2,402)
Interest income and other income (expenses), net	7,596	(1,078)	5,553
Total interest and other, net	6,156	(2,153)	3,151

Loss before income taxes	(294,869)	(290,683)	(188,729)
Provision for income taxes	358	347	360
Investment income (loss) in unconsolidated variable interest entity	1,573	1,007	(202)
Net loss	$(293,654)	$(290,023)	$(189,291)

Net loss per share - basic and diluted	$(3.14)	$(3.14)	$(2.11)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	93,582	92,349	89,854

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(293,654)	$(290,023)	$(189,291)
Other comprehensive income (loss):
Foreign currency translation adjustments	75	1,235	(3,207)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(1,632)	(899)	(545)
Other comprehensive gain (loss), net of taxes	(1,557)	336	(3,752)
Comprehensive loss	$(295,211)	$(289,687)	$(193,043)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Total
Balance at December 31, 2019	87,657,489	$877	$1,300,725	$(747)	$(784,720)	$19,271	$535,406
Net loss	—	—	—	—	(189,291)	—	(189,291)
Change in unrealized gain or loss on investments	—	—	—	(545)	—	—	(545)
Foreign currency translation adjustments	—	—	—	(3,207)	—	—	(3,207)
Shares issued from stock plans, net of payroll taxes paid	3,783,144	37	26,329	—	—	—	26,366
Stock-based compensation	—	—	72,720	—	—	—	72,720
Balance at December 31, 2020	91,440,633	914	1,399,774	(4,499)	(974,011)	19,271	441,449
Net loss	—	—	—	—	(290,023)	—	(290,023)
Change in unrealized gain or loss on investments	—	—	—	(899)	—	—	(899)
Foreign currency translation adjustments	—	—	—	1,235	—	—	1,235
Shares issued from stock plans, net of payroll taxes paid	1,439,900	15	5,479	—	—	—	5,494
Stock-based compensation	—	—	71,161	—	—	—	71,161
Conversion of subsidiary’s convertible note payable (Note 11)	—	—	—	—	—	696	696
Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113
Net loss	—	—	—	—	(293,654)	—	(293,654)
Change in unrealized gain or loss on investments	—	—	—	(1,632)	—	—	(1,632)
Foreign currency translation adjustments	—	—	—	75	—	—	75
Shares issued from stock plans, net of payroll taxes paid	1,285,553	13	(996)	—	—	—	(983)
Stock-based compensation	—	—	65,601	—	—	—	65,601
Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(293,654)	$(290,023)	$(189,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,017	10,170	11,678
Amortization of finance lease right-of-use assets	587	4,639	10,369
Net accretion of premium and discount on investments	1,619	2,482	103
Unrealized loss on equity investments	—	30	—
Investment income in unconsolidated variable interest entity	(1,573)	(1,007)	202
(Gain) / loss on disposal of property and equipment	(1)	233	933
Stock-based compensation	65,601	71,161	72,720
Expense for acquired in-process research and development asset	—	60,000	—
Non-cash interest expense related to sale of future revenues	1,036	—	—
Realized loss on sales of available-for-sale securities	5	—	258
Changes in operating assets and liabilities:
Accounts receivable, net ($(1,158), $(6,803) and $718 from related parties)	765	25,180	(11,973)
Inventories	(10,999)	(14,158)	(9,175)
Prepaid expenses and other current assets ($0, $889 and $124,321 from a related party)	4,916	(9,854)	123,492
Operating lease right-of-use assets	10,908	4,209	(24)
Other assets	263	(4,412)	5,843
Accounts payable ($0, $(1,118) and $1,118 from a related party)	5,909	805	17,731
Accrued and other liabilities ($63,882, $(20) and $(36,859) from a related party)	90,556	16,380	30,914
Operating lease liabilities, current	(547)	503	134
Deferred revenue ($11,211, $21,549 and $7,169 from related parties)	(4,130)	57,637	45,077
Accrued interest for finance lease liabilities	33	(75)	(177)
Operating lease liabilities, non-current	(8,994)	(4,043)	(143)
Other long-term liabilities	(18,250)	(12,089)	(27,069)
Net cash provided by (used in) operating activities	(145,933)	(82,232)	81,602

Investing activities
Purchases of property and equipment	(3,741)	(5,186)	(3,994)
Payment made for acquired in-process research and development asset	(35,000)	(25,000)	—
Payment made for investment in unconsolidated variable interest entity	—	—	(3,896)
Proceeds from equity transfer of unconsolidated variable interest entity	—	—	1,063
Proceeds from sale of property and equipment	6	—	—
Purchases of available-for-sale securities	(164,023)	(484,144)	(8,192)
Proceeds from sales of available-for-sale securities	7,382	4,214	10,606
Proceeds from maturities of investments	284,492	83,144	456,900
Net cash provided by (used in) investing activities	89,116	(426,972)	452,487

Financing activities
Repayments of finance lease liabilities	(135)	(5,489)	(12,620)
Repayments of lease obligations	(403)	(403)	(403)
Cash paid for payroll taxes on restricted stock unit releases	(5,167)	(7,372)	(11,463)
Proceeds from sale of future revenues, net of issuance costs	49,750	—	—
Cash paid for transaction costs related to sale of future revenues	(1,453)	—	—
Proceeds from issuance of common stock	4,184	12,701	37,829
Net cash provided by (used in) financing activities	46,776	(563)	13,343
Effect of exchange rate change on cash and cash equivalents	(5,482)	2,597	4,695
Net increase (decrease) in cash and cash equivalents	(15,523)	(507,170)	552,127
Total cash and cash equivalents at beginning of period	171,223	678,393	126,266
Total cash and cash equivalents at end of period	$155,700	$171,223	$678,393

Supplemental cash flow information:
Interest payments	$104	$94	$135
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	428	1,009	884
Balance in accrued liabilities related to acquired in-process research and development asset	—	35,000	—
Balance in other receivables related to stock option exercise	—	165	—
Conversion of subsidiary’s convertible note payable to non-controlling interests	$—	$696	$—

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

Roxadustat is in Phase 3 clinical development for: anemia associated with myelodysplastic syndromes, in the U.S. and Europe, and chemotherapy-induced anemia in China.

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

The functional currency of FibroGen Europe is the Euro. The functional currency of FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) is CNY. As such, monetary assets and liabilities of FibroGen Europe and FibroGen Beijing in currencies other than their functional currencies are remeasured using exchange rates in effect at the end of the period. The assets and liabilities of FibroGen Europe and FibroGen Beijing are translated to U.S. dollars at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit).

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

Concentration of Credit Risk

The Company is subject to risks associated with concentration of credit for cash and cash equivalents. Outside of short-term operating needs, the majority of cash on hand is invested in U.S. treasuries, corporate bonds, commercial paper and money market funds. Any remaining cash is deposited with major financial institutions primarily in the U.S., China and the Cayman Islands. At times, such deposits may be in excess of insured limits. The Company has not experienced any loss on its deposits of cash and cash equivalents. Included in current assets are significant balances of accounts receivable as follows:

	December 31,
	2022	2021
Falikang — Related party	65%	—%
Astellas — Related party	9%	63%
AstraZeneca	16%	34%

As of December 31, 2022, the aggregate accounts receivable related to roxadustat sales in China from distributors represented 10% of the consolidated accounts receivable, with no material balance from any individual distributor. As of December 31, 2021, the accounts receivable related to roxadustat sales in China from Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”) and direct sales to distributors were not material.

Other Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the results of clinical trials and the achievement of milestones, research developments, actions by regulatory authorities, market acceptance of the Company’s product candidates, competition from other products and larger companies, the liquidity and capital resources of the Company, intellectual property protection for the Company's proprietary technology, strategic relationships, and dependence on key individuals, suppliers, clinical organization, and other third parties.

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents also include money market accounts and various deposit accounts. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits were $2.1 million at each of December 31, 2022 and 2021. As of December 31, 2022 and 2021, a total of $92.5 million and $91.2 million, respectively, of the Company’s cash and cash equivalents was held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations.

Investments

As of December 31, 2022, the Company’s investments consist primarily of diversified bonds, commercial paper, and money market funds. Those investments with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered short-term investments. Those investments with maturities greater than 12 months (365 days) from the balance sheet date are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Marketable equity securities are equity securities with readily determinable fair value, and are measured and recorded at fair value. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Trade accounts receivable

The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the years ended December 31, 2022, 2021 and 2020 and the allowance for doubtful accounts as of December 31, 2022 and 2021 were immaterial.

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

The Company periodically reviews its inventories to identify obsolete, slow-moving, excess or otherwise unsaleable items. If obsolete, excess or unsaleable items are observed and there are no alternate uses for the inventory, an inventory valuation adjustment is recorded through a charge to cost of goods sold on the Company’s consolidated statements of operations. Inventory valuation adjustments require judgment including consideration of many factors, such as estimates of future product demand and product expiration period, among others.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company had no impairment of long-lived assets for the years ended December 31, 2022 and 2021. The Company’s impairment of long-lived assets for the year ended December 31, 2020 was immaterial.

Liability Related to Sale of Future Revenues

The Company accounts for the sale of future revenue as a debt, because the risks and rewards to the investor are limited by the terms of the transaction as discussed further in Note 8, Liability Related to Sale of Future Revenues. The difference between the carrying amount of the initial liability and the gross proceeds received is accounted for as a discount. The Company recognizes interest expense based on an estimated effective annual interest rate, which is affected by the amount and timing of revenues recognized and changes in the timing of forecasted revenues. Quarterly, the Company reassesses the expected revenues and the timing of such revenues, recalculates the amortization and effective interest rate and adjusts the accounting prospectively as needed.

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

For revenue recognition purposes, the Company determines that the terms of its collaboration agreements begin on the effective date and end upon the completion of all performance obligations contained in the agreements. In each agreement, the contract term is defined as the period in which parties to the contract have present and enforceable rights and obligations. The Company believes that the existence of what it considers to be substantive termination penalties on the part of the counterparty create sufficient incentive for the counterparty to avoid exercising its right to terminate the agreement.

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

Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under its collaboration agreements, are considered variable consideration. Determining the reimbursable amount of research and development efforts requires detailed analysis of the terms of the collaboration agreements and the nature of the research and development efforts incurred. Prior to CKD approval in the third quarter of 2021, determining the amount of variable consideration from co-development billings required the Company to make estimates of future research and development efforts, which involved significant judgment. Co-development billings are allocated entirely to the co-development services performance obligation when amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective.

Milestone payments are also considered variable consideration, which requires the Company to make estimates of when achievement of a particular milestone becomes probable. Similar to other forms of variable consideration, milestone payments are included in the transaction price when it becomes probable that such inclusion would not result in a significant revenue reversal. Milestones are therefore included in the transaction price when achievement of the milestone becomes probable.

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

For each performance obligation identified within an arrangement, the Company determines the period over which the promised services are transferred and the performance obligation is satisfied. Service revenue that was recognized over time was based on progress toward complete satisfaction of the performance obligation. For each performance obligation satisfied over time, the Company assesses the proper method to be used for revenue recognition, either an input method to measure progress toward the satisfaction of services or an output method of determining the progress of completion of performance obligation.

Revenue under license agreements

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

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in one province in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca AB (“AstraZeneca”) and FibroGen Beijing. The Company is not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and the Company lacks the power criterion to direct the activities of Falikang (see Note 4, Equity method investment - Variable Interest Entity).

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

The overall transaction price for FibroGen Beijing’s product sales to Falikang includes the following elements of consideration:

●
Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the AstraZeneca China Agreement allocated to the China performance obligation;
●
Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under the AstraZeneca China Agreement;
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

The non-refundable upfront license fees constitute a fixed consideration. The remainder of the above are variable consideration components, which may be constrained, and included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. The calculation of the above variable consideration includes significant assumptions such as total sales quantity, performance period, gross transaction price and profit share, which require significant judgment.

Any net transaction price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied.

Direct Sales to Distributors

The Company sells roxadustat in China directly to a number of pharmaceutical distributors located in one province in China that are not covered by Falikang. These pharmaceutical distributors are the Company’s customers. Hospitals order roxadustat through a distributor and the Company ships the product directly to the distributors. The delivery of roxadustat to a distributor represents a single performance obligation. Distributors are responsible for delivering product to end users, primarily hospitals. Distributors bear inventory risk once they receive and accept the product. Product revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the product.

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
●
Non-key account hospital listing award: A one-time fixed-amount award is offered to a distributor who successfully lists the product with an eligible hospital, and who meets certain requirements. For the year ended December 31, 2020, the non-key account hospital listing award was capitalized when the distributor meets eligibility requirements, and amortized as reduction to product revenue over future sales orders made by the distributor until exhausted. For the years ended December 31, 2022 and 2021, the non-key account hospital listing award was immaterial and recorded as a reduction to revenue when distributor meets eligibility requirements;

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

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas Pharma Inc. (“Astellas”) in support of pre-commercial preparation prior to the New Drug Application (“NDA”) or Marketing Authorization Application approval, and to Astellas for ongoing commercial launch in Japan and Europe. Drug product revenue is recognized when the Company fulfills the inventory transfer obligations.

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

License Acquisition Agreement

In June 2021, the Company entered into an exclusive license and option agreement (the “HiFiBiO Agreement”) with HiFiBiO Therapeutics (“HiFiBiO”), pursuant to which the Company exclusively licensed all product candidates in HiFiBiO’s Galectin-9 program and subsequently exclusively licensed all product candidates in HiFiBiO’s CCR8 program in December 2021. Under the terms of the HiFiBiO Agreement, the Company has paid a $25.0 million upfront payment to HiFiBiO during the year ended December 31, 2021, and recorded a $35.0 million upfront payment for the CCR8 option exercise in accrued liabilities as of December 31, 2021, which was paid during the first quarter of 2022. HiFiBiO may receive up to a total of an additional $345 million in future clinical, regulatory, and commercial milestone payments for each program. HiFiBiO will also be eligible to receive tiered royalties based upon worldwide net sales. We expect to file INDs on product candidates for both the CCR8 and Galectin-9 programs in 2023.

The acquisition of these licenses was accounted for as an asset acquisition. The above-mentioned upfront payments of $60.0 million related to the license and options acquisition meets the definition of an in-process research and development asset (“IPR&D asset”) under the ASC 730, Research and Development. They relate to particular research and development projects and are determined to have no alternative future uses and thus have no separate economic value. Therefore, these upfront payments were recorded as research and development expenses during the year ended December 31, 2021, and the cash payments were reflected as investing activities in the consolidated statement of cash flows during the years ended December 31, 2022 and 2021, respectively.

Contingent consideration payments will be evaluated and recognized when they become probable and reasonably estimable. The related IPR&D asset will only be capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D asset that have no alternative use will be expensed. As of December 31, 2022, all programs were at the early stage of development and the contingencies related to the milestone payments had not been resolved, therefore no contingent consideration was recognized. The Company will reassess the probability of future option payments and contingent payments on a quarterly basis.

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

During 2020, the Company transferred certain intellectual property rights relating to its Chinese business between its wholly owned subsidiaries that are based in different tax jurisdictions. See Note 13, Income Taxes, for more information. The establishment of a deferred tax asset from the intra-entity transfer of intangible assets required the Company to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred, which include but are not limited to, its expectations of discount rate, revenue volume and price. The accuracy of these estimates could be affected by unforeseen events or actual results, and the sustainability of the Company’s future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.

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

Stock-Based Compensation

The Company maintains equity incentive plans under which equity awards are granted to employees, which are comprised of stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), and total shareholder return (“TSR”) awards.

The Company measures and recognizes compensation expense for all stock options, RSUs and PRSUs granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The determination of the grant date fair value of options using the Black-Scholes valuation model is affected by the Company’s estimated common stock fair value and requires management to make a number of assumptions including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The Company determines the fair value of RSUs and PRSUs using the fair value of our common stock on the date of grant. To estimate the fair value of the TSR awards, the Company uses the Monte Carlo valuation model to simulate the probabilities of achievement, which requires management to make a number of assumptions including 30-day average price, volatility of the underlying stock and the Company’s peers, and the risk-free interest rate.

The compensation cost of service-based stock options and restricted stock units is recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Compensation cost for PRSUs is expensed over the respective vesting periods when the achievement of performance criteria is probable. Compensation cost for the TSR awards is recognized over the requisite service period, regardless of when, if ever, the market condition is satisfied.

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

Recently Issued and Adopted Accounting Guidance

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU2020-04. The Company did not elect to apply any of the expedients or exceptions as of and for the years ended December 31, 2022 and 2021. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The Company has certain lease arrangements that were accounted for with reference to the London Inter-Bank Offered Rate (“LIBOR”). The Company has evaluated the options for transitioning away from LIBOR for these arrangements and concluded that there is no material impact on its consolidated financial statements and related disclosures affected by reference rate reform.

3.
Collaboration Agreements, License Agreement and Revenues

Astellas Agreements

Astellas Japan Agreement

In June 2005, the Company entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). Under this agreement, Astellas paid license fees and other consideration totaling $40.1 million (such amounts were fully received as of February 2009). Under the Astellas Japan Agreement, the Company is also eligible to receive from Astellas an aggregate of approximately $132.5 million in potential milestone payments, comprised of (i) up to $22.5 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of July 2016), (ii) up to $95.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $15.0 million in milestone payments upon the achievement of specified commercial sales milestone. The Astellas Japan Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range of the list price published by the Japanese Ministry of Health, Labour and Welfare, adjusted for certain elements, after commercial launch.

During the fourth quarter of 2020, the Japanese Ministry of Health, Labour and Welfare approved EVRENZO® (roxadustat) for the treatment of anemia of CKD in adult patients not on dialysis. This approval triggered a $15.0 million milestone payable to the Company by Astellas under the Astellas Japan Agreement. Accordingly, the consideration of $15.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Astellas Japan Agreement in the fourth quarter of 2020, substantially all of which was recognized as revenue during the year ended December 31, 2020 from performance obligations satisfied or partially satisfied.

The aggregate amount of the considerations received under the Astellas Japan Agreement, through December 31, 2022 totals $105.1 million excluding drug product revenue that is discussed under the Drug Product Revenue section below.

In 2018, FibroGen and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial launch in Japan. The commercial terms of the Astellas Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue is described under the Drug Product Revenue section below.

Astellas Europe Agreement

In April 2006, the Company entered into a separate collaboration agreement with Astellas for the development and commercialization of roxadustat for the treatment of anemia in Europe, the Middle East, the Commonwealth of Independent States and South Africa (“Astellas Europe Agreement”). Under the terms of the Astellas Europe Agreement, Astellas paid license fees and other upfront consideration totaling $320.0 million (such amounts were fully received as of February 2009). The Astellas Europe Agreement also provides for additional development and regulatory approval milestone payments up to $425.0 million, comprised of (i) up to $90.0 million in milestone payments upon achievement of specified clinical and development milestone events (such amounts were fully received as of 2012), and (ii) up to $335.0 million in milestone payments upon achievement of specified regulatory milestone events. Under the Astellas Europe Agreement, Astellas committed to fund 50% of joint development costs for Europe and North America, and all territory-specific costs. The Astellas Europe Agreement also provides for tiered payments based on net sales of product (as defined) in the low 20% range.

On March 21, 2022, EVRENZO® (roxadustat) was registered with the Russian Ministry of Health. The Company evaluated the regulatory milestone payment associated with the approval in Russia under the Astellas Europe Agreement and concluded that this milestone was achieved in the first quarter of 2022. Accordingly, the consideration of $25.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the Astellas Europe Agreement, all of which was recognized as revenue during the year ended December 31, 2022 from performance obligations satisfied.

During the third quarter of 2021, the European Commission approved EVRENZO® (roxadustat) for the treatment of adult patients with symptomatic anemia associated with CKD. Astellas has launched EVRENZO in Germany, the United Kingdom, the Netherlands, and Austria. This approval triggered a total of $120.0 million milestone payable to the Company by Astellas under the Astellas Europe Agreement. Accordingly, the consideration of $120.0 million associated with these milestones was included in the transaction price and allocated to performance obligations under the Astellas Europe Agreement, all of which was recognized as revenue during the year ended December 31, 2021 from performance obligations satisfied.

The aggregate amount of the considerations received under the Astellas Europe Agreement through December 31, 2022 totals $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue section below.

Under the Astellas Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an EU Supply Agreement with Astellas (“Astellas EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue section below.

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

As of December 31, 2022, the transaction price for the Astellas Japan Agreement, excluding manufacturing services that is discussed separately below, included $40.1 million of non-contingent upfront payments, $65.0 million of variable consideration related to payments for milestones achieved, and $12.1 million of variable consideration related to co-development billings. The transaction price for the Astellas Europe Agreement, excluding manufacturing services that is discussed separately below, included $320.0 million of non-contingent upfront payments, $365.0 million of variable consideration related to payments for milestones achieved, and $219.2 million of variable consideration related to co-development billings.

For the technology license under the Astellas Japan Agreement and the Astellas Europe Agreement, SSP was determined primarily by using the discounted cash flow (“DCF”) method, which aggregates the present value of future cash flows to determine the valuation as of the effective date of each of the agreements. The DCF method involves the following key steps: 1) the determination of cash flow forecasts and 2) the selection of a range of comparative risk-adjusted discount rates to apply against the cash flow forecasts. The discount rates selected were based on expectations of the total rate of return, the rate at which capital would be attracted to the Company and the level of risk inherent within the Company. The discounts applied in the DCF analysis ranged from 17.5% to 20.0%. The Company’s cash flow forecasts were derived from probability-adjusted revenue and expense projections by territory. Such projections included consideration of taxes and cash flow adjustments. The probability adjustments were made after considering the likelihood of technical success at various stages of clinical trials and regulatory approval phases. SSP also considered certain future royalty payments associated with commercial performance of the Company’s compounds, transfer prices and expected gross margins.

The promised services that were analyzed, along with their general timing of satisfaction and recognition as revenue, are as follows:

(1)
License to the Company’s technology existing at the effective date of the agreements. For both of the Astellas agreements, the license was delivered at the beginning of the agreement term. In both cases, the Company concluded at the time of the agreement that its collaboration partner, Astellas, would have the knowledge and capabilities to fully exploit the licenses without the Company’s further involvement. However, the Astellas Japan Agreement has contractual limitations that might affect Astellas’ ability to fully exploit the license and therefore, potentially, the conclusion as to whether the license is capable of being distinct. In the Astellas Japan Agreement, Astellas does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the agreement should lead to a conclusion that the license was not distinct in the context of the agreement, the Company considered the ability of Astellas to benefit from the license together with other resources readily available to Astellas. Finally, the Company considered the fact that at the time of delivery of the license, the development services were beyond the preclinical development phase and any remaining development work in either agreement would not be expected to result in any significant modification or customization to the licensed technology. As such, the development services are separately identifiable from the licensed technology, indicating that the license is a distinct performance obligation.

Manufacturing rights. In the case of the Astellas Japan Agreement, the Company retained manufacturing rights largely because of the way the parties chose for FibroGen to be compensated under the agreement. At the time the agreement was signed, the Company believed that it was more advantageous upon commercialization to have a transfer price revenue model in place as opposed to a traditional sales-based model. The manufacturing process does not require specialized knowledge or expertise uniquely held by FibroGen, and notwithstanding contractual restrictions, Astellas could employ manufacturing services from readily available third parties in order to benefit from the license. Therefore, along with the foregoing paragraph, the Company determined that the license in Japan is a distinct performance obligation despite the retention of manufacturing rights by the Company.

In summary, the Company concludes that item (1) represents a performance obligation. The portion of the transaction price allocated to this performance obligation based on a relative SSP basis was recognized as revenue in its entirety at the point in time the license transfers to Astellas.

(2)
Co-development services (Astellas Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation related to CKD approval, and such an allocation is consistent with the allocation objective. Through the third quarter of 2021 upon the approval of CKD, revenue was recognized over time based on progress toward complete satisfaction of the performance obligation. The Company used an input method to measure progress toward the satisfaction of the performance obligation, which was based on costs of labor hours and out-of-pocket expenses incurred relative to total expected costs to be incurred. Subsequently, the Company accounts for the development services for the indications related to chemotherapy-induced anemia and myelodysplastic syndromes separately as services are provided. There was no provision for co-development services in the Astellas Japan Agreement.
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

Items (2)-(5) are bundled into a single performance obligation that is distinct given the fact that all are highly interrelated during the development period (pre-commercial phase of development) such that satisfying them independently is not practicable. For the revenue recognized over time based on progress toward complete satisfaction of the performance obligation, the Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred, and updates the measure of progress in each reporting period.

(6)
Manufacturing commercial supplies of products. This promised service is distinct as services are not interrelated with any of the other performance obligations. Payments received for commercial supplies of products represent sales-based payments related predominately to the license of intellectual property under both Astellas agreements. Revenue is recognized as supplies are shipped for commercial use during the commercialization period. See the Drug Product Revenue section below.

Under the Astellas Japan Amendment, the drug product revenue represents variable consideration and is estimated based on the quantity of product shipped, actual listed price for roxadustat issued by the Japanese Ministry of Health, Labour and Welfare and possible future changes to the listed price, adjusted for the timing of and estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk drug product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Under the Astellas Europe Agreement, the drug product revenue amount represents variable consideration and is estimated based on the quantity of product transferred and an estimated price. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price per strength, which is estimated to be realized by Astellas from the end sale of roxadustat in its approved territories.

License Revenue and Development Revenue Recognized Under the Astellas Agreements

License amounts identified below are included in the “License revenue” line item in the consolidated statements of operations. All other elements identified below are included in the “Development and other revenue” line item in the consolidated statements of operations.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2022	2021	2020
Astellas Japan Agreement	License revenue	$—	$—	$14,323
	Development revenue	$284	$248	$1,220

The transaction price related to consideration received through December 31, 2022 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Astellas Japan Agreement	Cumulative Revenue Through December 31, 2022	Deferred Revenue at December 31, 2022	Total Consideration Through December 31, 2022
License	$100,347	$—	$100,347
Development revenue	16,882	—	16,882
Total license and development revenue	$117,229	$—	$117,229

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2022. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2022	2021	2020
Astellas Europe Agreement	License revenue	$22,590	$108,434	$—
	Development revenue	$9,624	$21,679	$17,954

The transaction price related to consideration received through December 31, 2022 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Astellas Europe Agreement	Cumulative Revenue Through December 31, 2022	Deferred Revenue at December 31, 2022	Total Consideration Through December 31, 2022
License	$618,975	$—	$618,975
Development revenue	280,265	—	280,265
Total license and development revenue	$899,240	$—	$899,240

The license revenue and development revenue recognized under the Astellas Europe Agreement for the year ended December 31, 2022 included an increase in revenue of $25.0 million relating to performance obligations satisfied during the year. The remainder of the transaction price related to the Astellas Europe Agreement includes $5.0 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

AstraZeneca Agreements

AstraZeneca U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“AstraZeneca U.S./RoW Agreement”). China is covered by a separate agreement with AstraZeneca described below. Under the terms of the AstraZeneca U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the AstraZeneca U.S./RoW Agreement, AstraZeneca also agreed to pay an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events.

Under the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca will equally share in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached in 2015). Development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) are fully reimbursed by AstraZeneca. AstraZeneca will pay the Company tiered royalty payments on AstraZeneca’s future net sales (as defined in the agreement) of roxadustat in the low 20% range. In addition, the Company will receive a transfer price for shipment of commercial product based on a percentage of AstraZeneca’s net sales (as defined in the agreement) in the low- to mid-single digit range.

The aggregate amount of the considerations received under the AstraZeneca U.S./RoW Agreement through December 31, 2022 totals $439.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue section below.

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

AstraZeneca China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the AstraZeneca China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The AstraZeneca China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the AstraZeneca China Amendment discussed below in the third quarter of 2020, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of the considerations received for milestone and upfront payments under the AstraZeneca China Agreement through December 31, 2022 totals $77.2 million.

AstraZeneca China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited and AstraZeneca entered into an amendment, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in September 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

Under the AstraZeneca China Amendment, the interim period is defined as the period from April 1, 2020 to the time when Falikang is fully operational. Falikang became fully operational in January 2021. The calculation for profit or loss share related to sales of roxadustat in China has changed for the period from April 1, 2020 onwards. With effect from April 1, 2020, the Parties have changed the method under which commercial expenses incurred by AstraZeneca are calculated and billed. AstraZeneca’s co-promotion expenses for their sales and marketing efforts are now subject to a cap of a percentage of net sales. In addition, the AstraZeneca China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

As a result, the interim period during the year ended December 31, 2020 primarily included the following activities:

•
Co-promotion expenses: The AstraZeneca China Amendment revised the payment arrangements and calculation of the historical unpaid co-promotion expenses to AstraZeneca for its sales and marketing efforts associated with the commercial sales for roxadustat in China since the product launch. Under the AstraZeneca China Amendment, a portion of the historical unpaid co-promotion expenses was adjusted to reduce the amount owed by FibroGen Beijing and the current period co-promotion expenses are capped at a percentage of net roxadustat sales in China. As a result, in the third quarter of 2020, the Company reversed approximately $84.4 million of previously accrued co-promotion expenses payable, which was recorded as a reduction to selling, general and administrative expenses, where these expenses were initially recorded during the periods from the initiation of commercial activities in the first quarter of 2019 to the second quarter of 2020. The co-promotion expenses for the years ended December 31, 2022, 2021 and 2020, capped at a percentage of net roxadustat sales in China, were $4.4 million, $4.7 million and $27.2 million, respectively, included in the selling, general and administrative expenses.
•
Profit share: Profit/loss share between FibroGen Beijing and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the AstraZeneca China Agreement. Based on the calculation revised under the AstraZeneca China Amendment, profit was achieved during the third and fourth quarter of 2020. As a result, the Company recorded a profit share liability of $7.3 million and $7.9 million to AstraZeneca as of December 31, 2022 and 2021, respectively, in the accrued and other current liabilities, which correspondingly reduced the deferred revenue related to the performance obligation in accordance with the AstraZeneca China Agreement.

Since Falikang became fully operational in January 2021, substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, which is adjusted for the estimated profit share. In addition, AstraZeneca now bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. AstraZeneca is entitled to reimbursement of its sales and marketing expenses up to a cumulative capped amount of a percentage of net sales. Once such amount is reached, AstraZeneca will bill the co-promotion expenses based on actual costs as incurred plus a markup on a prospective basis, which is currently expected to continue through 2028. Development costs continue to be shared 50/50 between the Parties.

The related net product revenue recognized from the sales to Falikang and the sales directly to distributors are discussed under the Product Revenue, Net section below.

Accounting for the AstraZeneca Agreements

The Company evaluated whether the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement should be accounted for as a single or separate arrangements and concluded that the agreements should be accounted for as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. The key points the Company considered in reaching this conclusion are as follows:

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

Accordingly, as the agreements are being accounted for as a single arrangement, upfront and other non-contingent consideration received and to be received has been and will be pooled together and allocated to each of the performance obligations in both the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement based on their relative SSPs.

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

As of December 31, 2022, the transaction price for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, excluding manufacturing services that is discussed separately below, included $402.2 million of non-contingent upfront payments, $114.0 million of variable consideration related to payments for milestones considered probable of being achieved, $610.5 million of variable consideration related to co-development billings, offset by $7.3 million of variable consideration related to profit share under the AstraZeneca China Amendment.

For the AstraZeneca agreements, the Company allocated the transaction price to the various performance obligations based on the relative SSP of each performance obligation, with the exception of co-development billings and commercial sale of product. Co-development billings under the AstraZeneca U.S./RoW Agreement were allocated entirely to the U.S./RoW co-development services performance obligation, and co-development billings under the AstraZeneca China Agreement were allocated entirely to the combined performance obligation under the AstraZeneca China Agreement. Commercial sale of product under the AstraZeneca U.S./ROW Agreement is entirely allocated to the manufacturing commercial supply of products performance obligation, and commercial sale of product under the AstraZeneca China Agreement is allocated entirely to the combined China performance obligation.

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

AstraZeneca U.S./RoW Agreement:

The promised services that were analyzed, along with their general timing of satisfaction and recognition as revenue, are as follows:

(1)
License to the Company’s technology existing at the effective date of the agreements. For the AstraZeneca U.S./RoW Agreement, the license was delivered at the beginning of the agreement term. The Company concluded that AstraZeneca has the knowledge and capabilities to fully exploit the license under the AstraZeneca U.S./RoW Agreement without the Company’s further involvement. Finally, the Company considered the fact that at the time of delivery of the license, the development services were beyond the preclinical development phase and any remaining development work would not be expected to result in any significant modification or customization to the licensed technology. As such, the development services are separately identifiable from the licensed technology, indicating that the license is a distinct performance obligation. Therefore, the Company has concluded that the license is distinct and represents a performance obligation. The portion of the transaction price allocated to this performance obligation based on a relative SSP basis is recognized as revenue in its entirety at the point in time the license transfers to AstraZeneca.

(2)
Co-development services. This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Through the end of 2021, revenue was recognized over time based on progress toward complete satisfaction of the performance obligation. The Company used an input method to measure progress toward the satisfaction of the performance obligation related to CKD approval, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. Subsequently, the Company accounts for the development services for other significant indications related to chemotherapy-induced anemia and myelodysplastic syndromes separately as services are provided.
(3)
Manufacturing of clinical supplies of products. This promise is satisfied as supplies for clinical product are delivered for use in the Company’s clinical trial programs during the development period, or pre-commercialization period.
(4)
Information sharing and committee service. These promises are satisfied throughout the course of the agreement as services are provided.

Items (2)-(4) are bundled into a single performance obligation that is distinct given the fact that all are highly interrelated during the development period (pre-commercial phase of development) such that delivering them independently is not practicable. For the revenue recognized over time based on progress toward complete satisfaction of the performance obligation, the Company uses an input method to measure progress toward the satisfaction of the performance obligation, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred, and updates the measure of progress in each reporting period.

(5)
Manufacturing commercial supplies of products. This promise is distinct as services are not interrelated with any of the other performance obligations. Revenue is recognized as supplies are shipped for commercial use during the commercialization period. The drug product revenue amount represents variable consideration and is estimated based on the quantity of product shipped and an estimated price for each individual purchase order. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price, which is estimated to be realized by AstraZeneca from the end sale of roxadustat in its approved territories. See the Drug Product Revenue section below.

AstraZeneca China Agreement:

The promised services that were analyzed are consistent with the AstraZeneca U.S./RoW Agreement, except for license to the Company’s technology existing at the effective date of the agreement, described as follows:

•
License to the Company’s technology existing at the effective date of the agreement. The license was delivered at the beginning of the agreement term. However, the AstraZeneca China Agreement has contractual limitations that might affect AstraZeneca’s ability to fully exploit the license and therefore, potentially, the conclusion as to whether the license is distinct in the context of the agreement. In the AstraZeneca China Agreement, AstraZeneca does not have the right to manufacture commercial supplies of the drug. In order to determine whether this characteristic of the arrangement should lead to a conclusion that the license was not distinct in the context of the agreement, the Company considered the ability of AstraZeneca to benefit from the license on its own or together with other resources readily available to AstraZeneca.

For the AstraZeneca China Agreement, the Company retained manufacturing rights as an essential part of a strategy to pursue domestic regulatory pathway for product approval, which requires the regulatory licensure of the manufacturing facility in order to commence commercial shipment. The prospects for the collaboration as a whole would have been substantially different had manufacturing rights been provided to AstraZeneca. The Company holds the rights to manufacture commercial drug product in China. Therefore, AstraZeneca cannot benefit from the license on its own or together with other readily available resources. Accordingly, all the promises identified, including the license, co-development services and manufacturing of commercial supplies, under the AstraZeneca China Agreement have been bundled into a single performance obligation and amounts of the transaction price allocable to this performance obligation are deferred until control of the manufactured commercial drug product has begun to transfer to AstraZeneca.

In accordance with the AstraZeneca China Amendment, once Falikang is fully operational, which commenced in January 2021, substantially all product sales will be made by Falikang directly to the distributors in China, while the Company continues to sell directly in one province in China. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. For the Company’s direct sales of commercial drug product, revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the product. See the Product Revenue, Net section below.

License Revenue and Development Revenue Recognized Under the AstraZeneca Agreements

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2022	2021	2020
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$—	$—	$—
	Development revenue	12,519	48,345	61,508
	China performance obligation	$—	$—	$(90)

The transaction price related to consideration received through December 31, 2022 and accounts receivable has been allocated to each of the following performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, along with any associated deferred revenue as follows (in thousands):

AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Cumulative Revenue Through December 31, 2022	Deferred Revenue at December 31, 2022		Total Consideration Through December 31, 2022
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	615,639	—		615,639
China performance obligation *	106,734	175,646		282,380
Total license and development revenue	$1,064,217	$175,646	**	$1,239,863

* China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of December 31, 2022, deferred revenue included $158.2 million related to the AstraZeneca U.S./RoW and the AstraZeneca China Agreement, which represents the net of $175.6 million of deferred revenue presented above and a $17.5 million unbilled co-development revenue under the AstraZeneca China Amendment.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2022. The remainder of the transaction price related to the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement includes $9.6 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang, and is expected to continue through 2028, which reflects our best estimates.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Direct Sales:
Gross revenue	$12,366	$13,727	89,027
Price adjustment	242	(982)	—
Non-key account hospital listing award	49	95	(9,325)
Contractual sales rebate	(624)	(832)	(6,189)
Other discounts and rebates	(332)	(21)	(923)
Sales returns	1	83	(92)
Direct sales revenue, net	11,702	12,070	72,498

Sales to Falikang:
Gross transaction price	112,544	97,531	—
Profit share	(43,716)	(34,759)	—
Net transaction price	68,828	62,772	—
Decrease (increase) in deferred revenue	2,339	(27,204)	—
Sales to Falikang revenue, net	71,167	35,568	—
Total product revenue, net	$82,869	$47,638	$72,498

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of sales rebates and discounts.

The total discounts and rebates were $0.7 million, $1.7 million and $16.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The discounts and rebates consisted of the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor. The contractual sales rebate was $0.6 million, $0.8 million and $6.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The discounts and rebates for the year ended December 31, 2021 also consisted of $1.0 million of price adjustments recorded based on government-listed price guidance and estimated channel inventory levels. In the second quarter of 2020, the Company amended the agreement with its pharmaceutical distributors, which triggered accounting modifications particularly related to the non-key account hospital listing award. As a result, for the year ended December 31, 2020, the non-key account hospital listing award was $9.3 million, which was recorded as a reduction to the revenue and calculated based on eligible non-key account hospital listings to date achieved by each distributor with certain requirements met during the period. All other rebates and discounts, including sales return allowance were immaterial for the periods presented.

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

	Balance at December 31, 2021	Additions	Deduction	Currency Translation and Other	Balance at December 31, 2022
Product revenue - Direct sales - contract liabilities	$(3,176)	$(653)	$3,222	$217	$(390)

The above contract liabilities were included in accrued and other current liabilities in the consolidated balance sheet. As of December 31, 2022 and 2021, the total rebates and discounts reflected as reductions to gross accounts receivable for direct sales was $0.9 and $1.1 million, respectively.

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

Periodically, the Company updates its assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $2.3 million from the previously deferred revenue of the China performance obligation during the year ended December 31, 2022. The product revenue recognized for the year ended December 31, 2022 included an increase in revenue of $1.4 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied in previous periods.

Comparatively, following updates to its estimates, the Company deferred $27.2 million from the net transaction price to Falikang, which was included in the related deferred revenue of the China performance obligation during the year ended December 31, 2021.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Currency Translation and Other	Balance at December 31, 2022
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(171,516)	$(77,195)	$71,167	$1,898	$(175,646)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of December 31, 2022, approximately $21.0 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $0.5 million and $13.4 million as of December 31, 2022 and 2021, respectively.

Drug Product Revenue

Drug product revenue from commercial-grade API or bulk drug product sales to Astellas and AstraZeneca was as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Astellas Japan Agreement	$9,480	$2,056	$4,281
Astellas Europe Agreement	1,606	1,130	—
AstraZeneca U.S./RoW Agreement	—	(2,224)	4,625
Drug product revenue	$11,086	$962	$8,906

Astellas Japan Agreement

During the year ended December 31, 2020, the Company fulfilled shipment obligations under the terms of Astellas Japan Amendment with Astellas, and recognized related drug product revenue of $8.2 million in the same period. During the year ended December 31, 2020, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of the Astellas Japan Amendment, and accordingly recorded a reduction of $4.0 million to the drug product revenue. Specifically, the change in estimated variable consideration was based on the API held by Astellas at the period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the year ended December 31, 2021, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $2.1 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

During the first quarter of 2022, the Company fulfilled a shipment obligation under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $9.8 million in the same period. During the fourth quarter of 2022, the Company fulfilled a shipment obligation under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $8.4 million in the same period.

In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Japan Amendment with Astellas, and recorded a reduction to the drug product revenue of $8.7 million during the year ended December 31, 2022. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign currency translation impact, the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others. This amount was included in accrued liabilities and as of December 31, 2022, the related balance in accrued liabilities was $6.5 million, representing the Company’s best estimate that this amount will be paid within the next 12 months.

Astellas Europe Agreement

During the fourth quarter of 2020, the Company transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Astellas Europe Agreement. As a result, the Company recorded $6.0 million as deferred revenue as of December 31, 2020, due to a high degree of uncertainty associated with the final consideration.

During the first quarter of 2021, the Company transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. The Company recorded the consideration of $11.8 million from this inventory transfer as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration. During the fourth quarter of 2021, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $8.3 million as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration.

During the fourth quarter of 2021, the Company updated its estimate of variable consideration related to the bulk drug product inventory transfers fulfilled under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recorded an unbilled contract asset of $49.8 million, which was offset by related deferred revenue under the Astellas Europe Agreement and Astellas EU Supply Agreement. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, among others.

During the second quarter of 2022, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes.

During the first quarter of 2022, the Company billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. The Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, during the year ended December 31, 2022, the Company reclassified a total of $57.4 million from the related deferred revenue to accrued liabilities. As of December 31, 2022, the related balance in accrued liabilities was $57.4 million, representing the Company’s best estimate that this amount will be paid within the next 12 months.

In addition, the Company recognized royalty revenue of $0.6 million and $0.2 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the years ended December 31, 2022 and 2021, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

During the first half of 2021 and during the year ended December 31, 2020, the Company shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the complete response letter issued by the U.S. Food and Drug Administration in August 2021, the Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue. As a result, the Company updated the estimated transaction price for these shipments, and recorded $11.2 million as deferred revenue as of December 31, 2021. The related drug product revenue was $(2.2) million and $4.6 million for the years ended December 31, 2021 and 2020, respectively.

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, during the year ended December 31, 2022, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2022, the related balance in accrued liabilities was $11.2 million, representing its best estimate that this amount will be paid within the next 12 months.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2021	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at December 31, 2022
Astellas Japan Agreement	$(1,974)	$(2,226)	$—	$4,200	$—
Astellas Europe Agreement	(25,891)	(72,408)	619	57,377	(40,303)
AstraZeneca U.S./RoW Agreement	(11,171)	—	—	11,171	—
Drug product revenue - deferred revenue	$(39,036)	$(74,634)	$619	$72,748	$(40,303)

Eluminex Agreements

In July 2021, FibroGen exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III.

Under the terms of the agreement with Eluminex, as amended and restated on January 21, 2022, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022, which was recognized as license revenue for the performance obligation satisfied and included in license revenue in the consolidated statement of operations during the year ended December 31, 2021.

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

During the first quarter of 2022, FibroGen and Eluminex entered into a separate contract manufacturing agreement, under which the Company is responsible for supplying the cornea product at cost plus 10% of its product manufacturing costs until its manufacturing technology is fully transferred to Eluminex. Supply of the cornea product will be managed by a separate agreement and is considered a separate performance obligation. The related contract manufacturing revenue was recorded as other revenue and included in development and other revenue in the consolidated statement of operations.

Amounts recognized as revenue under the agreements with Eluminex were as follows for the years ended December 31, 2022 and 2021 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2022	2021
Eluminex	License revenue	$—	$8,000
	Other revenue - contract manufacturing	$1,761	$—

4.
Equity method investment - Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion, while AstraZeneca meets both the power and economic criteria under the ASC 810 to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s consolidated financial statements. The Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the consolidated statement of operations and as an adjustment to its investment in Falikang in the consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, there has been no such loans.

The Company’s equity method investment in Falikang was as follows for the year ended December 31, 2022 (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2021	Share of Net Income	Currency Translation	Balance at December 31, 2022
Falikang	51.1%	$3,825	$1,573	$(337)	$5,061

Falikang is considered as a related party to the Company. See Note 14, Related Party Transactions, for related disclosures.

On an ongoing basis, the Company re-evaluates the VIE assessment based on changes in facts and circumstances, including but not limited to, the shareholder loans received by Falikang and the execution of any future significant agreements between Falikang and its shareholders and/or other third parties.

The Company assessed the impairment of its equity method investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary.

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$19,881	$—	$—	$19,881
Corporate bonds	—	82,008	—	82,008
Commercial paper	—	57,381	—	57,381
U.S. government bonds	98,972	12,373	—	111,345
Agency bonds	—	11,468	—	11,468
Asset-backed securities	—	2,474	—	2,474
Foreign government bonds	—	4,980	—	4,980
Convertible promissory note	—	—	1,000	1,000
Total	$118,853	$170,684	$1,000	$290,537

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$58,801	$—	$—	$58,801
Corporate bonds	—	182,646	—	182,646
Commercial paper	—	69,079	—	69,079
U.S. government bonds	91,522	—	—	91,522
Agency bonds	—	23,275	—	23,275
Asset-backed securities	—	27,087	—	27,087
Foreign government bonds	—	9,154	—	9,154
Total	$150,323	$311,241	$—	$461,564

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the year ended December 31, 2022, the transfers of assets between levels was a total of $10.5 million transfer from Level 1 to Level 2 as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day. There were no transfers of assets between levels for the years ended December 31, 2021 and 2020.

6.
Leases

The Company’s long-term property lease with Alexandria for its corporate headquarters in San Francisco, California, had an initial term of 15 years, scheduled to expire in 2023. The original lease was accounted for as a finance lease.

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

The Company determined that the Lease Amendment was a lease modification, effective June 1, 2021, and thus reassessed the lease classification, remeasured the related lease liability using an updated discount rate, and adjusted the related right-of-use asset under the lease modification guidance under the ASC 842. Accordingly, on June 1, 2021, the Company determined that the modified lease be accounted for as an operating lease, and therefore derecognized the previous finance lease right-of-use asset of $24.6 million and the related finance lease liability of $32.6 million, and recognized an operating lease right-of-use asset of $93.2 million and the related operating lease liability of $101.2 million. Starting June 1, 2021, the cash payment related to this lease was classified as an operating activity.

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

The Company currently has several additional real estate leases for office spaces in Shanghai and Beijing, China, which are treated as operating leases. These leases have lease terms ranging from one to five years, expiring in 2025. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements in China and U.S. for office equipment, scientific devices and automobile leases, with contracted lease terms ranging from one to five years, treated as finance leases or operating leases.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Line Item	2022	2021
Assets
Finance:
Right-of-use assets cost		$2,367	$2,165
Accumulated amortization		(1,932)	(1,404)
Finance lease right-of-use assets, net	Other assets	435	761
Operating:
Right-of-use assets cost		101,990	100,912
Accumulated amortization		(22,097)	(9,800)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	79,893	91,112
Total lease assets		$80,328	$91,873

Liabilities
Current:
Finance lease liabilities	Accrued and other current liabilities	$36	$11
Operating lease liabilities	Operating lease liabilities, current	10,292	10,944
Non-current:
Finance lease liabilities	Other long-term liabilities	137	3
Operating lease liabilities	Operating lease liabilities, non-current	79,593	88,776
Total lease liabilities		$90,058	$99,734

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Line Item	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$587	$4,639	$10,369
Interest on lease liabilities	Interest expense	—	628	1,932
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	17,125	10,722	1,151
Sublease income	Selling, general and administrative expenses	(3,373)	(1,271)	(1,201)
Total lease cost		$14,339	$14,718	$12,251

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,497	$10,022	$951
Operating cash flows from finance leases	2	629	1,896
Financing cash flows from finance leases	135	5,489	12,620
Non-cash: Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	261	450	662
Operating leases	1,704	3,585	1,072
Non-cash: Increase (decrease) resulting from lease modification:
Finance lease right-of-use assets	—	(24,654)	—
Operating lease right-of-use assets	—	93,222	—
Finance lease liabilities, current	—	(12,587)	—
Operating lease liabilities, current	—	9,221	—
Finance lease liabilities, non-current	—	(20,009)	—
Operating lease liabilities, non-current	$—	$91,943	$—

Lease term and discount rate were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Finance leases	4.9	1.1
Operating leases	5.8	6.8
Weighted-average discount rate:
Finance leases	6.20%	4.64%
Operating leases	4.75%	4.75%

Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2023	$44	$13,915
2024	41	17,302
2025	40	18,448
2026	39	18,000
2027	36	18,476
Beyond 2027	—	17,400
Total future lease payments	200	103,541
Less: Interest	(27)	(13,656)
Present value of lease liabilities	$173	$89,885

7.
Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2022	2021
Cash	$135,819	$111,422
Commercial paper	—	1,000
Money market funds	19,881	58,801
Total cash and cash equivalents	$155,700	$171,223

At December 31, 2022 and 2021, a total of $92.5 million and $91.2 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$83,080	$—	$(1,072)	$82,008
Commercial paper	57,381	—	—	57,381
U.S. government bonds	112,547	5	(1,207)	111,345
Agency bonds	11,690	—	(222)	11,468
Asset-backed securities	2,484	—	(10)	2,474
Foreign government bonds	5,007	—	(27)	4,980
Convertible promissory note	1,000	—	—	1,000
Total investments	$273,189	$5	$(2,538)	$270,656

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$183,136	$2	$(492)	$182,646
Commercial paper	68,079	—	—	68,079
U.S. government bonds	91,840	—	(318)	91,522
Agency bonds	23,339	—	(64)	23,275
Asset-backed securities	27,105	—	(18)	27,087
Foreign government bonds	9,165	—	(11)	9,154
Total investments	$402,664	$2	$(903)	$401,763

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$6,738	$(147)	$75,270	$(925)	$82,008	$(1,072)
U.S. government bonds	22,326	(13)	67,909	(1,194)	90,235	(1,207)
Agency bonds	—	—	11,468	(222)	11,468	(222)
Asset-backed securities	2,474	(10)	—	—	2,474	(10)
Foreign government bonds	—	—	4,980	(27)	4,980	(27)
Total	$31,538	$(170)	$159,627	$(2,368)	$191,165	$(2,538)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$177,124	$(492)	$—	$—	$177,124	$(492)
U.S. government bonds	91,522	(318)	—	—	91,522	(318)
Agency bonds	23,274	(64)	—	—	23,274	(64)
Asset-backed securities	27,087	(18)	—	—	27,087	(18)
Foreign government bonds	9,155	(11)	—	—	9,155	(11)
Total	$328,162	$(903)	$—	$—	$328,162	$(903)

The contractual maturities of the available-for-sale investments were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Within one year - Bond and mutual funds	$268,709	$266,308
After one year through three years	4,480	4,348
Total investments	$273,189	$270,656

The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three years ended December 31, 2022, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$1,241	$1,363
Work-in-progress	36,003	21,499
Finished goods	3,192	8,153
Total inventories	$40,436	$31,015

The provision to write-down excess and obsolete inventory were immaterial as of December 31, 2022 and December 31, 2021.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Contract assets	$17,488	$66,909
Deferred revenues from associated contracts	(17,488)	(58,909)
Net unbilled contract assets	—	8,000
Prepaid assets	9,730	7,383
Other current assets	4,353	5,070
Total prepaid expenses and other current assets	$14,083	$20,453

The unbilled contract assets of $17.5 million as of December 31, 2022 was related to unbilled co-development revenue under the AstraZeneca China Amendment. The unbilled contract assets as of December 31, 2021 included $49.8 million related to transfer price true up for bulk drug product under the Astellas Europe Agreement, $9.1 million related to unbilled co-development revenue under the AstraZeneca China Amendment, and the $8.0 million unbilled upfront license payment under the Eluminex Agreement. See the Eluminex Agreements section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$102,580	$103,352
Laboratory equipment	21,175	19,300
Machinery	9,642	8,339
Computer equipment	9,486	9,670
Furniture and fixtures	6,200	6,201
Construction in progress	204	2,423
Total property and equipment	$149,287	$149,285
Less: accumulated depreciation	(128,682)	(121,008)
Property and equipment, net	$20,605	$28,277

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $10.0 million, $10.2 million and $11.7 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Preclinical and clinical trial accruals	$57,780	$56,283
API and bulk drug product price true-up	75,055	—
Acquired in-process research and development asset	—	35,000
Payroll and related accruals	22,562	20,909
Accrued co-promotion expenses - current	36,677	25,746
Contract liabilities to pharmaceutical distributors	390	3,176
Roxadustat profit share to AstraZeneca	7,280	7,895
Property taxes and other taxes	7,691	12,610
Professional services	5,480	6,074
Other	6,858	4,906
Total accrued and other current liabilities	$219,773	$172,599

The accrued liabilities of $75.1 million for API and bulk drug product price true-up as of December 31, 2022 resulted from changes in estimated variable consideration of $6.5 million associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, $57.4 million associated with the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and $11.2 million associated with the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

The acquired IPR&D asset of $35.0 million as of December 31, 2021 was related to the upfront payment to HiFiBiO under the HiFiBiO Agreement. See Note 2, Summary of Significant Accounting Policies - License Acquisition Agreement, for details.

8.
Liability Related to Sale of Future Revenues

On November 4, 2022, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with NQ Entity, L.P. (“NovaQuest”), pursuant to which the Company granted a percentage interest in the Company’s future revenues under the Astellas Agreements, for a consideration of $50.0 million (“Investment Amount”) before advisory fees. The Company has evaluated the terms of the RIFA and concluded that the Investment Amount should be accounted for as debt because the risks and rewards to NovaQuest are limited by the terms of the transaction.

Under the terms of the Astellas Agreements, the Company is entitled to drug product revenue and milestone payments upon occurrence of certain events. See the Astellas Agreements section in Note 3, Collaboration Agreements, License Agreement and Revenue, for details.

Effective as of November 2022, the Company sold to NovaQuest 22.5% of its drug product revenue and 10.0% (20.0% for fiscal year 2028 and thereafter) of its revenue from milestone payments under the Astellas Agreements. The Company received $49.8 million from NovaQuest at an initial funding on November 17, 2022, representing the gross proceeds of $50.0 million (the “Initial Investment Amount”) net of initial issuance costs, and accounted for this transaction as long-term debt as of December 31, 2022.

The Company may prepay its obligations to NovaQuest in full at any time during the term of RIFA. The prepayment amount varies from $80.0 million to $125.0 million less any revenue interest payments made up to such prepayment date. Under the RIFA the Company shall pay to NovaQuest up to a specified maximum amount (“Payment Cap”) of (a) $100.0 million, if the payment is made on or before December 31, 2028; (b) $112.5 million, if the payment is made is on or after January 1, 2029, but on or before December 31, 2029; or (c) $125.0 million, if the payment is made after January 1, 2030.

After January 1, 2028, if the product (as defined) is not commercialized for a consecutive twelve-month period, then, the payments owed under the RIFA by the Company to NovaQuest for each fiscal year shall be the greater of: (i) the amount which would otherwise be due pursuant to revenue interest payments terms; or (ii) $10.0 million.

Before December 31, 2028, if the sum of all payments under the RIFA paid to NovaQuest, does not equal or exceed $62.5 million, then the Company shall pay NovaQuest the difference of these two amounts by no later than March 1, 2029 (“True-Up Payment One”). If, by no later than December 31, 2030, the sum of all payments under the RIFA paid to NovaQuest does not equal or exceed $125.0 million, then the Company shall pay NovaQuest the difference of these two amounts by no later than March 1, 2031.

NovaQuest will retain this entitlement until it has reached the Payment Cap, at which point 100% of such revenue interest on future global net sales of Astellas will revert to the Company.

The payments to NovaQuest will be accounted for as a reduction of debt. The total debt discount and transaction costs of $1.7 million, will be amortized as interest expense based on the projected balance of the liability as of the beginning of each period. The Company estimated an effective annual interest rate of approximately 19.67% for the year ended December 31, 2022. Over the course of the RIFA, the effective interest rate will be affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company will reassess the expected total revenue and the timing of such revenue, recalculate the amortization of debt discount and transactions costs and effective interest rate, and adjust the accounting prospectively as needed.

As payments are made to NovaQuest, the balance of the liability related to sale of future revenues is being effectively repaid over the life of the RIFA.

During the year ended December 31, 2022, the Company recognized, under Astellas Agreements, license revenue of $22.6 million and development revenue of $2.4 million related to a $25.0 million regulatory milestone, and drug product revenue of $11.1 million. See Note 3, Collaboration Agreements, License Agreement and Revenue, for details. During the year ended December 31, 2022, the Company recognized the related non-cash interest expense of $1.0 million.

The table below shows the activity of the liability related to sale of future revenues for the year ended December 31, 2022:

Year Ended December 31, 2022
Liability related to sale of future revenues - beginning balance	$—
Proceeds from sale of future revenues, gross	50,000
Less: Initial issuance costs	(250)
Less: Transaction costs	(1,453)
Interest expense recognized	1,036
Liability related to sale of future revenues - ending balance	49,333
Less: Current portion classified within accrued and other current liabilities	—
Liability related to sale of future revenues, non-current	$49,333

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates to reach a Payment Cap up to $125.0 million by 2031.

9.
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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2022 and 2021, the Company had U.S. Dollar equivalent of $10.1 million and $10.7 million of principal outstanding, respectively, and $6.8 million and $6.9 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.

10.
Commitments and Contingencies

Contract Obligations

As of December 31, 2022, the Company had the following outstanding non-cancelable purchase obligations (in thousands):

	Purchase Obligations Due In The Year Ending December 31,
	2023	2024	Total
Manufacture and supply of pamrevlumab	$85	$22,310	$22,395
Manufacture and supply of roxadustat	6,126	2,369	8,495
Other purchases and programs	21,698	1,167	22,865
Total	$27,909	$25,846	$53,755

The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

See Note 6, Leases, for details of the Company's operating and finance lease payment obligations. See Note 8, Liability Related to Sale of Future Revenues, and Note 9, Product Development Obligations for details of the respective obligations.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of December 31, 2022, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action in its consolidated balance sheet as of December 31, 2022, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. On July 15, 2022, the court issued an order denying Defendants’ motions to dismiss. Defendants answered the Complaint on September 13, 2022 and discovery is ongoing. On January 27, 2023, Plaintiffs filed a motion for class certification. Defendants’ opposition is due April 28, 2023.

On July 30, 2021, a purported shareholder derivative (the “California Federal Derivative”) complaint was filed in the U.S. District Court for the Northern District of California. The California Federal Derivative complaint names as defendants FibroGen’s current and former officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The California Federal Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On December 23, 2022, Plaintiff filed an amended complaint. On February 21, 2023, Defendants filed a motion to dismiss on the basis that the lawsuit was brought in the improper forum. Plaintiffs’ opposition is due April 7, 2023. On December 27, 2021, a second purported shareholder derivative (the “Delaware Federal Derivative”) complaint was filed in the U.S. District Court for the District of Delaware. The Delaware Federal Derivative complaint names FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint, as well as allegations of insider trading against certain defendants. The Delaware Federal Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. The Delaware Federal Derivative action has been stayed pending resolution of any motions for summary judgment in the securities class action. On April 14, 2022, a third purported shareholder derivative (the “Delaware Chancery Derivative”) complaint was filed in the Delaware Court of Chancery. The Delaware Chancery Derivative complaint names substantially the same defendants as the other purported shareholder derivative actions and asserts similar claims based upon similar allegations. The Delaware Chancery Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On January 17, 2023, Defendants moved to dismiss on the basis of demand futility. Plaintiffs’ opposition is due on March 17, 2023.

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

Between August 3, 2022 and August 4, 2022, the Company’s Board of Directors received three litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. The Company may in the future receive such additional demands.

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

11.
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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2022	2021
Common stock outstanding	94,166	92,881
Stock options outstanding	9,088	8,967
RSUs outstanding	3,669	2,304
Shares reserved for future stock options and RSUs grant	11,524	10,253
Shares reserved for future ESPP offering	5,373	4,771
Total shares of common stock reserved	123,820	119,176

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

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2022, the Company has reserved 11,523,829 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2022 and 2021, no shares of Common Stock were subject to repurchase by the Company.

In February 2022, the Company granted 280,450 total shares of PRSUs to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the predefined clinical performance metrics and continued employment with the Company. As of December 31, 2022, all the PRSUs have not become vested.

In February 2022, the Company granted 280,450 total shares of TSR awards to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for the TSR awards range from 0% to 200% of the target number of shares depending on the TSR of FibroGen’s common stock as compared to companies in the NBI index, and continued employment with the Company. As of December 31, 2022, all the TSR awards have not become vested.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	8,967	$34.84
Granted	2,902	14.72
Exercised	(179)	8.24
Expired	(1,847)	34.36
Forfeited	(755)	32.89
Outstanding at December 31, 2022	9,088	29.19	7.03	$6,232
Vested and expected to vest, December 31, 2022	8,614	29.61	6.93	5,770
Exercisable at December 31, 2022	4,730	$35.07	5.45	$1,438

The estimated weighted-average fair value of the stock options granted during the years ended December 31, 2022, 2021 and 2020 was $14.72, $35.58 and $31.55, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $13.1 million and $89.6 million, respectively.

The following table summarizes the activities of RSUs, PRSUs and TSR awards:

	Shares (In thousands)	Weighted Average Fair Value at Grant
Unvested at December 31, 2021	2,304	$30.60
Granted	3,151	14.68
Vested	(1,142)	27.72
Forfeited	(644)	25.06
Unvested at December 31, 2022	3,669	$18.80

The numbers of PRSUs and TSR awards granted included in the table above reflect the shares that could be eligible to vest at 100% of target number of shares.

Among the vested RSUs during the year ended December 31, 2022, 779,539 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2022, 2021 and 2020 was $14.68, $30.19 and $29.99, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year, which commenced on January 1, 2016, by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 327,298 shares, 213,505 shares and 143,876 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$34,861	$40,547	$46,229
Selling, general and administrative	30,740	30,614	26,491
Total stock-based compensation expense	$65,601	$71,161	$72,720

The Company estimates the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options and RSUs is being amortized on a straight-line basis over the requisite service period of the awards. Compensation cost for PRSUs is expensed over the respective vesting periods when the achievement of performance criteria is probable. The Company estimates the fair value of the TSR awards using the Monte Carlo valuation model to simulate the probabilities of achievement. Compensation cost for the TSR awards is recognized over the requisite service period, regardless of when, if ever, the market condition is satisfied. The fair market value of common stock is based on the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on the date of the grant.

The fair value of employee stock-based compensation is estimated using the following assumptions:

•
Expected Term. Expressed as a weighted-average, the expected life of the options is based on the average period the stock options are expected to be outstanding and was based on the Company’s historical information of the option exercise patterns and post-vesting termination behavior as well as contractual terms of the instruments. The expected term of 2014 ESPP shares is the average of the remaining purchase periods under each offering period. The expected term of TSR awards is determined based on the grant date to the end of the performance period.
•
Expected Volatility. The Company considers its historical volatility data for volatility considerations for its ESPP. Historically, the expected volatility for all other stock-based compensation types was based upon a blend of the Company’s and comparable public entities’ historical volatility. Since the third quarter of 2020, the expected volatility for all other stock-based compensation types is currently based upon the Company’s historical volatility data.
•
Risk-Free Interest Rate. Expressed as a weighted-average, the risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s respective stock-based compensation types.
•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2022	2021	2020
Stock Options
Expected term (in years)	5.7	5.7	5.7
Expected volatility	66.8%	61.9%	67.1%
Risk-free interest rate	2.2%	0.8%	0.8%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$7.88	$20.21	$18.36

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	58.5 - 97.6%	47.1 - 104.4%	47.5 - 77.1%
Risk-free interest rate	0.1 - 4.5%	0.0 - 2.2%	0.1 - 2.9%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$8.60	$12.40	$17.53

The assumptions used to estimate the fair value of the TSR awards using the Monte Carlo valuation model were as follows:

Year Ended December 31,
2022
TSR awards
Expected term (in years)	3.9
Expected volatility	69.0%
Risk-free interest rate	1.8%
Expected dividend yield	—
Weighted average estimated fair value	$24.01

As of December 31, 2022, there was $40.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.43 years. As of December 31, 2022, there was $46.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs, PRSUs and TSR awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.59 years.

Non-Controlling Interests and Subsidiary Stock

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described below are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2022 and 2021. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary.

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

Upon the initial public offering and as described below, all eligible FibroGen Europe preferred shares were exchanged for 958,996 shares of FibroGen Common Stock. No other FibroGen Europe shares have the right to be exchanged for FibroGen, Inc. Common Stock.

FibroGen Europe

As of December 31, 2022 and 2021, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

FibroGen Cayman

FibroGen Cayman had 6,758,000 Series A Preference Shares outstanding as of December 31, 2022 and 2021, respectively. The holders of the FibroGen Cayman Series A Preference Shares have the following rights, preferences and privileges:

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

12.
Net Loss Per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the years ended December 31, 2022, 2021 and 2020. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, RSUs, PRSUs and TSR awards, and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2022	2021	2020
Employee stock options	9,520	8,461	6,694
RSUs, PRSUs and TSR awards	2,137	1,538	564
ESPP	305	417	306
	11,962	10,416	7,564

13.
Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$(307,056)	$(268,499)	$(195,617)
Foreign	12,187	(22,184)	6,888
Loss before provision for income taxes	$(294,869)	$(290,683)	$(188,729)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	358	347	360
Total current	358	347	360
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$358	$347	$360

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2022	2021	2020
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax	—%	—%	—%
Stock-based compensation expense	(2.5)%	(1.8)%	2.4%
Benefit due to intercompany transfer of assets	—%	—%	41.7%
Valuation allowance on intercompany transfer of assets	—%	—%	(41.7)%
Net operating losses not benefitted	(16.3)%	(16.8)%	(23.2)%
Foreign net operating losses not benefitted	0.9%	(1.6)%	0.7%
Deduction limitation on executive compensation	(0.2)%	(0.3)%	(0.8)%
Global intangible low-taxed income	(2.8)%	(0.4)%	—%
Other	(0.2)%	(0.2)%	(0.3)%
Total	(0.1)%	(0.1)%	(0.2)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Federal and state net operating loss carryforwards	$166,708	$167,135
Tax credit carryforwards	106,131	78,832
Foreign net operating loss carryforwards	49,990	38,117
Capitalized research and development expenses	45,125	—
Stock-based compensation	8,616	10,050
Lease obligations	18,442	20,415
Reserves and accruals	4,929	6,067
Deferred revenue	21,624	20,101
Intangible assets	69,159	84,625
Other	1,277	825
Subtotal	492,001	426,167
Less: Valuation allowance	(477,969)	(409,810)
Net deferred tax assets	14,032	16,357

Fixed assets	(13,101)	(16,357)
Non-deductibale accrued expenses	(931)	—
Net deferred tax liabilities	(14,032)	(16,357)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $68.2 million, $72.0 million and $124.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

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

At December 31, 2022, the Company had net operating loss carryforwards available to offset future taxable income of approximately $758.3 million and $140.1 million for federal and state tax purposes, respectively. These carryforwards will begin to expire in 2026 for federal and 2028 for state purposes, if not utilized before these dates. The Company also had foreign net operating loss carryforwards of approximately $242.6 million, which expire between 2023 and 2032 if not utilized.

At December 31, 2022, the Company had approximately $121.6 million of federal and $46.6 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2023 and the California research credits have no expiration dates.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company reviewed its stock ownership for year ended December 31, 2022 and concluded no ownership changes occurred which would result in a reduction of its net operating loss or in its research and development credits expiring unused. If additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other changes to the Internal Revenue Code, the IRA imposes a 15% corporate alternative minimum tax on certain corporations and 1% excise tax on public company stock buybacks for tax years beginning after December 31, 2022. The Company does not expect these provisions to have a material impact on its consolidated financial statements and related disclosures.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $72.8 million as of December 31, 2022. Approximately $0.7 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2022 and 2021 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2022 is as follows (in thousands):

Federal and State
Balance as of December 31, 2019	$32,263
Decrease due to prior positions	(137)
Increase due to current year position	16,448
Balance as of December 31, 2020	48,574
Decrease due to prior positions	(245)
Increase due to current year position	8,415
Foreign exchange rate differential	927
Balance as of December 31, 2021	57,671
Increase due to prior positions	6,954
Increase due to current year position	9,074
Foreign exchange rate differential	(908)
Balance as of December 31, 2022	$72,791

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2013 to 2022. The Company is not currently under audit in any tax jurisdiction.

14.
Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2022, 2021 and 2020, the Company recorded license and development revenue related to collaboration agreements with Astellas of $32.5 million, $130.4 million, and $33.5 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company also recorded drug product revenue from Astellas of $11.1 million, $3.2 million, and $4.3 million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three years ended December 31, 2022.

As of December 31, 2022 and 2021, accounts receivable from Astellas were $1.5 million and $10.9 million, respectively.

As of December 31, 2022 and 2021, total deferred revenue from Astellas were $40.3 million and $27.9 million, respectively.

As of December 31, 2022, the amount due to Astellas was $63.9 million. As of December 31, 2021, the amount due to Astellas was immaterial.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 4, Equity method investment - Variable Interest Entity, for details.

For the years ended December 31, 2022 and 2021, the net product revenue from sales to Falikang were $71.2 million, and $35.6 million, respectively. See the Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details. The other income from Falikang were immaterial for each of the three years ended December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, the investment income (loss) in Falikang was $1.6 million, $1.0 million, and $(0.2) million, respectively. As of December 31, 2022 and 2021, the Company’s equity method investment in Falikang were $5.1 million and $3.8 million, respectively. See Note 4, Equity method investment - Variable Interest Entity, for details.

As of December 31, 2022, accounts receivable, net, from Falikang were $10.5 million. As of December 31, 2021, accounts receivable, net, from Falikang was zero.

As of December 31, 2022, the total deferred revenue from Falikang was zero. As of December 31, 2021, the total deferred revenue from Falikang was $1.2 million.

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

Geographic Revenues

Geographic revenues, which are based on the region that revenue is generated, are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
China	$84,631	$55,640	$73,361
Europe	33,820	131,243	17,954
Japan	9,764	2,305	19,824
United States	12,519	46,121	65,180
Total revenue	$140,734	$235,309	$176,319

Geographic Assets

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2022	2021
United States	$10,094	$15,002
China	10,511	13,275
Total property and equipment	$20,605	$28,277

Finance lease right-of-use assets and operating lease right-of-use assets, net by geographic location are as follows (in thousands):

	December 31,
	2022	2021
United States	$424	$730
China	11	31
Total finance lease right-of-use assets	$435	$761

United States	$76,273	$87,113
China	3,620	3,999
Total operating lease right-of-use assets	$79,893	$91,112

Customer Concentration

The Company’s revenues to date have been generated from the following collaboration partners and distribution entity that individually accounted for 10% or more of the Company’s total revenue or accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Falikang — Related party	51%	15%	—%	65%	—%
Astellas — Related party	31%	57%	21%	9%	63%
AstraZeneca	9%	20%	37%	16%	34%

In January 2021, Falikang became fully operational and substantially all direct product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell roxadustat product directly through pharmaceutical distributors in one province in China during 2021 and in one province in 2022. No individual distributor represented over 10% of the total revenue for the years ended December 31, 2022 and 2021. The aggregate accounts receivable from direct sales to distributors as of December 31, 2022 and 2021 were immaterial.

For the year ended December 31, 2020, the aggregate revenue from distributors represented 42% of the consolidated revenue, with no individual distributor representing over 10% of the total revenue. As of December 31, 2020, the aggregate accounts receivable from distributors represented 64% of the consolidated accounts receivable, with no material balance from any individual distributor.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

			Charged
		Charged	to Other
	Balance at	(Credited)	Accounts -
	Beginning of	to Statement	Liabilities	Deductions,	Balance at
	Year	of Operation	and Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2022	$409,810	$68,159	$—	$—	$477,969
Year ended December 31, 2021	$337,824	$71,986	$—	$—	$409,810
Year ended December 31, 2020	$213,847	$123,977	$—	$—	$337,824

Allowances for rebates, discounts and adjustments
Year ended December 31, 2022	$14,443	$39,082	$1,050	$(53,226)	$1,349
Year ended December 31, 2021	$548	$44,258	$(734)	$(29,629)	$14,443
Year ended December 31, 2020	$1,102	$16,497	$(14,867)	$(2,184)	$548

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) are certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14(a) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Rule 13a-14(a) and 15d-15(e) Certifications”). This Controls and Procedures section of the Annual Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) and 15d-15(e) Certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2022, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and the benefits of controls and procedures must be considered relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems in the U.S. in the first quarter of 2023. While we expect the ERP implementation to improve the efficiency of certain financial and transactional processes, the related changes will materially affect our internal control over financial reporting beginning in the first quarter of 2023, and we have been monitoring such changes during the implementation process.

ITEM 9B. OTHER INFORMATION

On February 27, 2023, we entered into an Amended and Restated Equity Distribution Agreement with Goldman Sachs & Co., LLC and BofA Securities, Inc., which amended and restated our Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional sales agent under that agreement. The Amended and Restated Equity Distribution Agreement is filed as Exhibit 10.44 to this Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Directors and Corporate Governance" in our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to the section titled “Executive Officers” appearing in our 2023 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section titled “Delinquent Section 16(a) Reports” appearing in our 2023 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Transactions with Related Persons” and “Directors and Corporate Governance” appearing in our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the proposal title “Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedule II is included on page158. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report by reference, the exhibits listed below. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this table for a listing of cross-reference documents.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.4	Description of Capital Stock of FibroGen, Inc	10-K	001-36740	4.4	3/2/2020

10.1(i)+	FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(i)	10/1/2014

10.1(ii)+	Forms of stock option agreement, restricted stock purchase agreement and stock appreciation right agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan.	S-1	333-199069	10.3(ii)	10/1/2014

10.1(iii)+	Form of stock option agreement under the FibroGen, Inc. Amended and Restated 2005 Stock Plan applicable to options exchanged pursuant to FibroGen, Inc.’s 2010 amendment and exchange offer.	S-1	333-199069	10.3(iii)	10/1/2014

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

		S-1	333-199069	10.3(v)	10/1/2014

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4*+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	—	—	—	—

10.5+	FibroGen, Inc. 2018 Bonus Plan.	8-K	001-36740	10.5	2/16/2018

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.3	11/5/2020

10.16†	Amended and Restated License, Development and Commercialization Agreement (for the U.S. and Certain Other Territories) by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.2	11/5/2020

10.17	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.18	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.19†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	10-Q	001-36740	10.6	11/5/2020

10.20+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.21†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017.	10-Q	001-36740	10.32	5/9/2017

10.22†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.23†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020.	8-K	001-36740	99.1	3/24/2020

10.24†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020.	10-Q	001-36740	10.2	8/6/2020

10.25†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.3	8/6/2020

10.26†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.4	8/6/2020

10.27†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020.	10-Q	001-36740	10.8	11/5/2020

10.28†	Master Supply Agreement by and between FibroGen, Inc. and AstraZeneca UK Limited, effective September 10, 2020.	10-Q	001-36740	10.9	11/5/2020

10.29†	Master Services Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.35	3/1/2021

10.30†	Product Specific Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.36	3/1/2021

10.31†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	10-Q	001-36740	10.2	5/10/2021

10.32†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	10-Q	001-36740	10.3	5/10/2021

10.33	Sixth Amendment to the Lease by and between ARE-San Francisco No., 43, LLC and FibroGen, Inc. as of June 1, 2021.	10-Q	001-36740	10.1	8/9/2021

10.34†	Exclusive License and Option Agreement by and between FibroGen, Inc. and HiFiBiO (HK) Limited (D.B.A. HiFiBiO Therapeutics), as of June 16, 2021.	10-Q	001-36740	10.2	8/9/2021

10.35†	Amendment No. 4 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of October 29, 2021.	10-K	001-36740	10.36	2/28/2022

10.36+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	10-K	001-36740	10.32	3/2/2020

10.37+	Offer Letter, by and between FibroGen, Inc. and James Schoeneck, dated as of September 18, 2019.	10-Q	001-36740	10.7	11/12/2019

10.38+	Offer Letter, by and between FibroGen, Inc. and Enrique Conterno, dated as of December 17, 2019.	10-K	001-36740	10.34	3/2/2020

10.39+	Offer Letter, by and between FibroGen, Inc. and Thane Wettig, dated as of May 7, 2020.	10-Q	001-36740	10.1	8/6/2020

10.40+	Offer Letter, by and between FibroGen, Inc. and Mark Eisner, dated as of October 22, 2020.	10-K	001-36740	10.44	3/1/2021

10.41+	Offer Letter by and between FibroGen, Inc. and Juan Graham, effective as of July 30, 2021.	10-Q	001-36740	10.2	11/9/2021

10.42+	Form of Executive Officer Change in Control and Severance Agreement.	10-K	001-36740	10.35	3/2/2020

10.43†	Amended and Restated Exclusive License Agreement by and between FibroGen, Inc. and Eluminex Biosciences (Suzhou) Limited as of January 21, 2022.	10-Q	001-36740	10.1	5/9/2022

10.44*	Amended and Restated Equity Distribution Agreement by and between FibroGen, Inc. and Goldman Sachs & Co. LLC and BofA Securities, Inc., dated February 27, 2023.	__	__	__	__

10.45*†	Amendment No. 1 to Product Specific Agreement - Clinical Product Drug Substance by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 25, 2022.	__	__	__	__

10.46*†	Revenue Interest Financing Agreement by and between FibroGen, Inc. and NQ Project Phoebus, L.P., dated as of November 4, 2022.	__	__	__	__

10.47*†	Letter Agreement by and among Astellas Pharma Inc., Astellas Pharma Europe Ltd., and FibroGen, Inc., effective as of November 4, 2022.	__	__	__	__

21.1	Subsidiaries of FibroGen, Inc.	10-Q	001-36740	21.1	8/9/2021

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

101.CAL*	Inline XBRL Calculation Linkbase Document	—	—	—	—

101.DEF*	Inline XBRL Definition Linkbase Document	—	—	—	—

101.LAB*	Inline XBRL Labels Linkbase Document	—	—	—	—

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed or is the type of information the Company treats as confidential.

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

FIBROGEN, INC.

Date: February 27, 2023	By:	/s/ Enrique Conterno
Enrique Conterno Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2023	By:	/s/ Juan Graham
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

Signature	Title	Date

/s/ Enrique Conterno	Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Enrique Conterno

/s/ Juan Graham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Juan Graham

/s/ James A. Schoeneck	Chairman of the Board and Director	February 27, 2023
James A. Schoeneck

/s/ Suzanne Blaug	Director	February 27, 2023
Suzanne Blaug

/s/ Aoife Brennan	Director	February 27, 2023
Aoife Brennan, M.B., B.Ch.

/s/ Benjamin F. Cravatt	Director	February 27, 2023
Benjamin F. Cravatt, Ph.D.

/s/ Jeffrey L. Edwards	Director	February 27, 2023
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	February 27, 2023
Jeffrey W. Henderson

/s/ Maykin Ho	Director	February 27, 2023
Maykin Ho, Ph.D.

/s/ Gerald Lema	Director	February 27, 2023
Gerald Lema