Form 10-Q
period 2023-03-31
FIBROGEN INC
filed 2023-05-08
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock outstanding as of April 30, 2023 was 97,582,416.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$188,550	$155,700
Short-term investments	167,399	266,308
Accounts receivable, net ($11,563 and $12,088 from related parties)	17,654	16,299
Inventories	42,456	40,436
Prepaid expenses and other current assets	14,490	14,083
Total current assets	430,549	492,826
Restricted time deposits	2,072	2,072
Long-term investments	—	4,348
Property and equipment, net	18,693	20,605
Equity method investment in unconsolidated variable interest entity	5,884	5,061
Operating lease right-of-use assets	76,674	79,893
Other assets	4,672	5,282
Total assets	$538,544	$610,087

Liabilities, stockholders’ equity (deficit) and non-controlling interests
Current liabilities:
Accounts payable ($57,499 and $0 to a related party)	$71,282	$30,758
Accrued and other current liabilities ($19,594 and $63,886 to a related party)	157,042	219,773
Deferred revenue ($13,129 and $9,259 to related parties)	16,495	12,739
Operating lease liabilities, current	9,927	10,292
Total current liabilities	254,746	273,562
Product development obligations	17,276	16,917
Deferred revenue, net of current ($10,245 and $31,044 to a related party)	163,089	185,722
Operating lease liabilities, non-current	76,885	79,593
Liability related to sale of future revenues, non-current	48,370	49,333
Other long-term liabilities ($1,618 and $0 to a related party)	7,063	6,440
Total liabilities	567,429	611,567

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2023 and December 31, 2022; 96,623 and 94,166 shares issued and outstanding at March 31, 2023 and December 31, 2022	966	942
Additional paid-in capital	1,589,145	1,541,019
Accumulated other comprehensive loss	(4,570)	(5,720)
Accumulated deficit	(1,634,393)	(1,557,688)
Total stockholders’ deficit	(48,852)	(21,447)
Non-controlling interests	19,967	19,967
Total deficit	(28,885)	(1,480)
Total liabilities, stockholders’ deficit and non-controlling interests	$538,544	$610,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
License revenue (includes $0 and $22,590 from a related party)	$6,000	$22,590
Development and other revenue (includes $1,624 and $5,180 from a related party)	3,891	11,762
Product revenue, net (includes $21,372 and $16,223 from a related party)	24,161	18,881
Drug product revenue (includes $2,109 and $7,594 from a related party)	2,109	7,594
Total revenue	36,161	60,827

Operating costs and expenses:
Cost of goods sold	3,491	4,238
Research and development	74,486	89,018
Selling, general and administrative	34,275	30,564
Total operating costs and expenses	112,252	123,820
Loss from operations	(76,091)	(62,993)

Interest and other, net
Interest expense	(2,372)	(97)
Interest income and other income (expenses), net	1,036	(322)
Total interest and other, net	(1,336)	(419)

Loss before income taxes	(77,427)	(63,412)
Provision for income taxes	74	113
Investment income in unconsolidated variable interest entity	796	320
Net loss	$(76,705)	$(63,205)

Net loss per share - basic and diluted	$(0.81)	$(0.68)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	94,691	93,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(76,705)	$(63,205)
Other comprehensive income (loss):
Foreign currency translation adjustments	(248)	249
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	1,398	(2,591)
Other comprehensive gain (loss), net of taxes	1,150	(2,342)
Comprehensive loss	$(75,555)	$(65,547)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Total
Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)
Net loss	—	—	—	—	(76,705)	—	(76,705)
Change in unrealized gain or loss on investments	—	—	—	1,398	—	—	1,398
Foreign currency translation adjustments	—	—	—	(248)	—	—	(248)
Issuance of common stock under ATM Program	1,541,579	15	31,116	—	—	—	31,131
Shares issued from stock plans, net of payroll taxes paid	915,644	9	898	—	—	—	907
Stock-based compensation	—	—	16,112	—	—	—	16,112
Balance at March 31, 2023	96,623,309	$966	$1,589,145	$(4,570)	$(1,634,393)	$19,967	$(28,885)

Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113
Net loss	—	—	—	—	(63,205)	—	(63,205)
Change in unrealized gain or loss on investments	—	—	—	(2,591)	—	—	(2,591)
Foreign currency translation adjustments	—	—	—	249	—	—	249
Shares issued from stock plans, net of payroll taxes paid	408,051	4	(2,707)	—	—	—	(2,703)
Stock-based compensation	—	—	17,152	—	—	—	17,152
Balance at March 31, 2022	93,288,584	$933	$1,490,859	$(6,505)	$(1,327,239)	$19,967	$178,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(76,705)	$(63,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,542	2,450
Amortization of finance lease right-of-use assets	423	134
Net accretion of premium and discount on investments	(689)	928
Investment income in unconsolidated variable interest entity	(796)	(320)
Loss on disposal of property and equipment	1	5
Stock-based compensation	16,112	17,152
Non-cash interest expense related to sale of future revenues	2,249	—
Impairment of investment	1,000	—
Realized loss on sales of available-for-sale securities	271	5
Changes in operating assets and liabilities:
Accounts receivable, net	(1,299)	(26,481)
Inventories	(1,940)	(12,000)
Prepaid expenses and other current assets	38	11,382
Operating lease right-of-use assets	3,237	3,132
Other assets	1,072	(459)
Accounts payable	40,473	10,207
Accrued and other liabilities	(66,266)	65,993
Operating lease liabilities, current	(371)	31
Deferred revenue	(18,877)	(13,024)
Accrued interest for finance lease liabilities	(56)	(21)
Operating lease liabilities, non-current	(2,720)	(2,835)
Other long-term liabilities	710	(1,550)
Net cash used in operating activities	(101,591)	(8,476)

Investing activities
Purchases of property and equipment	(591)	(1,638)
Payment made for acquired in-process research and development asset	—	(35,000)
Purchases of available-for-sale securities	(2,472)	(20,912)
Proceeds from sales of available-for-sale securities	1,730	7,382
Proceeds from maturities of investments	104,815	76,103
Net cash provided by investing activities	103,482	25,935

Financing activities
Repayments of finance lease liabilities	(71)	(1)
Repayments of lease obligations	(101)	(101)
Cash paid for payroll taxes on restricted stock unit releases	—	(2,974)
Proceeds from issuance of common stock under ATM Program, net of commissions	30,750	—
Proceeds from issuance of common stock under employee stock plans	907	183
Net cash provided by (used in) financing activities	31,485	(2,893)
Effect of exchange rate change on cash and cash equivalents	(526)	107
Net increase in cash and cash equivalents	32,850	14,673
Total cash and cash equivalents at beginning of period	155,700	171,223
Total cash and cash equivalents at end of period	$188,550	$185,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, and connective tissue growth factor to advance innovative medicines for the treatment of anemia, fibrotic disease, and cancer.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of idiopathic pulmonary fibrosis, locally advanced unresectable pancreatic cancer and Duchenne muscular dystrophy. To date, the Company has retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease for patients who are on dialysis and not on dialysis.

Roxadustat is in Phase 3 clinical development for anemia associated with myelodysplastic syndromes, in the United States (“U.S.”) and Europe, and chemotherapy-induced anemia in China.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023 (“2022 Form 10-K”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue and deferred revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for the China performance obligation. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2022 Form 10-K.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for the three months ended March 31, 2023 and 2022. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee stock options	7,578	9,484
RSUs, PRSUs and TSR awards	2,762	2,196
ESPP	362	473
	10,702	12,153

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the results of clinical trials and the achievement of milestones, research developments, actions by regulatory authorities, market acceptance of the Company’s product candidates, competition from other products and larger companies, the liquidity and capital resources of the Company, intellectual property protection for the Company’s proprietary technology, strategic relationships, and dependence on key individuals, suppliers, clinical organization, and other third parties.

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

The aggregate amount of consideration received through March 31, 2023 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue section below.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were as follows for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2023	2022
Astellas Japan Agreement	License revenue	$—	$—
	Development revenue	$95	$32

The transaction price related to consideration received through March 31, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement (in thousands):

Astellas Japan Agreement	Total Consideration Through March 31, 2023
License	$100,347
Development revenue	16,977
Total license and development revenue	$117,324

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2023 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through March 31, 2023 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue section below.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2023	2022
Astellas Europe Agreement	License revenue	$—	$22,590
	Development revenue	$1,529	$5,148

The transaction price related to consideration received through March 31, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement as follows (in thousands):

Astellas Europe Agreement	Total Consideration Through March 31, 2023
License	$618,975
Development revenue	281,794
Total license and development revenue	$900,769

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended March 31, 2023 under the Astellas Europe Agreement. The remainder of the transaction price related to the Astellas Europe Agreement includes $5.8 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

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

The aggregate amount of consideration received under the AstraZeneca U.S./RoW Agreement through March 31, 2023 totaled $439.0 million, excluding drug product revenue that is discussed separately below. While FibroGen and AstraZeneca continue to develop roxadustat in the U.S. for the treatment of anemia in patients with myelodysplastic syndromes, the Company has not been able to agree on a path forward for AstraZeneca to fund further roxadustat development for chronic kidney disease anemia in the U.S. Therefore, the Company does not expect to receive most or all of the remaining AstraZeneca U.S./RoW Agreement milestones from AstraZeneca.

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

AstraZeneca China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AztraZeneca for roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The AstraZeneca China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the AstraZeneca China Amendment in 2020 as discussed below, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of such consideration received for milestone and upfront payments through March 31, 2023 totaled $77.2 million.

AstraZeneca China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (Hong Kong) Limited and AstraZeneca entered into an amendment to the AstraZeneca China Amendment, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transfer price, which is adjusted for the estimated profit share.

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2023	2022
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$—	$—
	Development revenue	2,032	5,819

The transaction price related to consideration received through March 31, 2023 and accounts receivable has been allocated to each of the following performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, along with any associated deferred revenue as follows (in thousands):

AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Cumulative Revenue Through March 31, 2023	Deferred Revenue at March 31, 2023		Total Consideration Through March 31, 2023
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	617,670	—		617,670
China performance obligation *	128,106	175,326		303,432
Total license and development revenue	$1,087,620	$175,326	**	$1,262,946

* China performance obligation revenue is recognized as product revenue, as described under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of March 31, 2023, deferred revenue included $156.2 million related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, which represents the net of $175.3 million of deferred revenue presented above and a $19.1 million unbilled co-development revenue under the AstraZeneca China Amendment.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2023 under the AstraZeneca U.S./RoW Agreement. The remainder of the transaction price related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement includes $9.8 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang, and is expected to continue through 2028, which reflects our best estimates.

The net product revenue from the sales to Falikang and the net product revenue from direct sales distributors in China are described under Product Revenue, Net section below.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Direct Sales:
Gross revenue	$3,060	$2,830
Discounts and rebates	(273)	(175)
Sales returns	2	3
Direct sales revenue, net	2,789	2,658

Sales to Falikang:
Gross transaction price	34,249	22,726
Profit share	(14,988)	(8,849)
Net transaction price	19,261	13,877
Decrease in deferred revenue	2,111	2,346
Sales to Falikang revenue, net	21,372	16,223
Total product revenue, net	$24,161	$18,881

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is calculated at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet and were immaterial as of March 31, 2023 and December 31, 2022, respectively.

The rebates and discounts reflected as reductions to gross accounts receivable for direct sales were immaterial as of March 31, 2023 and December 31, 2022, respectively.

Sales to Falikang – China Performance Obligation

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

Periodically, the Company updates its assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $2.1 million and $2.3 million from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2023 and 2022, respectively. The product revenue recognized for the three months ended March 31, 2023 included a decrease in revenue of $0.3 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied in previous periods.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Currency Translation and Other	Balance at March 31, 2023
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(175,646)	$(20,889)	$21,372	$(163)	$(175,326)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of March 31, 2023, approximately $22.5 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $2.2 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively.

Drug Product Revenue

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Astellas Japan Agreement	$1,732	$7,594
Astellas Europe Agreement	377	—
Drug product revenue	$2,109	$7,594

Astellas Japan Agreement

During the three months ended March 31, 2023, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $1.7 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and estimated yield from the manufacture of bulk product tablets, among others.

During the three months ended March 31, 2022, the Company fulfilled a shipment obligation under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $9.8 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and recorded a reduction to the drug product revenue of $2.2 million during the first quarter of 2022. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

As of March 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $3.2 million in accrued liabilities and $1.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

The Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in the prior years, and recognized the related fully burdened manufacturing costs as drug product revenue in the respective periods and recorded the constrained transaction price in deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes.

During the first quarter of 2022, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, the Company reclassified the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of December 31, 2022, the related balance was $57.4 million in accrued liabilities. Further during the three months ended March 31, 2023, the Company reclassified $16.6 million from the related deferred revenue to accrued liabilities. As of March 31, 2023, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $57.5 million in accounts payable and $16.4 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $0.4 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three months ended March 31, 2023. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at March 31, 2023
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(40,303)	$—	$377	$16,552	$(23,374)

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the three months ended March 31, 2023 and 2022.

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of each of March 31, 2023 and December 31, 2022, the related balance in accrued liabilities was $11.2 million, representing the Company’s best estimate that this amount will be paid within the next 12 months.

Eluminex Agreement

In July 2021, FibroGen exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III.

Under the terms of the agreement with Eluminex, as amended and restated, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022, which was recognized as license revenue for the performance obligation satisfied during 2021. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will also be eligible to receive mid-single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid-single-digit royalties based upon worldwide net sales of other recombinant human collagen type III products that are not cornea products.

During the three months ended March 31, 2023, the Company recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment.

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

Amounts recognized as revenue under the Eluminex were as follows for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2023	2022
Eluminex	License revenue	$6,000	$—
	Other revenue - contract manufacturing	$235	$762

3. Equity method investment - Variable Interest Entity

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

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2022	Share of Net Income	Currency Translation	Balance at March 31, 2023
Falikang	51.1%	$5,061	$796	$27	$5,884

Falikang is considered a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.

4. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$42,740	$—	$—	$42,740
Corporate bonds	—	41,304	—	41,304
Commercial paper	—	42,970	—	42,970
U.S. government bonds	57,141	14,425	—	71,566
Agency bonds	—	9,075	—	9,075
Asset-backed securities	—	2,484	—	2,484
Total	$99,881	$110,258	$—	$210,139

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$19,881	$—	$—	$19,881
Corporate bonds	—	82,008	—	82,008
Commercial paper	—	57,381	—	57,381
U.S. government bonds	98,972	12,373	—	111,345
Agency bonds	—	11,468	—	11,468
Asset-backed securities	—	2,474	—	2,474
Foreign government bonds	—	4,980	—	4,980
Convertible promissory note	—	—	1,000	1,000
Total	$118,853	$170,684	$1,000	$290,537

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data, and other observable inputs. During the three months ended March 31, 2023, a total of $7.0 million of US treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$145,810	$135,819
Money market funds	42,740	19,881
Total cash and cash equivalents	$188,550	$155,700

At March 31, 2023 and December 31, 2022, a total of $98.9 million and $92.5 million of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations, respectively.

Investments

The Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$41,760	$1	$(457)	$41,304
Commercial paper	42,970	—	—	42,970
U.S. government bonds	72,130	1	(565)	71,566
Agency bonds	9,183	—	(108)	9,075
Asset-backed securities	2,491	—	(7)	2,484
Total investments	$168,534	$2	$(1,137)	$167,399

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$83,080	$—	$(1,072)	$82,008
Commercial paper	57,381	—	—	57,381
U.S. government bonds	112,547	5	(1,207)	111,345
Agency bonds	11,690	—	(222)	11,468
Asset-backed securities	2,484	—	(10)	2,474
Foreign government bonds	5,007	—	(27)	4,980
Convertible promissory note	1,000	—	—	1,000
Total investments	$273,189	$5	$(2,538)	$270,656

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$2,469	$(7)	$36,084	$(450)	$38,553	$(457)
U.S. government bonds	4,955	(1)	43,794	(564)	48,749	(565)
Agency bonds	—	—	9,075	(108)	9,075	(108)
Asset-backed securities	2,483	(7)	—	—	2,483	(7)
Total	$9,907	$(15)	$88,953	$(1,122)	$98,860	$(1,137)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$6,738	$(147)	$75,270	$(925)	$82,008	$(1,072)
U.S. government bonds	22,326	(13)	67,909	(1,194)	90,235	(1,207)
Agency bonds	—	—	11,468	(222)	11,468	(222)
Asset-backed securities	2,474	(10)	—	—	2,474	(10)
Foreign government bonds	-	—	4,980	(27)	4,980	(27)
Total	$31,538	$(170)	$159,627	$(2,368)	$191,165	$(2,538)

At March 31, 2023, the available-for-sale investments had remaining contractual maturities of less than twelve months.

The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any other-than-temporary impairment loss during the three months ended March 31, 2023 and 2022.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$1,226	$1,241
Work-in-progress	$37,273	36,003
Finished goods	$3,957	3,192
Total inventories	$42,456	$40,436

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Preclinical and clinical trial accruals	$42,953	$57,780
API and bulk drug product price true-up	30,758	75,055
Payroll and related accruals	12,230	22,562
Accrued co-promotion expenses - current	36,688	36,677
Roxadustat profit share to AstraZeneca	7,311	7,280
Property taxes and other taxes	8,041	7,691
Professional services	8,354	5,480
Current portion of liability related to sale of future revenues	3,212	—
Other	7,495	7,248
Total accrued and other current liabilities	$157,042	$219,773

The accrued liabilities of $30.8 million for API and bulk drug product price true-up as of March 31, 2023 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

6. Liability Related to Sale of Future Revenues

On November 4, 2022, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”), pursuant to which the Company granted NovaQuest 22.5% of its drug product revenue and 10.0% (20.0% for fiscal year 2028 and thereafter) of its revenue from milestone payments that it is entitled to under the Astellas Agreements, for a consideration of $50.0 million (“Investment Amount”) before advisory fees.

In November 2022, the Company received the Investment Amount, net of initial issuance costs, and accounted for it as long-term debt based on the terms of the RIFA because the risks and rewards to NovaQuest are limited by the terms of the transaction. The related debt discount and transaction costs are amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As payments are made to NovaQuest, the balance of the liability related to sale of future revenues is being effectively repaid over the life of the RIFA. The payments to NovaQuest are accounted for as a reduction of debt.

The Company may prepay its obligations to NovaQuest in full at any time during the term of RIFA. The prepayment amount varies from $80.0 million to $125.0 million less any revenue interest payments made up to such prepayment date. Under the RIFA the Company shall pay to NovaQuest up to a specified maximum amount (“Payment Cap”) of (a) $100.0 million, if the payment is made on or before December 31, 2028; (b) $112.5 million, if the payment is made on or after January 1, 2029, but on or before December 31, 2029; or (c) $125.0 million, if the payment is made after January 1, 2030.

After January 1, 2028, if the product (as defined) is not commercialized for a consecutive twelve-month period, then, the payments owed under the RIFA by the Company to NovaQuest for each fiscal year shall be the greater of: (i) the amount which would otherwise be due pursuant to revenue interest payments terms; or (ii) $10.0 million.

Before December 31, 2028, if the sum of all payments under the RIFA paid to NovaQuest, does not equal or exceed $62.5 million, then the Company shall pay NovaQuest the difference of these two amounts by no later than March 1, 2029. If, by no later than December 31, 2030, the sum of all payments under the RIFA paid to NovaQuest does not equal or exceed $125.0 million, then the Company shall pay NovaQuest the difference of these two amounts by no later than March 1, 2031.

NovaQuest will retain this entitlement until it has reached the Payment Cap, at which point 100% of such revenue interest on future global net sales of Astellas will revert to the Company.

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 19.64% for the three months ended March 31, 2023.

The following table summarizes the activity of the liability related to sale of future revenues for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Liability related to sale of future revenues - beginning balance	$49,333
Interest expense recognized	2,249
Liability related to sale of future revenues - ending balance	51,582
Less: Current portion classified to accrued and other current liabilities	(3,212)
Liability related to sale of future revenues, non-current	$48,370

During the three months ended March 31, 2023, the Company recognized, under Astellas Agreements, development revenue of $1.6 million and drug product revenue of $2.1 million. See Note 2, Collaboration Agreements, License Agreement and Revenue, for details. During the three months ended March 31, 2023, the Company recognized the related non-cash interest expense of $2.2 million.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates to reach a Payment Cap up to $125.0 million by 2031.

7. At-the-Market Program

On February 27, 2023, the Company entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, the Company may issue and sell, from time to time and through the Sales Agents, shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Program”).

For the three months ended March 31, 2023, the Company sold 1,541,579 shares under the ATM Program, for approximately $31.1 million, net of commissions to Sales Agents, at a weighted-average offering prices per share of $20.25, of which $30.8 million was received in cash during the same period. The remainder of the net proceeds was recorded as other receivables and included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2023 and received in April 2023.

8. Income Taxes

Provisions for income tax for the three months ended March 31, 2023 and 2022 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded license and development revenue related to collaboration agreements with Astellas of $1.6 million and $27.8 million for the three months ended March 31, 2023 and 2022, respectively. The Company also recorded drug product revenue from Astellas of $2.1 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, accounts receivable from Astellas were $1.6 million and $1.5 million, respectively.

As of March 31, 2023 and December 31, 2022, total deferred revenue from Astellas was $23.4 million and $40.3 million, respectively.

As of March 31, 2023, the amounts due to Astellas, included in accounts payable, accrued and other current liabilities, and other long-term liabilities, totaled $78.7 million. As of December 31, 2022, the amount due to Astellas, included in accrued and other current liabilities, was $63.9 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Equity method investment - Variable Interest Entity, for details.

The net product revenue from Falikang was $21.4 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.8 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company’s equity method investment in Falikang was $5.9 million and $5.1 million, respectively. See Note 3, Variable Interest Entity, for details. The other income from Falikang was immaterial for each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, accounts receivable, net, from Falikang, were $9.9 million and $10.5 million, respectively.

10. Commitments and Contingencies

Contract Obligations

As of March 31, 2023, the Company had outstanding total non-cancelable purchase obligations of $51.9 million, including $22.4 million for manufacture and supply of pamrevlumab, $4.1 million for manufacture and supply of roxadustat, and $25.4 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of March 31, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

As of March 31, 2023, the Company had $86.8 million of operating lease liabilities.

In addition, see Note 6, Liability Related to Sale of Future Revenues for details of the related obligation.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action in its condensed consolidated balance sheet as of March 31, 2023, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. On July 15, 2022, the court issued an order denying Defendants’ motions to dismiss. Defendants answered the Complaint on September 13, 2022 and discovery is ongoing. On January 27, 2023, Plaintiffs filed a motion for class certification. Defendants’ opposition to the motion for class certification is due May 12, 2023.

On July 30, 2021, a purported shareholder derivative (the “California Federal Derivative”) complaint was filed in the U.S. District Court for the Northern District of California. The California Federal Derivative complaint names as defendants FibroGen’s current and former officers and directors, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The California Federal Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On December 27, 2021, a second purported shareholder derivative (the “Delaware Federal Derivative”) complaint was filed in the U.S. District Court for the District of Delaware. The Delaware Federal Derivative complaint names FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint, as well as allegations of insider trading against certain defendants. The Delaware Federal Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On April 14, 2022, a third purported shareholder derivative (the “Delaware Chancery Derivative”) complaint was filed in the Delaware Court of Chancery. The Delaware Chancery Derivative complaint names substantially the same defendants as the other purported shareholder derivative actions and asserts similar claims based upon similar allegations. The Delaware Chancery Derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. All three derivative actions have been stayed pending resolution of any motions for summary judgment in the securities class action.

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

Between August 3, 2022 and August 4, 2022, the Company’s Board of Directors received three litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. On March 27, 2023, the Company’s Board of Directors received another litigation demand from a purported shareholder of the Company, seeking similar action as the other litigation demands. The Company may in the future receive such additional demands.

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

11. Subsequent Event

Debt Financing Agreement

On April 29, 2023, FibroGen entered into a financing agreement (“Financing Agreement”) with investment funds managed by Morgan Stanley Tactical Value, as lenders (the “Lenders”), and Wilmington Trust, National Association, as the administrative agent (the “Administrative Agent”), providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan (the “Initial Term Loan”), (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones (“Delayed Draw Term Loan 1”) and, (iii) an uncommitted delayed draw term loan of up to $37.5 million to be funded at the Lenders sole discretion, (“Delayed Draw Term Loan 2” and, together with the Initial Term Loan and Delayed Draw Term Loan 1, the “Term Loans”).

Pursuant to the Financing Agreement, the Lenders (i) shall fund the Initial Term Loan by May 8, 2023, (ii) shall fund the Delayed Draw Term Loan 1 within 24 business days from the date of achievement of certain clinical development milestones but no later than August 31, 2023 and, (iii) at their discretion, shall provide Delayed Draw Term Loan 2 on or prior to August 31, 2023, whether or not such clinical development milestones are achieved.

The Term Loans shall accrue interest at a rate of 14.0% per annum, payable monthly in arrears. The Term Loans shall mature on May 8, 2026. The Term Loans will not be subject to amortization payments. The Company is permitted to prepay the Term Loans from time to time, in whole or in part, subject to payment of a make-whole amount equal to the unpaid principal amount of the portion of the Term Loans being repaid or prepaid, plus accrued and unpaid interest of the portion of the Term Loans being repaid or prepaid, plus an amount equal to the remaining scheduled interest payments due on such portion of the Term Loans being repaid or prepaid as if such Term Loans were to remain outstanding until the scheduled maturity date.

During the term of the Term Loans, the Company is required to maintain a minimum balance of $30.0 million of unrestricted cash and cash equivalents held in accounts in the United States, tested monthly on each interest payment date (after netting the monthly interest payment then due). In addition, while any portion of the Term Loans or any other obligations under the Financing Agreement remain outstanding, the Company must comply with certain customary affirmative and negative covenants set forth in the Financing Agreement and related loan documents, including, without limitation, restrictions or limitations on: incurrence of further indebtedness or liens, acquisitions and other investments, breach or material default under certain material contracts, dividends, distributions and stock buy-backs, negative pledges, sales, transfers, licenses or other disposition of assets (including core intellectual property), prepayment of other indebtedness, and transactions with affiliates, in each case, subject to thresholds and exceptions set forth in the Financing Agreement and related loan documents.

The Financing Agreement provides for customary events of default triggers, including, without limitation, non-payment, breach of covenants (including the minimum cash covenant described above), material misrepresentation, cross-default to other material indebtedness of the Company or its subsidiaries (or the imposition of a material event of default fee or similar payment under a royalty monetization transaction), commencement of voluntary or involuntary bankruptcy proceedings, material judgments, change of control, invalidity of loan documents, certain ERISA events, certain regulatory events and failure to draw any portion of the Delayed Draw Term Loan 1 when funded by the Lenders. Upon an event of default, the Administrative Agent may, and at the direction of the majority Lenders shall, accelerate all outstanding obligations of the Company under the Financing Agreement and related loan documents, terminate all outstanding funding commitments and/or exercise remedies available at law or equity or under contract for secured creditors.

The Term Loans and all other obligations of the Company under the Financing Agreement and related loan documents are guaranteed by each of the Company’s current and future, direct and indirect, subsidiaries, with certain exceptions (including an exclusion for any Chinese subsidiary of the Company). The Term Loans are secured by substantially all assets of the Company and the guarantors, subject to customary exceptions.

Exclusive License and Option to Acquire Fortis Therapeutics

On May 5, 2023, the Company entered into an exclusive option agreement to acquire Fortis Therapeutics (“Fortis”) with its novel Phase 1 antibody-drug conjugate, FOR46, that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FOR46 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement, FibroGen has exclusively licensed FOR46 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FOR46 during the four-year option period. As part of the clinical development strategy, FibroGen will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody (“PET46”) for patient selection.

FibroGen will pay Fortis $5.0 million during the four-year option period in support of their continued development obligations.

If FibroGen exercises the option to acquire Fortis, it will pay Fortis $80.0 million, and thereafter, Fortis would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If FibroGen acquires Fortis, it would also be responsible to pay UCSF, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the collaboration. If FibroGen chooses not to acquire Fortis, its exclusive license to FOR46 would expire.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023 (“2022 Form 10-K”).

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

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis. Roxadustat is in clinical development for anemia of CKD, anemia associated with myelodysplastic syndromes (“MDS”), and chemotherapy-induced anemia in China.

Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis. We expect to file up to two INDs near year-end 2023: one for an antibody targeting CCR8 and the other for an antibody targeting Galectin-9.

Financial Highlights

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for per share data)
Result of Operations
Revenue	$36,161	$60,827
Operating costs and expenses	112,252	123,820
Net loss	(76,705)	(63,205)
Net loss per share - basic and diluted	$(0.81)	$(0.68)

	March 31, 2023	December 31, 2022
	(in thousands)
Balance Sheet
Cash and cash equivalents	$188,550	$155,700
Short-term and long-term investments	167,399	270,656
Accounts receivable	$17,654	$16,299

Our revenue for the three months ended March 31, 2023 included the revenue recognized related to the following:

•
$3.7 million of development revenue recognized under our collaboration agreements with our partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”);
•
$24.2 million of net product revenue from roxadustat commercial sales in China;
•
$6.0 million total milestone payments recognized under our license agreement with Eluminex Biosciences (Suzhou) Limited (“Eluminex”), including a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment; and
•
$2.1 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

As a comparison, our revenue for the three months ended March 31, 2022 included the revenue recognized related to the following:

•
$25.0 million regulatory milestone payment recognized under our collaboration agreements with our partner Astellas associated with the approval of EVRENZO® (roxadustat) in Russia. Of this amount, $22.6 million was recognized as license revenue and the remainder included as development revenue;
•
$11.0 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$18.9 million of net product revenue from roxadustat commercial sales in China; and
•
$7.6 million of drug product revenue related to API deliveries to Astellas.

Operating costs and expenses for the three months ended March 31, 2023 decreased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$13.8 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab which was largely completed in the prior year;
•
$4.7 million lower clinical trial expenses associated with Phase 3 trials for pamrevlumab and roxadustat post-approval safety studies; and
•
$3.7 million higher employee-related expenses primarily due to overall merit increase during the current year period.

For the three months ended March 31, 2023, we had a net loss of $76.7 million, or a net loss per basic and diluted share of $0.81, as compared to a net loss of $63.2 million, or a net loss per basic and diluted share of $0.68 for the same period a year ago, due to decreases in revenue, offset by decreases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $373.6 million at March 31, 2023, a decrease of $69.1 million from December 31, 2022, primarily due to the cash used in operations, partially offset by the net proceeds received under our at-the-market program, discussed under the Liquidity and Capital Resources section below.

Commercial and Development Programs

We are well positioned over the next year to report topline results from six pivotal clinical studies with two different drug candidates:

Pamrevlumab - our first-in-class antibody developed to inhibit the activity of connective tissue growth factor, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure. Our upcoming clinical trial results for pamrevlumab are:

•
LELANTOS-1, a Phase 3 study in non-ambulatory DMD - topline data expected in the second quarter of 2023;
•
ZEPHYRUS-1, a Phase 3 study in IPF – topline data expected in mid-2023;
•
LELANTOS-2, a Phase 3 study in ambulatory DMD – topline data expected in the third quarter of 2023;
•
LAPIS, a Phase 3 study in LAPC – topline data expected in in the first half of 2024; and
•
ZEPHYRUS-2, a second Phase 3 study in IPF – topline data expected in mid-2024.

Roxadustat - our commercial-stage product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production. Our upcoming clinical trial results for roxadustat are:

•
Phase 3 study in China in chemotherapy-induced anemia – topline data expected in the second quarter of 2023.

The following is an overview of our clinical and commercial programs.

Pamrevlumab: Monoclonal Antibody Targeting Connective Tissue Growth Factor

The United States (“U.S.”) Food and Drug Administration (“FDA”) has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of IPF, LAPC, and DMD (with DMD also receiving Rare Pediatric Disease designation).

Pamrevlumab for the Treatment of Idiopathic Pulmonary Fibrosis

We have now completed enrollment of both of our two Phase 3 trials of pamrevlumab in IPF patients, ZEPHYRUS-1 and ZEPHYRUS-2.

Similar to our completed Phase 2 randomized trial in 101 IPF patients (PRAISE), both of our Phase 3 ZEPHYRUS studies are double-blind, placebo-controlled trials with a primary efficacy endpoint of change in forced vital capacity (“FVC”) at 48 weeks. FVC is a lung function test measuring the volume of air exhaled by a patient.

Secondary efficacy endpoints for each study include disease progression (defined by a decline in FVC percent predicted of greater than or equal to 10% or death), acute IPF exacerbation, and quantitative changes in lung fibrosis volume from baseline.

ZEPHYRUS-1 is our first Phase 3 trial of pamrevlumab in 356 IPF patients and we expect topline data from ZEPHYRUS-1 in mid-2023.

ZEPHYRUS-2 is our second Phase 3 trial of pamrevlumab in 372 IPF patients and we expect topline data from ZEPHYRUS-2 in mid-2024.

Pamrevlumab for the Treatment of Locally Advanced Unresectable Pancreatic Cancer

LAPIS is our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab as a therapy for LAPC. We completed enrollment of 284 patients that are randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We expect topline data for the primary endpoint of overall survival in the first half of 2024.

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

Ambulatory DMD Patients

LELANTOS-2 is our double-blind, placebo-controlled Phase 3 trial evaluating pamrevlumab in DMD, in combination with systemic corticosteroids. LELANTOS-2 completed enrollment of 73 ambulatory patients aged 6-12, randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52. We expect topline data from this study in the [third] quarter of 2023.

Roxadustat for the Treatment of Anemia in Chronic Kidney Disease

Roxadustat is our commercial-stage product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

Roxadustat (爱瑞卓®️, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis.

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the first quarter of 2023, roxadustat achieved an over 50% increase in sales volume relative to the first quarter of 2022. As of February 2023, roxadustat was the top CKD anemia brand in China with approximately 35% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is the only HIF-PH inhibitor on the market in China).

Roxadustat for the Treatment of Anemia in Myelodysplastic Syndromes

We recently reported topline data from the 140 patient Phase 3 arm of MATTERHORN, our Phase 2/3 placebo-controlled, double-blind clinical trial of roxadustat for the treatment of anemia in MDS. MATTERHORN did not meet its primary efficacy endpoint. The proportion of patients who achieved red blood cell transfusion independence in the first 28 weeks was 47.5% for the roxadustat arm compared to 33.3% for the placebo arm (p=0.217). The adverse event profile of roxadustat that was observed in the preliminary safety analysis was generally consistent with previous findings. Safety will be further evaluated at study completion.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

We have completed enrollment of our active-controlled Phase 3 clinical trial in China of roxadustat in chemotherapy-induced anemia for non-myeloid malignancies. The primary efficacy endpoint is the mean change in hemoglobin level from baseline to the level averaged over Weeks 9-13. This trial has enrolled 159 subjects and we expect topline data from this study in the second quarter of 2023.

Debt Financing Agreement

On April 29, 2023, we entered into a financing agreement (the “Financing Agreement”) with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan, (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones, and (iii) an uncommitted delayed draw term loan of up to $37.5 million, to be funded at the Lenders sole discretion.

For additional details about this financing transaction, see Note 11, Subsequent Event, to the condensed consolidated financial statements.

Exclusive License and Option to Acquire Fortis Therapeutics

On May 5, 2023, we entered into an exclusive option agreement to acquire Fortis Therapeutics (“Fortis”) with its novel Phase 1 antibody-drug conjugate, FOR46, that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FOR46 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement, FibroGen has exclusively licensed FOR46 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FOR46 during the option period. As part of the clinical development strategy, we will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody (“PET46”) for patient selection.

FibroGen will pay Fortis $5.0 million during the four-year option period in support of their continued development obligations.

If we exercise the option to acquire Fortis, we will pay Fortis $80.0 million, and thereafter, Fortis would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If we acquire Fortis, we would also be responsible to pay UCSF, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the collaboration. If FibroGen chooses not to acquire Fortis, its exclusive license to FOR46 would expire.

Eluminex Agreement

In July 2021, we exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III. In April 2023, FibroGen and Eluminex entered into an Amended and Restated Exclusive License Agreement in order to add to the license rights to recombinant human collagen Type I.

During the three months ended March 31, 2023, we recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through March 31, 2023 totaled $790.1 million.

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

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $1.7 million and $7.6 million for three months ended March 31, 2023 and 2022, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $0.4 million for the three months ended March 31, 2023. There was no related drug product revenue for the three months ended March 31, 2022.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (the “AstraZeneca U.S./RoW Agreement”). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through March 31, 2023 totaled $516.2 million.

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

In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three months ended March 31, 2023 and 2022.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized related net product revenue of $24.2 million and $18.9 million for the three months ended March 31, 2023 and 2022, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through March 31, 2023 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through March 31, 2023	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Astellas Japan Agreement	$105,093	$67,500	$172,593
Astellas Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
AstraZeneca U.S./RoW Agreement	439,000	810,000	1,249,000
AstraZeneca China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
License revenue	$6,000	$22,590	$(16,590)	(73)%
Development and other revenue	3,891	11,762	(7,871)	(67)%
Product revenue, net	24,161	18,881	5,280	28%
Drug product revenue	2,109	7,594	(5,485)	(72)%
Total revenue	$36,161	$60,827	$(24,666)	(41)%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of March 31, 2023, we expect the future development services to continue through 2024. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2028, which reflects our best estimates. Other revenues consist of contract manufacturing revenue and sales of research and development material and have not been material for any of the periods presented.

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

Total revenue decreased $24.7 million, or 41% for the three months ended March 31, 2023, compared to the same period a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$22,590	$(22,590)	NM
Eluminex	6,000	—	6,000	NM
Total license revenue	$6,000	$22,590	$(16,590)	(73)%

NM = Not meaningful

License revenue decreased $16.6 million, or 73% for the three months ended March 31, 2023, compared to the same period a year ago.

License revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2022 represented the allocated revenue related to a $25.0 million regulatory milestone payment associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved.

License revenue recognized under our license agreement with Eluminex for the three months ended March 31, 2023 represented a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

Development and Other Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Development revenue:
Astellas	$1,624	$5,180	$(3,556)	(69)%
AstraZeneca	2,032	5,819	(3,787)	(65)%
Total development revenue	3,656	10,999	(7,343)	(67)%
Other revenue	235	763	(528)	(69)%
Total development and other revenue	$3,891	$11,762	$(7,871)	(67)%

Development and other revenue decreased $7.9 million, or 67% for the three months ended March 31, 2023, compared to the same period a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone payment associated with the approval in Russia during the first quarter of 2022. In addition, development revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2023 was impacted by the decrease in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three months ended March 31, 2023 was impacted by the decrease in CKD-related co-development billings in the U.S.

Other revenue recognized for the three months ended March 31, 2023 was primarily related to our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex.

Product Revenue, Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$3,060	$2,830	$230	8%
Discounts and rebates	(273)	(175)	(98)	56%
Sales returns	2	3	(1)	(33)%
Direct sales revenue, net	2,789	2,658	131	5%

Sales to Falikang:
Gross transaction price	34,249	22,726	11,523	51%
Profit share	(14,988)	(8,849)	(6,139)	69%
Net transaction price	19,261	13,877	5,384	39%
Decrease in deferred revenue	2,111	2,346	(235)	(10)%
Sales to Falikang revenue, net	21,372	16,223	5,149	32%
Total product revenue, net	$24,161	$18,881	$5,280	28%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $5.3 million, or 28% for the three months ended March 31, 2023, compared to the same period a year ago.

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

Product revenue from direct sales, net remained relatively flat for the three months ended March 31, 2023, compared to the same period a year ago. The total discounts and rebates were immaterial for each of the three months ended March 31, 2023 and 2022.

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

Sales to Falikang revenue, net increased $5.1 million, or 32% for the three months ended March 31, 2023, compared to the same periods a year ago. The gross transfer price increased $11.5 million and the calculated profit share increased $6.1 million for the three months ended March 31, 2023, compared to the same period a year ago, respectively, primarily due to the increase in sales volume during the current year period.

Periodically, we update our assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we recognized $2.1 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively, from the previously deferred revenue of the China performance obligation.

Drug Product Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Drug product revenue:
Astellas Japan Agreement	$1,732	$7,594	$(5,862)	(77)%
Astellas Europe Agreement	377	—	377	NM
Total drug product revenue:	$2,109	$7,594	$(5,485)	(72)%

NM = Not meaningful

Drug product revenue decreased $5.5 million, or 72% for the three months ended March 31, 2023, compared to the same period a year ago.

Astellas Japan Agreement

During the first quarter of 2023, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded adjustments to the drug product revenue of $1.7 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and estimated yield from the manufacture of bulk product tablets, among others.

During the first quarter of 2022, we fulfilled a shipment obligation under the terms of Astellas Japan Amendment and recognized related drug product revenue of $9.8 million in the same period. In addition, during the first quarter of 2022, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, estimated cost to convert the API to bulk product tablets, and estimated yield from the manufacture of bulk product tablets, among others.

Astellas Europe Agreement

During the first quarter of 2022, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of December 31, 2022, the related balance was $57.4 million in accrued liabilities. Further during the first quarter of 2023, we reclassified $16.6 million from the related deferred revenue to accrued liabilities. As of March 31, 2023, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $57.5 million in accounts payable and $16.4 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

In addition, we recognized royalty revenue of $0.4 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the three months ended March 31, 2023. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the three months ended March 31, 2023 and 2022.

During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the AstraZeneca Master Supply Agreement. As a result, we reclassified $11.2 million from the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of each of March 31, 2023 and December 31, 2022, the related balance in accrued liabilities was $11.2 million, representing our best estimate that this amount will be paid within the next 12 months.

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$3,491	$4,238	$(747)	(18)%
Research and development	74,486	89,018	(14,532)	(16)%
Selling, general and administrative	34,275	30,564	3,711	12%
Total operating costs and expenses	$112,252	$123,820	$(11,568)	(9)%

Total operating costs and expenses increased $11.6 million, or 9% for the three months ended March 31, 2023, compared to the same period a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold decreased $0.7 million, or 18% for the three months ended March 31, 2023, compared to the same period a year ago.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $3.2 million for the three months ended March 31, 2023, as compared to $2.6 million to the same period a year ago, an increase of $0.6 million, or 21%, resulting from the increase in the sales volume, partially offset by improved unit cost efficiency due to higher production volume.

Cost of goods sold in the U.S., associated with costs of the roxadustat API or bulk drug product delivered to Astellas and AstraZeneca, was immaterial for the three months ended March 31, 2023 and 2022. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Cost of goods sold also included manufacturing costs related to our contract manufacturing revenue from Eluminex, which was immaterial for the three months ended March 31, 2023 and 2022.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022:

	Phase of	Three Months Ended March 31,
Product Candidate	Development	2023	2022
		(in thousands)
Pamrevlumab	Phase 2/3	$40,865	$61,013
Roxadustat	Phase 3	7,706	16,530
Other research and development expenses		25,915	11,475
Total research and development expenses		$74,486	$89,018

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $14.5 million, or 16% for the three months ended March 31, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $13.8 million in drug development expenses associated with drug substance and drug product manufacturing activities primarily related to pamrevlumab, which incurred significant activities in the prior year period;
•
Decrease of $4.7 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab and CKD studies for roxadustat reaching to their completion; and
•
Increase of $2.1 million in employee-related costs primarily due to overall merit increase during the current year period.

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

SG&A expenses increased $3.7 million, or 12% for the three months ended March 31, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Increase of $1.6 million in employee-related costs primarily due to overall merit increase during the current year period; and
•
Increase of $1.6 million in legal expenses primarily due to corporate legal activities.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,372)	$(97)	$(2,275)	2,345%
Interest income and other income (expenses), net	1,036	(322)	1,358	422%
Total interest and other, net	$(1,336)	$(419)	$(917)	(219)%

Interest Expense

Interest expense includes interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense for the three months ended March 31, 2023 represented the interest related to sale of future revenues under the Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”). See Note 6, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details. Interest expense was immaterial for the three months ended March 31, 2022.

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

Interest income and other income (expenses), net improved $1.4 million, or 422% for the three months ended March 31, 2023, compared to the same period a year ago, primarily due to higher interest income from our investments with higher interest rate during the current year period.

Income Taxes

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Loss before income taxes	$(77,427)	$(63,412)
Provision for income taxes	74	113
Effective tax rate	(0.1)%	(0.2)%

Provisions for income taxes for the three months ended March 31, 2023 and 2022 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the three months ended March 31, 2023 and 2022. See Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

On November 4, 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 6, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

On February 27, 2023, we entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $200.0 million (the “ATM Program”). Under the ATM Program, we sold 1,541,579 shares of our common stock and received net proceeds of approximately $30.8 million during the three months ended March 31, 2023, See Note 7, At-the-Market Program, to the condensed consolidated financial statements for details.

As of March 31, 2023, we had cash and cash equivalents of $188.6 million, compared to $155.7 million as of December 31, 2022. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of March 31, 2023, we had short-term investments of $167.4 million, compared to short-term investments of $266.3 million and long-term investments of $4.3 million as of December 31, 2022. As of March 31, 2023, a total of $98.9 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $77.6 million held in China, to be used primarily for our China operations.

On April 29, 2023, we entered into a financing agreement (the “Financing Agreement”) with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan, (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones and, (iii) an uncommitted delayed draw term loan of up to $37.5 million, to be funded at the Lenders sole discretion. For additional details about this financing transaction, see Note 11, Subsequent Event, to the condensed consolidated financial statements.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(101,591)	$(8,476)
Investing activities	103,482	25,935
Financing activities	31,485	(2,893)
Effect of exchange rate changes on cash and cash equivalents	(526)	107
Net increase in cash and cash equivalents	$32,850	$14,673

Operating Activities

Net cash used in operating activities was $101.6 million for the three months ended March 31, 2023 and consisted primarily of net loss of $76.7 million adjusted for non-operating cash items of $21.1 million, and a net decrease in operating assets and liabilities of $46.0 million. The significant non-operating cash items included stock-based compensation expense of $16.1 million, depreciation expense of $2.5 million and non-cash interest expense related to sale of future revenues of $2.2 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $66.3 million, primarily related to the movements related to API and bulk drug product price true-up, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, including scheduling for payment of $57.4 million previously accrued balance and therefore moved it to accounts payable as of March 31, 2023. See the Drug Product Revenue section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. The accrued and other liabilities were also impacted by the timing of invoicing and payment;

•
Deferred revenue decreased $18.9 million, primarily related to the reclassification of $16.6 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year period. See the Drug Product Revenue section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.
•
Inventories increased $1.9 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes;
•
Accounts payable increased $40.5 million, primarily driven by the above-mentioned scheduling for payment of $57.4 million previously accrued balance related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, as well as the timing of invoicing and payments.

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2022 and consisted primarily of net loss of $63.2 million adjusted for non-operating cash items of $20.4 million, offset by a net increase in operating assets and liabilities of $34.4 million. The significant non-operating cash items included stock-based compensation expense of $17.2 million, and depreciation expense of $2.5 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities increased $66.0 million, primarily related to the total of 60.8 million for API and bulk drug product price true-up as of March 31, 2022, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the Master Supply Agreement. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Prepaid expenses and other current assets decreased $11.4 million, primarily due to the collection of $8.0 million from Eluminex for upfront license payment during the quarter, and less prepayments made for roxadustat API manufacturing activities;
•
Accounts payable increased $10.2 million, primarily driven by the timing of invoicing and payments;
•
Accounts receivable increased $26.5 million, primarily due to the $25.0 million regulatory milestone payment receivable from Astellas under the Europe Agreement associated with the approval in Russia as of March 31, 2022;
•
Deferred revenue decreased $13.0 million, primarily related to the above-mentioned reclassification to accrued liabilities, resulting from changes in estimated variable consideration associated with the API or bulk drug product deliveries fulfilled with Astellas and AstraZeneca; and
•
Inventories increased $12.0 million, driven by the increased inventory level primarily related to pre-launch inventory cost capitalized for the U.S. entity, and FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, purchase of acquired in-process research and development asset and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $103.5 million for the three months ended March 31, 2023 and consisted primarily of $104.8 million of proceeds from maturities of investments and $1.7 million of proceeds from sales of available-for-sale securities, partially offset by $2.5 million of cash used in purchases of available-for-sale securities.

Net cash used in investing activities was $25.9 million for the three months ended March 31, 2022 and consisted primarily of $76.1 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $35.0 million of cash paid for the acquired in-process research and development asset, and $20.9 million of cash used in purchases of available-for-sale securities.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liabilities and obligations.

Net cash provided by financing activities was $31.5 million for the three months ended March 31, 2023 and consisted primarily of $30.8 million net proceeds received under the ATM Program. See Note 7, At-the-Market Program, to the condensed consolidated financial statements for details.

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

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, together with the financing amount under the RIFA received in November 2022 and the net proceeds received under our ATM program, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. However, we may need additional capital thereafter and our liquidity assumptions could turn out to be wrong, or may change over time, and we could utilize our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

As of March 31, 2023, we had $86.8 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $13.5 million expected to be paid within the next 12 months.

As of March 31, 2023, we had outstanding total non-cancelable purchase obligations of $51.9 million, including $22.4 million for manufacture and supply of pamrevlumab, $4.1 million for manufacture and supply of roxadustat, and $25.4 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $28.9 million expected to be paid within the next 12 months.

Under the RIFA with NovaQuest, as of March 31, 2023, we had $51.6 million of liability related to sale of future revenues on the consolidated balance sheets, $3.2 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 6, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of March 31, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2023 compared with the disclosures in Part II, Item 7 of our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2023, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, we completed the implementation of an enterprise resource planning (“ERP”) system, with which we expect to improve the efficiency of certain financial and transactional processes. As a result, we have updated the design and documentation of internal controls, processes and procedures which occurred following the ERP implementation to ensure we continue to maintain effective internal control over financial reporting.

Except as described in the previous paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of March 31, 2023, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023 (“2022 Form 10-K”).

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

Third parties have challenged and may again challenge our patents and patent applications. For example, various challenges against our hypoxia-inducible factor anemia-related technologies patent portfolio are ongoing in several territories, including Europe, the United Kingdom, and Japan. Regardless of final outcome, the potential narrowing or revocation of any of the hypoxia-inducible factor anemia-related technology patents does not affect our exclusivity for roxadustat or our freedom-to-operate with respect to use of roxadustat for the treatment of anemia in these or other territories.

Oppositions were filed against European Patent Nos. 2872488 (the “`488 Patent”) and 3470397 (the “`397 Patent”), which claims relate to a crystalline form of roxadustat, and against European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat. Similar challenges have been filed in China against patents which claim a crystalline form of roxadustat. Final resolution of such proceedings will take time, and we cannot be assured that these patents will ultimately survive as originally granted or at all.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal information, business data, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), the Health Insurance Portability and Accountability Act, and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data, including health-related information. For example, under the EU GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data. We also target customers in Asia and have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have restricted the transfer of personal data to the U.S. and other countries whose data privacy and security laws they believe are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activities groups.

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

Efforts required to remediate an ineffective system of control over financial reporting may place a significant burden on management and add increased pressure on our financial resources and processes. Moreover, we implemented an enterprise resource planning (“ERP”) system in the first quarter of 2023, which replaced our existing operating and financial systems, to improve the efficiency of certain financial and transactional processes. However, there is an increased risk that changing controls may be ineffective during the implementation and this ERP system may place additional burden on employees to learn and adapt our processes to effectively operate under the ERP system. If the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted. If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting and subsequently our liquidity and our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

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

The China-operations portion of our audit is conducted by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm headquartered in China.*

The majority of audit work incurred for the audit report included in the 2022 Form 10-K was performed by the U.S.-based independent registered public accounting firm we have retained, PricewaterhouseCoopers LLP, which is headquartered in the U.S. and was not identified in the report issued by the PCAOB on December 16, 2021.

However, we estimate that between 30% and 40% of the total audit hours for our December 31, 2022 audit were provided by PricewaterhouseCoopers Zhong Tian LLP.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law. The HFCAA requires that the SEC identify issuers that retain an auditor that has a branch or office that is located in a foreign jurisdiction and that the PCAOB determines it is unable to inspect or investigate completely because of a position taken by an authority in that foreign jurisdiction. Among other things, the HFCAA requires the SEC to prohibit the securities of any issuer from being traded on any of the U.S. national securities exchanges, such as The Nasdaq Global Select Market, or on the U.S. “over-the-counter” markets, if the auditor of the issuer’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law became effective. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”) signed into law as part of a package of bills reduced the number of consecutive non-inspection years required for triggering the listing and trading prohibitions under the HFCA Act from three years to two years.

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

Inspections of auditors conducted by the PCAOB in territories outside of China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. In the future, should PCAOB encounter any impediment to continue conducting an inspection of audit work undertaken in China, including by PricewaterhouseCoopers Zhong Tian LLP, it could prevent the PCAOB from evaluating the effectiveness of such audits and such auditors’ quality control procedures. As a result, investors could be deprived of the potential benefits of such PCAOB inspections for this portion of our audit, which could cause investors and potential investors in our common stock to lose confidence in the audit procedures conducted by our U.S. auditor’s China-based subsidiary, which may negatively impact investor sentiment towards us or our China operations, which in turn could adversely affect the market price of our common stock.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2023, approximately $77.6 million of our cash and cash equivalents is held in China.

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

During the pandemic, we have seen impacts from COVID-19 on various parts of our operations and at varying degrees. There is a risk that our sales, manufacturing, clinical trials or operations could be further affected by additional or continued COVID-19 outbreaks or lockdowns.

We believe we have sufficient stock of roxadustat and pamrevlumab supplies for our near-term expected commercial and clinical requirements. However, we only have a limited stockpile of these products, and therefore, further outbreaks of COVID-19, lockdowns, disruptions in shipping, or product expiration due to slowed clinical trials, could create supply shortages in our global supply chains. COVID-19 has also created increased demand for the limited global biologics manufacturing capacity, and for manufacturing supplies, including vials, reagents, supplements and media. Any such supply disruptions could adversely impact our clinical development and ability to generate revenues from our approved products and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Due to these and potentially additional business disruptions, there may be delays to any of our business areas including those outlined above, as well as in regulatory, distribution, warehousing and other development, commercialization and launch efforts. In addition, health risks and remote work could affect the productivity of our workforce. The full extent of these potential effects is unknown, but any of which could have a material impact on our business, operating results, and financial condition.

To the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in CKD, MDS, and chemotherapy-induced anemia, and pamrevlumab for IPF, pancreatic cancer, and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2022, 2021 and 2020 were $293.7 million, $290.0 million and $189.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $1.6 billion. As of March 31, 2023, we had capital resources consisting of cash, cash equivalents and short-term investments of $355.9 million. In addition, as of March 31, 2023, we had $17.7 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any of our product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all or that we will be able to satisfy the performance, financial and other obligations in connection with any such financing. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. We could also be required to seek funds through additional collaborations, partnerships, licensing arrangements with third parties or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to intellectual property, future revenue streams, research programs, product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. For example, in 2022 we entered into a Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) and in 2023 we entered into a debt financing agreement with investment funds managed by Morgan Stanley Tactical Value, each of which impose certain performance and financial obligations on our business. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations or activities that may be necessary to commercialize our product candidates.

Our non-dilutive transactions with Morgan Stanley Tactical Value and NovaQuest could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, and contain various covenants and other provisions, which, if violated, could result in the acceleration of payments due in connection with such transaction or the foreclosure on security interest.*

On November 4, 2022, we entered into a $50 million RIFA financing with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

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

On April 29, 2023, we entered into a financing agreement (“Financing Agreement”) for up to $150 million with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent.

Our Financing Agreement with Morgan Stanley Tactical Value requires us to maintain a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the United States and, while any portion of the term loans or any other obligations under the Financing Agreement remain outstanding, we must comply with certain customary affirmative and negative covenants set forth in the Financing Agreement and related loan documents. The Financing Agreement also provides for customary events of default triggers. Upon an event of default, the administrative agent under the Financing Agreement may, and at the direction of the majority lenders shall, accelerate all of our outstanding obligations under the Financing Agreement and related loan documents, terminate all outstanding funding commitments and/or exercise remedies available at law or equity or under contract for secured creditors. The term loans are secured by substantially all of our and our non-Chinese subsidiaries’ assets, subject to customary exceptions.

For additional details about these financing transactions, see Note 6, Liability Related to Sale of Future Revenues and Note 11, Subsequent Event, to the condensed consolidated financial statements.

Our obligations under these financing transactions could have significant negative consequences for our shareholders, and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional non-dilutive financing or enter into collaboration or partnership agreements of a certain size;
•
requiring the dedication of a portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to comply with the above covenants may be affected by events beyond our control, and future breaches of any of the covenants could result in a default under the RIFA, the Financing Agreement, or any future financing agreements. If not waived, future defaults could cause all of the outstanding indebtedness under either financing transaction to become immediately due and payable and NovaQuest or Morgan Stanley Tactical Value could seek to enforce their security interest in assets that secure such indebtedness.

To the extent we incur additional debt, the risks described above could increase. A default in one of such agreements could trigger a default in the other. Any of the above risks would negatively impact our ability to operate our business and obtain additional debt or equity financing on favorable terms.

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

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, see Note 10, Commitments and Contingencies, to the condensed consolidated financial statements.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we and the third parties upon which we rely process confidential, proprietary, and sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, proprietary, and sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential, proprietary, and sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); delays in our development or other business plans; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, see Note 10, Commitments and Contingencies, to the condensed consolidated financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1	Amended and Restated Equity Distribution Agreement by and between FibroGen, Inc. and Goldman Sachs & Co. LLC and BofA Securities, Inc., dated February 27, 2023.	10-K	001-36740	10.44	02/27/2023

10.2*†	Amendment No. 1 to Commercial Supply Agreement (Roxadustat) by and between FibroGen, Inc. and its Affiliates and Catalent Pharma Solutions, LLC dated as of January 1, 2023.	—	—	—	—

10.3*+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	—	—	—	—

10.4*+	Form of Executive Officer Change in Control and Severance Agreement.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

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

FibroGen, Inc.

Date: May 8, 2023	By:	/s/ Enrique Conterno
Enrique Conterno
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)