Form 10-Q
period 2023-06-30
FIBROGEN INC
filed 2023-08-07
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock outstanding as of July 31, 2023 was 98,210,168.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$152,585	$155,700
Short-term investments	183,131	266,308
Accounts receivable, net ($19,951 and $12,088 from related parties)	25,599	16,299
Inventories	41,179	40,436
Prepaid expenses and other current assets	8,863	14,083
Total current assets	411,357	492,826
Restricted time deposits	2,072	2,072
Long-term investments	—	4,348
Property and equipment, net	16,829	20,605
Equity method investment in unconsolidated variable interest entity	6,112	5,061
Operating lease right-of-use assets	74,404	79,893
Other assets	4,353	5,282
Total assets	$515,127	$610,087

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable ($4,578 and $0 to a related party)	$12,802	$30,758
Accrued and other current liabilities ($25,229 and $63,886 to a related party)	162,769	219,773
Deferred revenue ($3,485 and $9,259 to related parties)	7,490	12,739
Operating lease liabilities, current	11,011	10,292
Total current liabilities	194,072	273,562
Product development obligations	17,365	16,917
Deferred revenue, net of current ($12,015 and $31,044 to a related party)	165,416	185,722
Operating lease liabilities, non-current	73,813	79,593
Senior secured term loan facilities, non-current	71,408	—
Liability related to sale of future revenues, non-current	48,399	49,333
Other long-term liabilities ($577 and $0 to a related party)	4,961	6,440
Total liabilities	575,434	611,567

Commitments and Contingencies (Note 12)

Redeemable non-controlling interests	21,480	—
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2023 and December 31, 2022; 98,204 and 94,166 shares issued and outstanding at June 30, 2023 and December 31, 2022	982	942
Additional paid-in capital	1,625,067	1,541,019
Accumulated other comprehensive loss	(6,250)	(5,720)
Accumulated deficit	(1,722,073)	(1,557,688)
Total stockholders’ deficit attributable to FibroGen	(102,274)	(21,447)
Nonredeemable non-controlling interests	20,487	19,967
Total deficit	(81,787)	(1,480)
Total liabilities, redeemable non-controlling interests and deficit	$515,127	$610,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
License revenue (includes $0, $0, $0 and $22,590 from a related party)	$1,000	$—	$7,000	$22,590
Development and other revenue (includes $1,839, $1,825, $3,463, and $7,005 from a related party)	5,158	5,457	9,050	17,219
Product revenue, net (includes $20,512, $19,737, $41,884 and $35,959 from a related party)	23,889	23,256	48,049	42,137
Drug product revenue, net (from a related party)	14,272	1,093	16,381	8,687
Total revenue	44,319	29,806	80,480	90,633

Operating costs and expenses:
Cost of goods sold	5,708	6,809	9,199	11,048
Research and development	95,478	70,963	169,964	159,981
Selling, general and administrative	31,181	30,258	65,455	60,820
Total operating costs and expenses	132,367	108,030	244,618	231,849
Loss from operations	(88,048)	(78,224)	(164,138)	(141,216)

Interest and other, net
Interest expense	(3,069)	(141)	(5,441)	(238)
Interest income and other income (expenses), net	2,652	5,199	3,687	4,876
Total interest and other, net	(417)	5,058	(1,754)	4,638

Loss before income taxes	(88,465)	(73,166)	(165,892)	(136,578)
Provision for (benefit from) income taxes	(235)	23	(161)	136
Investment income in unconsolidated variable interest entity	550	565	1,346	885
Net loss	$(87,680)	$(72,624)	$(164,385)	$(135,829)

Net loss per share - basic and diluted	$(0.90)	$(0.78)	$(1.71)	$(1.46)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	97,729	93,475	96,218	93,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(87,680)	$(72,624)	$(164,385)	$(135,829)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,337)	159	(2,585)	408
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	657	(584)	2,055	(3,175)
Other comprehensive gain (loss), net of taxes	(1,680)	(425)	(530)	(2,767)
Comprehensive loss	(89,360)	(73,049)	(164,915)	(138,596)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity (Deficit)	Interests
								(Note 3)
Balance at March 31, 2023	96,623,309	$966	$1,589,145	$(4,570)	$(1,634,393)	$19,967	$(28,885)	$—
Net loss	—	—	—	—	(87,680)	—	(87,680)	—
Consolidation of Fortis (Note 3)						520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	657	—	—	657	—
Foreign currency translation adjustments	—	—	—	(2,337)	—	—	(2,337)	—
Issuance of common stock under ATM Program	930,511	9	17,267	—	—	—	17,276	—
Shares issued from stock plans	650,423	7	2,772	—	—	—	2,779	—
Stock-based compensation	—	—	15,883	—	—	—	15,883	—
Balance at June 30, 2023	98,204,243	$982	$1,625,067	$(6,250)	$(1,722,073)	$20,487	$(81,787)	$21,480

Balance at March 31, 2022	93,288,584	$933	$1,490,859	$(6,505)	$(1,327,239)	$19,967	$178,015	$—
Net loss	—	—	—	—	(72,624)	—	(72,624)	—
Change in unrealized gain or loss on investments	—	—	—	(584)	—	—	(584)	—
Foreign currency translation adjustments	—	—	—	159	—	—	159	—
Shares issued from stock plans, net of payroll taxes paid	444,450	4	2,119	—	—	—	2,123	—
Stock-based compensation	—	—	16,658	—	—	—	16,658	—
Balance at June 30, 2022	93,733,034	$937	$1,509,636	$(6,930)	$(1,399,863)	$19,967	$123,747	$—

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity (Deficit)	Interests
								(Note 3)
Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(164,385)	—	(164,385)	—
Consolidation of Fortis (Note 3)						520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	2,055	—	—	2,055	—
Foreign currency translation adjustments	—	—	—	(2,585)	—	—	(2,585)	—
Issuance of common stock under ATM Program	2,472,090	24	48,383	—	—	—	48,407
Shares issued from stock plans, net of payroll taxes paid	1,566,067	16	3,670	—	—	—	3,686	—
Stock-based compensation	—	—	31,995	—	—	—	31,995	—
Balance at June 30, 2023	98,204,243	$982	$1,625,067	$(6,250)	$(1,722,073)	$20,487	$(81,787)	$21,480

Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113	$—
Net loss	—	—	—	—	(135,829)	—	(135,829)	—
Change in unrealized gain or loss on investments	—	—	—	(3,175)	—	—	(3,175)	—
Foreign currency translation adjustments	—	—	—	408	—	—	408	—
Shares issued from stock plans, net of payroll taxes paid	852,501	8	(588)	—	—	—	(580)	—
Stock-based compensation	—	—	33,810	—	—	—	33,810	—
Balance at June 30, 2022	93,733,034	$937	$1,509,636	$(6,930)	$(1,399,863)	$19,967	$123,747	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(164,385)	$(135,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,020	4,966
Amortization of finance lease right-of-use assets	657	269
Net accretion of premium and discount on investments	(1,815)	1,512
Investment income in unconsolidated variable interest entity	(1,346)	(885)
Loss (gain) on disposal of property and equipment	1	(1)
Stock-based compensation	31,995	33,810
Acquired in-process research and development expenses	24,636	—
Non-cash interest expense related to sale of future revenues	3,577	—
Impairment of investment	1,000	—
Realized loss on sales of available-for-sale securities	271	5
Changes in operating assets and liabilities:
Accounts receivable, net	(10,007)	(16,200)
Inventories	(1,951)	(10,858)
Prepaid expenses and other current assets	4,199	11,596
Operating lease right-of-use assets	5,296	6,256
Other assets	99	1,487
Accounts payable	(20,784)	4,192
Accrued and other liabilities	(57,016)	61,005
Operating lease liabilities, current	787	108
Deferred revenue	(25,555)	9,651
Accrued interest for finance lease liabilities	68	14
Operating lease liabilities, non-current	(5,666)	(5,574)
Other long-term liabilities	(1,243)	(7,064)
Net cash used in operating activities	(212,162)	(41,540)

Investing activities
Purchases of property and equipment	(1,584)	(2,543)
Payment made for acquired in-process research and development asset	—	(35,000)
Proceeds from sale of property and equipment	—	6
Purchases of available-for-sale securities	(104,543)	(59,123)
Cash acquired from consolidation of Fortis	656	—
Proceeds from sales of available-for-sale securities	1,730	7,382
Proceeds from maturities of investments	192,938	132,518
Net cash provided by investing activities	89,197	43,240

Financing activities
Proceeds from senior secured term loan facilities, net of issuance costs	74,078	—
Cash paid for transaction costs for senior secured term loan facilities	(2,746)	—
Repayments of finance lease liabilities	(207)	(23)
Repayments of lease obligations	(201)	(201)
Cash paid for payroll taxes on restricted stock unit releases	—	(3,361)
Proceeds from issuance of common stock under ATM Program, net of commissions	48,407	—
Proceeds from issuance of common stock under employee stock plans	3,686	2,779
Net cash provided by (used in) financing activities	123,017	(806)
Effect of exchange rate change on cash and cash equivalents	(3,167)	(4,359)
Net decrease in cash and cash equivalents	(3,115)	(3,465)
Total cash and cash equivalents at beginning of period	155,700	171,223
Total cash and cash equivalents at end of period	$152,585	$167,758

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

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of locally advanced unresectable pancreatic cancer, and ambulatory Duchenne muscular dystrophy. Pamrevlumab is also in Phase 2/3 development for the treatment of metastatic pancreatic cancer. To date, the Company has retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease for patients who are on dialysis and not on dialysis. Roxadustat is in clinical development for chemotherapy-induced anemia in China.

The Company has a pipeline of late-stage clinical programs as well as preclinical drug candidates at various stages of development that include both small molecules and biologics. FibroGen’s goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of FibroGen, its wholly-owned subsidiaries and its majority-owned subsidiaries, as well as any variable interest entity (“VIE”) for which FibroGen is the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation. For any VIE for which FibroGen is not the primary beneficiary, the Company uses the equity method of accounting.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the 2022 Form 10-K, except for the updates to the following:

Asset Acquisition

The Company evaluates acquisitions of entities or assets to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this screen criteria is met, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs.

In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to research and development expense at the acquisition date. The Company recognizes assets acquired and liabilities assumed in asset acquisitions, including contingent assets and liabilities, and non-controlling interests (“NCI”) in the acquired assets at their estimated fair values as of the date of acquisition.

An NCI represents the non-affiliated equity interest in the underlying entity or asset. The Company presents redeemable NCI in its consolidated statements of changes in equity within mezzanine equity. Nonredeemable NCI and redeemable NCI are initially recorded at their fair values. Subsequently, net loss in the underlying entity or asset is only allocated to nonredeemable NCI. Net income in the underlying entity or asset is allocated to nonredeemable NCI and redeemable NCI based on their respective stated rights.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the three and six months ended June 30, 2023 and 2022. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock options	9,701	10,164	8,857	9,837
RSUs, PRSUs and TSR awards	3,084	3,364	3,078	2,893
ESPP	747	645	554	559
	13,532	14,173	12,489	13,289

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

The aggregate amount of consideration received through June 30, 2023 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2023	2022	2023	2022
Astellas Japan Agreement	Development revenue	$33	$79	$128	$111

The transaction price related to consideration received through June 30, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement (in thousands):

Astellas Japan Agreement	Total Consideration Through June 30, 2023
License	$100,347
Development revenue	17,010
Total license and development revenue	$117,357

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2023 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

In 2018, FibroGen and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through June 30, 2023 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2023	2022	2023	2022
Astellas Europe Agreement	License revenue	$—	$—	$—	$22,590
	Development revenue	$1,806	$1,746	$3,335	$6,894

The transaction price related to consideration received through June 30, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement as follows (in thousands):

Astellas Europe Agreement	Total Consideration Through June 30, 2023
License	$618,975
Development revenue	283,600
Total license and development revenue	$902,575

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended June 30, 2023 under the Astellas Europe Agreement. The remainder of the transaction price related to the Astellas Europe Agreement includes $2.7 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

Under the Astellas Europe Agreement, Astellas has an option to purchase roxadustat bulk drug product in support of commercial supplies. During the first quarter of 2021, the Company entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement (“Astellas EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

The aggregate amount of consideration received under the AstraZeneca U.S./RoW Agreement through June 30, 2023 totaled $439.0 million, excluding drug product revenue that is discussed separately below. Based on its current development plans for roxadustat in the U.S., the Company does not expect to receive most or all of the additional potential milestones under the AstraZeneca U.S./RoW Agreement.

In 2020, the Company entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

The aggregate amount of such consideration received for milestone and upfront payments through June 30, 2023 totaled $77.2 million.

AstraZeneca China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (Hong Kong) Limited and AstraZeneca entered into an amendment to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transfer price, which is adjusted for the estimated profit share.

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2023	2022	2023	2022
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Development revenue	$2,273	$3,352	$4,305	$9,171

The transaction price related to consideration received through June 30, 2023 and accounts receivable has been allocated to each of the following performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, along with any associated deferred revenue as follows (in thousands):

AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Cumulative Revenue Through June 30, 2023	Deferred Revenue at June 30, 2023		Total Consideration Through June 30, 2023
License	$341,844	$—		$341,844
Co-development, information sharing & committee services	619,943	—		619,943
China performance obligation *	148,618	178,219		326,837
Total license and development revenue	$1,110,405	$178,219	**	$1,288,624

* China performance obligation revenue is recognized as product revenue, as described under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of June 30, 2023, deferred revenue included $157.4 million related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, which represents the net of $178.2 million of deferred revenue presented above and a $20.8 million unbilled co-development revenue under the AstraZeneca China Amendment.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2023 under the AstraZeneca U.S./RoW Agreement. The remainder of the transaction price related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement includes $4.9 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang, and is expected to continue through 2028, which reflects our best estimates.

The net product revenue from the sales to Falikang and the net product revenue from direct sales distributors in China are described under Product Revenue, Net section below.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct Sales:
Gross revenue	$3,607	$3,533	$6,667	$6,362
Discounts and rebates	(229)	(13)	(503)	(187)
Sales returns	(1)	(1)	1	3
Direct sales revenue, net	3,377	3,519	6,165	6,178

Sales to Falikang:
Gross transaction price	42,153	28,281	76,402	51,007
Profit share	(18,312)	(10,065)	(33,300)	(18,914)
Net transaction price	23,841	18,216	43,102	32,093
Decrease (increase) in deferred revenue	(3,329)	1,521	(1,218)	3,866
Sales to Falikang revenue, net	20,512	19,737	41,884	35,959
Total product revenue, net	$23,889	$23,256	$48,049	$42,137

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet and were immaterial as of June 30, 2023 and December 31, 2022, respectively. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales were immaterial as of June 30, 2023 and December 31, 2022, respectively.

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

Periodically, the Company updates its assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company deferred $3.3 million and $1.2 million from the revenue of the China performance obligation during the three and six months ended June 30, 2023, respectively. The product revenue recognized for the three and six months ended June 30, 2023 included a decrease in revenue of $4.7 million resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied in previous periods.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Currency Translation and Other	Balance at June 30, 2023
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(175,646)	$(46,428)	$41,884	$1,971	$(178,219)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of June 30, 2023, approximately $24.8 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $2.5 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Astellas Japan Agreement	$13,809	$17	$15,541	$7,611
Astellas Europe Agreement	463	1,076	840	1,076
Drug product revenue, net	$14,272	$1,093	$16,381	$8,687

Astellas Japan Agreement

During the three months ended June 30, 2023, the Company fulfilled two shipment obligations under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $14.4 million in the same period. In addition, the Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $0.6 million for the three months ended June 30, 2023. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

For the three months ended March 31, 2023, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded an adjustment to the drug product revenue of $1.7 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and estimated yield from the manufacture of bulk product tablets, among others.

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

As of June 30, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $4.6 million in accounts payable, $1.4 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

The Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in the prior years, and recognized the related fully burdened manufacturing costs as drug product revenue in the respective periods and recorded the constrained transaction price in deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. The Company updates its estimate of variable consideration related to the bulk drug product transferred in prior years at each balance sheet date.

During 2022, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, the Company reclassified the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of December 31, 2022, the related balance was $57.4 million in accrued liabilities, which was paid to Astellas during the second quarter of 2023. Further for the six months ended June 30, 2023, the Company reclassified $24.0 million from the related deferred revenue to accrued liabilities. As of June 30, 2023, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $23.8 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $0.5 million and $0.8 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three and six months ended June 30, 2023, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at June 30, 2023
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(40,303)	$—	$840	$23,963	$(15,500)

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the periods presented.

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities during the year ended December 31, 2022, which remained unchanged as of June 30, 2023 and December 31, 2022, representing the Company’s best estimate that this amount will be paid within the next 12 months.

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

In April 2023, FibroGen and Eluminex entered into an Amended and Restated Exclusive License Agreement (“A&R Eluminex Agreement”) in order to add to the license rights to recombinant human collagen Type I (in addition to the rights to collagen Type III that were already licensed). The A&R Eluminex Agreement included additional total upfront payments of $1.5 million.

During the three months ended June 30, 2023, the Company recognized a $1.0 million upfront payment under the A&R Eluminex Agreement. During the three months ended March 31, 2023, the Company recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment.

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

Amounts recognized as revenue under the Eluminex were as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2023	2022	2023	2022
Eluminex	License revenue	$1,000	$—	$7,000	$—
	Other revenue - contract manufacturing	$246	$280	$482	$1,042

3. Exclusive License and Option to Acquire Fortis Therapeutics

On May 5, 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics (“Fortis”) with its novel Phase 1 antibody-drug conjugate, FOR46 (now referred to as “FG-3246”), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the up-to four-year option period. As part of the clinical development strategy, FibroGen will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection.

Pursuant to the guidance under Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date, and continues to consolidate as of June 30, 2023. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable IPR&D asset.

The fair value of the consideration transferred was zero. If FibroGen exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If FibroGen acquires Fortis, it would also be responsible to pay UCSF, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and UCSF. If FibroGen chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

Additionally, the Company is obligated to make four quarterly payments totaling $5.0 million to Fortis in support of its continued development obligations. The Company determined that these payments should not be included in the purchase consideration, as those payments are payable to Fortis rather than to its shareholders.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and June 30, 2023, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The NCI attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shares holders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

The following table represents the allocation of purchase consideration based on estimated fair values of the acquired assets (in thousands):

Estimated Fair Value as of the Option Acquisition Date
Purchase consideration	$—

Assets
Cash and cash equivalents	656
Prepaid expenses and other current assets	82
IPR&D assets	24,400
Total assets	25,138

Liabilities
Accounts payable	2,671
Accrued and other current liabilities	703
Total liabilities	3,374

Redeemable non-controlling interests	21,480
Nonredeemable non-controlling interests	520

Net identifiable assets, liabilities and non-controlling interests	$(236)

Loss on asset acquisition	$(236)

The Company used a third party valuation specialist to determine the fair value of the IPR&D assets using a risk-adjusted net present value discounted cash flow model (the “rNPV”) with the following key assumptions: (i) estimated cash flow forecasts of peak sales, sales penetration, remaining IPR&D related product development costs, and other related general and administrative costs; (ii) probabilities of technical success of future underlying Phase II and Phase III clinical trials and ensuing probability of regulatory approval related to the IPR&D assets; and (iii) estimate of a risk-adjusted discount rate of 16.5%. The acquired IPR&D assets were determined to have no alternative future use. Accordingly, the Company expensed fair value of the acquired IPR&D assets of $24.4 million as research and development expense in the condensed consolidated statements of operations for the three months ended June 30, 2023.

The fair value of Fortis (enterprise value) and the fair value of nonredeemable NCI and redeemable NCI were determined based on the above-mentioned option exercise payment of $80.0 million and contingent payments up to $200.0 million, weighted with probability and expected timing of the underlying events consistent with the assumptions under the rNPV, and discounted by the Company’s estimated market level cost of debt.

As of June 30, 2023, total assets and liabilities of Fortis were immaterial. For the period from the Option Acquisition Date to June 30, 2023, Fortis’ net income (losses) was immaterial.

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

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2022	Share of Net Income	Currency Translation	Balance at June 30, 2023
Falikang	51.1%	$5,061	$1,346	$(295)	$6,112

Falikang is considered a related party to the Company. See Note 11, Related Party Transactions, for related disclosures.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$31,150	$—	$—	$31,150
Corporate bonds	—	22,246	—	22,246
Commercial paper	—	126,313	—	126,313
U.S. government bonds	58,457	—	—	58,457
Agency bonds	—	13,330	—	13,330
Asset-backed securities	—	2,493	—	2,493
Total	$89,607	$164,382	$—	$253,989

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$19,881	$—	$—	$19,881
Corporate bonds	—	82,008	—	82,008
Commercial paper	—	57,381	—	57,381
U.S. government bonds	98,972	12,373	—	111,345
Agency bonds	—	11,468	—	11,468
Asset-backed securities	—	2,474	—	2,474
Foreign government bonds	—	4,980	—	4,980
Convertible promissory note	—	—	1,000	1,000
Total	$118,853	$170,684	$1,000	$290,537

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data, and other observable inputs. There were no transfers of assets between levels during the three months ended June 30, 2023. During the three months ended March 31, 2023, a total of $7.0 million of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$81,727	$135,819
Commercial paper	39,708	—
Money market funds	31,150	19,881
Total cash and cash equivalents	$152,585	$155,700

At June 30, 2023 and December 31, 2022, a total of $79.7 million and $92.5 million of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations, respectively.

Investments

The Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$22,465	$—	$(219)	$22,246
Commercial paper	86,608	—	(3)	86,605
U.S. government bonds	58,690	9	(242)	58,457
Agency bonds	13,351	7	(28)	13,330
Asset-backed securities	2,496	—	(3)	2,493
Total investments	$183,610	$16	$(495)	$183,131

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$83,080	$—	$(1,072)	$82,008
Commercial paper	57,381	—	—	57,381
U.S. government bonds	112,547	5	(1,207)	111,345
Agency bonds	11,690	—	(222)	11,468
Asset-backed securities	2,484	—	(10)	2,474
Foreign government bonds	5,007	—	(27)	4,980
Convertible promissory note	1,000	—	—	1,000
Total investments	$273,189	$5	$(2,538)	$270,656

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$2,472	$(11)	$19,773	$(208)	$22,245	$(219)
U.S. government bonds	10,852	(5)	23,372	(237)	34,224	(242)
Agency bonds	—	—	3,471	(28)	3,471	(28)
Asset-backed securities	2,493	(3)	—	—	2,493	(3)
Commercial paper	3,433	(3)	—	—	3,433	(3)
Total	$19,250	$(22)	$46,616	$(473)	$65,866	$(495)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$6,738	$(147)	$75,270	$(925)	$82,008	$(1,072)
U.S. government bonds	22,326	(13)	67,909	(1,194)	90,235	(1,207)
Agency bonds	—	—	11,468	(222)	11,468	(222)
Asset-backed securities	2,474	(10)	—	—	2,474	(10)
Foreign government bonds	—	—	4,980	(27)	4,980	(27)
Total	$31,538	$(170)	$159,627	$(2,368)	$191,165	$(2,538)

At June 30, 2023, the available-for-sale investments had remaining contractual maturities of less than twelve months.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value and the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any impairment for its available-for-sale investments during the three and six months ended June 30, 2023 and 2022.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$1,083	$1,241
Work-in-progress	35,347	36,003
Finished goods	4,749	3,192
Total inventories	$41,179	$40,436

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Preclinical and clinical trial accruals	$43,886	$57,780
API and bulk drug product price true-up	36,389	75,055
Payroll and related accruals	15,234	22,562
Accrued co-promotion expenses - current	34,460	36,677
Roxadustat profit share to AstraZeneca	6,921	7,280
Property taxes and other taxes	6,322	7,691
Professional services	6,412	5,480
Current portion of liability related to sale of future revenues	4,511	—
Other	8,634	7,248
Total accrued and other current liabilities	$162,769	$219,773

The accrued liabilities of $36.4 million for API and bulk drug product price true-up as of June 30, 2023 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.
7. Senior Secured Term Loan Facilities

On April 29, 2023, the Company entered into a financing agreement (“Financing Agreement”) with investment funds managed by Morgan Stanley Tactical Value, as lenders (the “Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan (the “Initial Term Loan”), (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones (“Delayed Draw Term Loan 1”) and, (iii) an uncommitted delayed draw term loan of up to $37.5 million to be funded at the Lenders sole discretion, (“Delayed Draw Term Loan 2” and, together with the Initial Term Loan and Delayed Draw Term Loan 1, the “Term Loans”).

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan and, at their discretion, may provide Delayed Draw Term Loan 2 on or prior to August 31, 2023. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved.

The Term Loans shall accrue interest at a fixed rate of 14.0% per annum, payable monthly in arrears. The Term Loans shall mature on May 8, 2026. The Term Loans will not be subject to amortization payments. The Company is permitted to prepay the Term Loans from time to time, in whole or in part, subject to payment of a make-whole amount equal to the unpaid principal amount of the portion of the Term Loans being repaid or prepaid, plus accrued and unpaid interest of the portion of the Term Loans being repaid or prepaid, plus an amount equal to the remaining scheduled interest payments due on such portion of the Term Loans being repaid or prepaid as if such Term Loans were to remain outstanding until the scheduled maturity date.

On May 8, 2023, the Company received $74.1 million, representing the Initial Term Loan of $75.0 million net of $0.9 million issuance costs. The issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.1% for the three and six months ended June 30, 2023. The Company recorded interest expense of $1.7 million for the three and six months ended June 30, 2023. As of June 30, 2023, the related accrued interest was $0.4 million The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of June 30, 2023, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company has determined that certain features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of June 30, 2023, the fair values of such derivatives were negligible due to the low probability of the underlying events.

The Company’s senior secured term loan facilities as of June 30, 2023 were as follows (in thousands):

June 30, 2023
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(3,592)
Senior secured term loan facilities, ending balance	71,408
Less: Current Portion classified to accrued and other current liabilities	—
Senior secured term loan facilities, non-current	$71,408

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.95% for the three and six months ended June 30, 2023.

The following table summarizes the activities of the liability related to sale of future revenues for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Liability related to sale of future revenues - beginning balance	$49,333
Interest expense recognized	3,577
Liability related to sale of future revenues - ending balance	52,910
Less: Current portion classified to accrued and other current liabilities	(4,511)
Liability related to sale of future revenues, non-current	$48,399

During the three and six months ended June 30, 2023, the Company recognized, under Astellas Agreements, development revenue of $1.8 million and $3.5 million, respectively, and drug product revenue of $14.3 million and $16.4 million, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenue, for details.

During the three and six months ended June 30, 2023, the Company recognized the related non-cash interest expense of $1.3 million and $3.6 million, respectively.

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

For the three and six months ended June 30, 2023, the Company sold 930,511 and 2,472,090 shares under the ATM Program, respectively, for proceeds of approximately $17.3 million and $48.4 million, respectively, net of commissions to Sales Agents, at a weighted-average offering prices per share of $18.61 and $19.63, respectively.

10. Income Taxes

Provisions for (benefits from) income tax for the three and six months ended June 30, 2023 and 2022 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

11. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded license and development revenue related to collaboration agreements with Astellas of $1.8 million for each of the three months ended June 30, 2023 and 2022, and $3.5 million and $29.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company also recorded drug product revenue from Astellas of $14.3 million and $1.1 million for the three months ended June 30, 2023 and 2022, and $16.4 million and $8.7 million for the six months ended June 30, 2023 and 2022, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, accounts receivable from Astellas were $8.9 million and $1.5 million, respectively.

As of June 30, 2023 and December 31, 2022, total deferred revenue from Astellas was $15.5 million and $40.3 million, respectively.

As of June 30, 2023, the amounts due to Astellas, included in accounts payable, accrued and other current liabilities, and other long-term liabilities, totaled $30.4 million. As of December 31, 2022, the amount due to Astellas, included in accrued and other current liabilities, was $63.9 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 4, Equity method investment - Variable Interest Entity, for details.

The net product revenue from Falikang was $20.5 million and $19.7 million for the three months ended June 30, 2023 and 2022, and $41.9 million and $36.0 million for the six months ended June 30, 2023 and 2022, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.6 million for each of the three months ended June 30, 2023 and 2022, and $1.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company’s equity method investment in Falikang was $6.1 million and $5.1 million, respectively. See Note 4, Equity method investment - Variable Interest Entity, for details. The other income from Falikang was immaterial for each of the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, accounts receivable, net, from Falikang, were $11.0 million and $10.5 million, respectively.

12. Commitments and Contingencies

Contract Obligations

As of June 30, 2023, the Company had outstanding total non-cancelable purchase obligations of $40.8 million, including $22.4 million for manufacture and supply of pamrevlumab, $2.5 million for manufacture and supply of roxadustat, and $15.9 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

As of June 30, 2023, the Company had $84.8 million of operating lease liabilities.

In addition, see Note 7, Senior Secured Term Loan Facilities and Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action in its condensed consolidated balance sheet as of June 30, 2023, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. On July 15, 2022, the court issued an order denying Defendants’ motions to dismiss. Defendants answered the Complaint on September 13, 2022 and discovery is ongoing. On January 27, 2023, Plaintiffs filed a motion for class certification. On May 12, 2023, Defendants filed their opposition to Plaintiffs’ motion for class certification and Plaintiffs filed their reply on June 23, 2023. On June 8, 2023, Plaintiffs filed a motion for spoliation sanctions against Dr. Yu and the Company. Defendants filed their opposition to the motion for spoliation sanctions on July 17, 2023 and Plaintiffs’ reply is due August 11, 2023. A hearing on both motions is scheduled for August 31, 2023. On May 25, 2023, another complaint was filed against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims. The parties have stipulated to a briefing schedule on Defendants’ forthcoming motion to dismiss, which will be due on September 20, 2023.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative”). On December 27, 2021, a second purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative”). On April 14, 2022, a third purported shareholder derivative complaint was filed in the Delaware Court of Chancery (the “First Delaware Chancery Derivative”). On June 1, 2023, a fourth purported shareholder derivative complaint was filed in the Delaware Court of Chancery (the “Second Delaware Chancery Derivative”). All four derivative actions name FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The California Federal Derivative action and the Delaware Federal Derivative action are stayed pending the resolution of any motions for summary judgment in the securities class action. The First and Second Delaware Chancery Derivative actions have been consolidated and the plaintiffs have not yet filed an amended complaint, but have expressed their intent to do so. On June 30, 2023, a fifth derivative action was filed in the U.S. District Court for the District of Delaware (the “Demand Refused Derivative”). The Demand Refused Derivative action names FibroGen’s current and former officers, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The Company has not been served in the Demand Refused Derivative.

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

13. Subsequent Event

On July 14, 2023, the Company approved a restructuring plan (the “Plan”) to lower the Company’s operating expenses. The Plan includes an expected reduction to the Company’s U.S. workforce of approximately 32%. The Company estimates that it will incur non-recurring payments in the range of $13 million to $15 million in connection with the Plan, primarily consisting of notice period and severance payments, accrued vacation and employee benefits contributions. The Company’s estimates are subject to a number of assumptions, and actual costs may differ materially. The Company expects that the majority of the restructuring charges will be recognized in the third quarter of 2023 and that the implementation of the headcount reductions, including cash payments, will be substantially complete by the end of the first quarter of 2024. The Plan is in connection with the Company’s efforts to streamline operations to align with the Company’s business goals. The Company may incur additional expenses not currently contemplated due to events associated with the Plan.

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

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of locally advanced unresectable pancreatic cancer (“LAPC”), and ambulatory Duchenne muscular dystrophy (“DMD”). Pamrevlumab is also in Phase 2/3 development for the treatment of metastatic pancreatic cancer. To date, we have retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis. Roxadustat is in clinical development for chemotherapy-induced anemia (“CIA”) in China.

Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except for per share data)
Result of Operations
Revenue	$44,319	$29,806	$80,480	$90,633
Operating costs and expenses	132,367	108,030	244,618	231,849
Net loss	(87,680)	(72,624)	(164,385)	(135,829)
Net loss per share - basic and diluted	$(0.90)	$(0.78)	$(1.71)	$(1.46)

			June 30, 2023	December 31, 2022
			(in thousands)
Balance Sheet
Cash and cash equivalents			$152,585	$155,700
Short-term and long-term investments			183,131	270,656
Accounts receivable			$25,599	$16,299

Our revenue for the three and six months ended June 30, 2023 included primarily the revenue recognized related to the following:

•
$23.9 million and $48.0 million of net product revenue from roxadustat commercial sales in China;
•
$14.3 million and $16.4 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas;
•
$4.1 million and $7.8 million of development revenue recognized under our collaboration agreements with our partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”); and
•
$1.0 million upfront payment for the second quarter of 2023 and a $3.0 million milestone payment based on Eluminex Biosciences (Suzhou) Limited (“Eluminex”) implanting a biosynthetic cornea in the first patient of its clinical trial in China and a $3.0 million manufacturing related milestone payment in the first quarter of 2023 for the first quarter of 2023, recognized under our license agreement and amendments with Eluminex.

As a comparison, our revenue for the three and six months ended June 30, 2022 included primarily the revenue recognized related to the following:

•
$5.2 million and $16.2 million development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$23.3 million and $42.1 million of net product revenue from roxadustat commercial sales in China; and
•
$1.1 million and $8.7 million of drug product revenue related to API deliveries to Astellas.

Our revenue for the six months ended June 30, 2022 also included $25.0 million regulatory milestone recognized during the three months ended March 31, 2022 under our collaboration agreements with Astellas associated with the approval of EVRENZO®(roxadustat) in Russia. Of this amount, $22.6 million was recognized as license revenue and the remainder included as development revenue.

Operating costs and expenses for the three months ended June 30, 2023 increased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$24.6 million one-time, non-cash charge of acquired in-process research and development (“IPR&D”) expenses associated with the recent exclusive license for FOR46 (now referred to as “FG-3246”) from Fortis Therapeutics (“Fortis”) and the acquisition of Fortis;
•
$4.3 million higher employee-related expenses primarily due to overall merit increase, more business travel activities and higher severance during the current year period;
•
$3.3 million higher clinical trial expenses primarily associated with Phase 3 trials and data for pamrevlumab, offset by lower roxadustat post-approval safety studies in China; and
•
$7.6 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab which was largely completed in the prior year.

Operating costs and expenses for the six months ended June 30, 2023 increased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$24.6 million one-time, non-cash charge of acquired IPR&D expenses associated with the recent exclusive license for FG-3246 from Fortis and the acquisition of Fortis;
•
$8.0 million higher employee-related expenses primarily due to overall merit increase, more business travel activities and higher severance during the current year period, and
•
$21.5 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to roxadustat post-approval safety studies in China and pamrevlumab which were largely completed in the prior periods.

For the three months ended June 30, 2023, we had a net loss of $87.7 million, or a net loss per basic and diluted share of $0.90, as compared to a net loss of $72.6 million, or a net loss per basic and diluted share of $0.78, for the same period a year ago, due to increases in operating costs and expenses, offset by increases in revenue, as discussed above.

For the six months ended June 30, 2023, we had a net loss of $164.4 million, or a net loss per basic and diluted share of $1.71, as compared to a net loss of $135.8 million, or a net loss per basic and diluted share of $1.46, for the same period a year ago, due to decreases in revenue and increases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $361.3 million at June 30, 2023, a decrease of $81.3 million from December 31, 2022, primarily due to the cash used in operations, partially offset by the net proceeds received under our senior secured term loan facilities and at-the-market program, discussed under the Liquidity and Capital Resources section below.

Commercial, Development and Research Programs

Our goals are to continue our commercialization of roxadustat in China and other approved countries, continue our development of pamrevlumab in three indications, and build a diversified pipeline with novel drugs that will address unmet patient needs in oncology, immunology, and fibrosis.

The following is an overview of our clinical, commercial, and research programs.

Pamrevlumab: Monoclonal Antibody Targeting Connective Tissue Growth Factor

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of connective tissue growth factor, a common factor in fibrotic and fibro-proliferative disorders characterized by persistent and excessive scarring that can lead to organ dysfunction and failure.

The United States (“U.S.”) Food and Drug Administration has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of LAPC, and DMD (with DMD also receiving Rare Pediatric Disease designation).

Pamrevlumab for the Treatment of Locally Advanced Unresectable Pancreatic Cancer

LAPIS is our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab as a therapy for LAPC. We completed enrollment of 284 patients that are randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We expect topline data for the primary endpoint of overall survival in the first quarter of 2024.

Pamrevlumab for the Treatment of Metastatic Pancreatic Cancer

In June 2021, the Pancreatic Cancer Action Network’s (PanCAN) Precision PromiseSM Phase 2/3 registration study, an adaptive trial platform, included pamrevlumab in combination with standard of care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), for patients with metastatic pancreatic cancer. Drug candidates in the Precision Promise study will continue to progress (including from Phase 2 to Phase 3) unless stopped sooner for safety or futility. The pamrevlumab combination therapy is offered to patients as either a first- or second-line treatment option. Pamrevlumab was the first experimental treatment arm to be offered as a first-line treatment in PanCAN’s innovative Precision Promise trial. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry and regulatory entities. The pamrevlumab portion of the trial is still ongoing, fully enrolled, and we expect topline results in the first half of 2024.

Pamrevlumab for the Treatment of Duchenne Muscular Dystrophy

Ambulatory DMD Patients

LELANTOS-2 is our double-blind, placebo-controlled Phase 3 trial evaluating pamrevlumab in ambulatory DMD, in combination with systemic corticosteroids. LELANTOS-2 completed enrollment of 73 ambulatory patients aged 6-12, randomized at a 1:1 ratio to pamrevlumab or placebo for a treatment period of 52 weeks. The primary efficacy endpoint will assess ambulatory function, measured by the change in North Star Ambulatory Assessment from baseline to Week 52. We expect topline data from this study in August 2023.

Non-Ambulatory DMD Patients

In June 2023, we announced topline data from our 99 patient Phase 3 LELANTOS-1 placebo-controlled trial of pamrevlumab for the treatment of non-ambulatory patients (age 12 years and older) with DMD on background corticosteroids. The study did not meet the primary endpoint of Performance of the Upper Limb 2.0 (PUL 2.0) score at Week 52 compared to baseline. In addition, none of the secondary endpoints were met (including change from baseline to Week 52 in forced vital capacity (“FVC”) percent predicted, grip strength, and left ventricular ejection fraction percentage measured by MRI). Pamrevlumab was generally safe and well tolerated and the majority of treatment emergent adverse events were mild or moderate.

FibroGen plans to present the complete results of the LELANTOS-1 study at an upcoming medical conference and to publish the full results.

Pamrevlumab for the Treatment of Idiopathic Pulmonary Fibrosis

In June 2023, we announced topline results from our Phase 3 ZEPHYRUS-1 trial evaluating the safety and efficacy of pamrevlumab in patients with idiopathic pulmonary fibrosis. The study compared treatment with pamrevlumab to placebo and did not meet the primary endpoint of change from baseline in FVC at Week 48 (p=0.29). The mean decline in FVC from baseline to Week 48 was 260 ml in the pamrevlumab arm compared to 330 ml in the placebo arm (placebo-corrected difference of 70 ml; 95% CI -60 to 190 ml). The secondary endpoint of time to disease progression (FVC percent predicted decline of ≥10% or death) was also not met (HR= 0.78; 95% CI 0.52 to 1.15).

In the safety analysis, pamrevlumab was generally safe and well tolerated and the majority of treatment emergent adverse events were mild or moderate. Treatment-emergent serious adverse events were observed in 28.2% of patients in the pamrevlumab group and 34.3% of patients in the placebo group.

Based on the results of ZEPHYRUS-1, ZEPHYRUS-2, the second Phase 3 clinical trial,has been discontinued. FibroGen plans to communicate the results of the ZEPHYRUS-1 study at an upcoming medical forum.

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

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the second quarter of 2023, roxadustat achieved an over 40% increase in sales volume relative to the second quarter of 2022. As of May 2023, roxadustat was the top CKD anemia brand in China with approximately 39% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is currently the only HIF-PH inhibitor on the market in China).

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

In May 2023, we announced positive topline data from our Phase 3 clinical study of roxadustat for treatment of anemia in patients receiving concurrent chemotherapy treatment for non-myeloid malignancies in China. Roxadustat (爱瑞卓®) demonstrated non-inferiority compared to recombinant erythropoietin alfa (SEPO®) on the primary endpoint of change in hemoglobin (Hb) level from baseline to the average level during Weeks 9-13.

In the preliminary safety analysis, the adverse event profile of roxadustat was generally consistent with previous findings and supportive of a positive benefit risk in this patient population.

A total of 159 patients with non-myeloid malignancy (solid tumor) with a baseline hemoglobin level at or below 10 g/dL were enrolled into this Phase 3, randomized, open-label, active-controlled study investigating the efficacy and safety of roxadustat for treatment of CIA. Patients were randomly assigned roxadustat or erythropoietin alfa three times per week (TIW), during a treatment period of 12 weeks, with an additional 4-week follow-up period. Detailed results from the study will be submitted for presentation at an upcoming medical conference.

We recently submitted our supplemental New Drug Application for roxadustat in CIA with the China Health Authority.

Although CIA is one of the most common side effects of chemotherapy, it is frequently undertreated. CIA can adversely affect long-term patient outcomes, as anemia limits both quality of life and of the ability of patients to continue chemotherapy treatment. The incidence and severity of CIA depends on a variety of factors. This includes the type of cancer and the treatment, including the type of chemotherapy, schedule, and intensity of therapy. It also depends on whether the patient has received prior myelosuppressive chemotherapy, radiation therapy, or both. Almost 80% of cancer patients in China receiving chemotherapy develop anemia. Approximately 50% of cancer patients in China receiving chemotherapy develop severe anemia that merits treatment (hemoglobin under 10g/dL). In China, over 3 million cancer patients undergo chemotherapy.

FG-3246: Prostate Cancer; Potential Additional Cancer Indications

In May 2023 we obtained an exclusive license to develop FG-3246 (previously FOR46) in metastatic castration-resistant prostate cancer (“mCRPC”) and other cancer indications. FG-3246 is a first-in-class antibody-drug conjugate targeting a novel epitope on CD46 that is expressed at high levels in certain tumor types with limited expression in most normal tissues. The cytotoxic payload of FG-3246 is monomethyl auristatin E, an anti-mitotic agent that has been utilized in four commercially approved antibody-drug conjugate drugs.

FG-3246 showed monotherapy efficacy in a Phase 1 clinical study in patients with mCRPC, with a PSA50 response rate of 45% and an objective partial response rate of 19%. An investigator sponsored trial of FG-3246 plus enzalutimide is ongoing. Side effects have been manageable and are consistent with other monomethyl auristatin E-based antibody-drug conjugate drugs.

We anticipate the initiation of a PET biomarker driven Phase 2 trial of FG-3246 for mCRPC in the second half of 2024. Development of the CD46-targeted PET biomarker is currently underway with UCSF, a collaborator of Fortis. We are also exploring additional potential tumor indications in which CD46 is commonly expressed.

Preclinical Pipeline

Our preclinical pipeline consists of two antibodies for immuno-oncology that are in investigational new drug application (“IND”)-enabling studies, and an additional small molecule drug discovery pipeline that leverages the expertise we developed through our HIF-PH inhibitor programs in 2 oxoglutarate dependent dioxygenase biology.

FG-3165 is a galectin-9 (“Gal9”) targeted antibody under development for treatment of solid tumors characterized by high Gal9 levels of expression. Gal9 has been reported to bind to multiple immune checkpoints on lymphocytes that suppress T and natural killer cell activation. In preclinical studies FG-3165 and its variants inhibit Gal9 mediated T cell death, and also promotes anti-tumor immune responses in combination with other immune checkpoint targeted drugs. We plan to submit an IND in the first quarter of 2024.

FG-3175 is a c-c motif chemokine receptor 8 (“CCR8”) targeted antibody under development for treatment of solid tumors that are highly infiltrated by CCR8-positive T regulatory cells. T regulatory cells contribute to an immune suppressed tumor microenvironment, and multiple preclinical studies have demonstrated immune activation and tumor regression following depletion of this cell type from the tumor microenvironment. FG-3175 is a variant of our previous lead anti-CCR8 antibody, FG-3163, and was deemed to be a superior clinical candidate following extended characterization of both antibodies. FG-3175 has enhanced antibody dependent cellular cytotoxicity activity and induces potent killing of CCR8 expressing cells by natural killer cells in in vitro assay systems. An IND is planned for the second half of 2024.

The 2 oxoglutarate dependent dioxygenase targeted small molecule pipeline is being developed to target cancer epigenetic pathways that contribute to tumor proliferation.

Debt Financing Agreement

On April 29, 2023, we entered into a financing agreement (the “Financing Agreement”) with a $75.0 million senior secured term loan with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent.

For additional details about this financing transaction, see Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements.

Exclusive License and Option to Acquire Fortis Therapeutics

On May 5, 2023, we entered into an exclusive option agreement to acquire Fortis with its novel Phase 1 antibody-drug conjugate, FG-3246 (previously FOR46), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement, FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the option period. As part of the clinical development strategy, we will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection.

FibroGen will pay Fortis $5.0 million during the up to four-year option period in support of their continued development obligations.

If we exercise the option to acquire Fortis, we will pay Fortis $80.0 million, and thereafter, Fortis would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If we acquire Fortis, we would also be responsible to pay UCSF, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the collaboration. If FibroGen chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

For additional details about this transaction, see Note 3, Exclusive License and Option to Acquire Fortis Therapeutics, to the condensed consolidated financial statements.

Eluminex Agreement

In April 2023, FibroGen and Eluminex entered into an Amended and Restated Exclusive License Agreement (“A&R Eluminex Agreement”) in order to add to the license rights to recombinant human collagen Type I (in addition to the rights to collagen Type III that were already licensed). The A&R Eluminex Agreement included additional total upfront payments of $1.5 million.

During the three months ended June 30, 2023, we recognized a $1.0 million upfront payment under the above amendment. During the three months ended March 31, 2023, we recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment.

See the Eluminex Agreement section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through June 30, 2023 totaled $790.1 million.

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

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $13.8 million and $15.5 million for the three and six months ended June 30, 2023, respectively, and $7.6 million for the six months ended June 30, 2022. The related drug product revenue was immaterial for the three months ended June 30, 2022.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $0.5 million and $1.1 million for the three months ended June 30, 2023 and 2022, $0.8 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (the “AstraZeneca U.S./RoW Agreement”). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through June 30, 2023 totaled $516.2 million.

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

In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three and six months ended June 30, 2023 and 2022.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized related net product revenue of $23.9 million and $23.3 million for the three months ended June 30, 2023 and 2022, and $48.0 million and $42.1 million for the six months ended June 30, 2023 and 2022, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through June 30, 2023 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through June 30, 2023	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Astellas Japan Agreement	$105,093	$67,500	$172,593
Astellas Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
AstraZeneca U.S./RoW Agreement	439,000	810,000	1,249,000
AstraZeneca China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. Based on our current development plans for roxadustat in Japan, Europe and U.S., we do not expect to receive most or all of these additional potential milestones under the Astellas Japan Agreement, the Astellas Europe Agreement and the AstraZeneca U.S./RoW Agreement.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Revenue:
License revenue	$1,000	$—	$1,000	NM	$7,000	$22,590	$(15,590)	(69)%
Development and other revenue	5,158	5,457	(299)	(5)%	9,050	17,219	(8,169)	(47)%
Product revenue, net	23,889	23,256	633	3%	48,049	42,137	5,912	14%
Drug product revenue, net	14,272	1,093	13,179	1,206%	16,381	8,687	7,694	89%
Total revenue	$44,319	$29,806	$14,513	49%	$80,480	$90,633	$(10,153)	(11)%

NM = Not meaningful

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of June 30, 2023, we expect the future development services to continue through 2024. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2028, which reflects our best estimates. Other revenues consist of contract manufacturing revenue and sales of research and development material and have not been material for any of the periods presented.

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

Total revenue increased $14.5 million, or 49% for the three months ended June 30, 2023, and decreased $10.2 million, or 11% for the six months ended June 30, 2023, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$—	$—	NM	$—	$22,590	$(22,590)	NM
Eluminex	1,000	—	1,000	NM	7,000	—	7,000	NM
Total license revenue	$1,000	$—	$1,000	NM	$7,000	$22,590	$(15,590)	(69)%

NM = Not meaningful

License revenue recognized for three and six months ended June 30, 2023 included $1.0 million upfront payment under the A&R Eluminex Agreement. License revenue recognized for the six months ended June 30, 2023 also included a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

License revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2022 represented the allocated revenue related to a $25.0 million regulatory milestone payment associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved.

Development and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Development revenue:
Astellas	$1,839	$1,825	$14	1%	$3,463	$7,005	$(3,542)	(51)%
AstraZeneca	2,273	3,352	(1,079)	(32)%	4,305	9,171	(4,866)	(53)%
Total development revenue	4,112	5,177	(1,065)	(21)%	7,768	16,176	(8,408)	(52)%
Other revenue	1,046	280	766	274%	1,282	1,043	239	23%
Total development and other revenue	$5,158	$5,457	$(299)	(5)%	$9,050	$17,219	$(8,169)	(47)%

Development and other revenue decreased $0.3 million, or 5% for the three months ended June 30, 2023, and decreased $8.2 million, or 47% for the six months ended June 30, 2023, respectively, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the six months ended June 30, 2023 was impacted by the decrease in co-development billings related to the development of roxadustat under our collaboration agreements with Astellas as a result of the substantial completion of Phase 3 trials for roxadustat.

Development revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone payment associated with the approval in Russia during the first quarter of 2022.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three and six months ended June 30, 2023 was impacted by the decrease in CKD-related co-development billings in the U.S.

Other revenue recognized for the three and six months ended June 30, 2023 and 2022 was primarily related to our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex. Other revenue recognized for the three and six months ended June 30, 2023 also included revenue from sales of certain research and development material.

Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$3,607	$3,533	$74	2%	$6,667	$6,362	$305	5%
Discounts and rebates	(229)	(13)	(216)	1,662%	(503)	(187)	(316)	169%
Sales returns	(1)	(1)	—	—%	1	3	(2)	(67)%
Direct sales revenue, net	3,377	3,519	(142)	(4)%	6,165	6,178	(13)	—%

Sales to Falikang:
Gross transaction price	42,153	28,281	13,872	49%	76,402	51,007	25,395	50%
Profit share	(18,312)	(10,065)	(8,247)	82%	(33,300)	(18,914)	(14,386)	76%
Net transaction price	23,841	18,216	5,625	31%	43,102	32,093	11,009	34%
Decrease in deferred revenue	(3,329)	1,521	(4,850)	(319)%	(1,218)	3,866	(5,084)	(132)%
Sales to Falikang revenue, net	20,512	19,737	775	4%	41,884	35,959	5,925	16%
Total product revenue, net	$23,889	$23,256	$633	3%	$48,049	$42,137	$5,912	14%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $0.6 million, or 3% for the three months ended June 30, 2023, and increased $5.9 million, or 14%, respectively, compared to the same periods a year ago.

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

Product revenue from direct sales, net remained relatively flat for the three and six months ended June 30, 2023, compared to the same periods a year ago. The total discounts and rebates were immaterial for each of the three and six months ended June 30, 2023 and 2022.

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

Sales to Falikang revenue, net increased $0.8 million, or 4% for the three months ended June 30, 2023, and increased $5.9 million, or 16% for the six months ended June 30, 2023, respectively, compared to the same periods a year ago. The gross transfer price increased $13.9 million and $25.4 million, and the calculated profit share increased $8.2 million and $14.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods a year ago, primarily due to the increase in sales volume during the current year period.

Periodically, we update our assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to our estimates, for the three and six months ended June 30, 2023, we deferred $3.3 million and $1.2 million, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation. Comparatively, for the three and six months ended June 30, 2022, we recognized $1.5 million and $3.9 million, respectively, from the previously deferred revenue of the China performance obligation.

Drug Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$13,809	$17	$13,792	NM	$15,541	$7,611	$7,930	104%
Astellas Europe Agreement	463	1,076	(613)	(57)%	840	1,076	(236)	(22)%
Total drug product revenue, net:	$14,272	$1,093	$13,179	1,206%	$16,381	$8,687	$7,694	89%

NM = Not meaningful

Drug product revenue, net increased $13.2 million, or 1,206% for the three months ended June 30, 2023, and increased $7.7 million, or 89% for the six months ended June 30, 2023, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the second quarter of 2023, we fulfilled two shipment obligations under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $14.4 million in the same period. In addition, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.6 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

As of June 30, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $4.6 million in accounts payable, $1.4 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

During the first quarter of 2022, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of December 31, 2022, the related balance was $57.4 million in accrued liabilities. Further during the first and second quarter of 2023, we reclassified $24.0 million from the related deferred revenue to accrued liabilities. As of June 30, 2023, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $23.8 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

In addition, we recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $0.5 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $0.1 million during the second quarter of 2022. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the three and six months ended June 30, 2023 and 2022.

During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the AstraZeneca Master Supply Agreement. As a result, we reclassified $11.2 million from the related deferred revenue to accrued liabilities during the year ended December 31, 2022, which remained unchanged as of June 30, 2023 and December 31, 2022, representing our best estimate that this amount will be paid within the next 12 months.

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$5,708	$6,809	$(1,101)	(16)%	$9,199	$11,048	$(1,849)	(17)%
Research and development	95,478	70,963	24,515	35%	169,964	159,981	9,983	6%
Selling, general and administrative	31,181	30,258	923	3%	65,455	60,820	4,635	8%
Total operating costs and expenses	$132,367	$108,030	$24,337	23%	$244,618	$231,849	$12,769	6%

Total operating costs and expenses increased $24.3 million, or 23% for the three months ended June 30, 2023, and increased $12.8 million, or 6% for the six months ended June 30, 2023, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold decreased $1.1 million, or 16% for the three months ended June 30, 2023, and decreased $1.8 million, or 17% for the six months ended June 30, 2023, respectively, compared to the same periods a year ago.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $3.6 million for the three months ended June 30, 2023, a decrease of 1.3 million, or 26%; and $6.8 million for the six months ended June 30, 2023, a decrease of $0.7 million, or 10%, respectively, as compared to the same periods a year ago, resulting from the improved unit cost efficiency due to higher production volume, partially offset by the increases in the sales volume.

Cost of goods sold in the U.S., associated with costs of the roxadustat API or bulk drug product delivered to Astellas was $1.9 million and $1.7 million for the three months ended June 30, 2023 and 2022, and $2.0 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

Cost of goods sold also included manufacturing costs related to our contract manufacturing revenue from Eluminex, which was immaterial for the periods presented.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include IPR&D assets that have no alternative future use other than in a particular research and development project.

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2023 and 2022:

	Phase of	Three Months Ended June 30,			Six Months Ended June 30,
Product Candidate	Development	2023		2022	2023		2022
		(in thousands)
Pamrevlumab	Phase 2/3	$41,586		$10,747	$87,771		$27,418
Roxadustat	Phase 3	8,356		48,107	17,450		109,512
FG-3246	Preclinical	25,895	*	—	25,895	*	—
Other research and development expenses		19,641		12,109	38,848		23,051
Total research and development expenses		$95,478		$70,963	$169,964		$159,981

* Included $24.6 million one-time, non-cash acquired IPR&D expenses associated with the recent exclusive license for FG-3246 from Fortis and the acquisition of Fortis. See Note 3, Exclusive License and Option to Acquire Fortis Therapeutics, to the condensed consolidated financial statements.

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased $24.5 million, or 35% for the three months ended June 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
$24.6 million one-time, non-cash acquired IPR&D expenses associated with the recent exclusive license for FG-3246 from Fortis and the acquisition of Fortis;
•
Increase of $3.3 million in clinical trials costs, primarily due to Phase 3 trials for pamrevlumab;
•
Increase of $3.2 million in employee-related costs primarily due to overall merit increase and higher business travel activities and higher severance during the current year period; and
•
Decrease of $7.6 million in drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab which was largely completed in the prior year.

Research and development expenses increased $10.0 million, or 6% for the six months ended June 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
$24.6 million one-time, non-cash acquired IPR&D expenses associated with the recent exclusive license for FG-3246 from Fortis and the acquisition of Fortis;
•
Increase of $5.3 million in employee-related costs primarily due to overall merit increase and higher business travel activities and higher severance during the current year period;
•
Increase of $2.4 million information technology and facilities costs primarily associated with software costs and maintenance services;
•
Decrease of $21.5 million in drug development expenses associated with drug substance and drug product manufacturing activities related to roxadustat post-approval safety studies in China and pamrevlumab which were largely completed in the prior periods; and
•
Decrease of $2.9 million in stock-based compensation primarily resulting from cancellations and impacts from lower stock price.

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

SG&A expenses increased $0.9 million, or 3% for the three months ended June 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Increase of $2.0 million in outside services expenses due to higher consulting activities in general administrative and efforts to prepare for commercialization; and
•
Decrease of $1.2 million in legal expenses mainly associated with corporate legal activities.

SG&A expenses increased $4.6 million or 8% for the six months ended June 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Increase of $2.7 million in employee-related costs primarily due to overall merit increase and higher business travel activities and higher severance during the current year period; and
•
Increase of $2.4 million in outside services expenses due to higher consulting activities in general administrative and efforts to prepare for commercialization.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(3,069)	$(141)	$(2,928)	2,077%	$(5,441)	$(238)	$(5,203)	2,186%
Interest income and other income (expenses), net	2,652	5,199	(2,547)	(49)%	3,687	4,876	(1,189)	(24)%
Total interest and other, net	$(417)	$5,058	$(5,475)	(108)%	$(1,754)	$4,638	$(6,392)	(138)%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense for the three and six months ended June 30, 2023 included $1.3 million and $3.6 million, respectively, related to sale of future revenues under the Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”). See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Interest expense for each of the three and six months ended June 30, 2023 also included $1.7 million related to the senior secured term loan facilities. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net decreased $2.5 million, or 49% for the three months ended June 30, 2023, and $1.2 million, or 24% for the six months ended June 30, 2023, compared to the same periods a year ago, primarily due to an impact of $5.0 million recorded during the second quarter of 2022, which did not recur in the current year periods, resulting from a reduction to other expenses to release the previously estimated late payment fees related to value added tax in China. This impact was partially offset by higher interest income from our investments with higher interest rate during the current year period.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Loss before income taxes	$(88,465)	$(73,166)	$(165,892)	$(136,578)
Provision for (benefit from) income taxes	(235)	23	(161)	136
Effective tax rate	0.3%	—%	0.1%	(0.1)%

Provisions for income taxes for the three and six months ended June 30, 2023 and 2022 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, and was immaterial for the three and six months ended June 30, 2023 and 2022. See Note 4, Equity method investment - Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

On November 4, 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

On February 27, 2023, we entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $200.0 million (the “ATM Program”). Under the ATM Program, we sold 2,472,090 shares of our common stock and received net proceeds of approximately $48.4 million during the six months ended June 30, 2023. See Note 9, At-the-Market Program, to the condensed consolidated financial statements for details.

On April 29, 2023, we entered into a financing agreement (the “Financing Agreement”) with investment funds managed by Morgan Stanley Tactical Value, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan, (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones and, (iii) an uncommitted delayed draw term loan of up to $37.5 million, to be funded at the Lenders sole discretion. For additional details about this financing transaction, see Note 7, Senior Secured Revolving Line of Credit, to the condensed consolidated financial statements.

As of June 30, 2023, we had cash and cash equivalents of $152.6 million, compared to $155.7 million as of December 31, 2022. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of June 30, 2023, we had short-term investments of $183.1 million, compared to short-term investments of $266.3 million and long-term investments of $4.3 million as of December 31, 2022. As of June 30, 2023, a total of $79.7 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, substantially all held in China, to be used primarily for our China operations.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(212,162)	$(41,540)
Investing activities	89,197	43,240
Financing activities	123,017	(806)
Effect of exchange rate changes on cash and cash equivalents	(3,167)	(4,359)
Net increase in cash and cash equivalents	$(3,115)	$(3,465)

Operating Activities

Net cash used in operating activities was $212.2 million for the six months ended June 30, 2023 and consisted primarily of net loss of $164.4 million adjusted for non-operating cash items of $64.0 million, and a net decrease in operating assets and liabilities of $111.8 million. The significant non-operating cash items included stock-based compensation expense of $32.0 million, acquired IPR&D expenses associated with the acquisition of Fortis of $24.6 million, depreciation expense of $5.0 million and non-cash interest expense related to sale of future revenues of $3.6 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $57.0 million, primarily related to the movements related to API and bulk drug product price true-up, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, including the payment of $57.4 million previously accrued balance made during the current year period. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Deferred revenue decreased $25.6 million, primarily related to the reclassification of $24.0 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year period. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.
•
Accounts payable decreased $20.8 million, primarily driven by the payments made for the historical co-promotion expenses to AstraZeneca during the current year period, as well as the timing of invoicing and payments.
•
Accounts receivable increased $10.0 million, primarily driven by the receivable related to the API shipments to Astellas during the second quarter of 2023, as well as the timing of the receipt of payments and the billings under our collaboration and license agreements;
•
Prepaid expenses and other current assets decreased $4.2 million, primarily due to less prepayments made for roxadustat and pamrevlumab clinical activities; and
•
Inventories increased $2.0 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes.

Net cash used in operating activities was $41.5 million for the six months ended June 30, 2022 and consisted primarily of net loss of $135.8 million adjusted for non-operating cash items of $39.7 million, offset by a net increase in operating assets and liabilities of $54.6 million. The significant non-operating cash items included stock-based compensation expense of $33.8 million, and depreciation expense of $5.0 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities increased $61.0 million, primarily related to the total of 54.4 million for API and bulk drug product price true-up as of June 30, 2022, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Japan Amendment with Astellas, the bulk drug product transferred under the terms of the Europe Agreement and the EU Supply Agreement with Astellas, and the bulk drug product shipments to AstraZeneca under the terms of the Master Supply Agreement. The accrued and other liabilities were also impacted by the classification of a portion of accrued co-promotion expenses from other long-term liabilities to current liabilities based on the updated estimate of timing for payment, and by the timing of invoicing and payment;
•
Prepaid expenses and other current assets decreased $11.6 million, primarily due to the collection of $8.0 million from Eluminex for upfront license payment during the first quarter of 2022, and less prepayments made for roxadustat API manufacturing activities;
•
Deferred revenue increased $9.7 million, primarily related to the deferred considerations of the bulk drug product transferred to Astellas under the terms of the Europe Agreement and the EU Supply Agreement during the current year period, offset by the above-mentioned reclassification to accrued liabilities, resulting from changes in estimated variable consideration associated with the API or bulk drug product deliveries fulfilled with Astellas and AstraZeneca;
•
Accounts payable increased $4.2 million, primarily driven by the timing of invoicing and payments.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, purchase of acquired IPR&D assets and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $89.2 million for the six months ended June 30, 2023 and consisted primarily of $192.9 million of proceeds from maturities of investments, partially offset by $104.5 million of cash used in purchases of available-for-sale securities.

Net cash used in investing activities was $43.2 million for the six months ended June 30, 2022 and consisted primarily of $132.5 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $59.1 million of cash used in purchases of available-for-sale securities and $35.0 million of cash paid for the acquired IPR&D asset.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liabilities and obligations.

Net cash provided by financing activities was $123.0 million for the six months ended June 30, 2023 and consisted primarily of $71.3 million net proceeds from senior secured term loan facilities, $48.4 million net proceeds received under the ATM Program, $3.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Stock Purchase Plan.

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2022 and consisted primarily of $3.4 million of cash paid for payroll taxes on restricted stock unit releases, partially offset by $2.8 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Stock Purchase Plan.

Material Cash Requirements

We generate revenue from commercial sales of roxadustat product in China, Japan and Europe. Even with the expectation of increases in these revenues, we anticipate that we will continue to generate losses for the foreseeable future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, debt financings, and equity financing. We expect to continue to incur significant research and development expenses to invest in our other programs and there is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as well as unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, together with the proceeds from senior secured term loan facilities in the second quarter of 2023, the financing amount under the RIFA received in the fourth quarter of 2022, and the net proceeds received under our ATM program in the first half of 2023, as well as the cost savings we have recently implemented (including from the reduction in workforce that we announced on July 19, 2023), will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. However, we may need additional capital thereafter and our liquidity assumptions could turn out to be wrong, or may change over time, and we could utilize our available financial resources sooner than we currently expect. We may incur additional expenses not currently contemplated due to events associated with the recently announced reduction in workforce. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

As of June 30, 2023, we had $84.8 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $14.5 million expected to be paid within the next 12 months.

As of June 30, 2023, we had outstanding total non-cancelable purchase obligations of $40.8 million, including $22.4 million for manufacture and supply of pamrevlumab, $2.5 million for manufacture and supply of roxadustat, and $15.9 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $18.5 million expected to be paid within the next 12 months.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of June 30, 2023, we had $71.4 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of June 30, 2023, we had $52.9 million of liability related to sale of future revenues on the condensed consolidated balance sheets, $4.5 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2023 compared with the disclosures in Part II, Item 7 of our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and six months ended June 30, 2023, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of June 30, 2023, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 12, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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
•
There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated.
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

Risks Related to Our Reliance on Third Parties

•
If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in these collaborations or if Astellas or AstraZeneca were to prioritize other initiatives over their collaborations with us, our ability to successfully develop and commercialize the relevant product candidate would suffer.
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

RISK FACTORS

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products pamrevlumab and roxadustat.*

To date, we have invested substantially in the research and development of pamrevlumab and roxadustat.

The near-term value drivers for the Company depend in large part on pamrevlumab, which is in clinical development for locally advanced unresectable pancreatic cancer, metastatic pancreatic cancer, and Duchenne muscular dystrophy (“DMD”). If the Phase 3 clinical trials are successful, pamrevlumab will require substantial further investment. At this time, we do not have a collaboration partner to support the development and commercialization of pamrevlumab. Additionally, as a monoclonal antibody, pamrevlumab may require greater financial resources to commercialize (particularly in manufacturing).

Our near-term value drivers also include continued development and commercialization of roxadustat in the People’s Republic of China (“China”), Japan, Europe, and elsewhere. While we continue to co-commercialize roxadustat in China with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in China in chemotherapy-induced anemia (“CIA”), we have no plans to develop roxadustat in the United States (“U.S.”) for anemia associated with chronic kidney disease (“CKD”), myelodysplastic syndromes, or CIA.

With an eye toward our longer-term success, we are investing in new drug programs to expand our early-stage clinical pipeline. While we see great potential value in our early-stage pipeline, these programs are years away from commercialization, and the success of any development program is not guaranteed. Our biggest value drivers in the near-term rely on the success of pamrevlumab Phase 3 trials and roxadustat commercialization.

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

Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.*

The development, manufacturing, marketing, and selling of our products and product candidates are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought. The drug development and approval processes are expensive and require substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat, or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any clinical trial to support a New Drug Application/Biologics License Application submission for approval, the U.S. Food and Drug Administration (“FDA”) and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP.

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
•
the determination by regulatory authorities that additional information (including additional preclinical or clinical data or trials) are necessary to demonstrate the safety and efficacy of a product candidate,
•
disagreement over the design or implementation of our clinical trials;
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

Any of these factors, many of which are beyond our control, could delay or jeopardize our or our collaboration partners’ abilities to obtain regulatory approval for our product candidates in one or more indications.

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a CRL in CKD anemia in the U.S. from the FDA regarding roxadustat’s New Drug Application for the treatment of anemia due to CKD, stating that it could not be approved in its present form. In addition, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process or commercial uptake in other countries.

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

There is a significant risk that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated.*

While our China Collaboration Agreement with AstraZeneca will continue, it is probable that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated. Such a termination could have a material impact on our business, operating results, and financial condition, as we would not be eligible for any remaining development cost sharing or development or commercialization milestones outside of China from AstraZeneca.

Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from clinical trials in one indication may not be replicated in other indications. For example, ZEPHYRUS-1, our Phase 3 clinical trial of pamrevlumab in 356 patients with idiopathic pulmonary fibrosis, was unable to replicate the efficacy results we saw in PRAISE, a smaller Phase 2 study of pamrevlumab in the same indication.

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
•
natural disasters, such as pandemics, floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs;
•
delays in transporting intermediates, active pharmaceutical ingredients (“API”) or finished products from one geography to another; and
•
failure to obtain license to proprietary starting materials.

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.*

Even if we believe we have achieved positive clinical results, such as superiority or non-inferiority, in certain endpoints, populations or sub-populations, or using certain statistical methods of analysis, regulatory authorities conduct their own benefit-risk analysis and may reach different conclusions, using different statistical methods, different endpoints or definitions thereof, or different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. While we have and will present to regulatory authorities certain pre-specified and post hoc (not pre-specified) sub-populations, sub-group, and sensitivity analyses (for example, incident dialysis), multiple secondary endpoints, and multiple sets of stratification factors and analytical methods (such as long-term follow up analyses), including adjusted and censored data, regulatory authorities may reject these analyses, methods, or even parts of our trial design or certain data from our studies, the rationale for our pre-specified non-inferiority margins or other portions of our statistical analysis plans. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. As of the end of the second quarter of 2023, the Chinese health authority has accepted abbreviated new drug applications for eight generic roxadustat applicants.

In addition, we will likely face competition from other companies developing products in the same diseases or indications in which we are developing or commercializing products. We will also face competition for patient recruitment, enrollment for clinical trials.

Refer to Item 1. “Business - Competition” in our 2022 Form 10-K for a discussion of the specific companies that are on the market or in late-stage development with which we may compete.

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

Risks Related to Our Reliance on Third Parties

If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate would suffer.*

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including UCSF, for the continued development of FOR46 (now referred to as “FG-3246”). While we control development of FG-3246 during the up to 4-year evaluation period, we will be doing so under Fortis’s investigational new drug application. If Fortis was unable or unwilling to continue their development efforts, our ability to develop FG-3246 would be delayed.

We have also entered into collaboration agreements with respect to the development and commercialization of roxadustat with Astellas and AstraZeneca. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for commercialization of roxadustat throughout the major territories of the world.

Our agreements with Astellas and AstraZeneca provide each of them with the right to terminate their respective agreements with us, upon the occurrence of negative clinical results, delays in the development and commercialization of our product candidates or adverse regulatory requirements or guidance. In addition, each of those agreements provides our respective partners the right to terminate any of those agreements upon written notice for convenience. The termination of any of our collaboration agreements would require us to fund and perform the further development and commercialization of roxadustat in the affected territory, or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations. Moreover, if Astellas or AstraZeneca, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to commercialize roxadustat could suffer.

While we continue to co-commercialize roxadustat in China with AstraZeneca and develop roxadustat in China in CIA, it is probable that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated. In addition, if our collaboration partners are unsuccessful in their commercialization efforts (particularly in Europe and China), our results will be negatively affected.

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

If our preclinical and clinical trial contractors do not properly perform their agreed upon obligations, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.*

We rely heavily on university, hospital, and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials in accordance with our clinical protocols and designs. We also rely on a number of third-party CROs to assist in undertaking, managing, monitoring and executing our ongoing clinical trials. We expect to continue to rely on CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our development efforts in the future. We compete with many other companies for the resources of these third parties, and other companies may have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize these relationships over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may terminate these agreements or not perform satisfactorily.*

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facilities in China. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates for drug product in Europe and other countries, and on our partner Astellas for drug product in Japan. We rely on third parties for distribution, including our collaboration partners and their vendors, except in China where we have established a jointly owned entity with AstraZeneca to manage most of the distribution in China. Risks arising from our reliance on third-party manufacturers include:

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
•
the possible misappropriation of our proprietary technology, including our trade secrets and know-how; and
•
disruptions to the operations of our third-party manufacturers, distributors or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event, affecting our manufacturers, distributors or suppliers.

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

We have made certain manufacturing commitments to Samsung, and there is a contractual risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease some of our pamrevlumab clinical trials, such as our termination of our ZEPHYRUS-2 study, as well as open label extensions for IPF and DMD indications. We may also not require quantities of pamrevlumab we have prepared for launch supply (for example for the idiopathic pulmonary fibrosis indication). In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to Samsung or other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. We may be subject to payments to Samsung to cover for committed manufacturing campaigns even if we do not need the material for clinical or commercial usage. In addition, third party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

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

The logistics of our supply chain, which include shipment of materials and intermediates from countries such as China and India add additional time and risk (including risk of loss) to the manufacture of our product candidates. While we have in the past maintained sufficient inventory of materials, API, and drug product to meet our and our collaboration partners’ needs to date, the lead-time and regulatory approvals required to source from and into countries outside of the U.S. increase the risk of delay and potential shortages of supply.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for our product candidates.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a CRL for roxadustat in CKD anemia in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that our other product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction.

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

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom (”UK’s) GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data, including health-related information. For example, under the European Union GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data. We also target customers in Asia and have operations in China and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

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

Considering our current presence and potential expansion in international jurisdictions, the creation, implementation, and maintenance of anti-corruption compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. Violation of the FCPA and other anti-corruption laws can result in significant administrative and criminal penalties for us and our employees, including substantial fines, suspension or debarment from government contracting, prison sentences, or even the death penalty in extremely serious cases in certain countries. The U.S. Securities and Exchange Commission (“SEC”) also may suspend or bar us from trading securities on U.S. exchanges for violation of the FCPA’s accounting provisions. Even if we are not ultimately punished by government authorities, the costs of investigation and review, distraction of our personnel, legal defense costs, and harm to our reputation could be substantial and could limit our profitability or our ability to develop or commercialize our product candidates. In addition, if any of our competitors are not subject to the FCPA, they may engage in practices that will lead to their receipt of preferential treatment from foreign hospitals and enable them to secure business from foreign hospitals in ways that are unavailable to us.

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

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions the HHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Further, the IRA (1) directs the HHS to negotiate the price of certain single-source drugs or biologics covered under Medicare, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA of 2022 will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing the HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

A number of risks related to our international operations, many of which may be beyond our control, include: different regulatory requirements in different countries, including for drug approvals, manufacturing, and distribution; potential liability resulting from development work conducted by foreign distributors; economic weakness, including inflation, or foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country; workforce uncertainty in countries where labor unrest is more common than in the U.S.; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; political instability in particular foreign economies and markets; and business interruptions resulting from geopolitical actions specific to an international region, including war and terrorism, natural disasters, or pandemics.

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

Although the PCAOB issued a report on December 16, 2021 on its determination that it was unable to inspect or investigate completely PCAOB-registered accounting firms headquartered in China and in Hong Kong, on December 15, 2022, it announced that it was able to conduct inspections and investigations of such accounting firms in 2022 and vacated its previous 2021 determinations accordingly. While vacating those determinations, however, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by any authority there, the PCAOB would act to immediately reconsider the need to issue new determinations consistent with the HFCAA and PCAOB’s Rule 6100.

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

The U.S. government, including the SEC, has made statements and taken certain actions that have led to changes to U.S. and international relations, and will impact companies with connections to the U.S. or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China, and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. We conduct contract manufacturing and development activities and have business operations both in the U.S. and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of products and product components, our ability to raise capital, the market price of our common stock, or prevent us from commercializing and selling our drug products in certain countries.

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

AstraZeneca and we have a profit-sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to competition and our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Our current National Reimbursement Drug List reimbursement pricing is effective for a standard two-year period (between January 1, 2022 to December 31, 2023), after which time we will have to negotiate a new price for roxadustat. Sales of roxadustat in China may ultimately be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure and potentially rapid competition from other products.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We do not currently rely on revenue from China to fund our operations outside of China. However, we may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2023, approximately $79.7 million of our cash and cash equivalents is held in China.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for CIA in China, and pamrevlumab for pancreatic cancer and DMD. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2022, 2021 and 2020 were $293.7 million, $290.0 million and $189.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $1.7 billion. As of June 30, 2023, we had capital resources consisting of cash, cash equivalents and short-term investments of $335.7 million. In addition, as of June 30, 2023, we had $25.6 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue to grow our operations in China, continue our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. We believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, cash flows from commercial sales and sales of drug product, and expected third-party collaboration revenues will allow us to fund our operating plans through at least 12 months from the date of issuance of these consolidated financial statements. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

We may be required to recognize an impairment of our long-lived assets, which could adversely affect our financial performance.*

Our long-lived assets group is subject to an impairment assessment at least annually, or when certain triggering events or circumstances indicate that its carrying value may be impaired. Prolonged market declines or other factors negatively impacting the performance of our businesses could adversely affect our evaluation of the recoverability of our long-lived assets. If, as a result of the impairment test, we determine that the fair value of our long-lived asset group is less than its carrying amount, we may incur an impairment charge, which could materially and adversely affect our results of operations or financial position.

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

Our Financing Agreement with Morgan Stanley Tactical Value requires us to maintain a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S. and, while any portion of the term loans or any other obligations under the Financing Agreement remain outstanding, we must comply with certain customary affirmative and negative covenants set forth in the Financing Agreement and related loan documents. The Financing Agreement also provides for customary events of default triggers. Upon an event of default, the administrative agent under the Financing Agreement may, and at the direction of the majority lenders shall, accelerate all of our outstanding obligations under the Financing Agreement and related loan documents, terminate all outstanding funding commitments and/or exercise remedies available at law or equity or under contract for secured creditors. The term loans are secured by substantially all of our and our non-Chinese subsidiaries’ assets, subject to customary exceptions.

For additional details about these financing transactions, see Note 7, Senior Secured Term Loan Facilities and Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

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

Most of our recent revenue has been earned from collaboration partners for our product candidates under development.*

If either or both of our Astellas and AstraZeneca collaborations were to be terminated, we could require significant additional capital in order to proceed with development and commercialization of roxadustat or we may require additional partnering in order to help fund our operations. While we continue to co-commercialize roxadustat in China with AstraZeneca, and develop roxadustat in China for CIA, it is probable that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated, which could decrease expected collaboration revenue as we would not be eligible for any remaining development cost sharing or development or commercialization milestones outside of China from AstraZeneca. In addition, if our collaboration partners are unsuccessful in their commercialization efforts (particularly in Europe and China), our revenue will be negatively affected. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate development or commercialization efforts.

We may encounter difficulties in expanding our operations, particularly commercialization, successfully.*

For any product candidates that we seek to advance into commercialization, we will need to expand our regulatory, manufacturing, commercialization and administration capabilities or contract with third parties to provide these capabilities for us. This could be a particular challenge as a result of the 2023 restructuring. Our failure or delay in accomplishing any of these steps could prevent us from fully realizing the commercial success of any such product candidate.

Loss of senior management and key personnel could adversely affect our business.*

We are highly dependent on members of our senior management team. Effective July 23, 2023, our Board appointed Thane Wettig as Interim Chief Executive Officer to succeed Enrique Conterno, who resigned from his role as Chief Executive Officer and from the Board. Mr. Conterno will remain with the Company as Special Advisor to the Interim CEO through August 8, 2023, and thereafter, for a short time, as a consultant. Mr. Conterno’s resignation was not the result of any disagreement with the Company.

The loss of the services of any of our senior management could significantly impact the development and commercialization of our products and product candidates and our ability to successfully implement our business strategy.

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

On July 14, 2023, FibroGen approved a reduction to its U.S. workforce of approximately 32% to lower its operating expenses. There is a risk that we will lose valuable skills, experience, and productivity. Furthermore, employee turnover and other risks described above may be exacerbated by the restructuring as well as recent stock performance.

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

Our Board of Directors also received litigation demands from our purported shareholders, asking the Board of Directors to investigate and take action against certain current and former officers and directors of ours for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. We may in the future receive such additional demands.

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, see Note 12, Commitments and Contingencies, to the condensed consolidated financial statements.

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

In the third quarter of 2023, we were notified that a service provider of our third-party service provider had a security breach and certain of our pseudo anonymized clinical data was exfiltrated. Our initial incident response assessment was unable to determine a material impact to our Company (including the fact that we have found no personally identifiable information involved, and there is no business continuity risk). However, there is a risk that we discover a material impact in the future.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2023, the closing price of our common stock on The Nasdaq Global Select Market has ranged from $1.84 per share to $25.18 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies and biotechnology and life science companies stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, see Note 12, Commitments and Contingencies, to the condensed consolidated financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1†	Amendment No. 1 to Commercial Supply Agreement (Roxadustat) by and between FibroGen, Inc. and its Affiliates and Catalent Pharma Solutions, LLC dated as of January 1, 2023.	10-Q	001-36740	10.2	05/08/2023

10.2+	Offer Letter, dated July 23, 2023, between FibroGen, Inc. and Thane Wettig.	8-K	001-36740	10.1	07/25/2023

10.3+	Consulting Agreement, dated July 23, 2023, between FibroGen, Inc. and Enrique Conterno.	8-K	001-36740	10.2	07/25/2023

10.4*†	Amended and Restated Exclusive License Agreement by and among FibroGen, Inc., FibroGen (China) Medical Technology Development Co., Ltd., and Eluminex Biosciences Suzhou) Limited, dated April 19, 2023.	—	—	—	—

10.5*†	Financing Agreement by and among FibroGen, Inc., certain of its subsidiaries, NHTV Fairview Holding LLC, NHTV II Fairview Holding LLC, MSTV Fund II Employees Fairview Holding LLC, and Wilmington Trust, National Association, dated as of April 29, 2023.	—	—	—	—

10.6*†	Evaluation Agreement by and between FibroGen, Inc. and Fortis Therapeutics, Inc., dated May 5, 2023.	—	—	—	—

10.7*†	Option Agreement and Plan of Merger by and among FibroGen, Inc., Fortis Therapeutics, Inc., and Shareholder Representative Services LLC, dated as of May 5, 2023.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

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

FibroGen, Inc.

Date: August 7, 2023	By:	/s/ Thane Wettig
Thane Wettig
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)