Form 10-Q
period 2023-09-30
FIBROGEN INC
filed 2023-11-06
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock outstanding as of October 31, 2023 was 98,340,219.

FIBROGEN, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	88
Item 4.	Mine Safety Disclosures	88
Item 5.	Other Information	88
Item 6.	Exhibits	89
	Signatures	90

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$120,914	$155,700
Short-term investments	130,426	266,308
Accounts receivable, net ($22,916 and $12,088 from related parties)	31,694	16,299
Inventories	40,696	40,436
Prepaid expenses and other current assets	40,378	14,083
Total current assets	364,108	492,826
Restricted time deposits	2,072	2,072
Long-term investments	—	4,348
Property and equipment, net	14,512	20,605
Equity method investment in unconsolidated variable interest entity	4,534	5,061
Operating lease right-of-use assets	71,248	79,893
Other assets	3,952	5,282
Total assets	$460,426	$610,087

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$19,220	$30,758
Accrued and other current liabilities ($29,157 and $63,886 to a related party)	170,986	219,773
Deferred revenue ($5,482 and $9,259 to related parties)	7,325	12,739
Operating lease liabilities, current	11,884	10,292
Total current liabilities	209,415	273,562
Product development obligations	16,942	16,917
Deferred revenue, net of current ($4,671 and $31,044 to a related party)	154,206	185,722
Operating lease liabilities, non-current	70,035	79,593
Senior secured term loan facilities, non-current	71,666	—
Liability related to sale of future revenues, non-current	49,109	49,333
Other long-term liabilities ($668 and $0 to a related party)	4,255	6,440
Total liabilities	575,628	611,567

Commitments and Contingencies (Note 12)

Redeemable non-controlling interests	21,480	—
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2023 and December 31, 2022; 98,339 and 94,166 shares issued and outstanding at September 30, 2023 and December 31, 2022	983	942
Additional paid-in capital	1,634,459	1,541,019
Accumulated other comprehensive loss	(6,923)	(5,720)
Accumulated deficit	(1,785,688)	(1,557,688)
Total stockholders’ deficit attributable to FibroGen	(157,169)	(21,447)
Nonredeemable non-controlling interests	20,487	19,967
Total deficit	(136,682)	(1,480)
Total liabilities, redeemable non-controlling interests and deficit	$460,426	$610,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
License revenue (includes $0, $0, $0 and $22,590 from a related party)	$2,649	$—	$9,649	$22,590
Development and other revenue (includes $2,358, $1,414, $5,821, and $8,419 from a related party)	6,775	2,453	15,825	19,672
Product revenue, net (includes $26,463, $14,914, $68,347 and $50,873 from a related party)	29,390	17,359	77,439	59,495
Drug product revenue, net (from a related party)	1,320	(4,077)	17,701	4,610
Total revenue	40,134	15,735	120,614	106,367

Operating costs and expenses:
Cost of goods sold	4,243	4,308	13,441	15,355
Research and development	61,194	75,182	231,158	235,163
Selling, general and administrative	25,573	29,902	91,029	90,722
Restructuring charge	12,606	—	12,606	—
Total operating costs and expenses	103,616	109,392	348,234	341,240
Loss from operations	(63,482)	(93,657)	(227,620)	(234,873)

Interest and other, net
Interest expense	(5,022)	(84)	(10,464)	(321)
Interest income and other income (expenses), net	4,296	1,798	7,984	6,672
Total interest and other, net	(726)	1,714	(2,480)	6,351

Loss before income taxes	(64,208)	(91,943)	(230,100)	(228,522)
Provision for (benefit from) income taxes	84	114	(77)	250
Investment income in unconsolidated variable interest entity	677	407	2,023	1,293
Net loss	$(63,615)	$(91,650)	$(228,000)	$(227,479)

Net loss per share - basic and diluted	$(0.65)	$(0.98)	$(2.35)	$(2.43)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	98,245	93,767	96,901	93,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(63,615)	$(91,650)	$(228,000)	$(227,479)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,033)	(436)	(3,618)	(28)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	360	20	2,415	(3,155)
Other comprehensive gain (loss), net of taxes	(673)	(416)	(1,203)	(3,183)
Comprehensive loss	(64,288)	(92,066)	(229,203)	(230,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity (Deficit)	Interests
								(Note 3)
Balance at June 30, 2023	98,204,243	$982	$1,625,067	$(6,250)	$(1,722,073)	$20,487	$(81,787)	$21,480
Net loss	—	—	—	—	(63,615)	—	(63,615)	—
Change in unrealized gain or loss on investments	—	—	—	360	—	—	360	—
Foreign currency translation adjustments	—	—	—	(1,033)	—	—	(1,033)	—
Shares issued from stock plans, net of payroll taxes paid	134,880	1	(84)	—	—	—	(83)	—
Stock-based compensation	—	—	9,476	—	—	—	9,476	—
Balance at September 30, 2023	98,339,123	$983	$1,634,459	$(6,923)	$(1,785,688)	$20,487	$(136,682)	$21,480

Balance at June 30, 2022	93,733,034	$937	$1,509,636	$(6,930)	$(1,399,863)	$19,967	$123,747	$—
Net loss	—	—	—	—	(91,650)	—	(91,650)	—
Change in unrealized gain or loss on investments	—	—	—	20	—	—	20	—
Foreign currency translation adjustments	—	—	—	(436)	—	—	(436)	—
Shares issued from stock plans, net of payroll taxes paid	203,306	2	(995)	—	—	—	(993)	—
Stock-based compensation	—	—	15,585	—	—	—	15,585	—
Balance at September 30, 2022	93,936,340	$939	$1,524,226	$(7,346)	$(1,491,513)	$19,967	$46,273	$—

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity (Deficit)	Interests
								(Note 3)
Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(228,000)	—	(228,000)	—
Consolidation of Fortis (Note 3)	—	—	—	—	—	520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	2,415	—	—	2,415	—
Foreign currency translation adjustments	—	—	—	(3,618)	—	—	(3,618)	—
Issuance of common stock under ATM Program	2,472,090	24	48,383	—	—	—	48,407	—
Shares issued from stock plans, net of payroll taxes paid	1,700,947	17	3,586	—	—	—	3,603	—
Stock-based compensation	—	—	41,471	—	—	—	41,471	—
Balance at September 30, 2023	98,339,123	$983	$1,634,459	$(6,923)	$(1,785,688)	$20,487	$(136,682)	$21,480

Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113	$—
Net loss	—	—	—	—	(227,479)	—	(227,479)	—
Change in unrealized gain or loss on investments	—	—	—	(3,155)	—	—	(3,155)	—
Foreign currency translation adjustments	—	—	—	(28)	—	—	(28)	—
Shares issued from stock plans, net of payroll taxes paid	1,055,807	10	(1,583)	—	—	—	(1,573)	—
Stock-based compensation	—	—	49,395	—	—	—	49,395	—
Balance at September 30, 2022	93,936,340	$939	$1,524,226	$(7,346)	$(1,491,513)	$19,967	$46,273	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(228,000)	$(227,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,653	7,503
Amortization of finance lease right-of-use assets	402	411
Net accretion of premium and discount on investments	(3,654)	1,842
Investment income in unconsolidated variable interest entity	(2,023)	(1,293)
Loss (gain) on disposal of property and equipment	1	(3)
Stock-based compensation	41,471	49,377
Acquired in-process research and development expenses	24,636	—
Non-cash interest expense related to sale of future revenues	5,636	—
Dividend received from unconsolidated variable interest entity	2,255	—
Impairment of investment	1,000	—
Realized loss on sales of available-for-sale securities	271	5
Changes in operating assets and liabilities:
Accounts receivable, net	(16,283)	983
Inventories	(1,519)	(11,147)
Prepaid expenses and other current assets	(27,393)	8,265
Operating lease right-of-use assets	8,447	7,759
Other assets	962	823
Accounts payable	(14,057)	(5,120)
Accrued and other liabilities	(50,246)	87,167
Operating lease liabilities, current	1,669	715
Deferred revenue	(36,930)	4,509
Accrued interest for finance lease liabilities	(22)	(68)
Operating lease liabilities, non-current	(9,447)	(7,407)
Other long-term liabilities	(1,529)	(10,262)
Net cash used in operating activities	(296,700)	(93,420)

Investing activities
Purchases of property and equipment	(2,268)	(3,408)
Payment made for acquired in-process research and development asset	—	(35,000)
Proceeds from sale of property and equipment	—	8
Purchases of available-for-sale securities	(157,210)	(97,301)
Cash acquired from consolidation of Fortis	656	—
Proceeds from sales of available-for-sale securities	1,730	7,382
Proceeds from maturities of investments	300,507	216,342
Net cash provided by investing activities	143,415	88,023

Financing activities
Proceeds from senior secured term loan facilities, net of issuance costs	74,078	—
Cash paid for transaction costs for senior secured term loan facilities	(2,746)	—
Repayments of finance lease liabilities	(128)	(23)
Repayments of lease obligations	(302)	(302)
Cash paid for payroll taxes on restricted stock unit releases	—	(4,562)
Proceeds from issuance of common stock under ATM Program, net of commissions	48,407	—
Proceeds from issuance of common stock under employee stock plans	3,686	2,989
Net cash provided by (used in) financing activities	122,995	(1,898)
Effect of exchange rate change on cash and cash equivalents	(4,496)	(7,968)
Net decrease in cash and cash equivalents	(34,786)	(15,263)
Total cash and cash equivalents at beginning of period	155,700	171,223
Total cash and cash equivalents at end of period	$120,914	$155,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Description of Operations

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. The Company applies its pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, and connective tissue growth factor to advance innovative medicines for the treatment of anemia and cancer.

Pamrevlumab, a human monoclonal antibody targeting connective tissue growth factor, is in Phase 3 clinical development for the treatment of locally advanced unresectable pancreatic cancer. Pamrevlumab is also in Phase 2/3 development for the treatment of metastatic pancreatic cancer. To date, the Company has retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease for patients who are on dialysis and not on dialysis. Roxadustat is in clinical development for chemotherapy-induced anemia in China.

The Company has a pipeline of late-stage clinical programs as well as preclinical drug candidates at various stages of development that include both small molecules and biologics. FibroGen’s goal is to build a diversified pipeline with novel drugs that will address unmet patient needs with a refined focus in oncology.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023, except for the updates to the following:

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

Restructuring Charge

A restructuring charge is recognized when the liability is incurred and accrued in the period in which it is probable that the employees are entitled to the restructuring benefits and the amounts can be reasonably estimated. The restructuring liability accrued but not paid at the end of the reporting period is included in accrued and other current liabilities in the consolidated balance sheets.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the three and nine months ended September 30, 2023 and 2022. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options	11,293	9,715	10,022	9,794
RSUs, PRSUs and TSR awards	4,596	1,978	3,208	2,066
ESPP	559	50	556	390
	16,448	11,743	13,786	12,250

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

The aggregate amount of consideration received through September 30, 2023 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2023	2022	2023	2022
Astellas Japan Agreement	Development revenue	$36	$45	$164	$156

The transaction price related to consideration received through September 30, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement (in thousands):

Astellas Japan Agreement	Total Consideration Through September 30, 2023
License	$100,347
Development revenue	17,047
Total license and development revenue	$117,394

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2023 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through September 30, 2023 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2023	2022	2023	2022
Astellas Europe Agreement	License revenue	$—	$—	$—	$22,590
	Development revenue	$2,322	$1,369	$5,657	$8,263

The transaction price related to consideration received through September 30, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement as follows (in thousands):

Astellas Europe Agreement	Total Consideration Through September 30, 2023
License	$618,975
Development revenue	285,922
Total license and development revenue	$904,897

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended September 30, 2023 under the Astellas Europe Agreement. The remainder of the transaction price related to the Astellas Europe Agreement includes $0.8 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period.

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

The aggregate amount of consideration received under the AstraZeneca U.S./RoW Agreement through September 30, 2023 totaled $439.0 million, excluding drug product revenue that is discussed separately below. Based on its current development plans for roxadustat in the U.S., the Company does not expect to receive most or all of the additional potential milestones under the AstraZeneca U.S./RoW Agreement.

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

AstraZeneca China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The AstraZeneca China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the AstraZeneca China Amendment in 2020 as discussed below, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of such consideration received for milestone and upfront payments through September 30, 2023 totaled $77.2 million.

On September 18, 2023, the Company received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market Roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied or partially satisfied. As of September 30, 2023, the $4.0 million milestone was recorded as a contract asset and was fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement.

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

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2023	2022	2023	2022
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$2,649	$—	$2,649	$—
	Development revenue	$3,676	$579	$7,981	$9,750

The transaction price related to consideration received through September 30, 2023 and accounts receivable has been allocated to each of the following performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, along with any associated deferred revenue as follows (in thousands):

AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Cumulative Revenue Through September 30, 2023	Deferred Revenue at September 30, 2023		Total Consideration Through September 30, 2023
License	$344,493	$—		$344,493
Co-development, information sharing & committee services	623,619	—		623,619
China performance obligation *	175,081	177,576		352,657
Total license and development revenue	$1,143,193	$177,576	**	$1,320,769

* China performance obligation revenue is recognized as product revenue, as described under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of September 30, 2023, deferred revenue included $151.4 million related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, which represents the net of $177.6 million of deferred revenue presented above and a $26.2 million unbilled milestone and co-development revenue under the AstraZeneca China Amendment.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2023 under the AstraZeneca U.S./RoW Agreement. The remainder of the transaction price related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement includes $2.0 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang, and is expected to continue through 2028, which reflects our best estimates.

The net product revenue from the sales to Falikang and the net product revenue from direct sales distributors in China are described under Product Revenue, Net section below.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct Sales:
Gross revenue	$3,186	$2,610	$9,853	$8,972
Discounts and rebates	(261)	(166)	(763)	(353)
Sales returns	2	1	2	3
Direct sales revenue, net	2,927	2,445	9,092	8,622

Sales to Falikang:
Gross transaction price	42,294	32,510	118,696	83,517
Profit share	(18,130)	(12,980)	(51,430)	(31,894)
Net transaction price	24,164	19,530	67,266	51,623
Decrease (increase) in deferred revenue	2,299	(4,616)	1,081	(750)
Sales to Falikang revenue, net	26,463	14,914	68,347	50,873
Total product revenue, net	$29,390	$17,359	$77,439	$59,495

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet and were immaterial as of September 30, 2023 and December 31, 2022, respectively. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales were immaterial as of September 30, 2023 and December 31, 2022, respectively.

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

Periodically, the Company updates its assumptions such as total sales quantity, performance period, gross transaction price and profit share and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $2.3 million and $1.1 million from the revenue of the China performance obligation during the three and nine months ended September 30, 2023, respectively. The product revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied in previous periods was immaterial for the three months ended September 30, 2023.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Currency Translation and Other	Balance at September 30, 2023
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(175,646)	$(72,519)	$68,347	$2,242	$(177,576)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of September 30, 2023, approximately $28.0 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $2.5 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Astellas Japan Agreement	$695	$(4,313)	$16,236	$3,297
Astellas Europe Agreement	625	236	1,465	1,313
Drug product revenue, net	$1,320	$(4,077)	$17,701	$4,610

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded an adjustment to the drug product revenue of $0.7 million for the three months ended September 30, 2023. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

During the three months ended June 30, 2023, the Company fulfilled two shipment obligations under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $14.4 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment and accordingly recorded a reduction to the drug product revenue of $0.6 million for the three months ended June 30, 2023. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign exchange impacts, among others.

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

During the three months ended September 30, 2022, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $4.3 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign currency translation impact and the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

As of September 30, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $0.6 million in accrued liabilities and $0.7 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

The Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in the prior years. The Company recognized the related fully burdened manufacturing costs as drug product revenue in the respective periods and recorded the constrained transaction price in deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. The Company updates its estimate of variable consideration related to the bulk drug product transferred in prior years at each balance sheet date.

During 2022, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, the Company reclassified the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of December 31, 2022, the related balance was $57.4 million in accrued liabilities, which was paid to Astellas during the second quarter of 2023. Further for the nine months ended September 30, 2023, the Company reclassified $28.7 million from the related deferred revenue to accrued liabilities. As of September 30, 2023, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $28.6 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $0.6 million and $1.5 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three and nine months ended September 30, 2023, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at September 30, 2023
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(40,303)	$—	$1,465	$28,685	$(10,153)

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the periods presented.

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities during the year ended December 31, 2022, which remained unchanged as of September 30, 2023 and December 31, 2022, representing the Company’s best estimate that this amount will be paid within the next 12 months.

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

During the three months ended September 30, 2023, the Company recognized a $0.5 million upfront payment related to patent transfer under the A&R Eluminex Agreement. During the three months ended June 30, 2023, the Company recognized a $1.0 million upfront payment. During the three months ended March 31, 2023, the Company recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment.

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

Amounts recognized as revenue under the Eluminex were as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2023	2022	2023	2022
Eluminex	License revenue	$—	$—	$7,000	$—
	Other revenue - patent transfer	500	—	500	—
	Other revenue - contract manufacturing	$241	$460	$723	$1,502

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

Pursuant to the guidance under Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date, and continues to consolidate as of September 30, 2023. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable IPR&D asset.

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

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and September 30, 2023, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The NCI attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shares holders upon occurrence of certain events out of the Company’s control.

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

The Company used a third party valuation specialist to determine the fair value of the IPR&D assets using a risk-adjusted net present value discounted cash flow model (the “rNPV”) with the following key assumptions: (i) estimated cash flow forecasts of peak sales, sales penetration, remaining IPR&D related product development costs, and other related general and administrative costs; (ii) probabilities of technical success of future underlying Phase II and Phase III clinical trials and ensuing probability of regulatory approval related to the IPR&D assets; and (iii) estimate of a risk-adjusted discount rate of 16.5%. The acquired IPR&D assets were determined to have no alternative future use. Accordingly, the Company expensed fair value of the acquired IPR&D assets of $24.4 million as research and development expense in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

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

As of September 30, 2023, total assets and liabilities of Fortis were immaterial. For the period from the Option Acquisition Date to September 30, 2023, Fortis’ net income (losses) was immaterial.

4. Equity method investment - Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion, while AstraZeneca meets both the power and economic criteria under the ASC 810 to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. The Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the condensed consolidated statement of operations and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, there has been no such loans. During the three months ended September 30, 2023, the Company received $2.3 million of dividend distribution from Falikang.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2022	Share of Net Income	Dividend Received	Currency Translation	Balance at September 30, 2023
Falikang	51.1%	$5,061	$2,023	$(2,255)	$(295)	$4,534

Falikang is considered a related party to the Company. See Note 11, Related Party Transactions, for related disclosures.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$22,016	$—	$—	$22,016
Corporate bonds	—	11,910	—	11,910
Commercial paper	—	78,800	—	78,800
U.S. government bonds	18,834	43,831	—	62,665
Agency bonds	—	4,967	—	4,967
Total	$40,850	$139,508	$—	$180,358

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$19,881	$—	$—	$19,881
Corporate bonds	—	82,008	—	82,008
Commercial paper	—	57,381	—	57,381
U.S. government bonds	98,972	12,373	—	111,345
Agency bonds	—	11,468	—	11,468
Asset-backed securities	—	2,474	—	2,474
Foreign government bonds	—	4,980	—	4,980
Convertible promissory note	—	—	1,000	1,000
Total	$118,853	$170,684	$1,000	$290,537

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data, and other observable inputs. During the three and nine months ended September 30, 2023, a total of $8.5 million and $15.4 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$70,982	$135,819
Commercial paper	22,942	—
Money market funds	22,016	19,881
U.S. government bonds	4,974	—
Total cash and cash equivalents	$120,914	$155,700

At September 30, 2023 and December 31, 2022, a total of $60.1 million and $92.5 million of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations, respectively.

Investments

The Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$11,987	$—	$(77)	$11,910
Commercial paper	55,859	—	(1)	55,858
U.S. government bonds	57,734	3	(46)	57,691
Agency bonds	4,965	2	—	4,967
Total investments	$130,545	$5	$(124)	$130,426

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$83,080	$—	$(1,072)	$82,008
Commercial paper	57,381	—	—	57,381
U.S. government bonds	112,547	5	(1,207)	111,345
Agency bonds	11,690	—	(222)	11,468
Asset-backed securities	2,484	—	(10)	2,474
Foreign government bonds	5,007	—	(27)	4,980
Convertible promissory note	1,000	—	—	1,000
Total investments	$273,189	$5	$(2,538)	$270,656

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$2,483	$(8)	$9,427	$(69)	$11,910	$(77)
U.S. government bonds	17,360	(4)	8,960	(42)	26,320	(46)
Commercial paper	3,481	(1)	—	—	3,481	(1)
Total	$23,324	$(13)	$18,387	$(111)	$41,711	$(124)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$6,738	$(147)	$75,270	$(925)	$82,008	$(1,072)
U.S. government bonds	22,326	(13)	67,909	(1,194)	90,235	(1,207)
Agency bonds	—	—	11,468	(222)	11,468	(222)
Asset-backed securities	2,474	(10)	—	—	2,474	(10)
Foreign government bonds	—	—	4,980	(27)	4,980	(27)
Total	$31,538	$(170)	$159,627	$(2,368)	$191,165	$(2,538)

At September 30, 2023, the available-for-sale investments had remaining contractual maturities of less than twelve months.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value and the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any impairment for its available-for-sale investments during the three and nine months ended September 30, 2023 and 2022.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$1,179	$1,241
Work-in-progress	34,906	36,003
Finished goods	4,611	3,192
Total inventories	$40,696	$40,436

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Preclinical and clinical trial accruals	$34,670	$57,780
API and bulk drug product price true-up	40,325	75,055
Litigation settlement	28,500	—
Payroll and related accruals	14,054	22,562
Accrued restructuring charge	4,694	—
Accrued co-promotion expenses - current	10,065	36,677
Roxadustat profit share to AstraZeneca	6,884	7,280
Property taxes and other taxes	7,950	7,691
Professional services	11,016	5,480
Current portion of liability related to sale of future revenues	5,860	—
Other	6,968	7,248
Total accrued and other current liabilities	$170,986	$219,773

The accrued liabilities of $40.3 million for API and bulk drug product price true-up as of September 30, 2023 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

As of September 30, 2023, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Legal Proceedings and Other Matters section in Note 12, Commitments and Contingencies, for details.

On July 14, 2023, the Company approved a restructuring plan (the “Plan”) to lower the Company’s operating expenses. The Plan included a reduction to the Company’s U.S. workforce of approximately 32%. As a result, the Company recorded a total of $12.6 million non-recurring restructuring charge during the three months ended September 30, 2023, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. During the three months ended September 30, 2023, total cash payments under the Plan was $7.9 million. The remaining accrued restructuring charge was $4.7 million as of September 30, 2023 and will be substantially paid out by early 2024. The Plan is in connection with the Company’s efforts to streamline operations to align with the Company’s business goals.

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features have expired as of September 30, 2023.

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

On May 8, 2023, the Company received $74.1 million, representing the Initial Term Loan of $75.0 million net of $0.9 million issuance costs. The issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for three and nine months ended September 30, 2023. The Company recorded interest expense of $2.9 million and $4.5 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of September 30, 2023, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of September 30, 2023, the fair values of such derivatives were negligible due to the low probability of the underlying events.

The Company’s senior secured term loan facilities as of September 30, 2023 were as follows (in thousands):

September 30, 2023
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(3,334)
Senior secured term loan facilities, ending balance	71,666
Less: Current Portion classified to accrued and other current liabilities	—
Senior secured term loan facilities, non-current	$71,666

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 16.07% as of September 30, 2023.

The following table summarizes the activities of the liability related to sale of future revenues for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Liability related to sale of future revenues - beginning balance	$49,333
Interest expense recognized	5,636
Liability related to sale of future revenues - ending balance	54,969
Less: Current portion classified to accrued and other current liabilities	(5,860)
Liability related to sale of future revenues, non-current	$49,109

During the three and nine months ended September 30, 2023, the Company recognized, under Astellas Agreements, development revenue of $2.4 million and $5.8 million, respectively, and drug product revenue of $1.3 million and $17.7 million, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenue, for details.

During the three and nine months ended September 30, 2023, the Company recognized the related non-cash interest expense of $2.1 million and $5.6 million, respectively.

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

There was no transaction under the ATM Program for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company sold 2,472,090 shares under the ATM Program, for proceeds of approximately $48.4 million, net of commissions to Sales Agents, at a weighted-average offering prices per share of $19.63.

10. Income Taxes

Provisions for (benefits from) income tax for the three and nine months ended September 30, 2023 and 2022 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

11. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded license and development revenue related to collaboration agreements with Astellas of $2.4 million and $1.4 million for the three months ended September 30, 2023 and 2022, and $5.8 million and $31.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also recorded drug product revenue from Astellas of $1.3 million and $(4.1) million for the three months ended September 30, 2023 and 2022, and $17.7 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, accounts receivable from Astellas were $8.7 million and $1.5 million, respectively.

As of September 30, 2023 and December 31, 2022, total deferred revenue from Astellas was $10.2 million and $40.3 million, respectively.

As of September 30, 2023, the amounts due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $29.8 million. As of December 31, 2022, the amount due to Astellas, included in accrued and other current liabilities, was $63.9 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 4, Equity method investment - Variable Interest Entity, for details.

The net product revenue from Falikang was $26.5 million and $14.9 million for the three months ended September 30, 2023 and 2022, and $68.3 million and $50.9 million for the nine months ended September 30, 2023 and 2022, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.7 million and $0.4 million for the three months ended September 30, 2023 and 2022, and $2.0 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, the Company received $2.3 million of dividend distribution from Falikang. As of September 30, 2023 and December 31, 2022, the Company’s equity method investment in Falikang was $4.5 million and $5.1 million, respectively. See Note 4, Equity method investment - Variable Interest Entity, for details. The other income from Falikang was immaterial for each of the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, accounts receivable, net, from Falikang, were $14.2 million and $10.5 million, respectively.

12. Commitments and Contingencies

Contract Obligations

As of September 30, 2023, the Company had outstanding total non-cancelable purchase obligations of $37.8 million, including $22.8 million for manufacture and supply of pamrevlumab, $2.2 million for manufacture and supply of roxadustat, and $12.8 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

As of September 30, 2023, the Company had $81.9 million of operating lease liabilities.

In addition, see Note 7, Senior Secured Term Loan Facilities and Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its condensed consolidated balance sheet as of September 30, 2023, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. Plaintiffs filed their consolidated amended complaint on October 29, 2021 and a corrected consolidated amended complaint on November 19, 2021 (the “Complaint”). The Complaint alleges false and misleading statements between December 2018 and June 2021 and seeks to represent a class of persons or entities that purchased FibroGen securities between December 20, 2018 and July 15, 2021. On July 15, 2022, the court issued an order denying Defendants’ motions to dismiss. Defendants answered the Complaint on September 13, 2022. On January 27, 2023, Plaintiffs filed a motion for class certification, which the court granted in part and denied in part on October 3, 2023. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of September 30, 2023, the Company recorded the $28.5 million in accrued and other current liabilities in the condensed consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims, remains pending. Defendants filed a motion to dismiss the complaint in that case on September 20, 2023.

On July 30, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative”). On December 27, 2021, a second purported shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative”). On April 14, 2022, a third purported shareholder derivative complaint was filed in the Delaware Court of Chancery (the “First Delaware Chancery Derivative”). On June 1, 2023, a fourth purported shareholder derivative complaint was filed in the Delaware Court of Chancery (the “Second Delaware Chancery Derivative”). All four derivative actions name FibroGen’s current and former officers and directors as defendants, as well as FibroGen as nominal defendant, and assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The California Federal Derivative action and the Delaware Federal Derivative action are stayed pending the resolution of any motions for summary judgment in the securities class action. The First and Second Delaware Chancery Derivative actions have been consolidated and the plaintiffs in the consolidated Delaware Chancery Derivative filed their amended complaint on November 3, 2023. On June 30, 2023, a fifth derivative action was filed in the U.S. District Court for the District of Delaware (the “Demand Refused Derivative”). The Demand Refused Derivative action names FibroGen’s current and former officers, as well as FibroGen as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The Demand Refused Derivative has been stayed pending the outcome of any motion to dismiss the amended complaint in the Delaware Chancery Derivative.

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

BUSINESS OVERVIEW

We are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are a leading biopharmaceutical company discovering, developing and commercializing a pipeline of first-in-class therapeutics. Our lead product candidate and product are pamrevlumab and roxadustat, respectively. We apply our pioneering expertise in hypoxia-inducible factor (“HIF”) biology, 2-oxoglutarate enzymology, and connective tissue growth factor (“CTGF”) biology to advance innovative medicines for the treatment of anemia and cancer.

Pamrevlumab, a human monoclonal antibody targeting CTGF, is in Phase 3 clinical development for the treatment of locally advanced unresectable pancreatic cancer (“LAPC”). Pamrevlumab is also in Phase 2/3 development for the treatment of metastatic pancreatic cancer. To date, we have retained exclusive worldwide rights for pamrevlumab.

Roxadustat is an oral small molecule inhibitor of HIF prolyl hydroxylase (“HIF-PH”) activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) for patients who are on dialysis and not on dialysis. Roxadustat is in clinical development for chemotherapy-induced anemia (“CIA”) in China.

Our goal is to build a diversified pipeline with novel drugs that will address unmet patient needs with a refined focus in oncology.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except for per share data)
Result of Operations
Revenue	$40,134	$15,735	$120,614	$106,367
Operating costs and expenses	103,616	109,392	348,234	341,240
Net loss	(63,615)	(91,650)	(228,000)	(227,479)
Net loss per share - basic and diluted	$(0.65)	$(0.98)	$(2.35)	$(2.43)

			September 30, 2023	December 31, 2022
			(in thousands)
Balance Sheet
Cash and cash equivalents			$120,914	$155,700
Short-term and long-term investments			130,426	270,656
Accounts receivable			$31,694	$16,299
Our revenue for the three and nine months ended September 30, 2023 included primarily the revenue recognized related to the following:

•
$29.4 million and $77.4 million of net product revenue from roxadustat commercial sales in China;
•
$6.0 million and $13.8 million of development revenue recognized under our collaboration agreements with our partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca AB (“AstraZeneca”);
•
$4.0 million regulatory milestone recognized during the three months ended September 30, 2023, under AstraZeneca China Agreement (defined further below) associated with the renewal of our right to continue to market Roxadustat in China. Of this amount, $2.7 million was recognized as license revenue, $0.8 million was recognized as development revenue and the remainder was included in deferred revenue;
•
$1.3 million and $17.7 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas; and
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

As a comparison, our revenue for the three and nine months ended September 30, 2022 included primarily the revenue recognized related to the following:

•
$17.4 million and $59.5 million of net product revenue for the three and nine months ended September 30, 2022, respectively, from roxadustat commercial sales in China;
•
$2.0 million and $18.2 million of development revenue for the three and nine months ended September 30, 2022, respectively, recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$25.0 million regulatory milestone for the nine months ended September 30, 2022, recognized in the first quarter of 2022, under our collaboration agreements with our partner Astellas associated with the approval of EVRENZO® (roxadustat) in Russia. Of this amount, $22.6 million was recognized as license revenue and the remainder was included as development revenue; and
•
$(4.1) million and $4.6 million of drug product revenue for the three and nine months ended September 30, 2022, respectively, related to API deliveries to Astellas.

Operating costs and expenses for the three months ended September 30, 2023 decreased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$14.5 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to pamrevlumab which was largely completed in the prior year or terminated in the current year period;
•
$6.1 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
$4.3 million lower employee-related expenses primarily due to the reduction in force in July 2023, offset by overall merit increase, and the impact from a payroll tax refund received during the third quarter of 2022 that did not recur in the current year period;
•
$12.6 million of restructuring charge recorded in the third quarter of 2023 related to the reduction in force in July 2023;
•
$4.0 million higher outside services expenses due to higher consulting activities in roxadustat post-approval safety studies and general administrative function; and
•
$1.8 million higher clinical trial expenses primarily associated with Phase 2/3 trials for pamrevlumab for the treatment of metastatic pancreatic cancer.

Operating costs and expenses for the nine months ended September 30, 2023 increased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$24.6 million one-time, non-cash charge of acquired in-process research and development (“IPR&D”) expenses associated with the recent exclusive license for FG-3246 from Fortis Therapeutics (“Fortis”) and the acquisition of Fortis;
•
$12.6 million of restructuring charge recorded in the third quarter of 2023 related to the reduction in force in July 2023;
•
$7.6 million higher outside services expenses due to higher consulting activities in roxadustat post-approval safety studies and general administrative function;
•
$3.7 million higher employee-related expenses primarily due to overall merit increase, more business travel activities and higher severance during the current year period, and the impact from a payroll tax refund received during the third quarter of 2022 that did not recur in the current year period, offset by the impact from the reduction in force in July 2023;
•
$36.0 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to roxadustat post-approval safety studies in China and pamrevlumab which were largely completed in the prior periods; and
•
$7.9 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units.

For the three months ended September 30, 2023, we had a net loss of $63.6 million, or a net loss per basic and diluted share of $0.65, as compared to a net loss of $91.7 million, or a net loss per basic and diluted share of $0.98, for the same period a year ago, due to increases in revenue and decreases in operating costs and expenses as discussed above.

For the nine months ended September 30, 2023, we had a net loss of $228.0 million, or a net loss per basic and diluted share of $2.35, as compared to a net loss of $227.5 million, or a net loss per basic and diluted share of $2.43, for the same period a year ago, due to increases in revenue, offset by increases in operating costs and expenses, as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $283.0 million at September 30, 2023, a decrease of $159.6 million from December 31, 2022, primarily due to the cash used in operations, partially offset by the net proceeds received under our senior secured term loan facilities and at-the-market program, discussed under the Liquidity and Capital Resources section below.

Commercial, Development and Research Programs

Our goals are to continue our commercialization of roxadustat in China and other approved countries, continue our development of pamrevlumab in pancreatic cancer, and build a diversified pipeline with novel drugs that will address unmet patient needs with a refined focus in oncology.

The following is an overview of our clinical, commercial, and research programs.

Pamrevlumab: Monoclonal Antibody Targeting Connective Tissue Growth Factor

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of CTGF. In addition to enabling progression of fibrosis, CTGF has been shown preclinically to have pro-tumorigenic effects in pancreatic cancer through increasing tumor cell proliferation and survival and promoting tumor angiogenesis and metastasis.

The United States (“U.S.”) Food and Drug Administration has granted Fast Track and Orphan Drug designations to pamrevlumab for the treatment of LAPC.

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

Pamrevlumab for the Treatment of Duchenne Muscular Dystrophy

Ambulatory DMD Patients

In August 2023, we announced topline results from LELANTOS-2, our double-blind, placebo-controlled Phase 3 trial evaluating pamrevlumab in ambulatory DMD, in combination with systemic corticosteroids. The study did not meet the primary endpoint of change in the North Star Ambulatory Assessment (NSAA) total score from baseline to week 52 (placebo-corrected mean difference -0.528 points; 95% CI -2.308 to 1.251; p=0.5553). Secondary endpoints measured by change from baseline at week 52 in 4-stair climb velocity, 10-meter walk/run test, time to stand, time to loss of ambulation, and proportion of patients with greater than 10 seconds in the 10-meter walk/run test were also not met.

Preliminary safety data showed that pamrevlumab was generally safe and well tolerated. The majority of treatment emergent adverse events were mild or moderate.

The Company plans to communicate the full results of the LELANTOS-2 study at an upcoming medical forum.

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

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the third quarter of 2023, roxadustat achieved an over 37% increase in sales volume relative to the third quarter of 2022. As of August 2023, roxadustat was the top CKD anemia brand in China with approximately 42% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is currently the only HIF-PH inhibitor on the market in China).

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

A total of 159 patients with non-myeloid malignancy (solid tumor) with a baseline hemoglobin level at or below 10 g/dL were enrolled into this Phase 3, randomized, open-label, active-controlled study investigating the efficacy and safety of roxadustat for treatment of CIA. Patients were randomly assigned roxadustat or erythropoietin alfa three times per week (TIW), during a treatment period of 12 weeks, with an additional 4-week follow-up period. We recently presented results from this study in an oral presentation at the European Society for Medical Oncology Congress 2023.

Our supplemental New Drug Application for roxadustat in CIA was accepted by the China Health Authority in August 2023.

Although CIA is one of the most common side effects of chemotherapy, it is frequently undertreated. CIA can adversely affect long-term patient outcomes, as anemia limits both quality of life and the ability of patients to continue chemotherapy treatment. The incidence and severity of CIA depends on a variety of factors. This includes the type of cancer and the treatment, including the type of chemotherapy, schedule, and intensity of therapy. It also depends on whether the patient has received prior myelosuppressive chemotherapy, radiation therapy, or both. Almost 80% of cancer patients in China receiving chemotherapy develop anemia. Approximately 50% of cancer patients in China receiving chemotherapy develop severe anemia that merits treatment (hemoglobin under 10g/dL). In China, over 3 million cancer patients undergo chemotherapy.

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

FG-3246 showed monotherapy efficacy in a Phase 1 clinical study in patients with mCRPC, with a PSA50 interim response rate of 45% and an objective partial response rate of 19%. We expect final topline results of this study by the first quarter of 2024.

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

Preclinical Pipeline

Our preclinical pipeline consists of two antibodies for immuno-oncology that are in investigational new drug application-enabling studies, and an additional small molecule drug discovery pipeline that leverages the expertise we developed through our HIF-PH inhibitor programs in 2 oxoglutarate dependent dioxygenase biology.

FG-3165 is a galectin-9 (“Gal9”) targeted antibody under development for treatment of solid tumors characterized by high Gal9 levels of expression. Gal9 has been reported to bind to multiple immune checkpoints on lymphocytes that suppress T and natural killer cell activation. In preclinical studies FG-3165 and its variants inhibit Gal9 mediated T cell death, and also promotes anti-tumor immune responses in combination with other immune checkpoint targeted drugs. We plan to submit an investigational new drug application in the first quarter of 2024.

FG-3175 is a c-c motif chemokine receptor 8 (“CCR8”) targeted antibody under development for treatment of solid tumors that are highly infiltrated by CCR8-positive T regulatory cells. T regulatory cells contribute to an immune suppressed tumor microenvironment, and multiple preclinical studies have demonstrated immune activation and tumor regression following depletion of this cell type from the tumor microenvironment. FG-3175 is a variant of our previous lead anti-CCR8 antibody, FG-3163, and was deemed to be a superior clinical candidate following extended characterization of both antibodies. FG-3175 has enhanced antibody dependent cellular cytotoxicity activity and induces potent killing of CCR8 expressing cells by natural killer cells in in vitro assay systems. An investigational new drug application is planned for the second half of 2024.

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

During the three months ended September 30, 2023, we recognized a $0.5 million upfront payment under the A&R Eluminex Agreement. During the three months ended June 30, 2023, we recognized a $1.0 million upfront payment under the above amendment. During the three months ended March 31, 2023, we recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment.

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through September 30, 2023 totaled $790.1 million.

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

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $0.7 million and $(4.3) million for the three months ended September 30, 2023 and 2022, and $16.2 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $0.6 million and $0.2 million for the three months ended September 30, 2023 and 2022, and $1.5 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories not previously licensed to Astellas, except China (the “AstraZeneca U.S./RoW Agreement”). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through September 30, 2023 totaled $516.2 million.

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

On September 18, 2023, we received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market Roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied or partially satisfied.

In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the three and nine months ended September 30, 2023 and 2022.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized related net product revenue of $29.4 million and $17.4 million for the three months ended September 30, 2023 and 2022, and $77.4 million and $59.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Additional Information Related to Collaboration Agreements

Total cash consideration received through September 30, 2023 and potential cash consideration, for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through September 30, 2023	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Astellas Japan Agreement	$105,093	$67,500	$172,593
Astellas Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
AstraZeneca U.S./RoW Agreement	439,000	810,000	1,249,000
AstraZeneca China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Revenue:
License revenue	$2,649	$—	$2,649	NM	$9,649	$22,590	$(12,941)	(57)%
Development and other revenue	6,775	2,453	4,322	176%	15,825	19,672	(3,847)	(20)%
Product revenue, net	29,390	17,359	12,031	69%	77,439	59,495	17,944	30%
Drug product revenue, net	1,320	(4,077)	5,397	132%	17,701	4,610	13,091	284%
Total revenue	$40,134	$15,735	$24,399	155%	$120,614	$106,367	$14,247	13%

NM = Not meaningful

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of September 30, 2023, we expect the future development services to continue through the end of 2023. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2028, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented.

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

Total revenue increased $24.4 million, or 155% for the three months ended September 30, 2023, and increased $14.2 million, or 13% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$—	$—	NM	$—	$22,590	$(22,590)	NM
AstraZeneca	2,649	—	2,649	NM	2,649	—	2,649	NM	%
Eluminex	—	—	—	NM	7,000	—	7,000	NM
Total license revenue	$2,649	$—	$2,649	NM	$9,649	$22,590	$(12,941)	(57)%

NM = Not meaningful

License revenue recognized under our collaboration agreements with AstraZeneca for three and nine months ended September 30, 2023 represented the allocated revenue related to $4.0 million regulatory milestone associated with the renewal of our right to continue to market roxadustat in China that was included in the transaction price during the third quarter of 2023 when such milestone was achieved. License revenue recognized for the nine months ended September 30, 2023 also included a $1.0 million upfront payment under the A&R Eluminex Agreement, a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

License revenue recognized under our collaboration agreements with Astellas for the nine months ended September 30, 2022 represented the allocated revenue related to a $25.0 million regulatory milestone payment associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved.

Development and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Development revenue:
Astellas	$2,358	$1,414	$944	67%	$5,821	$8,419	$(2,598)	(31)%
AstraZeneca	3,676	579	3,097	535%	7,981	9,750	(1,769)	(18)%
Total development revenue	6,034	1,993	4,041	203%	13,802	18,169	(4,367)	(24)%
Other revenue	741	460	281	61%	2,023	1,503	520	35%
Total development and other revenue	$6,775	$2,453	$4,322	176%	$15,825	$19,672	$(3,847)	(20)%

Development and other revenue increased $4.3 million, or 176% for the three months ended September 30, 2023, and decreased $3.8 million, or 20% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the three and nine months ended September 30, 2023 was impacted by the increase in co-development billings due to the closeout activities under our collaboration agreements with Astellas for roxadustat.

Development revenue recognized under our collaboration agreements with Astellas for the nine months ended September 30, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone payment associated with the approval in Russia during the first quarter of 2022.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three months ended September 30, 2023 was impacted by the increase in co-development billings due to the closeout activities under our collaboration agreements with AstraZeneca for roxadustat, and included the allocated revenue of $0.8 million related to the above-mentioned $4.0 million regulatory milestone associated with the renewal of our right to continue to market Roxadustat in China.

Development revenue recognized under our collaboration agreements with AstraZeneca for the nine months ended September 30, 2023 was impacted by the decrease in CKD-related co-development billings in the U.S.

Other revenue recognized for the three months ended September 30, 2023 included a $0.5 million upfront payment related to patent transfer under from Eluminex. Other revenue recognized for the three and nine months ended September 30, 2023 and 2022 also included our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex, as well as revenue from sales of certain research and development material.

Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$3,186	$2,610	$576	22%	$9,853	$8,972	$881	10%
Discounts and rebates	(261)	(166)	(95)	57%	(763)	(353)	(410)	116%
Sales returns	2	1	1	100%	2	3	(1)	(33)%
Direct sales revenue, net	2,927	2,445	482	20%	9,092	8,622	470	5%

Sales to Falikang:
Gross transaction price	42,294	32,510	9,784	30%	118,696	83,517	35,179	42%
Profit share	(18,130)	(12,980)	(5,150)	40%	(51,430)	(31,894)	(19,536)	61%
Net transaction price	24,164	19,530	4,634	24%	67,266	51,623	15,643	30%
Decrease (increase) in deferred revenue	2,299	(4,616)	6,915	(150)%	1,081	(750)	1,831	(244)%
Sales to Falikang revenue, net	26,463	14,914	11,549	77%	68,347	50,873	17,474	34%
Total product revenue, net	$29,390	$17,359	$12,031	69%	$77,439	$59,495	$17,944	30%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $12.0 million, or 69% for the three months ended September 30, 2023, and increased $17.9 million, or 30%, respectively, compared to the same periods a year ago.

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

Product revenue from direct sales, increased $0.5 million, or 20% for the three months ended September 30, 2023, and increased $0.5 million, or 5% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago, due to the increase in sales volume during the current year period. The total discounts and rebates were immaterial for each of the three and nine months ended September 30, 2023 and 2022.

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

Sales to Falikang revenue, net increased $11.5 million, or 77% for the three months ended September 30, 2023, and increased $17.5 million, or 34% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago. The gross transfer price increased $9.8 million and $35.2 million, and the calculated profit share increased $5.2 million and $19.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods a year ago, primarily due to the increase in sales volume during the current year period.

Periodically, we update our assumptions such as total sales quantity, performance period and other inputs including foreign currency translation impact, among others. Following updates to our estimates, for the three and nine months ended September 30, 2023, we recognized $2.3 million and $1.1 million, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation. Comparatively, for the three and nine months ended September 30, 2022, we deferred $4.6 million and $0.8 million, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$695	$(4,313)	$5,008	116	$16,236	$3,297	$12,939	392%
Astellas Europe Agreement	625	236	389	165%	1,465	1,313	152	12%
Total drug product revenue, net:	$1,320	$(4,077)	$5,397	132%	$17,701	$4,610	$13,091	284%

Drug product revenue, net increased $5.4 million, or 132% for the three months ended September 30, 2023, and increased $13.1 million, or 284% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the third quarter of 2023, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded an adjustment to the drug product revenue of $0.7 million for the three months ended September 30, 2023. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

During the third quarter of 2022, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $4.3 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign currency translation impact, among others.

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

As of September 30, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $0.6 million in accrued liabilities and $0.7 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

During the first quarter of 2022, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified the related deferred revenue to accrued liabilities during the year ended December 31, 2022. As of December 31, 2022, the related balance was $57.4 million in accrued liabilities. Further during the first three quarters of 2023, we reclassified $28.7 million from the related deferred revenue to accrued liabilities. As of September 30, 2023, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $28.6 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $0.6 million and $1.5 million for the three and nine months ended September 30, 2023, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the three and nine months ended September 30, 2023 and 2022.

During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the AstraZeneca Master Supply Agreement. As a result, we reclassified $11.2 million from the related deferred revenue to accrued liabilities during the year ended December 31, 2022, which remained unchanged as of September 30, 2023 and December 31, 2022, representing our best estimate that this amount will be paid within the next 12 months.

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$4,243	$4,308	$(65)	(2)%	$13,441	$15,355	$(1,914)	(12)%
Research and development	61,194	75,182	(13,988)	(19)%	231,158	235,163	(4,005)	(2)%
Selling, general and administrative	25,573	29,902	(4,329)	(14)%	91,029	90,722	307	—%
Restructuring charge	12,606	—	12,606	NM	12,606	—	12,606	NM
Total operating costs and expenses	$103,616	$109,392	$(5,776)	(5)%	$348,234	$341,240	$6,994	2%

NM = Not meaningful

Total operating costs and expenses decreased $5.8 million, or 5% for the three months ended September 30, 2023, and increased $7.0 million, or 2% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold decreased $0.1 million, or 2% for the three months ended September 30, 2023, and decreased $1.9 million, or 12% for the nine months ended September 30, 2023, respectively, compared to the same periods a year ago.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $3.9 million and $4.0 million for the three months ended September 30, 2023 and 2022, and $10.7 million and 11.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cost of goods sold in China decreased as compared to the prior year periods resulting from the improved unit cost efficiency due to higher production volume, offset by the increases in the sales volume.

Cost of goods sold in the U.S. was immaterial for the three months ended September 30, 2023 and 2022, and $2.1 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. associated with the costs of the roxadustat API or bulk drug product delivered to Astellas in the respective periods. We expect costs of goods sold to increase in relation to drug product revenue as we deplete inventories that we had expensed prior to receiving regulatory approvals.

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

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2023 and 2022:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Development	2023	2022	2023		2022
		(in thousands)
Pamrevlumab	Phase 2/3	$27,466	$53,582	$115,237		$149,590
Roxadustat	Approved / Phase 3	9,120	9,147	26,570		31,873
FG-3246	Preclinical	1,759	—	27,654	*	—
Other research and development expenses		22,849	12,453	61,697		53,700
Total research and development expenses		$61,194	$75,182	$231,158		$235,163

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

Research and development expenses decreased $14.0 million, or 19% for the three months ended September 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $14.5 million in drug development expenses associated with drug substance, drug product manufacturing and logistic activities related to pamrevlumab which was largely completed in the prior year;
•
Decrease of $3.1 million in employee-related costs primarily due to the reduction in force in July 2023, offset by overall merit increase and the impact from a payroll tax refund received during the third quarter of 2022 that did not recur in the current year period;
•
Decrease of $2.3 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
Increase of $2.5 million in outside services expenses primarily related to roxadustat post-approval safety studies activities in China; and
•
Increase of $1.8 million in clinical trials costs primarily due to Phase 3 trials for pamrevlumab for the treatment of metastatic pancreatic cancer.

Research and development expenses decreased $4.0 million, or 2% for the nine months ended September 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $36.0 million in drug development expenses associated with drug substance, drug product manufacturing activities and logistic activities related to roxadustat post-approval safety studies in China and pamrevlumab which were largely completed in the prior periods;
•
Decrease of $5.2 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
Increase of $2.2 million in employee-related costs primarily due to overall merit increase and higher business travel activities during the current year period, as well as the impact from a payroll tax refund received during the third quarter of 2022 that did not recur in the current year period, offset by the impact from the reduction in force in July 2023;
•
Increase of $4.1 million information technology, facilities and allocated costs primarily associated with software costs and maintenance services;
•
Increase of $3.7 million in outside services expenses primarily related to roxadustat post-approval safety studies activities in China; and
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

SG&A expenses decreased $4.3 million, or 14% for the three months ended September 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $3.8 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
Decrease of $1.2 million in employee-related costs primarily due to the reduction in force in July 2023, offset by overall merit increase and the impact from a payroll tax refund received during the third quarter of 2022 that did not recur in the current year period; and
•
Increase of $1.6 million in outside services expenses primarily due to higher consulting activities in general administrative function.

SG&A expenses remained relatively flat for the nine months ended September 30, 2023, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Increase of $3.9 million in outside services expenses due to higher consulting activities in general administrative function and efforts to prepare for commercialization in the first half of the year;
•
Increase of $1.5 million in employee-related costs primarily due to primarily due to overall merit increase and the impact from a payroll tax refund received during the third quarter of 2022 that did not recur in the current year period, offset by the impact from the reduction in force in July 2023;
•
Decrease of $2.7 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units; and
•
Decrease of $3.8 million due to higher allocated-out information technology, facilities and costs primarily associated with software costs and maintenance services.

Restructuring Charge

On July 14, 2023, we approved a restructuring plan (the “Plan”) to lower our operating expenses. The Plan included a reduction to our U.S. workforce of approximately 32%. As a result, we recorded a total of $12.6 million non-recurring restructuring charge during the three months ended September 30, 2023, primarily consisting of notice period and severance payments, accrued vacation and employee benefits contributions. The Plan is in connection with the Company’s efforts to streamline operations to align with the Company’s business goals.

Interest and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(5,022)	$(84)	$(4,938)	5,879%	$(10,464)	$(321)	$(10,143)	3,160%
Interest income and other income (expenses), net	4,296	1,798	2,498	139%	7,984	6,672	1,312	20%
Total interest and other, net	$(726)	$1,714	$(2,440)	(142)%	$(2,480)	$6,351	$(8,831)	(139)%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense for the three and nine months ended September 30, 2023 included $2.1 million and $5.6 million, respectively, related to sale of future revenues under the Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”). See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Interest expense for each of the three and nine months ended September 30, 2023 also included $2.9 million and $4.5 million, respectively, related to the senior secured term loan facilities. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net increased $2.5 million, or 139% for the three months ended September 30, 2023, and $1.3 million, or 20% for the nine months ended September 30, 2023, compared to the same periods a year ago, primarily due to higher interest income from our investments with higher interest rate during the current year period, and favorable foreign exchange impact. The increases in the nine-month period was partially offset by an impact of $5.0 million recorded during the second quarter of 2022, which did not recur in the current year period, resulting from a reduction to other expenses to release the previously estimated late payment fees related to value added tax in China.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Loss before income taxes	$(64,208)	$(91,943)	$(230,100)	$(228,522)
Provision for (benefit from) income taxes	84	114	(77)	250
Effective tax rate	(0.1)%	(0.1)%	—%	(0.1)%

Provisions for (benefit from) income taxes for the three and nine months ended September 30, 2023 and 2022 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, which was immaterial for the three and nine months ended September 30, 2023 and 2022. See Note 4, Equity method investment - Variable Interest Entity, to the condensed consolidated financial statements for details.

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

On February 27, 2023, we entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $200.0 million (the “ATM Program”). Under the ATM Program, we sold 2,472,090 shares of our common stock and received net proceeds of approximately $48.4 million during the nine months ended September 30, 2023. See Note 9, At-the-Market Program, to the condensed consolidated financial statements for details.

On April 29, 2023, we entered into the Financing Agreement with investment funds managed by Morgan Stanley Tactical Value, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan, (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones and, (iii) an uncommitted delayed draw term loan of up to $37.5 million, to be funded at the Lenders sole discretion. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. For additional details about this financing transaction, see Note 7, Senior Secured Revolving Line of Credit, to the condensed consolidated financial statements.

As of September 30, 2023, we had cash and cash equivalents of $120.9 million, compared to $155.7 million as of December 31, 2022. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of September 30, 2023, we had short-term investments of $130.4 million, compared to short-term investments of $266.3 million and long-term investments of $4.3 million as of December 31, 2022. As of September 30, 2023, a total of $60.1 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, substantially all held in China, to be used primarily for our China operations.

Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. During the three months ended September 30, 2023, FibroGen Beijing made a repayment of $11.8 million of intercompany loans. In addition, in October 2023, FibroGen Beijing made another repayment of $21.2 million of intercompany loans. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(296,700)	$(93,420)
Investing activities	143,415	88,023
Financing activities	122,995	(1,898)
Effect of exchange rate changes on cash and cash equivalents	(4,496)	(7,968)
Net decrease in cash and cash equivalents	$(34,786)	$(15,263)

Operating Activities

Net cash used in operating activities was $296.7 million for the nine months ended September 30, 2023 and consisted primarily of net loss of $228.0 million adjusted for non-operating cash items of $77.6 million, and a net decrease in operating assets and liabilities of $146.3 million. The significant non-operating cash items included stock-based compensation expense of $41.5 million, acquired IPR&D expenses associated with the acquisition of Fortis of $24.6 million, depreciation expense of $7.7 million and non-cash interest expense related to sale of future revenues of $5.6 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $50.2 million, primarily related to the movements related to API and bulk drug product price true-up, resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, including the payment of $57.4 million previously accrued balance made during the current year period. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. The decrease was partially offset by the accrued liabilities of $28.5 million for the litigation settlement as of September 30, 2023, which is fully recoverable under our insurance policies. See Note 12, Commitments and Contingencies, to the condensed consolidated financial statements for details. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Deferred revenue decreased $36.9 million, primarily related to the reclassification of $28.7 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year period. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.
•
Accounts receivable increased $16.3 million, primarily driven by the receivable related to the API shipments to Astellas during the second quarter of 2023, as well as the timing of the receipt of payments and the billings under our collaboration and license agreements;
•
Accounts payable decreased $14.1 million, primarily driven by the payments made for the historical co-promotion expenses to AstraZeneca during the current year period, as well as the timing of invoicing and payments; and
•
Prepaid expenses and other current assets increased $27.4 million, primarily due to the $28.5 million receivable as of September 30, 2023 for the insurance recovery for the above-mentioned litigation settlement.

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

Net cash provided by investing activities was $143.4 million for the nine months ended September 30, 2023 and consisted primarily of $300.5 million of proceeds from maturities of investments, partially offset by $157.2 million of cash used in purchases of available-for-sale securities.

Net cash provided by investing activities was $88.0 million for the nine months ended September 30, 2022 and consisted primarily of $216.3 million of proceeds from maturities of investments and $7.4 million of proceeds from sales of available-for-sale securities, partially offset by $97.3 million of cash used in purchases of available-for-sale securities, $35.0 million of cash paid for the acquired IPR&D asset, and $3.4 million of cash used in purchases of property and equipment.

Financing Activities

Financing activities primarily reflect proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, repayments of our lease liabilities and obligations.

Net cash provided by financing activities was $123.0 million for the nine months ended September 30, 2023 and consisted primarily of $71.3 million net proceeds from senior secured term loan facilities, $48.4 million net proceeds received under the ATM Program, $3.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Stock Purchase Plan.

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

Commitments and Contingencies

Contractual Obligations

As of September 30, 2023, we had $81.9 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $15.2 million expected to be paid within the next 12 months.

As of September 30, 2023, we had outstanding total non-cancelable purchase obligations of $37.8 million, including $22.8 million for manufacture and supply of pamrevlumab, $2.2 million for manufacture and supply of roxadustat, and $12.8 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $31.8 million expected to be paid within the next 12 months.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of September 30, 2023, we had $71.7 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of September 30, 2023, we had $55.0 million of liability related to sale of future revenues on the condensed consolidated balance sheets, $5.9 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2023 compared with the disclosures in Part II, Item 7 of our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and nine months ended September 30, 2023, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of September 30, 2023, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 12, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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
•
If our manufacturers or we cannot properly manufacture the appropriate volume of product, we may experience delays in development, regulatory approval, launch, or successful commercialization.
•
We face substantial competition in the discovery, development and commercialization of product candidates.
•
Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

Risks Related to Our Reliance on Third Parties

•
If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in these collaborations, our ability to successfully develop and commercialize the relevant product candidate would suffer.

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
•
We may have shortfalls, delays, or excesses in manufacturing.
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

The near-term value drivers for the Company depend in large part on pamrevlumab, which is in clinical development for locally advanced unresectable pancreatic cancer and metastatic pancreatic cancer. If the Phase 3 clinical trials are successful, pamrevlumab will require substantial further investment. At this time, we do not have a collaboration partner to support the development and commercialization of pamrevlumab. Additionally, as a monoclonal antibody, pamrevlumab may require greater financial resources to commercialize (particularly in manufacturing).

Our near-term value drivers also include continued development and commercialization of roxadustat in the People’s Republic of China (“China”), Japan, Europe, and elsewhere. While we continue to co-commercialize roxadustat in China with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in China in chemotherapy-induced anemia (“CIA”), we have no plans to develop roxadustat in the United States (“U.S.”) for anemia associated with chronic kidney disease (“CKD”) (and have withdrawn our New Drug Application for CKD anemia), myelodysplastic syndromes, or CIA.

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

If any of our late stage programs are successful, and we choose to undertake sales, distribution, and marketing of any of our products directly, there are risks involved with establishing these capabilities. Factors that may inhibit our efforts to commercialize our products on our own include:

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

Even if we believe our clinical trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a complete response letter in CKD anemia in the U.S. from the FDA regarding roxadustat’s New Drug Application for the treatment of anemia due to CKD, stating that it could not be approved in its present form. In addition, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process or commercial uptake in other countries.

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

Preclinical, Phase 1 and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical and early clinical trials, which are often highly variable and use small sample sizes, may not be predictive of similar results in humans or in larger, controlled clinical trials, and successful results from clinical trials in one indication may not be replicated in other indications. For example, our Phase 3 clinical trials of pamrevlumab in idiopathic pulmonary fibrosis (“IPF”) and Duchenne muscular dystrophy (“DMD”) were unable to replicate the efficacy results we saw in smaller Phase 2 studies.

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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Pamrevlumab is being studied in patient populations that are at high risk of death and adverse events, and even if unrelated to pamrevlumab, adverse safety findings in these trials may limit its further development or commercial potential. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. There have been other products, including erythropoiesis stimulating agents, for which safety concerns have been uncovered following approval by regulatory authorities. Such safety concerns have led to labeling changes or withdrawal of erythropoiesis stimulating agent products from the market. While roxadustat is chemically unique from erythropoiesis stimulating agents, it or any of our product candidates may be subject to known or unknown risks. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

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

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as well as for raw materials and components for manufacture of our products, as required for both late-stage clinical trials, post-approval trials, and commercial supply. There is a general risk of delayed drug supply due to delays experienced by any third-party provider in the supply chain, including raw material and components suppliers, export and customs locations, and shipping companies. In addition, due to our withdrawal of our New Drug Application in the U.S. in CKD anemia, we may have excess supply manufactured in anticipation of commercialization. Such roxadustat excess supply could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such roxadustat formulation is approved. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. As of the end of the third quarter of 2023, the Chinese health authority has accepted abbreviated New Drug Applications for 12 generic roxadustat applicants.

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

We rely on the Pancreatic Cancer Action Network (“PanCAN”) to run its Precision PromiseSM Phase 2/3 registration study in metastatic pancreatic cancer. While this study includes pamrevlumab in combination with standard of care chemotherapy, we do not run this study and have very little control over the way it is conducted. Therefore pamrevlumab’s success in this indication is highly dependent on PanCAN’s ability and willingness to run the Precision Promise study. We are also dependent on PanCAN providing sufficient data for us to analyze and, if successful, submit for marketing authorization to the appropriate regulatory authorities.

We have also entered into collaboration agreements with respect to the development and commercialization of roxadustat with Astellas Pharma Inc. (“Astellas”) and AstraZeneca. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for commercialization of roxadustat throughout the major territories of the world.

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

While we continue to co-commercialize roxadustat in China with AstraZeneca and develop roxadustat in China in CIA, it is probable that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated now that we have withdrawn our NDA in the U.S. for CKD anemia. In addition, if our collaboration partners are unsuccessful in their commercialization efforts (particularly in Europe and China), our results will be negatively affected.

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

We may have shortfalls, delays, or excesses in manufacturing.*

We have entered into an initial commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. (“Samsung”).

We have made certain manufacturing commitments to Samsung, and there is a contractual risk we will not require the quantities of pamrevlumab we have committed to, particularly if we cease our final pamrevlumab clinical trials in pancreatic cancer, such as we did for our ZEPHYRUS-2 study and LELANTOS studies, as well as open label extensions for IPF and DMD indications. We may also not require quantities of pamrevlumab we have prepared for launch supply (for example for the above studies). In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to Samsung or other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. We may be subject to payments to Samsung to cover for committed manufacturing campaigns even if we do not need the material for clinical or commercial usage. In addition, third party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

There may also be additional delays in importing or exporting products, intermediates, or raw materials between countries.

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

Risks Related to Government Regulation

The regulatory approval process is highly uncertain and we may not obtain regulatory approval for our product candidates.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, while we have received approval of our marketing authorization applications for roxadustat in the European Union, Great Britain, China, Japan, and other countries for the treatment of anemia in CKD for patients who are on dialysis and not on dialysis, we received a complete response letter for roxadustat in CKD anemia in the U.S. from the FDA. It is possible that roxadustat will not obtain regulatory approval in additional countries or indications. It is possible that our other product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction.

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

In the U.S., there are State data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and the Federal Health Insurance Portability and Accountability Act, and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Outside the U.S., laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom (“UK’s) GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data, including health-related information. For example, under the European Union GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data. We also target customers in Asia and have operations in China and are subject to the data privacy laws in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions are subject to scrutiny from regulators, individual litigants, and activities groups.

Preparing for and complying with these obligations requires us to devote resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the National Medical Products Administration and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China, and we do not yet have a secondary source supplier for either roxadustat API or drug product in China. Consequently, we also carry single source supplier risk for all countries we or our partners are selling in, other than China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facilities. Further, the climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2023, approximately $60.1 million of our cash and cash equivalents is held in China.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for CIA in China, and pamrevlumab for pancreatic cancer. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2022, 2021 and 2020 were $293.7 million, $290.0 million and $189.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $1.8 billion. As of September 30, 2023, we had capital resources consisting of cash, cash equivalents and short-term investments of $251.3 million. In addition, as of September 30, 2023, we had $31.7 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Most of our recent revenue has been earned from collaboration partners for our product candidates under development.*

If either our Astellas collaboration or our AstraZeneca China collaboration were to be terminated, we could have a sudden decrease of revenue and require significant additional capital in order to proceed with development and commercialization of roxadustat or we may require additional partnering in order to help fund our operations. While we continue to co-commercialize roxadustat in China with AstraZeneca, and develop roxadustat in China for CIA, it is probable that our U.S./Rest of World Collaboration Agreement with AstraZeneca will be terminated and we would not be eligible for any remaining development cost sharing or development or commercialization milestones from AstraZeneca (outside of China). In addition, if our collaboration partners are unsuccessful in their commercialization efforts (particularly in Europe and China), our revenue will be negatively affected. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate development or commercialization efforts.

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

Loss of senior management and key personnel could adversely affect our business.*

We are highly dependent on members of our senior management team. The loss of the services of any of our senior management could significantly impact the development and commercialization of our products and product candidates and our ability to successfully implement our business strategy. Mark Eisner, our Chief Medical Officer, resigned in September 2023 (not the result of any disagreement with the Company) and we have commenced a search for a new Chief Medical Officer.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of confidential, proprietary, and sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments.

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

In the third quarter of 2023, we were notified that a service provider of our third-party service provider had a security breach and certain of our pseudo anonymized clinical data was exfiltrated. Our incident response assessment was unable to determine a material impact to our Company (including the fact that we have found no personally identifiable information involved, and there is no business continuity risk). However, there is a risk that we discover a material impact in the future.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2023, the closing price of our common stock on The Nasdaq Global Select Market has ranged from $0.48 per share to $25.18 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies and biotechnology and life science companies stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

There is a risk that our common stock would be delisted due to not meeting the Nasdaq price requirement.*

On October 24, 2023, FibroGen received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market notifying us that for the last 30 consecutive business days the bid price of FibroGen’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rule 5450(a)(1).

The notification received has no immediate effect on the listing of FibroGen’s common stock on Nasdaq. In accordance with listing rule 5810(c)(3)(A), we have 180 calendar days, or until April 22, 2024, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) before April 22, 2024.

If our common stock does not achieve compliance by April 22, 2024, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. We expect that our common stock would remain listed pending the Hearing Panel’s decision.

There can be no assurance that we will regain compliance with the minimum bid price rule or maintain compliance with the other listing requirements within the above timelines, or if it is necessary for us to effect a reverse stock split in order for us to regain compliance with the minimum bid price rule we may fail to do so, in which case our common stock may be delisted. If we appeal a delisting determination by Nasdaq to the Hearing Panel, there can be no assurance that such appeal would be successful.

Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

On August 31, 2023, Christine Chung, Senior Vice President, China Operations of the Company, terminated a Rule 10b5-1 trading plan, which was previously adopted on March 7, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 125,000 shares of common stock held by Ms. Chung. Prior to its termination, Ms. Chung sold 12,500 shares under the plan.

On July 12, 2023, Mark Eisner, then Chief Medical Officer of the Company, terminated a Rule 10b5-1 trading plan, which was previously adopted on March 2, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 107,260 shares of common stock held by Mr. Eisner. Prior to its termination, Mr. Eisner sold 0 shares under the plan.

On August 31, 2023, Juan Graham, Chief Financial Officer of the Company, terminated a Rule 10b5-1 trading plan, which was previously adopted on August 26, 2022 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 29,911 shares of common stock held by Mr. Graham. Prior to its termination, Mr. Graham sold 7,929 shares under the plan.

On September 22, 2023, Jeffrey Henderson, a member of the Company’s Board of Directors, terminated a Rule 10b5-1 trading plan, which was previously adopted on March 3, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 20,000 shares of common stock held by Mr. Henderson. Prior to its termination, Mr. Henderson sold 6,000 shares under the plan.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1+	Offer Letter, dated July 23, 2023, between FibroGen, Inc. and Thane Wettig.	8-K	001-36740	10.1	07/25/2023

10.2+	Consulting Agreement, dated July 23, 2023, between FibroGen, Inc. and Enrique Conterno.	8-K	001-36740	10.2	07/25/2023

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

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

FibroGen, Inc.

Date: November 6, 2023	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)