Form 10-K
period 2023-12-31
FIBROGEN INC
filed 2024-02-26
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $261.5 million. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of January 31, 2024 was 98,771,247.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) incorporate information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for roxadustat, pamrevlumab and our other product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, our ability to operate in the People’s Republic of China (“China”), expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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
•
Drug development and obtainment of marketing authorization are very difficult endeavors, and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and one or more indications.
•
Preclinical, Phase 1, and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
•
We do not know whether our ongoing or planned clinical trials will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.
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
•
If our preclinical and clinical trial contractors do not properly perform their agreed-upon obligations, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.
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

Risks Related to Our Intellectual Property

•
If our efforts to protect our proprietary and exclusively licensed technologies are not adequate, we may not be able to compete effectively in our market.
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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

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

Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down additional debt obligations. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, is headquartered in the U.S. and was not identified in the Public Company Accounting Oversight Board (“PCAOB”) report dated December 16, 2021 as a firm that the PCAOB was unable to inspect. Therefore, the Holding Foreign Companies Accountable Act does not apply to us.

PART I

ITEM 1. BUSINESS

OVERVIEW

FibroGen, Inc. is developing and commercializing a diversified pipeline of novel therapeutics that work at the frontiers of cancer biology and anemia.

In 2023, we reported results from multiple Phase 3 trials, advanced our pancreatic cancer Phase 3 trials of pamrevlumab and our preclinical work on our product candidates FG-3165 and FG-3175, in-licensed a new product candidate (FG-3246), and we continued to see robust sales growth of roxadustat in China for anemia associated with chronic kidney disease (“CKD”).

In 2024, we look forward to an approval decision in China for roxadustat in chemotherapy-induced anemia (“CIA”) and presenting data from two pivotal pancreatic cancer trials of pamrevlumab, our first-in-class antibody targeting connective tissue growth factor (“CTGF”).

Through our new partnership with Fortis Therapeutics (“Fortis”), we are also developing FG-3246 in metastatic castrate resistant prostate cancer (“mCRPC”) and potentially other cancers, and we also look forward to advancing our late-stage pre-clinical programs: our anti-Gal9 antibody FG-3165 and our anti-CCR8 antibody FG-3175.

The following is an overview of our clinical, commercial, and research programs.

PAMREVLUMAB FOR THE TREATMENT OF PANCREATIC CANCER

Pamrevlumab is our first-in-class antibody developed to inhibit the activity of CTGF, a protein that has been shown to promote growth, survival, and spread of pancreatic tumors. To date, we have retained exclusive worldwide rights for pamrevlumab.

In clinical studies involving more than 1,000 pamrevlumab-treated patients (approximately half of whom were dosed for more than six months), pamrevlumab has been well-tolerated across the range of doses studied, and there have been no dose-limiting toxicities seen thus far.

The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation to pamrevlumab for the treatment of patients with locally advanced pancreatic cancer (“LAPC”). The FDA has granted orphan drug designation to pamrevlumab for the treatment of pancreatic cancer.

In 2024, we expect to report topline results from our two ongoing pivotal studies of pamrevlumab, in LAPC and in metastatic pancreatic cancer.

PANCREATIC CANCER

Understanding Pancreatic Cancer and Current Therapies

Certain malignant solid tumors have a prominent fibrosis component consisting mostly of extracellular matrix (“ECM”) that contributes to metastasis and progressive disease. Fibrosis is an aberrant response of the body to tissue injury that may be caused by trauma, inflammation, infection, cell injury, or cancer. ECM is the connective tissue framework of an organ or tissue.

Pancreatic ductal adenocarcinoma, or pancreatic cancer, is the second leading cause of cancer deaths in the U.S. Pancreatic cancer is typically not diagnosed until it is largely incurable; most patients are diagnosed after the age of 45. Approximately 64,000 people were diagnosed with pancreatic cancer in the U.S. in 2023, and approximately 50,000 people died of pancreatic cancer. Of all people diagnosed with pancreatic cancer in the U.S. between 2012 and 2018, the 5-year survival rate was 12%. Globally, an estimated 495,000 people were diagnosed with pancreatic cancer in 2020 and an estimated 466,000 people worldwide died from the disease. Because pancreatic cancer is difficult to diagnose, over 50% of new cases are metastatic, with a five-year survival rate of approximately 3%. An additional 15-20% of new pancreatic cancer patients are diagnosed with localized resectable tumors, with the remaining 30-35% of newly diagnosed patients having localized, unresectable tumors. On average, patients with resectable tumors live for 2.5 years post-diagnosis and have a five-year survival rate of 20-30%. In its report of December 2017, Decision Resources Group estimated that the major market sales (U.S., Europe and Japan) of pancreatic cancer drugs would grow from $1.3 billion in 2016 to approximately $3.7 billion in 2026.

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

The duration of effect of approved anti-cancer agents to treat pancreatic cancer is limited. Gemcitabine demonstrated improvement in median overall survival from approximately four to six months, and erlotinib in combination with gemcitabine demonstrated an additional ten days of survival. Nab-paclitaxel in combination with gemcitabine was approved by the FDA in 2013 for the treatment of pancreatic cancer, having demonstrated median survival of 8.5 months. The combination of folinic acid, 5-fluorouracil, irinotecan and oxaliplatin (FOLFIRINOX) was reported to increase survival to 11.1 months. These drugs illustrate that progress in treatment for pancreatic cancer has been modest, and there remains a need for substantial improvement in patient survival and quality of life.

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

Phase 3 Clinical Trial in Locally Advanced Unresectable Pancreatic Cancer

LAPIS is our double-blind placebo-controlled Phase 3 clinical trial of pamrevlumab as a therapy for LAPC. We completed enrollment of 284 patients, who were randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We currently expect topline data for the primary endpoint of overall survival in mid-year 2024.

Phase 2/3 Clinical Trial in Metastatic Pancreatic Cancer

In June 2021, the Pancreatic Cancer Action Network’s (PanCAN) Precision PromiseSM adaptive trial platform included pamrevlumab in combination with standard-of-care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), for patients with metastatic pancreatic cancer. Drug candidates in the Precision Promise study will progress from Stage 1 to Stage 2 of this seamless Phase 2/3 study, unless stopped sooner for safety or futility. The objective of Precision Promise is to expedite the study and approval of promising therapies for pancreatic cancer by bringing multiple stakeholders together, including academic, industry, and regulatory entities.

In the third quarter of 2022, pamrevlumab graduated from Stage 1 to Stage 2, achieving a protocol pre-specified ≥ 35% predictive probability of success for the primary endpoint of overall survival at the completion of the trial. Pamrevlumab was the first experimental treatment arm to graduate to Stage 2 of the trial. The pamrevlumab combination therapy was offered to patients as either a first- or second-line treatment option.

In the first quarter of 2024, the pamrevlumab portion of the trial was completed, and we expect topline results in the second quarter of 2024. Precision Promise is a registration study, and the statistical design has been discussed by PanCAN with the FDA.

Completed Clinical Trials for Pancreatic Cancer

In addition to the aforementioned ongoing clinical trials, we have completed two other trials of pamrevlumab in pancreatic cancer.

Completed Phase 1/2 Clinical Trial in Locally Advanced Unresectable Pancreatic Cancer

We completed an open-label, randomized (2:1) Phase 1/2 trial (FGC004C-3019-069) of pamrevlumab combined with gemcitabine plus nab-paclitaxel chemotherapy vs. the chemotherapy regimen alone in patients with inoperable LAPC that had not been previously treated. We enrolled 37 patients in this study and completed the six-month treatment period and surgical assessment at the end of 2017. The overall goal of the trial was to determine whether pamrevlumab in combination with chemotherapy can convert inoperable pancreatic cancer to operable, or resectable, cancer. Tumor removal is the best chance for cure of pancreatic cancer, but only approximately 15% to 20% of patients are eligible for surgery.

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

Completed Phase 1/2 Clinical Trial in Pancreatic Cancer

We completed an open-label Phase 1/2 (FGCL-MC3019-028) dose finding trial of pamrevlumab combined with gemcitabine plus erlotinib in patients with previously untreated locally advanced (Stage 3) or metastatic (Stage 4) pancreatic cancer. These study results were published in the Journal of Cancer Clinical Trials (Picozzi et al., J Cancer Clin Trials 2017, 2:123). Treatment continued until progression of the cancer, or the patient withdrew for other reasons. Patients were then followed until death.

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

In the study, the majority of adverse events were mild to moderate, and were consistent with those observed for erlotinib plus gemcitabine treatment without pamrevlumab. There were 99 treatment-emergent serious adverse events, six of which were assessed as possibly related to the investigational drug by the principal investigator, and 93 as not related to study treatment. After investigation, it was our determination that there was no causal relationship between pamrevlumab and the treatment-emergent serious adverse events deemed possibly related by the principal investigator. We did not identify any evolving dose-dependent pattern, and higher doses of pamrevlumab were not associated with higher numbers of serious adverse events or greater severity of the serious adverse events observed.

IDIOPATHIC PULMONARY FIBROSIS AND DUCHENNE MUSCULAR DYSTROPHY

In June 2023, we announced topline results from ZEPHYRUS-1, our first Phase 3 trial of pamrevlumab in 356 IPF patients. The study did not meet the primary endpoint of change from baseline in forced vital capacity (“FVC”) at week 48. Preliminary safety data showed that pamrevlumab was generally safe and well tolerated, with the majority of treatment-emergent adverse events being mild or moderate.

Given the results from ZEPHYRUS-1, we discontinued ZEPHYRUS-2, our second Phase 3 trial of pamrevlumab in approximately 340 IPF patients.

In 2023, we also announced topline results from LELANTOS-1 and LELANTOS-2, our double-blind, placebo-controlled Phase 3 trials evaluating pamrevlumab in non-ambulatory and ambulatory DMD, respectively. The studies did not meet their primary endpoints. Preliminary safety data showed that pamrevlumab was generally safe and well tolerated with the majority of treatment-emergent adverse events being mild or moderate.

ROXADUSTAT FOR THE TREATMENT OF ANEMIA

CHRONIC KIDNEY DISEASE

In collaboration with our partners Astellas Pharma Inc. (“Astellas”) and AstraZeneca, we have completed 16 Phase 3 studies worldwide in over 11,000 patients to support our marketing approvals of roxadustat (爱瑞卓®️, EVRENZOTM) to treat anemia in chronic kidney disease in China, Europe, Japan, and numerous other countries.

Background of Anemia in Chronic Kidney Disease

CKD is a progressive disease characterized by gradual loss of kidney function that may eventually lead to kidney failure or end-stage renal disease requiring dialysis or a kidney transplant to survive. CKD affects approximately 15% of the global adult population. CKD is more prevalent in developed countries but is also growing rapidly in emerging markets such as China.

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

China – Roxadustat Commercial Program

Since the launch of roxadustat (tradename: 爱瑞卓®) in 2019, the anemia of CKD market has expanded significantly. Roxadustat has captured the majority of this growth, benefiting from inclusion in the 2019, 2021, and 2023 National Reimbursement Drug Lists.

In 2023, roxadustat sales in China continued to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. As of December 2023, roxadustat was the top CKD anemia brand in China with approximately 42% value share within the segment of erythropoiesis-stimulating agents (“ESAs”) and HIF-PH inhibitors (roxadustat is currently the only HIF-PH inhibitor on the market in China). Roxadustat has seen broad adoption across the three segments of hemodialysis, peritoneal dialysis, and non-dialysis.

In 2024, we expect continued growth of roxadustat sales in China due to continued adoption by patients and doctors and the recent two-year renewal on the 2023 National Reimbursement Drug List with a limited price reduction of 7%.

We have established significant clinical experience and market leadership in treating CKD anemia in China, and we believe roxadustat has become the standard of care for the treatment of anemia in CKD in China. In 2024, we will focus on expanding the population treated with roxadustat, as well as the duration of treatment, which we believe is important in effective management of anemia in CKD.

Europe - Roxadustat Commercial Program

In Europe, our partner Astellas continues the commercialization of EVRENZO® (roxadustat). EVRENZO is approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. In 2024, we expect sales of roxadustat for CKD anemia in Europe to accelerate as reimbursement has been achieved in most European countries.

Japan - Roxadustat Commercial Program

In Japan, our partner Astellas continues the commercialization of EVRENZO (roxadustat), targeting healthcare providers that care for approximately 330,000 dialysis patients across Japan. EVRENZO is approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients. EVRENZO is one of five HIF-PH inhibitors currently on the market in Japan.

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

There are approximately 10 million new cancer cases each year globally, 4.5 million in China. Of those, approximately half receive chemotheraphy, and half of those are anemic. The incidence and severity of CIA depend on a variety of factors, including the tumor type or the level of toxicity of the therapy, and further increases with each successive chemotherapy round. We believe the addressable population is approximately 500,000 in China.

ESAs have been recommended for patients who develop CIA with the desirable goals of improvement in anemia-related symptoms and the avoidance of blood transfusions, which increase risk of infections and the risk of complications such as heart failure and allergic reactions. However, not all CIA patients respond to ESA therapy, which may be due to the etiology of their CIA or inflammatory comorbidity. ESA use also has associated toxicities, including increased thrombotic events, possible decreased survival and accelerated tumor progression, as cited in randomized clinical trials and meta-analyses, that led to label restrictions and boxed warnings in the U.S. for ESAs in cancer populations in 2007, followed by the ESA Risk Evaluation and Mitigation Strategy program.

Phase 3 Clinical Trial in Chemotherapy-Induced Anemia

In May 2023, we announced positive topline data from our Phase 3 clinical study of roxadustat for treatment of anemia in patients receiving concurrent chemotherapy treatment for non-myeloid malignancies in China. Roxadustat demonstrated non-inferiority compared to recombinant erythropoietin alfa (SEPO ®) on the primary endpoint of change in hemoglobin (Hb) level from baseline to the average level during Weeks 9-13.

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

Our supplemental New Drug Application for roxadustat in CIA was accepted by the China Health Authority in August 2023, and we expect an approval decision mid-2024.

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

ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

Myelodysplastic syndromes (“MDS”) are a diverse group of bone marrow disorders characterized by ineffective production of healthy blood cells and premature destruction of blood cells in the bone marrow, leading to anemia. In most MDS patients, the cause of the disease is unknown.

The diagnosed prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more therapies become available and patients are living longer with MDS. Annual incidence rates are estimated to be 4.9/100,000 adults in the U.S., and 1.51/100,000 adults in China.

Anemia is the most common clinical presentation in MDS, seen in approximately 80% of MDS patients, and produces symptoms of fatigue, weakness, exercise intolerance, shortness of breath, dizziness, and cognitive impairment.

Limitations of the Current Standard of Care for Anemia in Myelodysplastic Syndromes

Stem cell transplant is the only potentially curative therapy for MDS, but it is not feasible in most patients due to their advanced age and frailty. The high rate of severe anemia leaves recurring red blood cell transfusions as the mainstay of care in MDS patients. Transfusion can result in direct organ damage through transfusional iron overload. Transfusion-dependent MDS patients suffer higher rates of cardiac events, infections, and transformation to acute leukemia, a decreased overall survival rate when compared with non-transfused patients with MDS, and decreased survival compared to an age-matched elderly population. Patients receiving red blood cell transfusions may require an iron chelator in order to address toxic elements of iron overload such as lipid peroxidation and cell membrane, protein, DNA, and organ damage.

Lower-risk MDS patients represent approximately 77% of the total diagnosed MDS population. Most national and international guidelines recommend use of ESAs for anemia only in lower-risk MDS patients presenting with symptomatic anemia with serum EPO levels at or below 500 mU/mL.

The effectiveness of ESAs in treating anemia in lower-risk categories of MDS remains limited, with the best clinical study results showing 40% to 60% erythroid response rates, where significantly high doses of ESAs were used and enrolled patients had low serum EPO levels. New strategies to broaden the eligible population, improve anemia, and maintain adequate iron balance, as well as avoidance of transfusions, are highly desired in managing patients with MDS.

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

Phase 3 Clinical Trial in Myelodysplastic Syndromes

Topline 28-week data from MATTERHORN, our Phase 2/3 placebo-controlled, double-blind clinical trial of roxadustat for the treatment of anemia in MDS, was presented in the fourth quarter of 2023 at the American Society of Hematology annual conference.

More patients in the roxadustat arm (47.5% of 80 patients) achieved transfusion independence for 56 consecutive days (within the first 28 weeks) than the placebo arm (33.3% of 57 patients); however, the p-value was not significant.

However, in a post-hoc analysis of patients with higher transfusion burden (2 or more units of packed red blood cells every 4 weeks), 36.1% of the 36 roxadustat patients achieved transfusion independence, versus 11.5% of the 26 patients in the placebo arm (p=0.047).

PROSTATE CANCER

FG-3246 for the Treatment of Metastatic Castration-Resistant Prostate Cancer

In May 2023 we obtained an exclusive license to develop FG-3246 (previously FOR46) in metastatic castration-resistant prostate cancer (“mCRPC”) and other cancer indications. FG-3246 is a first-in-class antibody-drug conjugate (ADC) targeting a novel epitope on CD46 that is expressed at high levels in certain tumor types with limited expression in most normal tissues. The cytotoxic payload of FG-3246 is monomethyl auristatin E, an anti-mitotic agent that has been utilized in four commercially approved antibody-drug conjugate drugs.

FG-3246 showed monotherapy efficacy in a Phase 1 clinical study in patients with mCRPC. Interim efficacy results presented at ASCO 2022 showed a PSA50 response rate of 45% and an objective response rate of 19%. We expect additional data from this study by the first quarter of 2024.

An investigator-sponsored trial of FG-3246 plus enzalutimide is ongoing. Side effects have been manageable and are consistent with other monomethyl auristatin E-based antibody-drug conjugate drugs.

We anticipate the initiation of a PET biomarker-driven Phase 2 trial of FG-3246 for mCRPC in the second half of 2024. This trial is expected to have a dose-ranging lead-in portion prior to the biomarker-driven portion of the study. Development of the CD46-targeted PET biomarker is continuing with UCSF. We are also exploring additional potential tumor indications in which CD46 is commonly expressed.

PRECLINICAL PIPELINE

Our preclinical pipeline consists of two antibodies for immuno-oncology that are in investigational New Drug Application-enabling studies.

FG-3165: Anti-Gal9 Antibody

FG-3165 is a galectin-9 (“Gal9”) targeted antibody under development for treatment of solid tumors characterized by high Gal9 levels of expression. Gal9 has been reported to bind to multiple immune checkpoints on lymphocytes that suppress T and natural killer cell activation, and it is a driver of cancer progression in acute myeloid leukemia. In preclinical studies FG-3165 and its variants inhibit Gal9 mediated T cell death, and also promotes anti-tumor immune responses in combination with other immune checkpoint targeted drugs. We plan to submit an investigational new drug application (IND) in the first quarter of 2024.

FG-3175: Anti-CCR8 Antibody

FG-3175 is a c-c motif chemokine receptor 8 (“CCR8”) targeted antibody under development for treatment of solid tumors that are highly infiltrated by CCR8-positive T regulatory cells. T regulatory cells contribute to an immune suppressed tumor microenvironment, and multiple preclinical studies have demonstrated immune activation and tumor regression following depletion of this cell type from the tumor microenvironment. FG-3175 is a variant of our previous lead anti-CCR8 antibody, FG-3163, and was deemed to be a superior clinical candidate following extended characterization of both antibodies. FG-3175 has enhanced antibody dependent cellular cytotoxicity activity and induces potent killing of CCR8 expressing cells by natural killer cells in in vitro assay systems. We plan to submit an investigational new drug application (IND) in 2025.

COLLABORATIONS

Collaboration Partnerships for Roxadustat

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. In addition, we started roxadustat commercial sales in China in 2019. For the fiscal year ended December 31, 2023, 25% of our revenue was related to our collaboration agreements, and 68% of our revenue was from roxadustat commercial sales in China. For the fiscal year ended December 31, 2022, 40% of our revenue was related to our collaboration agreements, and 59% of our revenue was from roxadustat commercial sales in China. For the fiscal year ended December 31, 2021, 76% of our revenue was related to our collaboration agreements, and 20% of our revenue was from roxadustat commercial sales in China.

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

AstraZeneca

Our collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated (except South Korea) on February 23, 2024.

However, our ongoing collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) continues in full force and is unaffected.

Under the AstraZeneca China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the AstraZeneca China Amendment in the third quarter of 2020, as discussed and defined below.

In 2020, we entered into a Master Supply Agreement under the AstraZeneca U.S./RoW Agreement to define general forecast, order, supply, and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, adjusted for the estimated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation to the performance obligation satisfied during the reporting period.

Additional Information Related to Collaboration Agreements

Additional information related to our collaboration agreements is set forth in Item 7 of this Annual Report, and Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report. Information about collaboration partners that accounted for more than 10% of our total revenue or accounts receivable for the last three fiscal years is set forth in Note 17, Segment and Geographic Information, to our consolidated financial statements under Item 8 of this Annual Report.

Exclusive License from HiFiBiO

In June 2021, we entered into an exclusive license and option agreement with HiFiBiO (HK) Ltd. (d.b.a. HiFiBiO Therapeutics) (“HiFiBiO”), pursuant to which we exclusively licensed from HiFiBiO all product candidates in HiFiBiO’s Galectin-9 program and subsequently exclusively licensed all product candidates in HiFiBiO’s CCR8 program. In addition to the upfront payments we previously paid, HiFiBiO may receive up to a total of $345 million in future clinical, regulatory, and commercial milestone payments for each program. HiFiBiO will also be eligible to receive tiered royalties based upon worldwide net sales.

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

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement, FibroGen has exclusively licensed FG-3246 and will control and fund future research and development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the option period. As part of the clinical development strategy, we will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection.

FibroGen is obligated to make four quarterly payments totaling $5.0 million to Fortis in support of its continued development obligations.

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

We received an $8.0 million upfront payment from Eluminex in 2022 and thereafter recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, a $3.0 million manufacturing related milestone payment and a $1.0 million upfront payment. Additional information related to the Eluminex license revenue is set forth in Note 3, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report.

STRATEGIC FINANCING AGREEMENT

On November 4, 2022, we entered into a revenue interest financing agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

On April 29, 2023, we entered into a financing agreement (the “Financing Agreement”) with a $75.0 million senior secured term loan with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent. For additional details about this financing transaction, see Note 9, Senior Secured Term Loan Facilities, to the consolidated financial statements.

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive, particularly in some of the indications of our developing drug candidates, including pancreatic cancer and anemia in CKD. We face competition from multiple other pharmaceutical and biotechnology companies, many of which have significantly greater financial, technical and human resources and experience in product development, manufacturing and marketing. These potential advantages of our competitors are particularly a risk in pancreatic cancer, where we do not currently have a development or commercialization partner.

We expect any products that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

We expect that in many cases, the products that we commercialize will compete with existing marketed products, as well as product candidates that may be approved in the future, from companies that have large, established commercial organizations. In addition, we will likely face competition in patient recruitment and enrollment for clinical trials from other companies developing or seeking to pursue products or treatments in the same diseases or indications as us.

We also face competition from generics that could enter the market after expiry of our composition of matter patent. As of the end of 2023, the Chinese health authority has accepted abbreviated New Drug Applications (“NDAs”) for nineteen (19) generic roxadustat applicants. As these generic manufacturers would offer unpatented versions of roxadustat at a significantly reduced price, this competition could materially and adversely affect our business and financial condition.

MANUFACTURE AND SUPPLY

We continue to enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates. We believe this manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to establishing a significant internal manufacturing infrastructure, unless there is additional strategic value for establishing manufacturing capabilities, such as in China. As our product candidates proceed through development, we explore or enter into longer-term commercial supply agreements with key suppliers and manufacturers in order to meet the ongoing and planned clinical and commercial supply needs for ourselves and our partners. Our timing of entry into these agreements is based on the current development and commercialization plans.

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

While we have an Exclusive Option Agreement and Evaluation Agreement with Fortis, Fortis currently holds the IND for FG-3246/FOR46.

Further, the protocol for each clinical trial must be reviewed and approved by an independent institutional review board, either centrally or individually at each institution at which the clinical trial will be conducted.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition and quality of the product candidate, are submitted to the FDA in the form of an NDA (for a drug) or Biologics License Application (“BLA”) (for a biologic), requesting approval to market the product. The application must be accompanied by a significant user fee payment. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and require additional preclinical, clinical or other studies.

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

In addition, we may be subject to federal and state healthcare privacy and security laws. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain requirements on covered entities, business associates and their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. In addition, state laws complicate compliance efforts by the way they govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and with varying effects.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians, other healthcare professionals, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such healthcare professionals and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security

In the ordinary course of our business, we may process confidential, proprietary, and sensitive information, including personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), China’s Personal Information Protection Law, the ePrivacy Directive, and the Payment Card Industry Data Security Standard. Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws that require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

In addition, in many foreign countries, particularly the countries of the European Union and China, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products.

Healthcare Reform

In the U.S. and foreign jurisdictions, we expect there will continue to be a number of legislative and regulatory changes to the healthcare system that could affect the future results of our operations as we directly commercialize our products. In particular, there continues to be a number of initiatives at the U.S. federal and state level that seek to reduce healthcare costs.

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

Further, in the U.S. there was heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The IRA also, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS") to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether these or similar policy initiatives will be implemented in the future.

Some states implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could impact on our business.

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

Under the applicable drug registration regulations, drug registration applications are divided into three different types, namely Domestic NDA, Domestic Generic Drug Application, and Imported Drug Application. Drugs fall into one of three categories, namely chemical medicine, biological product, or traditional Chinese or natural medicine.

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

Regulatory Exclusivity for Approved Products

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The patent term restoration period is generally one-half the time between the effective date of an initial IND and the submission date of an NDA or BLA, plus the time between the submission date of the NDA or BLA and the approval of that product candidate application, to the extent such period occurs after grant of the patent. Patent term restoration cannot, however, extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. In addition, only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for any patent term extension or restoration. In the future, we expect to apply for restoration of patent term for patents relating to each of our product candidates in order to add patent life beyond the current expiration date of such patents, depending on the length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

Biologic Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory approval pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on similarity to an existing branded product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to the patents listed with the FDA by the innovator BLA holder.

Orphan Drug Act

Pamrevlumab has received orphan drug designation in pancreatic cancer in the U.S. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S. there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Foreign Country Data Exclusivity

Europe also provides opportunities for additional market exclusivity. For example, in Europe, upon receiving marketing authorization, a NCE or new biologic generally receives eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in Europe from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity.

In China, there may also be an opportunity for data exclusivity for a period of six years for data included in an NDA applicable to a NCE. According to the Implementing Regulations of the China Drug Administration Law, the Chinese government would protect undisclosed data from drug studies and prevent the approval of an application made by another company that uses the undisclosed data for the approved drug. However, even though the NMPA issued a draft regulation on regulatory data protection on April 25, 2018 for public comment, the regulation has yet to be finalized and implemented. As such, data exclusivity is currently not enforced.

In addition, if an approved drug manufactured in China qualified as an innovative drug or an improved new drug before December 1, 2019, such drugs were eligible for a monitoring surveillance period for up to five years for the purpose of protecting public health. Under the regulations, during this post-marketing surveillance period, the NMPA would not accept marketing authorization applications filed by another company for the same product, nor approve marketing authorization applications filed by another company to produce, change dosage form of, or import the drug. The approved manufacturer was required to provide an annual report to the regulatory department of the province, autonomous region or municipality directly under the central government where it is located during the surveillance period. Although this procedure was reportedly still active for drugs that had qualified prior to changes in the law ending the monitoring surveillance provisions, the CDE started accepting marketing authorization applications for generic forms of roxadustat, starting in May 2023.

INTELLECTUAL PROPERTY

We own or license numerous patents in the U.S. and foreign countries primarily covering our products. We have also developed and are developing brand names and trademarks for our products. We consider the overall protection of our patents, trademarks, licenses, and other intellectual property rights to be of material value and act to protect these rights from infringement. Our success depends in part upon our ability to obtain and maintain patent and other intellectual property protection for our product candidates including compositions-of-matter, dosages, and formulations, manufacturing methods, and novel applications, uses and technological innovations related to our product candidates and core technologies. We also rely on trade secrets, know-how and continuing technological innovation to further develop and maintain our competitive position.

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

Roxadustat Patent Portfolio

While the composition-of-matter patents covering roxadustat expire in 2024 (except in the U.S., where they expire in 2025), the roxadustat patent portfolio includes additional patents providing protection for roxadustat, including protection for the commercial crystalline form, pharmaceutical compositions, and key intermediates in roxadustat synthesis. Subject to the additional details outlined below for particular territories, and exclusive of any patent term extension, U.S. and foreign patents relating to crystalline forms of roxadustat and key intermediates in roxadustat synthesis are due to expire in 2033, and U.S. and foreign patents relating to photostable formulations of roxadustat are due to expire in 2034.

Supplemental Protection Certificates (SPCs) are pending or have been granted in European Union member states, where roxadustat has been granted marketing approval, on our European Patent No. 3470397 (the “`397 Patent”), which claims formulations comprising the commercial crystalline form of roxadustat, thereby extending patent protection to 2036. Patent term extensions (PTEs) have also been granted for several roxadustat-related patents in Japan, where roxadustat has been granted marketing approval, including on composition-of-matter and crystal form patents extending patent protection to 2029 and 2035, respectively.

In China, no photostable formulation patent has yet been granted (applications are pending). Our roxadustat China patent portfolio additionally includes a granted patent and pending patent applications directed to roxadustat particle size distribution (PSD) in commercial formulations and use of roxadustat to treat select CIA patient populations. These patents and patent applications, upon grant, could extend the exclusivity of the roxadustat franchise with respect to the claimed subject matter to 2043.

Several patents in our roxadustat patent portfolio have been challenged in Europe and China. In particular, patent challenges have been filed against our crystal form patents in Europe and China, and against our photostable formulations patent in Europe. While European Patent No. 2872488 (the “`488 Patent”), which claims the commercial crystalline form of roxadustat, was originally revoked in opposition, the decision is currently under appeal. While both the `397 Patent and our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat, were upheld in opposition, the opponents have appealed the decision in the `284 Patent and we anticipate the opponents will appeal the decision in the `397 Patent. In China, three roxadustat crystal form patents were revoked in first-round proceedings and two revocations were upheld on first appeal; however, all decisions currently remain on appeal. Final resolution of these proceedings in Europe and China will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

Pamrevlumab Patent Portfolio

Our pamrevlumab patent portfolio includes U.S. and foreign patents providing composition-of-matter protection for pamrevlumab. Exclusive of any patent term extension, the last of the U.S. patents relating to pamrevlumab composition-of-matter is due to expire in 2025 and corresponding foreign patents are due to expire, exclusive of any patent term extension, in 2024. Therefore, in most jurisdictions, exclusivity for pamrevlumab will rely primarily on regulatory exclusivities, including a 12-year reference product exclusivity period from approval in the U.S. and a 10-year marketing protection period from approval in Europe. Similar regulatory exclusivities exist in other jurisdictions. Refer to “Government Regulation — Regulatory Exclusivity for Approved Products — Biologic Price Competition and Innovation Act” and “Government Regulation — Regulatory Exclusivity for Approved Products — Foreign Country Data Exclusivity.”

We also hold additional granted U.S. and foreign patents and pending patent applications directed to the use of pamrevlumab to treat pancreatic cancer. Upon marketing approval of pamrevlumab in most jurisdictions, we can request patent term extension on a non-expired patent in that jurisdiction that is relevant to the approved label. For example, we believe that if pamrevlumab is approved in the U.S. prior to expiration of the composition-of-matter patent, a full five-year patent term extension under the Hatch-Waxman Act will be available, extending the term of that patent to 2030.

FG-3246 Patent Portfolio

Our FG-3246 patent portfolio includes U.S. and foreign patents and pending patent applications providing, upon grant, composition-of-mater protection for FG-3246 that are due to expire in 2035 exclusive of any patent term extension.

Trade Secrets and Know-How

In addition to patents, we rely upon proprietary trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and other terms in agreements with our commercial partners, collaboration partners, consultants, and employees. Such agreements are designed to protect our proprietary information and may also grant us ownership of technologies that are developed through a relationship with a third party, such as through invention assignment provisions. Agreements may expire and we could lose the benefit of confidentiality, or our agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

To the extent that our commercial partners, collaboration partners, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

In-Licenses

Bristol-Myers Squibb Company (Medarex, Inc.)

Effective July 9, 1998, and as amended on June 30, 2001 and January 28, 2002, we entered into a research and commercialization agreement with Medarex, Inc. and its wholly-owned subsidiary GenPharm International, Inc. (now, collectively, part of Bristol-Myers Squibb Company (“Medarex”)) to develop fully human monoclonal antibodies for potential anti-fibrotic therapies. Under the agreement, Medarex was responsible for using its proprietary immunizable transgenic mice (“HuMAb-Mouse technology”) during a specified research period (the “Research Period”), to produce fully human antibodies against our proprietary antigen targets, including CTGF, for our exclusive use.

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

Fortis Therapeutics / University of California, San Francisco (UCSF)

Effective May 5, 2023, we entered into an Evaluation Agreement with Fortis Therapeutics, Inc., under which FibroGen was granted an exclusive license to certain Fortis intellectual property (IP) and additional IP in-licensed by Fortis from UCSF for the purpose of performing evaluation activities associated with use of FG-3246/FOR46 particularly for treatment of metastatic castration-resistant prostate cancer (mCRPC). The IP includes know-how, patents, and patent applications related to FG-3246 composition-of-matter and variants thereof, anti-CD46 antibodies and immunoconjugates made therefrom, and formulations, dosing regimens, and uses thereof. Composition-of-matter patents for FG-3246 are due to expire in 2035, and formulation and dosing regimen patents are due to expire in 2041, in each case exclusive of any patent term extension or adjustment that may be available.

Under the agreement, we have first right to prepare, file, prosecute, and maintain patents and patent applications in the Fortis IP at our own expense and using mutually agreed-upon counsel. We are also obligated to reimburse Fortis for all payments made by Fortis to UCSF for expenses incurred by UCSF in prosecution and maintenance of the in-licensed patent portfolio, and other payments made by Fortis to UCSF under their license agreement during the term of the Evaluation Agreement.

Unless terminated according to terms in the Evaluation Agreement, the term of the license is subject to an Option Agreement and Plan of Merger by and between FibroGen, Fortis Therapeutics, and Shareholder Representative Services LLC dated May 5, 2023. If we exercise our merger option on or before the option exercise deadline, we will acquire Fortis Therapeutics and all benefits and obligations associated with the Fortis IP and license with UCSF, subject to contingent payments of up to $200 million based on certain milestones. If we do not exercise our merger option, the license will terminate at the option exercise deadline which is the earlier of 90 days from the receipt of end of phase 2 meeting minutes from FDA regarding FG-3246 or May 5, 2027 absent extension.

HiFiBiO Therapeutics

Effective June 16, 2021, we entered into an Exclusive License and Option Agreement with HiFiBiO (HK) Ltd. (d.b.a. HiFiBiO Therapeutics), under which FibroGen was granted an exclusive, worldwide license to HiFiBiO know-how and patent rights to all galectin-9 (Gal-9)-directed products for all uses, and a sublicense from HiFiBiO to in-licensed anti-Gal-9 antibodies from Société d’Accélération du Transfert de Technologie (“SATT-NORD”). The patent rights include U.S. and foreign patents and patent applications directed to specific anti-Gal-9 antibodies, fragments, and uses, and are due to expire in 2041 exclusive of any patent term extension or adjustment that may be available. The licensed patents relate to FG-3165 and related products.

We were also granted an option under the agreement to license a second program from HiFiBiO which we exercised on December 10, 2021, with respect to HiFiBiO know-how and patent rights to all CCR8-directed products for all uses. The patent rights include U.S. and foreign patents and patent applications directed to specific anti-CCR8 antibodies, fragments, and uses, and are due to expire in 2042 exclusive of any patent term extension or adjustment that may be available. The licensed patents relate to FG-3175 and related products.

Under the agreement, we have first right to prepare, file, prosecute, and maintain patents and patent applications in the HiFiBiO patent rights at our own expense and using mutually agreed-upon counsel. We are also obligated to pay an upfront licensing and option fee totaling $35 million and a subsequent option exercise payment of $35 million for the CCR8 program, all of which have been paid, and R&D and regulatory milestone payments of up to $175 million, as well as sales milestones of up to $170 million, and an escalating royalty based on calendar year aggregate net sales of licensed product capped at 10%, subject to certain reductions.

Unless earlier terminated, the agreement will continue in effect, on a country-by-country basis, until the expiration of all licensed patents in a country, after which the license will become perpetual, irrevocable, fully-paid up, and royalty free. HiFiBiO may terminate the agreement for our uncured material breach or bankruptcy. We may terminate the agreement for HiFiBiO’s uncured material breach, bankruptcy, or at any time on prior written notice to HiFiBiO.

HUMAN RESOURCES

We had a total of 486 employees at FibroGen as of December 31, 2023. None of our U.S. employees are represented by a labor union. The employees of FibroGen Beijing are represented by a labor union under the China Labor Union Law. None of our employees have entered into a collective agreement with us.

We are highly committed to building a diverse, dedicated, and impassioned team to deliver innovative therapies to patients facing serious unmet medical needs. Our core values of excellence, respect for people, integrity, and empowerment are fundamental to how we attract, grow, engage, and retain our people.

In 2023, we conducted a company-wide employee engagement survey. We had an overall participation rate of 96% with an 89% overall engagement score (China 96%. U.S. 79%). Just as in 2022, we exceeded our corporate goal of an 85% overall engagement score. Further, in 2022, an independent firm established a diversity, equity, and inclusion index based upon 10 employee questions within the survey to measure the effectiveness of, and employee sentiment about, our progress in nurturing a culture of diversity, equity, belonging and inclusion; our diversity index score was 89% (China 90%, U.S. 88%), an increase compared to 88% in 2022. These scores significantly exceed normative industry participation and engagement benchmarks.

The biotechnology industry is an extremely competitive labor market and recruiting and retaining employees is critical to the continued success of our business. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, commercialization, and administrative activities. As in 2022, we have been able to contain regrettable turnover to less than 6%, and we closed 2023 with only 3.1% regrettable losses. We also believe that to be an employer of choice, we must support the communities in which we live and operate. In 2023, we doubled the size of our high school and college internship program (after re-launching the program in 2022), which provides opportunities for people of color and/or economically disadvantaged youth to contribute and learn for eight to twelve weeks at our U.S. operations.

We consistently review and evaluate our people practices to ensure that we attract, develop and retain a diverse, engaged and talented workforce. Our offerings include competitive, innovative and equitable pay practices, comprehensive health and wellness benefits, retirement and life insurance offerings, learning and giving programs, and flexible work arrangements. In addition to our employee and manager fundamentals programs, we offer personal coaching and resiliency sessions, as well as access to an on-demand global learning management system. In addition to annual compliance training on harassment prevention, our Code of Conduct, Anti-Bribery and data privacy, our employees are offered internal career development programs each year in addition to tuition reimbursement eligibility.

Our state-of-art, human capital management system, implemented in 2020, has significantly expanded our capabilities to develop and assess our employees. We build comprehensive development and succession plans at all levels in the organization to ensure that we have a strong pipeline of ready talent to meet our business outcomes.

Ensuring diversity in our workforce begins with role modeling and striving for diversity in senior management. On our Board of Directors, 3 of 9 members (33%) are female. Further, 2 of 9 members (22%) identify as Asian or Hispanic ethnicity. Notably, our U.S. workforce is 50% female. Our U.S. employees that self-report ethnicity are 58% Asian, Hispanic or Black. Of our U.S. Executive population (Vice President and above), 37.5% are female and of our U.S. executives that self-report ethnicity, 25% identify as Asian or Hispanic. Our China workforce is 57% female (largely unchanged), and of our China Executives (Vice President and above) 67% are female, an increase from 50% in 2022. Across our workforce and our leadership, we have increased our female and ethnicity representation year over year and continue to expand our efforts and corporate objectives accordingly. One of our goals in 2024 is to increase female diversity at the executive director level and above, which was 49% in the U.S. and 67% in China at the end of 2023.

In addition to furthering our investments in our human resources, we plan to continue our efforts in 2024 in critical environmental, social, and governance (“ESG”) areas. In 2023, we performed an ESG assessment of our operations, finding that we accomplished most of our yearly goals, including high-impact goals such as providing disclosure on investor outreach and feedback on Say-on-Pay proposals and resulting changes, improving Compensation Discussion and Analysis (CD&A) disclosure, and adopting a policy to increase patient diversity in clinical trials. In 2023, we also determined a number of goals for 2024, including adopting a cybersecurity incidence response policy and committee charter, drafting a 2024 Equity Incentive Plan, and performing a climate impact analysis once the SEC adopts final climate disclosure regulations.

FACILITIES

Our corporate and research and development operations are located in San Francisco, California, where we lease approximately 234,000 square feet of office and laboratory space with approximately 12,000 square feet subleased. We are currently under contract to stay at our San Francisco headquarters until the end of 2028. We also lease approximately 67,000 square feet of office and manufacturing space in Beijing, China, and multiple office spaces in Beijing and Shanghai, China. Our leases in China expire in 2026. We have constructed a commercial manufacturing facility of approximately 5,500 square meters in Cangzhou, China, on approximately 33,000 square meters of land. Our right to use such land expires in 2068. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Our subsidiaries consist of the following: 1) FibroGen Europe Oy, a majority-owned entity incorporated in Finland in 1996; 2) Skin Sciences, Inc., a majority-owned entity incorporated in the State of Delaware in 1995; 3) FibroGen International (Cayman) Limited, a majority-owned entity incorporated in the Cayman Islands in 2011; 4) FibroGen China Anemia Holdings Ltd., a majority-owned entity incorporated in the Cayman Islands in 2012; 5) FibroGen International (Hong Kong) Limited, a majority-owned entity incorporated in Hong Kong in 2011; 6) FibroGen INTL LLC, a majority-owned entity incorporated in the State of Delaware in 2021; 7) FibroGen (China) Medical Technology Development Co., Ltd., a majority-owned entity incorporated in China in 2011; and 8) Beijing Falikang Pharmaceutical Co. Ltd., an unconsolidated variable interest entity incorporated in China in 2020.

“FibroGen,” the FibroGen logo and other trademarks or service marks of FibroGen, Inc. appearing in this Annual Report are the property of FibroGen, Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”), including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we deem immaterial may also impair our business operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products pamrevlumab and roxadustat.

To date, we have invested substantially in the research and development of pamrevlumab and roxadustat.

The near-term value drivers for the Company depend in large part on pamrevlumab, which is in clinical development for locally advanced unresectable pancreatic cancer (“LAPC”) and metastatic pancreatic cancer. Even if one or both of the Phase 3 clinical trials are successful, pamrevlumab will require substantial further investment. At this time, we do not have a collaboration partner to support the development and commercialization of pamrevlumab. Additionally, as a monoclonal antibody, it will cost significantly more to manufacture pamrevlumab than it would for a typical small molecule drug.

Our near-term value drivers also include continued development and commercialization of roxadustat in the People’s Republic of China (“China”), Japan, Europe, and elsewhere. We continue to co-commercialize roxadustat in China with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in China in chemotherapy-induced anemia (“CIA”).

After terminating (except for South Korea) our collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas Pharma Inc. (“Astellas”) (the “AstraZeneca U.S./RoW Agreement”) on February 23, 2024, we are currently investigating new licensing opportunities for roxadustat; however, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

As we continue to fulfill our mission to develop novel therapeutics, we are investing in new drug programs to expand our early oncology pipeline. While we see great potential value in our early development oncology pipeline, these programs are years away from commercialization, and the success of any development program is not guaranteed. Our biggest value drivers in the near term rely on the success of pamrevlumab Phase 3 trials and roxadustat commercialization.

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

Moreover, for any clinical trial to support a New Drug Application (“NDA”)/Biologics License Application (“BLA”) submission for approval, the U.S. Food and Drug Administration (“FDA”) and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP.

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
•
the determination by regulatory authorities that additional information (including additional preclinical or clinical data or trials) is necessary to demonstrate the safety and efficacy of a product candidate,
•
disagreement over the design or implementation of our clinical trials;
•
our product candidates exhibiting an unacceptable safety signal at any stage of development;
•
failure either by us or the clinical research organizations (“CROs”) or investigators that conduct clinical trials on our behalf, to comply with regulations or GCPs, clinical trial protocols, or contractual agreements, which may adversely impact our clinical trials;
•
disagreement over whether to accept results from clinical trial sites in a country where the standard of care is potentially different from that in the U.S.;
•
failure either by us or third-party contractors manufacturing our product candidates to maintain current good manufacturing practices (“cGMP”), successfully pass inspection, or meet other applicable manufacturing regulatory requirements;
•
requirements by regulatory authorities to exclude the use of patient data from unreliable clinical trials, or disagreement with our interpretation of the data from our preclinical trials and clinical trials; or
•
failure by collaboration partners to perform or complete their clinical programs in a timely manner, or at all.

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

Preclinical, Phase 1, and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.

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

We do not know whether our ongoing or planned clinical trials will need to be redesigned based on interim results or if we will be able to achieve sufficient patient enrollment or complete planned clinical trials on schedule.

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

We have a limited amount of roxadustat and pamrevlumab in storage, limited capacity reserved at our third-party manufacturers, and, even if we have or are able to put sufficient supply agreements in place for our development and commercialization plan, there are long lead times required to manufacture and scale-up the manufacture of additional supply, as well as for raw materials and components for manufacture of our products, as required for both late-stage clinical trials, post-approval trials, and commercial supply. There is a general risk of delayed drug supply due to delays experienced by any third-party provider in the supply chain, including raw material and components suppliers, export and customs locations, and shipping companies. In addition, if we or a partner are not able to obtain regulatory approval of roxadustat in the U.S. in anemia associated with MDS, we may have excess supply manufactured in anticipation of commercialization. Such roxadustat excess supply could be wasted, for example, if it expires prior to being used in other clinical trials or prior to being used in other territories where such roxadustat formulation is approved. If we are unable to forecast, order or manufacture sufficient quantities of roxadustat or pamrevlumab on a timely basis, it may delay our development, launch or commercialization in some or all indications we are currently pursuing. Insufficient supply could be a particular risk if we were to obtain regulatory approval of pamrevlumab in the indications being studied (LAPC and metastatic pancreatic cancer). Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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
•
the timely availability and shelf-life requirements of raw materials and supplies;
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

FibroGen may also elect to transition its manufacturing responsibilities to another party. There may be risks underlying this manufacturing transition, as well as new risks that may emerge after the new organization takes over manufacturing, if that were to happen.

Regulatory authorities will do their own benefit risk analysis and may reach a different conclusion than we or our partners have, and these regulatory authorities may base their approval decision on different analyses, data, and statistical methods than ours.

Even if we believe we have achieved positive clinical results, regulatory authorities conduct their own benefit-risk analysis and may reach different conclusions. Regulatory authorities may use, among other things, different statistical methods, different endpoints or definitions thereof, and different patient populations or sub-populations. For example, the Precision Promise study employs a Bayesian statistical methodology for analysis of the study primary endpoint, and while PanCAN consulted with the FDA regarding the study design and statistical methodology, there is a risk that the FDA may employ different statistical methodologies in their review, and may not view positive study results as sufficient for regulatory approval. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. Regulatory authorities may approve one of our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. As of the end of 2023, the Chinese health authority has accepted abbreviated New Drug Applications for 19 generic roxadustat applicants.

In addition, we will likely face competition from other companies developing products in the same diseases or indications in which we are developing or commercializing products. We will also face competition for patient recruitment and enrollment for clinical trials.

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

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including UCSF, for the continued development of FOR46 (now referred to as “FG-3246”). While we control development of FG-3246 up to the 4-year evaluation period, we will be doing so under Fortis’s investigational new drug application. If Fortis were unable or unwilling to continue their development efforts, our ability to develop FG-3246 would be delayed.

We rely on the Pancreatic Cancer Action Network (“PanCAN”) to run its Precision PromiseSM Phase 2/3 registration study in metastatic pancreatic cancer. While this study includes pamrevlumab in combination with standard of care chemotherapy, PanCAN is the sponsor of the study and we do not run or control its conduct. Therefore, pamrevlumab’s success in this indication is highly dependent on PanCAN’s ability and willingness to run the Precision Promise study. Similarly, we depend on PanCAN to perform certain analyses of the study data and provide these to us to support the submission of a market authorization application to applicable regulatory authorities, if appropriate.

While we have recently terminated the AstraZeneca U.S./RoW Agreement (except for South Korea), we have active collaboration agreements with respect to the development and commercialization of roxadustat with Astellas and with AstraZeneca in China and South Korea. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for the commercialization of roxadustat throughout the major territories of the world.

Our current agreements with Astellas and AstraZeneca provide them with the right to terminate their agreements with us upon the occurrence of negative clinical results, delays in the development and commercialization of our product candidates or adverse regulatory requirements or guidance. In addition, each of those agreements provides our partners the right to terminate any of those agreements upon written notice for convenience. The termination of any of our collaboration agreements would require us to fund and perform the further development and commercialization of roxadustat in the affected territory or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations. Moreover, if Astellas or AstraZeneca, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to commercialize roxadustat could suffer.

For instance, the AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea). , Although our ongoing collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) continues in full force and is unaffected, this eliminates any additional potential milestones or other payments AstraZeneca would have made under the AstraZeneca U.S./RoW Agreement except for potentially in South Korea. Such payments were remote due to our withdrawal of the U.S. NDA for CKD anemia. And while we are now investigating new licensing opportunities for roxadustat, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

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

We may conduct proprietary research programs in specific disease areas that are not covered by our collaboration agreements. Our pursuit of such opportunities could, however, result in conflicts with our collaboration partners in the event that any of our collaboration partners take the position that our internal activities overlap with those areas that are exclusive to our collaboration agreements. Moreover, disagreements with our collaboration partners could develop over rights to our intellectual property, including the enforcement of those rights. In addition, our collaboration agreements may have provisions that give rise to disputes regarding the rights and obligations of the parties. Any conflict with our collaboration partners could lead to the termination of our collaboration agreements, delay collaborative activities, reduce our ability to renew agreements or obtain future collaboration agreements, or result in litigation or arbitration and would negatively impact our relationship with existing collaboration partners, as well as potentially impacting our commercial results.

Certain of our collaboration partners could also become our competitors in the future. If our collaboration partners develop competing products, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of our product candidates, the development and commercialization of our product candidates and products could be delayed.

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
•
disruptions to the operations of our third-party manufacturers, distributors or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event, affecting our manufacturers, distributors or suppliers; and
•
inability for FibroGen to meet timing and volume obligations to Astellas due to insufficient resources.

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

We may have shortfalls, delays, or excesses in manufacturing.

We have entered into an initial commercial supply agreement for the manufacture of pamrevlumab with Samsung Biologics Co., Ltd. (“Samsung”).

We have made certain manufacturing commitments to Samsung, and there is a contractual risk we will not require the quantities of pamrevlumab we have committed to, particularly if we do not submit a Biologics License Application (“BLA”) for pamrevlumab. In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to Samsung or other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. We may be subject to payments to Samsung to cover portions or all of the committed manufacturing campaigns even if we do not need the material for clinical or commercial usage. In addition, third-party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

There may also be additional delays in importing or exporting products, intermediates, or raw materials between countries.

Certain components of our products are acquired from single-source suppliers or without long-term supply agreements. The loss of these suppliers, or their failure to supply, would materially and adversely affect our business.

Entering into new long-term commercial supply arrangements on commercially reasonable terms, could take significant time or may not be possible. Although we have entered into long-term clinical and commercial supply arrangements for pamrevlumab, we currently rely on our contract manufacturers to purchase from third-party suppliers some of the materials necessary to produce our product candidates. We do not have direct control over the acquisition of those materials by our contract manufacturers.

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

In addition, one of our suppliers, Catalent, was recently acquired by a private company, which could add additional risk to our ability to manufacture at such supplier, including entering into new or extended agreements with this supplier.

Risks Related to Our Intellectual Property

If our efforts to protect our proprietary and exclusively licensed technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection, and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology to the extent that our patents, trade secrets, contractual position, and governmental regulations and laws allow us to do so. Any unauthorized use or disclosure of our proprietary information or technology could compromise our competitive position. Moreover, we are, have been, and may in the future be involved in legal proceedings initiated by third parties involving our intellectual property, which proceedings can be associated with significant costs and commitment of management time and attention.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications we own or license may fail to result in granted or issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, generic manufacturers and competitors with significantly greater resources could threaten our ability to commercialize our product candidates.

Intellectual property protecting our roxadustat product is either being challenged or will expire at various times in the coming years, raising the possibility of generic competition. The introduction of generic competition for a patented branded medicine typically results in a significant and rapid reduction in net sales and operating income for the branded product because generic manufacturers typically offer their unpatented versions at sharply lower prices. Such competition can occur after successful challenges to intellectual property rights or the regular expiration of the term of the patent or other intellectual property rights. Such competition can also result from a Declaration of Public Interest or the compulsory licensing of our drugs by governments, or from a general weakening of intellectual property laws in certain countries around the world. In addition, generic manufacturers sometimes take an aggressive approach to challenging intellectual property rights, including conducting so-called "launches at risk" of products that are still under legal challenge for infringement before final resolution of legal proceedings. In China, numerous generic manufacturers have filed abbreviated new drug applications (ANDAs) seeking marketing approval for generic versions of our EVRENZOTM product (爱瑞卓®️, roxadustat). While we are taking steps to both defend our roxadustat patents and challenge these ANDA filers, the outcome is uncertain.

Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that our licensors or we were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that our licensors or we were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We have, are, and may again become involved in, opposition, invalidation, or interference proceedings challenging our patents and patent applications, or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Our collaboration partners or we may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates, including roxadustat, pamrevlumab or FG-3246. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

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

Third parties have challenged and may again challenge our patents and patent applications. In particular, patent challenges have been filed against our crystal form patents in Europe and China, and against our photostable formulations patent in Europe. While European Patent No. 2872488 (the “`488 Patent”), which claims the commercial crystalline form of roxadustat, was originally revoked in opposition, the decision is currently under appeal. While both the `397 Patent and our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat, were upheld in opposition, the opponents have appealed the decision in the `284 Patent and we anticipate the opponents will appeal the decision in the `397 Patent. In China, three roxadustat crystal form patents were revoked in first-round proceedings and two revocations were upheld on first appeal; however, all decisions currently remain on appeal. Final resolution of these proceedings in Europe and China will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

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

Our reliance on third-party contractors to develop and manufacture our product candidates is based upon agreements that limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets and information are disclosed or used, even if unintentionally, in violation of these agreements. In the highly competitive markets in which our product candidates are expected to compete, protecting our trade secrets, including our strategies for addressing competing products and generic competition, is imperative, and any unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business and operations.

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

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, imprisonment, disgorgement, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could materially adversely affect our ability to operate our business and our financial results.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including personal data, business data, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the U.S., there are State data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and the Federal Health Insurance Portability and Accountability Act, and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom (“UK’s) GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, including health-related information. For example, under the European Union GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target customers in Asia and have operations in China and are subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto, these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions are subject to scrutiny from regulators, individual litigants, and activities groups.

Our employees and personnel could use generative artificial intelligence (“AI”) technologies to perform certain work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Preparing for and complying with these obligations requires us to devote resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Efforts required to remediate an ineffective system of control over financial reporting may place a significant burden on management and add increased pressure on our financial resources and processes. Moreover, we implemented an enterprise resource planning (“ERP”) system in the first quarter of 2023, which replaced our existing operating and financial systems, to improve the efficiency of certain financial and transactional processes. However, there is an increased risk that changing controls may be ineffective during the implementation and this ERP system may place additional burdens on employees to learn and adapt our processes to effectively operate under the ERP system. If the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted. If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting and subsequently our liquidity and our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

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

Further, in the U.S. there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Further, the IRA (1) directs HHS to negotiate the price of certain single-source drugs or biologics covered under Medicare, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products if approved or additional pricing pressures, or otherwise adversely affect our business.

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

A number of risks related to our international operations, many of which may be beyond our control, include: different regulatory requirements in different countries, including for drug approvals, manufacturing, and distribution; potential liability resulting from development work conducted by foreign distributors; economic weakness, including inflation, or foreign currency fluctuations, which could result in increased operating costs and expenses and reduced revenues, and other obligations incident to doing business in another country; workforce uncertainty in countries where labor unrest is more common than in the U.S.; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; political instability in particular foreign economies and markets; and business interruptions resulting from geopolitical actions specific to an international region, including war and terrorism, or natural disasters, including pandemics.

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

The China-operations portion of our audit is conducted by PricewaterhouseCoopers Zhong Tian LLP, an independent registered public accounting firm headquartered in China.

The majority of audit work incurred for the audit report included in the 2023 Form 10-K was performed by the U.S.-based independent registered public accounting firm we have retained, PricewaterhouseCoopers LLP, which is headquartered in the U.S. and was not identified in the report issued by the PCAOB on December 16, 2021.

However, we estimate that between 20% and 30% of the total audit hours for our December 31, 2023 audit were provided by PricewaterhouseCoopers Zhong Tian LLP located in China.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed into law. The HFCAA requires that the SEC identify issuers that retain an auditor that has a branch or office that is located in a foreign jurisdiction and that the PCAOB determines it is unable to inspect or investigate completely because of a position taken by an authority in that foreign jurisdiction. Among other things, the HFCAA requires the SEC to prohibit the securities of any issuer from being traded on any of the U.S. national securities exchanges, such as The Nasdaq Global Select Market, or on the U.S. “over-the-counter” markets, if the auditor of the issuer’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years after the law became effective (such period further reduced to two years by the enactment of the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”) on December 29, 2022).

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

Although the PCAOB issued a report on December 16, 2021 on its determination that it was unable to inspect or investigate completely PCAOB-registered accounting firms headquartered in China and in Hong Kong, such as PricewaterhouseCoopers Zhong Tian LLP, on December 15, 2022, it announced that it was able to conduct inspections and investigations of such accounting firms in 2022 and vacated its previous 2021 determinations accordingly. While vacating those determinations, however, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in mainland China or Hong Kong as a result of a position taken by any authority there, the PCAOB would act to immediately reconsider the need to issue new determinations consistent with the HFCAA and PCAOB’s Rule 6100.

Even though we currently view the likelihood to be remote, if our operations fundamentally change in a way that requires our independent registered public accounting firm be located in China or Hong Kong in order to comply with the standards of the PCAOB regarding principal auditor, then the HFCAA would apply to us, which consequences could include the potential delisting of our stock from the Nasdaq Global Select Market and prohibition from trading in the over-the counter market in the U.S. Such a restriction would negatively impact our ability to raise capital. Additionally, we cannot rule out the possibility that in the future Congress could amend the HFCAA or the SEC could modify its regulations to apply the restrictions, including trading prohibitions and delisting, under the HFCAA in situations in which an independent registered public accounting firm in China or Hong Kong performs part of the audit such as in our current situation.

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

We are obligated to comply with cGMP requirements but there can be no assurance that we will maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use in China. In addition to our product suppliers, we must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in our facilities meet applicable specifications and other requirements for product safety, efficacy and quality but there can be no assurance that our efforts will continue to be successful in meeting these requirements.

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

Further, the climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. For example, certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited, and our current supplier of FG-3246, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) and companies that do business with WuXi Biologics. While the current legislation does not affect our roxadustat supplier Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”), there is a risk that FibroGen could face consequences from contracting with WuXi Biologics, could be forced to find an alternative supplier for FG-3246, and there is a risk that such legislation could expand to include WuXi STA. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

We may experience difficulties in successfully growing and sustaining sales of roxadustat in China.

AstraZeneca and we have a profit-sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to competition and our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Roxadustat’s recent inclusion in the 2023 National Reimbursement Drug List came with a limited 7% price reduction. Such reimbursement pricing for China is effective for a standard two-year period (between January 1, 2024, and December 31, 2025). However, after four generics are approved in China, there is a substantial risk of being subject to the country’s volume-based purchasing program whereby a national tender could be called for roxadustat. If a tender is called for roxadustat, our access to the market as the originator drug would be significantly constrained and our price would be further reduced.

Sales of roxadustat in China may also be limited due to the complex nature of the healthcare system, low average personal income, pricing controls, still developing infrastructure, and potentially rapid competition from other products.

The retail prices of any product candidates that we develop will be subject to pricing control in China and elsewhere.

The price of pharmaceutical products is highly regulated in China, both at the national and provincial level. Price controls may reduce prices to levels significantly below those that would prevail in less regulated markets or limit the volume of products that may be sold, either of which may have a material and adverse effect on potential revenues from sales of roxadustat in China. Moreover, the process and timing for the implementation of price restrictions are unpredictable, which may cause potential revenues from the sales of roxadustat to fluctuate from period to period.

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2023, approximately $32.1 million of our cash and cash equivalents is held in China.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for CIA in China, and pamrevlumab for pancreatic cancer. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2023, 2022 and 2021 were $284.2 million, $293.7 million and $290.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1.8 billion. As of December 31, 2023, we had capital resources consisting of cash, cash equivalents and short-term investments of $235.6 million. In addition, as of December 31, 2023, we had $12.6 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. For example, in 2022 we entered into a Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) and in 2023 we entered into a debt financing agreement with investment funds managed by Morgan Stanley Tactical Value, each of which imposes certain performance and financial obligations on our business. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our research and development efforts or other operations or activities that may be necessary to commercialize our product candidates.

We may be required to recognize an impairment of our long-lived assets, which could adversely affect our financial performance.

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

On April 29, 2023, we entered into a financing agreement (“Financing Agreement”) with a $75 million senior secured term loan with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent.

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

For additional details about these financing transactions, see Note 9, Senior Secured Term Loan Facilities and Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

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

Most of our recent revenue has been earned through our roxadustat collaborations.

If either our Astellas collaboration or our AstraZeneca China collaboration were to be terminated, we could have a sudden decrease of revenue and require significant additional capital in order to help fund our operations. If adequate funds or partners are not available to us on a timely basis or on favorable terms, we may be required to delay, limit, reduce or terminate development or commercialization efforts.

We may encounter difficulties in managing our growth and expanding our operations, successfully.

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

On July 14, 2023 and December 11, 2023, FibroGen approved a reduction to its U.S. workforce of approximately 32% and 7.4% to lower its operating expenses, causing the loss of valuable skills, experience, and productivity. Furthermore, employee turnover and other risks described above may be exacerbated by the restructuring as well as recent stock performance.

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

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, see Note 12, Commitments and Contingencies, to the consolidated financial statements.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised by a cybersecurity incident, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

We and the third parties upon which we rely are subject to a variety of evolving cybersecurity threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of confidential, proprietary, and sensitive data and income, reputational harm, and diversion of funds. While it is possible that extortion payments may alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designated to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during 2023, the closing price of our common stock on The Nasdaq Global Select Market has ranged from $0.38 per share to $25.18 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies and biotechnology and life science companies stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, see Note 12, Commitments and Contingencies, to the consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Responsibilities

Our Board of Directors recognizes that cybersecurity represents an important component of the Company's overall enterprise risk management ("ERM"). Throughout the year, our Board of Directors and its Committees engage with management to discuss and mitigate a wide range of enterprise risks, including cybersecurity.

We seek to mitigate cybersecurity risks through a cross-functional approach, including our Cybersecurity Committee, focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to and remediating cybersecurity incidents as and if they occur.

Our Cybersecurity Committee is comprised of information technology, finance, legal, human resources and data privacy employees. It meets regularly to review and oversee the Company’s data security programs, policies, and strategies, including with respect to cybersecurity risk mitigation, business continuity, and business resiliency. Our Cybersecurity Committee (along with the Chief Financial Officer and Chief Legal Officer) also reviews, analyzes, and responds to cybersecurity incidents and breaches.

Our Audit Committee of the Board of Directors has the responsibility to review and discuss with management the Company’s guidelines, policies, and governance with respect to financial risk exposures and enterprise risk management (including with respect to cybersecurity) and to regularly report to the full Board. Our Audit Committee also oversees our internal audit department and management’s internal controls over financial reporting, including with respect to cybersecurity. Our Audit Committee receives regular presentations and reports on cybersecurity risks, progress on continued updates to The Company’s cybersecurity procedures, as well as is made aware, on a timely basis, of any cybersecurity incidents deemed significant enough to be raised to their attention by management, as well as ongoing updates regarding any such incident until it has been remediated.

Our Vice President of Information Technology (“IT”) oversees overall cybersecurity management and implements our cybersecurity programs with the IT group, including appropriate risk mitigation strategies, systems, processes, and controls and provides periodic reports to our Audit Committee at least semi-annually. The Vice President of IT holds an undergraduate degree in Computer Engineering and has served in Information Technology & Security roles dedicated to the Pharma & Biotechnology sector for the last 15+ years, including serving as the Chief Information Officer of another public biopharmaceutical company.

Risk Management and Strategy

We periodically assess and test our cybersecurity procedures. We identify and assess material risks from cybersecurity threats by engaging outside advisors and experts to identify, anticipate, and assess future threats and trends, to perform assessments on our cybersecurity risk and measures to mitigate such risk, including information security maturity assessments of our information security control environment. The results of such assessments and reviews are reported as appropriate to the Cybersecurity Committee and Audit Committee, and we adjust our cybersecurity procedures as necessary based on the information provided by these assessments and reviews.

Cybersecurity Technical Safeguards

We continually invest in information and cybersecurity services and technologies. Technical safeguards are designed to protect the Company's information systems from cybersecurity threats, including firewalls, continuous intrusion detection and response system(s), data leak prevention strategies, enhanced email protection software, antimalware functionality and access controls. These safeguards are evaluated and improved through periodic assessments and review of cybersecurity threat intelligence. We rely on third parties to support its cybersecurity program, including but not limited to email security management, security operations and vulnerability management.

Cybersecurity Incident Response and Recovery Planning

We have established and maintain incident response and data recovery plans that address our response to a cybersecurity incident. Our Cybersecurity Committee and members of the Cyber Security Incident Response Team (which contains additional information technology specialists) regularly test and evaluate the effectiveness of these incident response and data recovery plans. In addition to the incident detection safeguards described above, our cybersecurity policy requires employees and third party vendors to report any and all cybersecurity incidents to our IT department.

Third-Party Risk Management

We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could materially impact our business in the event of a cybersecurity incident affecting those third-party systems. Depending on the nature of the services provided, we may conduct different amounts of diligence into the cybersecurity practices of the third party, monitor the third party for cybersecurity issues, and impose contractual obligations relating to privacy and cybersecurity onto the third party.

Education and Awareness

We provide regular (at least annual) training for personnel regarding cybersecurity threats to equip our personnel with effective tools to address cybersecurity threats, and to communicate the Company's evolving information security procedures.

Current Cybersecurity Risk Posture

For an additional description of the risks from cybersecurity threats that may materially affect the Company, see “Risk Factors” in this Annual Report on Form 10-K, including “ If our information technology systems or data, or those of third parties upon which we rely, are or were compromised by a cybersecurity incident, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

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

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our consolidated balance sheet as of December 31, 2023, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. For a discussion of our legal proceedings, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements.

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

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since December 31, 2018 to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on December 31, 2018, in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among FibroGen, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

Stockholders

As of January 31, 2024, there were 105 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, international operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements” and ““Risk Factors” sections of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This discussion and analysis generally addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

BUSINESS OVERVIEW

We are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). We are developing and commercializing a diversified pipeline of novel therapeutics that work at the frontier of cancer biology and anemia.

We and Astellas Pharma Inc. (“Astellas”) are collaborating on the development and commercialization of roxadustat in territories including Japan, Europe, Turkey, Russia and the Commonwealth of Independent States, the Middle East, and South Africa. We and AstraZeneca AB (“AstraZeneca”) are collaborating on the development and commercialization of roxadustat in the United States (“U.S.”), China, and other markets in the Americas, Australia/New Zealand, and Southeast Asia.

Our collaboration agreement with AstraZeneca AB (“AstraZeneca”) for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated (except for South Korea) on February 23, 2024.

However, our ongoing collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) continues in full force and is unaffected.

We are also developing earlier stage clinical and preclinical product candidates, FG-3246, FG-3165 and FG-3175, to address unmet patient needs in oncology.

Financial Highlights

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except for per share data)
Result of Operations
Revenue	$147,752	$140,734	$235,309
Operating costs and expenses	429,567	441,759	523,839
Net loss	(284,232)	(293,654)	(290,023)
Net loss per share - basic and diluted	$(2.92)	$(3.14)	$(3.14)

		December 31, 2023	December 31, 2022
		(in thousands)
Balance Sheet
Cash and cash equivalents		$113,688	$155,700
Short-term and long-term investments		121,898	270,656
Accounts receivable		$12,553	$16,299

Our revenue for the year ended December 31, 2023 included the revenues recognized related to the following:

•
$100.9 million from roxadustat commercial sales in China, mostly from sales to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”);
•
$18.8 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas;
•
$16.1 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca;
•
$1.0 million upfront payment, $3.0 million milestone payment based on Eluminex Biosciences (Suzhou) Limited (“Eluminex”) implanting a biosynthetic cornea in the first patient of its clinical trial in China and $3.0 million manufacturing related milestone payment, recognized under our license agreement and amendments with Eluminex; and
•
$4.0 million regulatory milestone recognized under AstraZeneca China Agreement (defined further below) associated with the renewal of our right to continue to market roxadustat in China. Of this amount, $2.7 million was recognized as license revenue, $0.8 million was recognized as development revenue and the remainder was included in deferred revenue.

As comparison, our revenue for the year ended December 31, 2022 included the revenues recognized related to the following:

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
•
$82.9 million from roxadustat commercial sales in China, mostly from sales to Falikang; and
•
$11.1 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

Total operating costs and expenses decreased $12.2 million for the year ended December 31, 2023 compared to the prior year as a result of the net effect of the following:

•
$37.8 million lower drug development expenses associated with drug substance and drug product manufacturing activities related to roxadustat post-approval safety studies in China and pamrevlumab which were largely completed in the prior periods;
•
$14.8 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
$3.8 million lower legal expenses primarily due to lower corporate legal activities;
•
$24.6 million one-time, non-cash charge of acquired in-process research and development (“IPR&D”) expenses associated with the recent exclusive license for FG-3246 from Fortis Therapeutics (“Fortis”) and the acquisition of Fortis;
•
$12.6 million of restructuring charge recorded in the third quarter of 2023 related to reduction in force actions in July 2023;
•
$4.8 million higher employee-related expenses primarily due to the impact from payroll tax refunds received during 2022 that did not recur in the current year, as well as more business travel activities and higher severance during the current year period, offset by the impact from reduction in force actions in July 2023; and
•
$3.7 million higher outside services expenses due to higher consulting activities in roxadustat post-approval safety studies and efforts to prepare for commercialization in the first half of the year.

Our research and development expenses were $282.9 million, $296.8 million and $387.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Since inception and through December 31, 2023, we have incurred a total of approximately $3.2 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next few years as we continue to make investments in research and development to advance our product candidate portfolio. In addition, we expect to incur significant expenses relating to seeking regulatory approval for our product candidates and commercializing those products in various markets, including China. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. We started to implement a cost reduction effort in the second half of 2021, following the complete response letter (“CRL”) for roxadustat in the U.S., and in the second half of 2023 in connection with our efforts to streamline operations to align with our business goals. As a result, operating expenses have decreased and may continue to decrease in certain areas over time.

During the year ended December 31, 2023, we had a net loss of $284.2 million, or net loss per basic and diluted share of $2.92, as compared to a net loss of $293.7 million, or net loss per basic and diluted share of $3.14 for the prior year, primarily due to an increase in revenues and a decrease in operating costs and expenses.

Cash and cash equivalents, investments and accounts receivable totaled $248.1 million at December 31, 2023, a decrease of $194.5 million from December 31, 2022, primarily due to cash used in operations, partially offset by the net proceeds received under our senior secured term loan facilities and at-the-market program, discussed under the Liquidity and Capital Resources section below.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount for upfront payments and milestone payments received through December 31, 2023 totals $790.1 million.

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

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $15.7 million and $9.5 million for the years ended December 31, 2023 and 2022, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $3.1 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

In addition, Astellas has been an equity investor in FibroGen and considered a related party.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”). In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). The aggregate amount for upfront payments and milestone payments received through December 31, 2023 totals $516.2 million.

On February 23, 2024, the AstraZeneca U.S./RoW Agreement was terminated (except for South Korea), while the AstraZeneca China Agreement and relationship continue unaffected.

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

In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. There was no related drug product revenue for the years ended December 31, 2023 and 2022.

On September 18, 2023, we received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market roxadustat in China through 2028. We evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, all of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied.

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

We account for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. In addition, we recognized our proportionate share of the reported profits or losses of Falikang, as other income (loss) in the consolidated statement of operations, and as an adjustment to investment in unconsolidated subsidiary in the consolidated balance sheet. See Note 5, Equity method investment - Variable Interest Entity, to the consolidated financial statements for details.

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, adjusted for the estimated profit share. In addition, AstraZeneca bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. AstraZeneca is entitled to reimbursement of its sales and marketing expenses up to a cumulative capped amount of a percentage of net sales. Once such amount is reached, AstraZeneca will bill the co-promotion expenses based on actual costs as incurred plus a markup on a prospective basis, which is currently expected to continue through 2033. In addition, Development costs continue to be shared 50/50 between the Parties.

We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognize revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. During the years ended December 31, 2023 and 2022, we recognized $89.1 million and $71.2 million of net product revenue from the sales to Falikang, respectively, and $11.9 million and $11.7 million of net product revenue from sales directly to distributors in one province in China, as described in details under Product Revenue, Net section below.

Additional Information Related to Collaboration Agreements

For more detailed discussions on the accounting for these agreements, See Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements.

Total cash consideration received through December 31, 2023 and potential cash consideration for upfront payments and milestone payments under our collaboration agreements are as follows:

	Cash Received for Upfront Payments and Milestone Payments Through December 31, 2023	Additional Potential Cash Payment for Milestones	Total Potential Cash Payments for Upfront Payments and Milestones
	(in thousands)
Astellas--related-party:
Astellas Japan Agreement	$105,093	$67,500	$172,593
Astellas Europe Agreement	685,000	60,000	745,000
Total Astellas	790,093	127,500	917,593
AstraZeneca:
AstraZeneca U.S./RoW Agreement	439,000	810,000	1,249,000
AstraZeneca China Agreement	77,200	299,500	376,700
Total AstraZeneca	516,200	1,109,500	1,625,700
Total	$1,306,293	$1,237,000	$2,543,293

The above table does not include development cost reimbursement, transfer price payments, and royalties and profit share under our existing collaboration agreements. Based on our current development plans for roxadustat, we do not expect to receive most or all of these additional potential milestones. The AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea), while the AstraZeneca China Agreement and relationship continue unaffected.

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

For the year ended December 31, 2023, FibroGen recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, a $3.0 million manufacturing related milestone payment, a $1.0 million upfront payment, and a $0.5 million upfront payment related to patent transfer. See the Eluminex Agreements section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
Revenue:
License revenue	$9,649	$22,590	$116,434	$(12,941)	(57)%
Development and other revenue	18,401	24,189	70,275	(5,788)	(24)%
Product revenue, net	100,949	82,869	47,638	18,080	22%
Drug product revenue, net	18,753	11,086	962	7,667	69%
Total revenue	$147,752	$140,734	$235,309	$7,018	5%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 7%, 16% and 50% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of December 31, 2023, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2033, which reflects our best estimates, taking into account our estimated loss of exclusivity upon expiry of our composition of matter patent in 2024, our existing patent portfolio, and competition from generics. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented. Development and other revenues represented 12%, 17% and 30% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

We recognize product revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Product revenue represented 68%, 59% and 20% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca, under the AstraZeneca U.S./RoW Agreement, and Astellas in support of pre-commercial preparation prior to the New Drug Application or marketing authorization application approval, and to Astellas for ongoing commercial activities in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. Drug product revenues represented 13%, 8%, and 0% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

In the future, we will continue generating revenue from collaboration agreements in the form of license fees, milestone payments, reimbursements for collaboration services and royalties on drug product sales, and from product sales. The AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea), while the AstraZeneca China Agreement and relationship continue unaffected. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $7.0 million, or 5.0% for the year ended December 31, 2023 compared to the year ended December 31, 2022 for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
License revenue:
Astellas	$—	$22,590	$108,434	$(22,590)	100%
AstraZeneca	2,649	—	—	2,649	NM
Eluminex	7,000	—	8,000	7,000	NM
Total license revenue	$9,649	$22,590	$116,434	$(12,941)	(57)%

________________________

NM = Not meaningful

License revenue decreased $12.9 million, or 57% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

License revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2023 represented the allocated revenue related to $4.0 million regulatory milestone associated with the renewal of our right to continue to market roxadustat in China that was included in the transaction price during the third quarter of 2023 when such milestone was achieved. License revenue recognized for the year ended December 31, 2023 also included a $1.0 million upfront payment under the A&R Eluminex Agreement, a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

License revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2022 represented the allocated revenue related to $25.0 million regulatory milestone associated with the approval of EVRENZO® (roxadustat) in Russia that was included in the transaction price during the first quarter of 2022 when such milestone was achieved.

Development and Other Revenue

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
Development revenue:
Astellas	$6,662	$9,908	$21,927	$(3,246)	(33)%
AstraZeneca	9,473	12,519	48,345	(3,046)	(24)%
Total development revenue	16,135	22,427	70,272	(6,292)	(28)%
Other revenue	2,266	1,762	3	504	29%
Total development and other revenue	$18,401	$24,189	$70,275	$(5,788)	(24)%

Development and other revenue decreased $5.8 million, or 24% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2023 was impacted by the decrease in co-development billings due to substantial completion of Phase 3 trials for roxadustat under our collaboration agreements with Astellas for roxadustat. Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2022 included the allocated revenue of $2.4 million related to the above-mentioned $25.0 million regulatory milestone associated with the approval in Russia during the first quarter of 2022, which did not recur in 2023.

Development revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2023 was impacted by the decrease in co-development billings due to the closeout activities under our collaboration agreements with AstraZeneca for roxadustat, which was partially offset by the allocated revenue of $0.8 million related to the above-mentioned $4.0 million regulatory milestone associated with the renewal of our right to continue to market roxadustat in China.

Other revenue recognized for the year ended December 31, 2023 included an upfront payment related to patent transfer under from Eluminex, revenue from sales of certain research and development material, as well as revenue related to our contract manufacturing agreement with Eluminex, under which we were responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023.

Product Revenue, Net

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$13,190	$12,366	$13,727	$824	7%
Discounts and rebates	(1,298)	(665)	(1,740)	(633)	95%
Sales returns	2	1	83	1	100%
Direct sales revenue, net	11,894	11,702	12,070	192	2%

Sales to Falikang:
Gross transaction price	154,817	112,544	97,531	42,273	38%
Profit share	(66,254)	(43,716)	(34,759)	(22,538)	52%
Net transaction price	88,563	68,828	62,772	19,735	29%
Decrease (increase) in deferred revenue	492	2,339	(27,204)	(1,847)	(79)%
Sales to Falikang revenue, net	89,055	71,167	35,568	17,888	25%
Total product revenue, net	$100,949	$82,869	$47,638	$18,080	22%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $18.1 million, or 22% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

We recognize product revenue from direct sales to distributors in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts. Product revenue from direct sales, net increased $0.2 million, or 2% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The gross product revenue from direct sales to distributors increased $0.8 million, or 7% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in sales volume. The discounts and rebates primarily consisted of the price adjustments recorded based on government-listed price guidance and estimated channel inventory levels, the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor, and other rebates and discounts, as well as sales return allowance. The total discounts and rebates were immaterial for the years ended December 31, 2023 and 2022.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, adjusted for the estimated profit share. We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of the China performance obligation transaction price to the performance obligation satisfied during the reporting period. The variable consideration components that are included in the transaction price may be constrained, and are included in the product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved.

Sales to Falikang revenue, net increased $17.9 million, or 25% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The gross transaction price increased $42.3 million and the calculated profit share increased $22.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, respectively, primarily due to the increase in sales volume.

Periodically, we update our assumptions such as total sales quantity, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we recognized $0.5 million and $2.3 million from the previously deferred revenue of the China performance obligation during the years ended December 31, 2023 and 2022, respectively.

Drug Product Revenue

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$15,656	$9,480	$2,056	$6,176	65%
Astellas Europe Agreement	3,097	1,606	1,130	1,491	93%
AstraZeneca U.S./RoW Agreement	—	—	(2,224)	—	—
Total drug product revenue, net:	$18,753	$11,086	$962	$7,667	69%

Drug product revenue increased $7.7 million, or 69% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Astellas Japan Agreement

During the second quarter of 2023, we fulfilled two shipment obligations under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $14.4 million in the same period. In addition,we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment and accordingly recorded an adjustment to the drug product revenue of $1.3 million for the year ended December 31, 2023. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, foreign exchange impacts and estimated yield from the manufacture of bulk product tablets, among others.

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

As of December 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

During the fourth quarter of 2023, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, we reclassified $38.7 million from the related deferred revenue to accrued liabilities. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million, representing our best estimate that this amount will be paid within the next 12 months.

During the second quarter of 2022, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, during the year ended December 31, 2022, we reclassified a total of $57.4 million from the related deferred revenue to accrued liabilities. As of December 31, 2022, the related balance in accrued liabilities was $57.4 million.

In addition, we recognized royalty revenue of $2.3 million and $0.6 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the years ended December 31, 2023 and 2022, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

There was no shipment of bulk drug product to AstraZeneca as commercial supply under the terms of the AstraZeneca Master Supply Agreement during the years ended December 31, 2023 and 2022.

During the first quarter of 2022, we evaluated the current developments in the U.S. market, and updated our estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply under the terms of the AstraZeneca Master Supply Agreement. As a result, during the year ended December 31, 2022, we reclassified $11.2 million from the related deferred revenue to accrued liabilities, which remained unchanged as of December 31, 2023, representing our best estimate that this amount will be paid within the next 12 months.

Operating Costs and Expenses

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$18,848	$20,280	$12,871	$(1,432)	(7)%
Research and development	282,861	296,791	387,043	(13,930)	(5)%
Selling, general and administrative	115,252	124,688	123,925	(9,436)	(8)%
Restructuring charge	12,606	—	—	12,606	NM
Total operating costs and expenses	$429,567	$441,759	$523,839	$(12,192)	(3)%

________________________

NM = Not meaningful

Total operating expenses decreased $12.2 million, or 3% for the year ended December 31, 2023 compared to the year ended December 31, 2022, for the reasons discussed in the sections below.

Cost of goods sold

Cost of goods sold decreased ($1.4) million, or (7)% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $14.9 million for the year ended December 31, 2023, as compared to $15.1 million for the year ended December 31, 2022, a decrease of $0.2 million, resulting from improved unit cost efficiency primarily due to higher production volume, partially offset by the increase in the sales volume.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $3.1 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods.

Cost of goods sold for the years ended December 31, 2023 and 2022 also included manufacturing costs $0.8 million and $1.4 million, respectively, related to our contract manufacturing revenue from Eluminex.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development assets that have no alternative future use other than in a particular research and development project. We have implemented a cost reduction effort since 2021 and efforts to streamline operations to align with our business goals in the second half of 2023, as a result, research and development expenses have decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the years ended December 31, 2023, 2022 and 2021:

	Phase of	Years Ended December 31,
Product Candidate	Development	2023		2022	2021
		(in thousands)
Pamrevlumab	Phase 2/3	$145,730		$198,764	$188,534
Roxadustat	Approved / Phase 3	31,116		46,469	97,245
FG-3246	Preclinical	30,362	*	—	—
Other research and development expenses		75,653		51,558	101,264	**
Total research and development expenses		$282,861		$296,791	$387,043

* Included $24.6 million one-time, non-cash acquired IPR&D expenses associated with the recent exclusive license for FG-3246 from Fortis and the acquisition of Fortis. See Note 4, Exclusive License and Option to Acquire Fortis Therapeutics, to the consolidated financial statements.

** Other research and development expenses included $60.0 million of acquired in-process research and development assets related to upfront payments to HiFiBiO during the year ended December 31, 2021.

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $13.9 million, or 5% for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of the net effect of the following:

•
Decrease of $37.8 million in drug development expenses associated with drug substance, drug product manufacturing activities and logistic activities related to pamrevlumab which were largely completed in the prior periods;
•
Decrease of $9.4 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
$24.6 million one-time, non-cash acquired IPR&D expenses associated with the recent exclusive license for FG-3246 from Fortis and the acquisition of Fortis;

•
Increase of $3.7 million in employee-related costs primarily due to the impact from payroll tax refunds received during 2022 that did not recur in the current year, as well as more business travel activities and higher severance, offset by the impact from reduction in force actions in July 2023; and
•
Increase of $3.1 million information technology, facilities and allocated costs primarily associated with software costs and maintenance services.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. We have implemented a cost reduction effort since 2021 and efforts to streamline operations to align with our business goals in the second half of 2023, as a result, SG&A expenses have decreased in certain areas and may continue to decrease over time.

SG&A expenses decreased $9.4 million, or (8)% for the year ended December 31, 2023 compared to the year ended December 31, 2022, as a result of the net effect of the following:

•
Decrease of $5.4 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
Decrease of $3.8 million in legal expenses primarily due to lower corporate legal activities;
•
Decrease of $3.3 million due to higher expenses in information technology, facilities and equipment costs primarily associated with software costs and maintenance services, which were allocated to research and development expenses;
•
Increase of $1.7 million in outside services expenses due to higher consulting activities in general administrative function and efforts to prepare for commercialization in the first half of the year; and
•
Increase of $1.1 million in employee-related costs primarily due to the impact from payroll tax refunds received during 2022 that did not recur in the current year, as well as higher severance during the current year period, offset by the impact from reduction in force actions in July 2023 and lower recruiting and relocation costs.

Restructuring Charge

On July 14, 2023, we approved a restructuring plan (the “Plan”) to lower our operating expenses. The Plan included a reduction to our U.S. workforce of approximately 32% (or 104 employees). As a result, we recorded a total of $12.6 million non-recurring restructuring charge during the third quarter of 2023, primarily consisting of notice period and severance payments, accrued vacation and employee benefits contributions. The Plan is in connection with the Company’s efforts to streamline operations to align with the Company’s business goals.

Interest and Other, Net

	Years Ended December 31,			Change 2023 vs. 2022
	2023	2022	2021	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(15,532)	$(1,440)	$(1,075)	$(14,092)	979%
Interest income and other income (expenses), net	10,480	7,596	(1,078)	2,884	38%
Total interest and other, net	$(5,052)	$6,156	$(2,153)	$(11,208)	(182)%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense increased $14.1 million, or 979% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest expense for the year ended December 31, 2023 included $7.4 million related to the senior secured term loan facilities entered into in April 2023. See Note 9, Senior Secured Term Loan Facilities, to the consolidated financial statements for details.

Interest expense for the years ended December 31, 2023 and 2022 also included interest expense of $7.7 million and $1.0 million, respectively, related to sale of future revenues under the Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) entered into in November 2022. See Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

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

Interest income and other income (expenses), net increased $2.9 million, or 38% for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to $5.8 million higher interest income from our investments with higher interest rate during the current year period, and $2.3 million of favorable foreign exchange impact, partially offset by an impact of $5.0 million recorded during the second quarter of 2022, which did not recur in the current year period, resulting from a reduction to other expenses to release the previously estimated late payment fees related to value added tax in China.

Provision for Income Taxes

	Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Loss before income taxes	$(286,867)	$(294,869)	$(290,683)
Provision for income taxes	3	358	347
Effective tax rate	—%	(0.1)%	(0.1)%

The provisions for income taxes for each of the three years ended December 31, 2023 were due to foreign taxes.

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

Investment Income (Loss) in Unconsolidated Variable Interest Entity

Investment income (loss) in unconsolidated variable interest entity represented our proportionate share of the reported profits or losses of Falikang, an unconsolidated variable interest entity accounted for under the equity method. See Note 5, Equity method investment - Variable Interest Entity, to the consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

On November 4, 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

On February 27, 2023, we entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $200.0 million (the “ATM Program”). Under the ATM Program, we sold 2,472,090 shares of our common stock and received net proceeds of approximately $48.4 million during the year ended December 31, 2023. See the At-the-Market Program section, in Note 13, Equity and Stock-based Compensation, to the consolidated financial statements for details.

On April 29, 2023, we entered into the Financing Agreement with investment funds managed by Morgan Stanley Tactical Value, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. For additional details about this financing transaction, see Note 9, Senior Secured Revolving Line of Credit, to the consolidated financial statements.

As of December 31, 2023, we had cash and cash equivalents of $113.7 million, compared to $155.7 million as of December 31, 2022. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of December 31, 2023, we had short-term investments of $121.9 million, compared to short-term investments of $266.3 million and long-term investments of $4.3 million as of December 31, 2022. As of December 31, 2023, a total of $32.2 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, including $32.1 million held in China, to be used primarily for our China operations.

Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. During the year ended December 31, 2023, FibroGen Beijing made a total of $55.5 million repayments of intercompany loans. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(315,021)	$(145,933)	$(82,232)
Investing activities	153,657	89,116	(426,972)
Financing activities	122,749	46,776	(563)
Effect of exchange rate changes on cash and cash equivalents	(3,397)	(5,482)	2,597
Net decrease in cash and cash equivalents	$(42,012)	$(15,523)	$(507,170)

Operating Activities

Net cash used in operating activities was $315.0 million for the year ended December 31, 2023 and consisted primarily of net loss of $284.2 million adjusted for non-cash items and non-operating activities of $88.9 million and a net decrease in operating assets and liabilities of $119.7 million. The significant non-cash items included stock-based compensation expense of $50.8 million, acquired IPR&D expenses associated with the acquisition of Fortis of $24.6 million, depreciation expense of $9.5 million, non-cash interest expense related to sale of future revenues of $7.7 million, and net accretion of premium and discount on investments of $5.1 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $49.8 million, primarily due to the movements related to API and bulk drug product price true-up resulting from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, including the payment of $57.4 million previously accrued balance made during the current year period. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details. The decrease was partially offset by the accrued liabilities of $28.5 million for the litigation settlement as of December 31, 2023, which is fully recoverable under our insurance policies. See Note 12, Commitments and Contingencies, to the consolidated financial statements for details. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Deferred revenue decreased $28.2 million, primarily related to related to the reclassification of $38.7 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details;
•
Accounts payable decreased $15.5 million, primarily driven by the payments made for the historical co-promotion expenses to AstraZeneca during the current year, as well as the timing of invoicing and payments; and
•
Prepaid expenses and other current assets increased $28.2 million, primarily due to the $28.5 million receivable as of December 31, 2023 for the insurance recovery for the above-mentioned litigation settlement.

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

Net cash provided by investing activities was $153.7 million for the year ended December 31, 2023 and consisted primarily of $400.6 million of proceeds from maturities of investments and $6.7 million of proceeds from sales of available-for-sale securities, partially offset by $251.8 million of cash used in purchases of available-for-sale securities.

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

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangements, proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liabilities and obligations.

Net cash provided by financing activities was $122.7 million for the year ended December 31, 2023 and consisted primarily of $74.1 million net proceeds from senior secured term loan facilities, $48.4 million net proceeds received under the ATM Program and $3.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan (“ESPP”).

Net cash provided by financing activities was $46.8 million for the year ended December 31, 2022 and consisted primarily of $49.8 million of net proceeds from sale of future revenues from NovaQuest, $4.2 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our ESPP, partially offset by $5.2 million of cash paid for payroll taxes on restricted stock unit releases, and $1.5 million of cash paid for transaction costs related to sale of future revenues.

Material Cash Requirements

We generate revenue from commercial sales of roxadustat product in China, Japan and Europe. Even with the expectation of increases in these revenues, we anticipate that we will continue to generate losses for the foreseeable future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, debt financings, and equity financing. We expect to continue to incur significant research and development expenses to invest in our other programs and there is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other factors outlined outlined under Part I, Item 1A “Risk Factors” in this Annual Report, as well as unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents, short-term investments and accounts receivable, together with the proceeds from senior secured term loan facilities in the second quarter of 2023, the financing amount under the RIFA received in fourth quarter of 2022, and the net proceeds received under our ATM program in the first half of 2023, as well as the cost savings we have recently implemented (including from the reduction in workforce that we announced on July 19, 2023), will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Annual Report. However, we may need additional capital thereafter and our liquidity assumptions may materially differ and we could utilize our available financial resources sooner than we currently expect. We may incur additional expenses not currently contemplated due to events associated with the recently announced reduction in workforce. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs and expenses, which would impair our growth prospects and could otherwise negatively impact our business.

Commitments and Contingencies

Contractual Obligations

At December 31, 2023, our material cash requirements from known contractual and other obligations primarily relate to our lease liabilities, non-cancelable purchase obligations and liability related to sale of future revenues. Expected timing of those payments are as follows (in thousands):

		Payments Due In
	Total	Next 12 Months	Beyond 12 Months
Lease liabilities	$90,511	$17,601	$72,910
Purchase obligations	36,291	30,318	5,973
Liability related to sale of future revenues	125,000	5,654	119,346
Total payments	$251,802	$53,573	$198,229

Our lease liabilities are primarily related to our real estate leases for office spaces in the U.S. and China. See Note 7, Leases, to the consolidated financial statements for details.

Our outstanding non-cancelable purchase obligations primarily related to manufacturing and supply for pamrevlumab and roxadustat, and other purchases and programs. See Note 12, Commitments and Contingencies, to the consolidated financial statements for details.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of December 31, 2023, we had $71.9 million of senior secured term loan facilities balance on the consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 9, Senior Secured Term Loan Facilities, to the consolidated financial statements for details.

Under the RIFA with NovaQuest, as of December 31, 2023, we had $57.1 million of liability related to sale of future revenues on the consolidated balance sheets, $5.7 million of which we expect to pay within the next 12 months. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a payment cap up to $125.0 million by 2031. See Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development, regulatory and commercial milestones. As of December 31, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred and therefore these amounts have been excluded from the table above.

The table above excludes uncertain tax benefits of approximately $81.0 million that are disclosed in Note 15, Income Taxes, to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the gross deferred tax assets and the corresponding valuation allowance, if warranted.

As of December 31, 2023, we have several on-going clinical studies in various stages. Under agreements with various CROs, and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancelable, we have historically not canceled such contracts.

As of December 31, 2023, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $10.4 million of principal outstanding and $7.3 million of interest accrued related to loans from the Finnish government (“TEKES” loans), respectively, which have been included as product development obligations on our consolidated balance sheet. See Note 11, Product Development Obligations, to the consolidated financial statements for details.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Recently Issued Accounting Guidance Not Yet Adopted

For recently issued accounting guidance, see Note 2, Significant Accounting Policies, to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For arrangements that include sales-based royalties and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, royalty revenue resulting from collaboration arrangements has been immaterial.

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

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in one province in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing. We are not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and we lack the power criterion to direct the activities of Falikang (see Note 5, Equity method investment - Variable Interest Entity, to our consolidated financial statements).

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

•
Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the AstraZeneca China Agreement allocated to the China performance obligation;
•
Co-development billings resulting from our research and development efforts, which are reimbursable under the AstraZeneca China Agreement;
•
Interim profit/loss share between FibroGen Beijing and AstraZeneca from April 1, 2020 through December 31, 2020; and
•
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

We record product revenue at the net sales prices that includes certain estimates of variable consideration. These estimates include price adjustment calculated based on estimated channel inventory levels when China’s National Healthcare Security Administration releases price guidance for roxadustat under the National Reimbursement Drug List, various fixed-amount or percentage-based rebates and discounts recorded as a reduction to revenue at the point of sale to the distributor or when distributor meets eligibility requirements, and estimated sales return as distributors can request to return product to us only due to quality issues or for product purchased within one year prior to the product’s expiration date.

We calculate the variable consideration based on gross sales to the distributor, or estimate it utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involves significant judgment.

The rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. We record these rebates and discounts as contract liabilities at the time they become eligible and in the same period that the related revenue is recorded. Due to our legal right to offset, at each balance sheet date, we present the rebates and discounts as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when we expect to settle the discount in cash. We calculate the distributor’s legal right of offset at the individual distributor level.

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas in support of pre-commercial preparation prior to the NDA or Marketing Authorization Application approval, and to Astellas for ongoing commercial activities in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations.

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

As of December 31, 2023, we did not have material financial assets and liabilities denominated in foreign currencies that are subject to fluctuation in the exchange rate with the U.S. dollar. Therefore, our financial assets and liabilities are not currently subject to significant foreign currency risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our cash and cash equivalents without assuming significant risk. To achieve our objectives, we invest our non-operating cash and cash equivalents primarily in commercial paper and money market funds as of December 31, 2023. Given the nature of our investments as of December 31, 2023, we believe that our exposure to interest rate risk is not significant. We actively monitor changes in interest rates.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Determining the Transaction Price for Product Revenue Recognition for Sales to Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”)

As described in Notes 2 and 3 to the consolidated financial statements, with respect to the roxadustat commercial product, revenue is recognized at a point in time when control of the product is transferred to Falikang. Total product revenue, net recognized related to sales to Falikang was $89.1 million for the year ended December 31, 2023. Revenue is recognized based on the estimated transaction price per unit and the actual quantity of product delivered to Falikang during the reporting period. The estimated transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which management determined it is likely those sales would occur. Management applied significant judgment in determining the transaction price per unit, which involved the use of significant assumptions such as (i) the estimated total gross transaction price and profit share, (ii) the estimated total sales quantity, and (iii) the estimated performance period in which the Company determined it is likely those sales would occur.

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

February 26, 2024

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$113,688	$155,700
Short-term investments	121,898	266,308
Accounts receivable, net ($6,079 and $12,088 from related parties)	12,553	16,299
Inventories	41,565	40,436
Prepaid expenses and other current assets	41,855	14,083
Total current assets	331,559	492,826
Restricted time deposits	1,658	2,072
Long-term investments	—	4,348
Property and equipment, net	13,126	20,605
Equity method investment in unconsolidated variable interest entity	5,290	5,061
Operating lease right-of-use assets	68,093	79,893
Other assets	3,803	5,282
Total assets	$423,529	$610,087

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$17,960	$30,758
Accrued and other current liabilities ($39,814 and $63,886 to a related party)	172,891	219,773
Deferred revenue ($7,220 and $9,259 to related parties)	12,740	12,739
Operating lease liabilities, current	14,077	10,292
Total current liabilities	217,668	273,562
Product development obligations	17,763	16,917
Deferred revenue, net of current ($9,705 and $31,044 to a related party)	157,555	185,722
Operating lease liabilities, non-current	66,537	79,593
Senior secured term loan facilities, non-current	71,934	—
Liability related to sale of future revenues, non-current	51,413	49,333
Other long-term liabilities ($656 and $0 to a related party)	2,858	6,440
Total liabilities	585,728	611,567

Commitments and Contingencies (Note 12)

Redeemable non-controlling interests	21,480	—
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2023 and 2022; 98,770 and 94,166 shares issued and outstanding at December 31, 2023 and 2022	988	942
Additional paid-in capital	1,643,641	1,541,019
Accumulated other comprehensive loss	(6,875)	(5,720)
Accumulated deficit	(1,841,920)	(1,557,688)
Total stockholders’ deficit attributable to FibroGen	(204,166)	(21,447)
Nonredeemable non-controlling interests	20,487	19,967
Total deficit	(183,679)	(1,480)
Total liabilities, redeemable non-controlling interests and deficit	$423,529	$610,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
License revenue (includes $0, $22,590 and $108,434 from a related party)	$9,649	$22,590	$116,434
Development and other revenue (includes $6,662, $9,908 and $21,928 from a related party)	18,401	24,189	70,275
Product revenue, net (includes $89,055, $71,167 and $35,568 from a related party)	100,949	82,869	47,638
Drug product revenue, net (includes $18,753, $11,086 and $3,186 from a related party)	18,753	11,086	962
Total revenue	147,752	140,734	235,309

Operating costs and expenses:
Cost of goods sold	18,848	20,280	12,871
Research and development	282,861	296,791	387,043
Selling, general and administrative	115,252	124,688	123,925
Restructuring charge	12,606	—	—
Total operating costs and expenses	429,567	441,759	523,839
Loss from operations	(281,815)	(301,025)	(288,530)

Interest and other, net
Interest expense	(15,532)	(1,440)	(1,075)
Interest income and other income (expenses), net	10,480	7,596	(1,078)
Total interest and other, net	(5,052)	6,156	(2,153)

Loss before income taxes	(286,867)	(294,869)	(290,683)
Provision for income taxes	3	358	347
Investment income in unconsolidated variable interest entity	2,638	1,573	1,007
Net loss	$(284,232)	$(293,654)	$(290,023)

Net loss per share - basic and diluted	$(2.92)	$(3.14)	$(3.14)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	97,303	93,582	92,349

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(284,232)	$(293,654)	$(290,023)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,712)	75	1,235
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	2,557	(1,632)	(899)
Other comprehensive gain (loss), net of taxes	(1,155)	(1,557)	336
Comprehensive loss	(285,387)	(295,211)	(289,687)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity (Deficit)	Interests
								(Note 4)
Balance at December 31, 2020	91,440,633	$914	$1,399,774	$(4,499)	$(974,011)	$19,271	$441,449	$—
Net loss	—	—	—	—	(290,023)	—	(290,023)	—
Change in unrealized gain or loss on investments	—	—	—	(899)	—	—	(899)	—
Foreign currency translation adjustments	—	—	—	1,235	—	—	1,235	—
Shares issued from stock plans, net of payroll taxes paid	1,439,900	15	5,479	—	—	—	5,494	—
Stock-based compensation	—	—	71,161	—	—	—	71,161	—
Conversion of subsidiary’s convertible note payable (Note 13)	—	—	—	—	—	696	696	—
Balance at December 31, 2021	92,880,533	$929	$1,476,414	$(4,163)	$(1,264,034)	$19,967	$229,113	$—
Net loss	—	—	—	—	(293,654)	—	(293,654)	—
Change in unrealized gain or loss on investments	—	—	—	(1,632)	—	—	(1,632)	—
Foreign currency translation adjustments	—	—	—	75	—	—	75	—
Shares issued from stock plans, net of payroll taxes paid	1,285,553	13	(996)	—	—	—	(983)	—
Stock-based compensation	—	—	65,601	—	—	—	65,601	—
Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(284,232)	—	(284,232)	—
Consolidation of Fortis (Note 4)	—	—	—	—	—	520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	2,557	—	—	2,557	—
Foreign currency translation adjustments	—	—	—	(3,712)	—	—	(3,712)	—
Issuance of common stock under ATM Program	2,472,090	24	48,383	—	—	—	48,407	—
Shares issued from stock plans, net of payroll taxes paid	2,132,071	22	3,472	—	—	—	3,494	—
Stock-based compensation	—	—	50,767	—	—	—	50,767	—
Balance at December 31, 2023	98,770,247	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(284,232)	$(293,654)	$(290,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,518	10,017	10,170
Amortization of finance lease right-of-use assets	412	587	4,639
Net accretion of premium and discount on investments	(5,061)	1,619	2,482
Unrealized loss on equity investments	—	—	30
Investment income in unconsolidated variable interest entity	(2,638)	(1,573)	(1,007)
Loss (gain) on disposal of property and equipment	4	(1)	233
Stock-based compensation	50,767	65,601	71,161
Acquired in-process research and development expenses	24,636	—	60,000
Non-cash interest expense related to sale of future revenues	7,734	1,036	—
Dividend received from unconsolidated variable interest entity	2,255	—	—
Impairment of investment	1,000	—	—
Realized loss on sales of available-for-sale securities	271	5	—
Changes in operating assets and liabilities:
Accounts receivable, net ($6,009, $(1,158) and $(6,803) from related parties)	3,433	765	25,180
Inventories	(1,695)	(10,999)	(14,158)
Prepaid expenses and other current assets ($0, $0 and $889 from a related party)	(28,165)	4,916	(9,854)
Operating lease right-of-use assets	11,704	10,908	4,209
Other assets	256	263	(4,412)
Accounts payable ($0, $0 and $(1,118) from a related party)	(15,514)	5,909	805
Accrued and other liabilities ($(24,072), $63,882 and $(20) from a related party)	(49,778)	90,556	16,380
Operating lease liabilities, current	3,820	(547)	503
Deferred revenue ($(23,378), $11,211 and $21,549 from related parties)	(28,166)	(4,130)	57,637
Accrued interest for finance lease liabilities	(11)	33	(75)
Operating lease liabilities, non-current	(12,998)	(8,994)	(4,043)
Other long-term liabilities	(2,573)	(18,250)	(12,089)
Net cash used in operating activities	(315,021)	(145,933)	(82,232)

Investing activities
Purchases of property and equipment	(2,519)	(3,741)	(5,186)
Payment made for acquired in-process research and development asset	—	(35,000)	(25,000)
Proceeds from sale of property and equipment	—	6	—
Purchases of available-for-sale securities	(251,830)	(164,023)	(484,144)
Cash acquired from consolidation of Fortis	656	—	—
Proceeds from sales of available-for-sale securities	6,729	7,382	4,214
Proceeds from maturities of investments	400,621	284,492	83,144
Net cash provided by (used in) investing activities	153,657	89,116	(426,972)

Financing activities
Proceeds from senior secured term loan facilities, net of issuance costs	74,078	—	—
Cash paid for transaction costs for senior secured term loan facilities	(2,746)	—	—
Repayments of finance lease liabilities	(148)	(135)	(5,489)
Repayments of lease obligations	(336)	(403)	(403)
Cash paid for payroll taxes on restricted stock unit releases	(237)	(5,167)	(7,372)
Proceeds from sale of future revenues, net of issuance costs	—	49,750	—
Cash paid for transaction costs related to sale of future revenues	—	(1,453)	—
Proceeds from issuance of common stock under ATM Program, net of commissions	48,407	—	—
Proceeds from issuance of common stock under employee stock plans	3,731	4,184	12,701
Net cash provided by (used in) financing activities	122,749	46,776	(563)
Effect of exchange rate change on cash and cash equivalents	(3,397)	(5,482)	2,597
Net decrease in cash and cash equivalents	(42,012)	(15,523)	(507,170)
Total cash and cash equivalents at beginning of period	155,700	171,223	678,393
Total cash and cash equivalents at end of period	$113,688	$155,700	$171,223

Supplemental cash flow information:
Non cash acquisition in Fortis	$(22,000)	$—	$—
Interest payments	54	104	94
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	103	428	1,009
Balance in accrued liabilities related to issuance costs of secured term loan facilities	—	—	35,000
Balance in other receivables related to stock option exercise	—	—	165
Conversion of subsidiary’s convertible note payable to non-controlling interests	$—	$—	$696

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

FibroGen, Inc. (“FibroGen” or the “Company”) is headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen is developing and commercializing a diversified pipeline of novel therapeutics that work at the frontier of cancer biology and anemia.

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

FibroGen is also developing earlier stage clinical and preclinical product candidates, FG-3246, FG-3165 and FG-3175, to address unmet patient needs in oncology.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned subsidiaries, as well as any variable interest entity (“VIE”) for which FibroGen is the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation. For any VIE for which FibroGen is not the primary beneficiary, the Company uses the equity method of accounting.

The Company operates in one reportable segment — the development and commercialization of novel therapeutics to treat serious unmet medical needs.

The Company believes that its existing cash and cash equivalents, short-term investments and accounts receivable will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements. However, the Company may need additional capital thereafter and its liquidity assumptions may materially differ. The Company may utilize its available financial resources sooner than it currently expects and may incur additional expenses not currently contemplated. In addition, the Company may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources.

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

	December 31,
	2023	2022
Falikang — Related party	42%	65%
AstraZeneca	33%	16%

As of December 31, 2023 and 2022, the aggregate accounts receivable related to roxadustat sales in China from distributors represented 17% and 10%, respectively, of the consolidated accounts receivable, with no material balance from any individual distributor.

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

Cash, Cash Equivalents and Restricted Time Deposits

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents also include money market accounts and various deposit accounts. As of December 31, 2023 and 2022, a total of $32.2 million and $92.5 million, respectively, of the Company’s cash and cash equivalents was held outside of the U.S. in the Company’s foreign subsidiaries to be used primarily for the Company’s China operations. Restricted time deposits include an irrevocable standby letter of credit as security deposit for a long-term property lease with the Company’s landlord. Restricted time deposits were $1.7 million and $2.1 million as of December 31, 2023 and 2022, respectively.

Investments

As of December 31, 2023, the Company’s investments consist primarily of diversified bonds, commercial paper, and money market funds. Those investments with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered short-term investments. Those investments with maturities greater than 12 months (365 days) from the balance sheet date are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Trade accounts receivable

The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the years ended December 31, 2023, 2022 and 2021 and the allowance for credit losses as of December 31, 2023 and 2022 were immaterial.

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

Lease right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As its leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company reassesses the incremental borrowing rate periodically for application to any new leases or lease modifications, which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed. For any lease modification, the Company reassesses the lease classification, remeasures the related lease liability using an updated discount rate, and adjusts the related ROU asset under the lease modification guidance under the ASC 842, Leases, (“ASC 842”).

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company had no impairment of long-lived assets for the years ended December 31, 2023, 2022 and 2021.

Liability Related to Sale of Future Revenues

The Company accounts for the sale of future revenue as a debt, because the risks and rewards to the investor are limited by the terms of the transaction as discussed further in Note 10, Liability Related to Sale of Future Revenues. The difference between the carrying amount of the initial liability and the gross proceeds received is accounted for as a discount. The Company recognizes interest expense based on an estimated effective annual interest rate, which is affected by the amount and timing of revenues recognized and changes in the timing of forecasted revenues. Quarterly, the Company reassesses the expected revenues and the timing of such revenues, recalculates the amortization and effective interest rate and adjusts the accounting prospectively as needed.

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

Product revenue, net

Product revenue, net consists of revenues from sales of roxadustat commercial product to Falikang, and directly to pharmaceutical distributors located in one province in China that are not covered by Falikang. Falikang is jointly owned by AstraZeneca AB (“AstraZeneca”) and FibroGen Beijing. The Company is not the primary beneficiary of Falikang for accounting purposes, as AstraZeneca is the final decision maker for all the roxadustat commercialization activities, and the Company lacks the power criterion to direct the activities of Falikang (see Note 5, Equity method investment - Variable Interest Entity).

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

•
Non-refundable upfront license fees; development, regulatory, and commercial milestone payments based on the AstraZeneca China Agreement allocated to the China performance obligation;
•
Co-development billings resulting from the Company’s research and development efforts, which are reimbursable under the AstraZeneca China Agreement;
•
Interim profit/loss share between FibroGen Beijing and AstraZeneca from April 1, 2020 through December 31, 2020; and
•
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

Product revenue is recorded at the net sales prices that includes certain estimates of variable consideration. These estimates include price adjustment calculated based on estimated channel inventory levels when China’s National Healthcare Security Administration releases price guidance for roxadustat under the National Reimbursement Drug List, various fixed-amount or percentage-based rebates and discounts recorded as a reduction to revenue at the point of sale to the distributor or when distributor meets eligibility requirements, and estimated sales return as distributors can request to return product to the Company only due to quality issues or for product purchased within one year prior to the product’s expiration date.

The calculation of the variable consideration is based on gross sales to the distributor, or estimated utilizing best available information from the distributor, maximum known exposures and other available information including estimated channel inventory levels and estimated sales made by the distributor to hospitals, which involve a significant judgment.

The rebates and discounts all together are eligible to be applied against the distributor’s future sales order, limited to certain maximums until such rebates and discounts are exhausted. These rebates and discounts are recorded as contract liabilities at the time they become eligible and in the same period that the related revenue is recorded. Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the consolidated balance sheet. The rebates and discounts reflected as reductions to gross accounts receivable for direct sales.

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca and Astellas Pharma Inc. (“Astellas”) in support of pre-commercial preparation prior to the New Drug Application (“NDA”) or Marketing Authorization Application approval, and to Astellas for ongoing commercial activities in Japan and Europe. Drug product revenue is recognized when the Company fulfills the inventory transfer obligations.

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

License Acquisition Agreement

In June 2021, the Company entered into an exclusive license and option agreement (the “HiFiBiO Agreement”) with HiFiBiO Therapeutics (“HiFiBiO”), pursuant to which the Company exclusively licensed all product candidates in HiFiBiO’s Galectin-9 program and subsequently exclusively licensed all product candidates in HiFiBiO’s CCR8 program in December 2021. Under the terms of the HiFiBiO Agreement, the Company has paid a $25.0 million upfront payment to HiFiBiO during the year ended December 31, 2021, and recorded a $35.0 million upfront payment for the CCR8 option exercise in accrued liabilities as of December 31, 2021, which was paid during the first quarter of 2022. HiFiBiO may receive R&D and regulatory milestone payments of up to $175 million, as well as sales milestones of up to $170 million. HiFiBiO will also be eligible to receive tiered royalties based upon worldwide net sales capped at 10%, subject to certain reductions. We expect to file INDs on product candidates for both the CCR8 and Galectin-9 programs in the first half of 2024.

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

Contingent consideration payments will be evaluated and recognized when they become probable and reasonably estimable. The related IPR&D asset will only be capitalized if it has an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to IPR&D asset that have no alternative use will be expensed. As of December 31, 2023, the contingencies related to the milestone payments had not been resolved, therefore no contingent consideration was recognized. The Company will reassess the probability of future option payments and contingent payments on a quarterly basis.

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

Recently Issued Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. In addition, this guidance requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with retrospective application required, and early adoption permitted. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

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

The aggregate amount of the considerations received under the Astellas Japan Agreement, through December 31, 2023 totals $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

In 2018, FibroGen and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). Under this amendment, FibroGen would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial activities in Japan. The commercial terms of the Astellas Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than FibroGen. The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

The aggregate amount of the considerations received under the Astellas Europe Agreement through December 31, 2023 totals $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

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

As of December 31, 2023, the transaction price for the Astellas Japan Agreement, excluding manufacturing services that is discussed separately below, included $40.1 million of non-contingent upfront payments, $65.0 million of variable consideration related to payments for milestones achieved, and $12.3 million of variable consideration related to co-development billings. The transaction price for the Astellas Europe Agreement, excluding manufacturing services that is discussed separately below, included $320.0 million of non-contingent upfront payments, $365.0 million of variable consideration related to payments for milestones achieved, and $220.7 million of variable consideration related to co-development billings.

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

(6)
Manufacturing commercial supplies of products. This promised service is distinct as services are not interrelated with any of the other performance obligations. Payments received for commercial supplies of products represent sales-based payments related predominately to the license of intellectual property under both Astellas agreements. Revenue is recognized as supplies are shipped for commercial use during the commercialization period. See the Drug Product Revenue, Net section below.

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

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2023	2022	2021
Astellas Japan Agreement	Development revenue	$210	$284	$248

The transaction price related to consideration received through December 31, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement, along with any associated deferred revenue as follows (in thousands):

Astellas Japan Agreement	Total Consideration Through December 31, 2023
License	$100,347
Development revenue	17,092
Total license and development revenue	$117,439

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2023 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2023	2022	2021
Astellas Europe Agreement	License revenue	$—	$22,590	$108,434
	Development revenue	$6,452	$9,624	$21,679

The transaction price related to consideration received through December 31, 2023 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement, along with any associated deferred revenue as follows (in thousands):

Astellas Europe Agreement	Total Consideration Through December 31, 2023
License	$618,975
Development revenue	286,717
Total license and development revenue	$905,692

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2023 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

AstraZeneca Agreements

AstraZeneca U.S./Rest of World (“RoW”) Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“AstraZeneca U.S./RoW Agreement”). The AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except South Korea). China is covered by a separate agreement with AstraZeneca described below. Under the terms of the AstraZeneca U.S./RoW Agreement, AstraZeneca paid upfront, non-contingent, non-refundable and time-based payments totaling $374.0 million (such amounts were fully received as of June 2016). Under the AstraZeneca U.S./RoW Agreement, AstraZeneca also agreed to pay an aggregate of approximately $875.0 million in potential milestone payments, comprised of (i) up to $65.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325.0 million in milestone payments upon achievement of specified regulatory milestone events, (iii) up to $160.0 million in milestone payments related to activity by potential competitors and (iv) up to approximately $325.0 million in milestone payments upon the achievement of specified commercial sales events.

Under the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca equally share in the development costs of roxadustat not already paid for by Astellas, up to a total of $233.0 million (i.e. the Company’s share of development costs is $116.5 million, which was reached in 2015). Development costs incurred by FibroGen during the development period in excess of the $233.0 million (aggregated spend) are fully reimbursed by AstraZeneca.

The aggregate amount of the considerations received under the AstraZeneca U.S./RoW Agreement through December 31, 2023 totals $439.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below.

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

The aggregate amount of the considerations received for milestone and upfront payments under the AstraZeneca China Agreement through December 31, 2023 totals $77.2 million.

On September 18, 2023, the Company received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the year ended December 31, 2023 from performance obligations satisfied or partially satisfied. As of December 31, 2023, the $4.0 million milestone was recorded as a contract asset and was fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement.

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

Under the AstraZeneca China Amendment, with effect from April 1, 2020, AstraZeneca’s co-promotion expenses for their sales and marketing efforts are subject to a cap of a percentage of net sales. In addition, the AstraZeneca China Amendment has allowed for a higher cost of manufacturing incurred by FibroGen Beijing to be included in the profit or loss share calculation, subject to an annual cap, among other changes.

The co-promotion expenses for the years ended December 31, 2023, 2022 and 2021, capped at a percentage of net roxadustat sales in China, were $4.6 million, $4.4 million and $4.7 million, respectively, included in the selling, general and administrative expenses.

Under the AstraZeneca China Amendment, profit/loss share between FibroGen Beijing and AstraZeneca is based on a calculation of the current period net roxadustat sales in China and deductible expenses pursuant to the AstraZeneca China Agreement. Based on the calculation revised under the AstraZeneca China Amendment, profit was achieved during 2020. As a result, the Company recorded a corresponding one-time profit share liability to AstraZeneca, the balance of which was $7.1 million and $7.3 million as of December 31, 2023 and 2022, respectively, in accrued and other current liabilities in the consolidated balance sheet.

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, adjusted for the estimated profit share. In addition, AstraZeneca bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. AstraZeneca is entitled to reimbursement of its sales and marketing expenses up to a cumulative capped amount of a percentage of net sales. Once such amount is reached, AstraZeneca will bill the co-promotion expenses based on actual costs as incurred plus a markup on a prospective basis, which is currently expected to continue through 2033. Development costs continue to be shared 50/50 between the Parties.

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

As of December 31, 2023, the transaction price for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, excluding manufacturing services that is discussed separately below, included $402.2 million of non-contingent upfront payments, $118.0 million of variable consideration related to payments for milestones considered probable of being achieved, $614.6 million of variable consideration related to co-development billings, offset by $7.1 million of variable consideration related to the above-mentioned one-time profit share under the AstraZeneca China Amendment.

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

(5)
Manufacturing commercial supplies of products. This promise is distinct as services are not interrelated with any of the other performance obligations. Revenue is recognized as supplies are shipped for commercial use during the commercialization period. The drug product revenue amount represents variable consideration and is estimated based on the quantity of product shipped and an estimated price for each individual purchase order. The estimated price is based on the contractual transfer price percentage applied on the estimated weighted average net sales price, which is estimated to be realized by AstraZeneca from the end sale of roxadustat in its approved territories. See the Drug Product Revenue, Net section below.

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

In accordance with the AstraZeneca China Amendment, substantially all product sales will be made by Falikang directly to the distributors in China, while the Company continues to sell directly in one province in China. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. For the Company’s direct sales of commercial drug product, revenue is recognized when control of the promised good is transferred to the customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the product. See the Product Revenue, Net section below.

License Revenue and Development Revenue Recognized Under the AstraZeneca Agreements

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2023	2022	2021
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$2,649	$—	$—
	Development revenue	$9,473	12,519	48,345

The transaction price related to consideration received through December 31, 2023 and accounts receivable has been allocated to each of the following performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, along with any associated deferred revenue as follows (in thousands):

AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Cumulative Revenue Through December 31, 2023	Deferred Revenue at December 31, 2023		Total Consideration Through December 31, 2023
License	$344,493	$—		$344,493
Co-development, information sharing & committee services	625,111	—		625,111
China performance obligation *	195,789	179,851		375,640
Total license and development revenue	$1,165,393	$179,851	**	$1,345,244

* China performance obligation revenue is recognized as product revenue, as described in details under Product Revenue, Net section below.

** Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the consolidated balance sheets. As of December 31, 2023, deferred revenue included $153.4 million related to the AstraZeneca U.S./RoW and the AstraZeneca China Agreement, which represents the net of $179.9 million of deferred revenue presented above and a $26.5 million unbilled milestone and co-development revenue under the AstraZeneca China Amendment.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2023. The remainder of the transaction price related to the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement includes $2.3 million of variable consideration from estimated future co-development billing and is expected to be recognized over the remaining development service period, except for amounts allocated to the China performance obligation. The amount allocated to the China performance obligation is expected to be recognized as the Company transfers control of the commercial drug product to Falikang, and is expected to continue through 2033, which reflects the Company’s best estimates, taking into account its estimated loss of exclusivity upon expiry of its composition of matter patent in 2024, its existing patent portfolio, and competition from generics.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Direct Sales:
Gross revenue	$13,190	$12,366	13,727
Discounts and rebates	(1,298)	(665)	(1,740)
Sales returns	2	1	83
Direct sales revenue, net	11,894	11,702	12,070

Sales to Falikang:
Gross transaction price	154,817	112,544	97,531
Profit share	(66,254)	(43,716)	(34,759)
Net transaction price	88,563	68,828	62,772
Decrease (increase) in deferred revenue	492	2,339	(27,204)
Sales to Falikang revenue, net	89,055	71,167	35,568
Total product revenue, net	$100,949	$82,869	$47,638

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of sales rebates and discounts.

The discounts and rebates consisted of the price adjustments recorded based on government-listed price guidance and estimated channel inventory levels, the contractual sales rebate calculated based on the stated percentage of gross sales by each distributor in the distribution agreement entered between FibroGen and each distributor, and other rebates and discounts, as well as sales return allowance. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the consolidated balance sheet and were immaterial as of December 31, 2023 and 2022. The rebates and discounts were reflected as reductions to gross accounts receivable for direct sales and were immaterial as of December 31, 2023 and 2022.

Sales to Falikang – China Performance Obligation

Substantially all direct roxadustat product sales to distributors in China are made by Falikang. FibroGen Beijing manufactures and supplies commercial product to Falikang. The net transaction price for FibroGen Beijing’s product sales to Falikang is based on a gross transaction price, adjusted for the estimated profit share.

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

Periodically, the Company updates its assumptions such as total sales quantity, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $0.5 million from the previously deferred revenue of the China performance obligation during the year ended December 31, 2023. The product revenue recognized for the year ended December 31, 2023 included a decrease in revenue of 2.9 million resulting from changes to estimated variable consideration in the current period relating to performance obligation satisfied in previous periods. Comparatively, following updates to its estimates, the Company recognized $2.3 million from the previously deferred revenue of the China performance obligation during the year ended December 31, 2022.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Currency Translation and Other	Balance at December 31, 2023
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(175,646)	$(94,099)	$89,055	$839	$(179,851)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of December 31, 2023, approximately $32.0 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $3.0 million and $0.5 million as of December 31, 2023 and 2022, respectively.

Drug Product Revenue, Net

Drug product revenue from commercial-grade API or bulk drug product sales to Astellas and AstraZeneca was as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Astellas Japan Agreement	$15,656	$9,480	$2,056
Astellas Europe Agreement	3,097	1,606	1,130
AstraZeneca U.S./RoW Agreement	—	—	(2,224)
Drug product revenue, net	$18,753	$11,086	$962

Astellas Japan Agreement

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

During the second quarter of 2023, the Company fulfilled two shipment obligations under the terms of Astellas Japan Amendment, and recognized related drug product revenue of $14.4 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment and accordingly recorded an adjustment to the drug product revenue of $1.3 million for the year ended December 31, 2023. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, foreign exchange impacts and estimated yield from the manufacture of bulk product tablets, among others. As of December 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2022, the related balance in accrued liabilities was $6.5 million.

Astellas Europe Agreement

During the first quarter of 2021, the Company transferred bulk drug product from process validation supplies for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. The Company recorded the consideration of $11.8 million from this inventory transfer as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration. During the fourth quarter of 2021, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $8.3 million as deferred revenue as of December 31, 2021, due to a high degree of uncertainty associated with the final consideration. In addition, during the fourth quarter of 2021, the Company updated its estimate of variable consideration related to the bulk drug product inventory transfers fulfilled under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recorded an unbilled contract asset of $49.8 million, which was offset by related deferred revenue under the Astellas Europe Agreement and Astellas EU Supply Agreement. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, among others.

During the second quarter of 2022, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $1.0 million as drug product revenue, and recorded $23.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. During the first quarter of 2022, the Company billed and received $49.2 million from Astellas related to the annual transfer price true up for bulk drug product transferred for commercial purposes. This amount was recorded in deferred revenue and netted against an unbilled contract asset as of December 31, 2021. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, during the year ended December 31, 2022, the Company reclassified a total of $57.4 million from the related deferred revenue to accrued liabilities, which was paid to Astellas during 2023.

During the fourth quarter of 2023, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, the Company reclassified $38.7 million from the related deferred revenue to accrued liabilities. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million, representing the Company’s best estimate that this amount will be paid within the next 12 months.

In addition, the Company recognized royalty revenue of $2.3 million and $0.6 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the years ended December 31, 2023 and 2022, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2022	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at December 31, 2023
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(40,303)	$(17,674)	$2,306	$38,746	$(16,925)

AstraZeneca U.S./RoW Agreement

During the years ended December 31, 2021 and 2020, the Company shipped bulk drug product to AstraZeneca as commercial supply under the terms of the Master Supply Agreement. Based on the complete response letter issued by the U.S. Food and Drug Administration in August 2021, the Company evaluated the impact of these developments in revising its estimates of variable consideration associated with drug product revenue. As a result, the Company updated the estimated transaction price for these shipments, and recorded $11.2 million as deferred revenue as of December 31, 2021. The related drug product revenue was $(2.2) million for the year ended December 31, 2021.

During the first quarter of 2022, the Company evaluated the current developments in the U.S. market, and updated its estimates of variable consideration associated with bulk drug product shipments to AstraZeneca in prior years as commercial supply. As a result, during the year ended December 31, 2022, the Company reclassified $11.2 million from the related deferred revenue to accrued liabilities, which remained unchanged as of December 31, 2023, representing its best estimate that this amount will be paid within the next 12 months.

Eluminex Agreements

In July 2021, FibroGen exclusively licensed to Eluminex Biosciences (Suzhou) Limited (“Eluminex”) global rights to its investigational biosynthetic cornea derived from recombinant human collagen Type III.

Under the terms of the agreement with Eluminex, as amended and restated in January 2022, Eluminex made an $8.0 million upfront payment to FibroGen during the first quarter of 2022. In addition, FibroGen may receive up to a total of $64.0 million in future manufacturing, clinical, regulatory, and commercial milestone payments for the biosynthetic cornea program, as well as $36.0 million in commercial milestones for the first recombinant collagen III product that is not the biosynthetic cornea. FibroGen will also be eligible to receive mid single-digit to low double-digit royalties based upon worldwide net sales of cornea products, and low single-digit to mid single-digit royalties based upon worldwide net sales of other recombinant human collagen type III products that are not cornea products.

The Company accounted for this agreement under ASC 606, Revenue from Contracts with Customers, and identified one performance obligation at inception of the agreement related to the granting of the license rights to the investigational biosynthetic cornea derived from recombinant human collagen Type III. The Company based its assessment on the determination that Eluminex can benefit from the granted license on its own by developing and commercializing the underlying product using its own resources. All components of the transaction price in the agreement were allocated to the single performance obligation. The remaining future variable consideration related to future manufacturing, clinical, regulatory milestone payments as described above were fully constrained because the Company cannot conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur, given the inherent uncertainties of success with these future milestones. For commercial milestones and royalties, the Company determined that the license is the predominant item to which the royalties or sales-based milestones relate and revenue will be recognized when the corresponding milestones and royalties are earned.

In April 2023, FibroGen and Eluminex entered into an Amended and Restated Exclusive License Agreement (“A&R Eluminex Agreement”) in order to add to the license rights to recombinant human collagen Type I (in addition to the rights to collagen Type III that were already licensed). The A&R Eluminex Agreement included additional total upfront payments of $1.5 million.

For the year ended December 31, 2023, the Company recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, a $3.0 million manufacturing related milestone payment and a $1.0 million upfront payment, as license revenue for the performance obligation satisfied and included in license revenue in the consolidated statement of operations. In addition, the Company recognized a $0.5 million upfront payment related to patent transfer under the A&R Eluminex Agreement as other revenue and included in development and other revenue in the consolidated statement of operations.

During the year ended December 31, 2021, the Company recognized an $8.0 million upfront payment to FibroGen as license revenue for the performance obligation satisfied and included in license revenue in the consolidated statement of operations.

During the first quarter of 2022, FibroGen and Eluminex entered into a separate contract manufacturing agreement, under which the Company was responsible for supplying the cornea product at cost plus 10% of its product manufacturing costs until its manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023. Supply of the cornea product will be managed by a separate agreement and is considered a separate performance obligation. The related contract manufacturing revenue was recorded as other revenue and included in development and other revenue in the consolidated statement of operations.

Amounts recognized as revenue under the agreements with Eluminex were as follows for the years ended December 31, 2023 and 2022 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2023	2022	2021
Eluminex	License revenue	$7,000	$—	$8,000
	Other revenue - patent transfer	500	$—	$—
	Other revenue - contract manufacturing	$966	$1,761	$—

4. Exclusive License and Option to Acquire Fortis Therapeutics

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

Pursuant to the guidance under ASC 810, the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date, and continues to consolidate as of December 31, 2023. The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable IPR&D asset.

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

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and December 31, 2023, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The NCI attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shares holders upon occurrence of certain events out of the Company’s control.

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

The Company used a third party valuation specialist to determine the fair value of the IPR&D assets using a risk-adjusted net present value discounted cash flow model (the “rNPV”) with the following key assumptions: (i) estimated cash flow forecasts of peak sales, sales penetration, remaining IPR&D related product development costs, and other related general and administrative costs; (ii) probabilities of technical success of future underlying Phase II and Phase III clinical trials and ensuing probability of regulatory approval related to the IPR&D assets; and (iii) estimate of a risk-adjusted discount rate of 16.5%. The acquired IPR&D assets were determined to have no alternative future use. Accordingly, the Company expensed fair value of the acquired IPR&D assets of $24.4 million as research and development expense in the consolidated statements of operations for the year ended December 31, 2023.

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

As of December 31, 2023, total assets and liabilities of Fortis were immaterial. For the period from the Option Acquisition Date to December 31, 2023, Fortis’ net income (losses) was immaterial.

5. Equity method investment - Variable Interest Entity

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion, while AstraZeneca meets both the power and economic criteria under the ASC 810 to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s consolidated financial statements. The Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the consolidated statement of operations and as an adjustment to its investment in Falikang in the consolidated balance sheet. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, there has been no such loans. During the year ended December 31, 2023, the Company received $2.3 million of dividend distribution from Falikang.

The Company’s equity method investment in Falikang was as follows for the year ended December 31, 2023 (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2022	Share of Net Income	Dividend Received	Currency Translation	Balance at December 31, 2023
Falikang	51.1%	$5,061	$2,638	$(2,255)	$(154)	$5,290

Falikang is considered as a related party to the Company. See Note 16, Related Party Transactions, for related disclosures.

On an ongoing basis, the Company re-evaluates the VIE assessment based on changes in facts and circumstances, including but not limited to, the shareholder loans received by Falikang and the execution of any future significant agreements between Falikang and its shareholders and/or other third parties. In addition, the Company assesses the impairment of its equity method investment whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary. There has been no such event or change in circumstances to date.

6. Fair Value Measurements

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$12,288	$—	$—	$12,288
Corporate bonds	—	13,992	—	13,992
Commercial paper	—	88,289	—	88,289
U.S. government bonds	42,797	4,994	—	47,791
Agency bonds	—	9,830	—	9,830
Total	$55,085	$117,105	$—	$172,190

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$19,881	$—	$—	$19,881
Corporate bonds	—	82,008	—	82,008
Commercial paper	—	57,381	—	57,381
U.S. government bonds	98,972	12,373	—	111,345
Agency bonds	—	11,468	—	11,468
Asset-backed securities	—	2,474	—	2,474
Foreign government bonds	—	4,980	—	4,980
Convertible promissory note	—	—	1,000	1,000
Total	$118,853	$170,684	$1,000	$290,537

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the years ended December 31, 2023 and 2022, the transfers of assets between levels was a total of $20.4 million and $10.5 million transfer from Level 1 to Level 2, respectively, as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day. There were no transfers of assets between levels for the year ended December 31, 2021.

7. Leases

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

The Company currently has several additional real estate leases for office spaces in Shanghai and Beijing, China, which are treated as operating leases. These leases have lease terms ranging from one to five years, expiring in 2026. These lease contracts provide for fixed quarterly rent payments, and require the Company to pay operating and maintenance costs, and a fixed amount for property management fees.

In addition, the Company has several immaterial lease arrangements in China and U.S. for office equipment and automobile leases, with contracted lease terms ranging from one to six years, treated as finance leases or operating leases.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Line Item	2023	2022
Assets
Finance:
Right-of-use assets cost		$2,478	$2,367
Accumulated amortization		(2,325)	(1,932)
Finance lease right-of-use assets, net	Other assets	153	435
Operating:
Right-of-use assets cost		103,010	101,990
Accumulated amortization		(34,917)	(22,097)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	68,093	79,893
Total lease assets		$68,246	$80,328

Liabilities
Current:
Finance lease liabilities	Accrued and other current liabilities	$40	$36
Operating lease liabilities	Operating lease liabilities, current	14,077	10,292
Non-current:
Finance lease liabilities	Other long-term liabilities	104	137
Operating lease liabilities	Operating lease liabilities, non-current	66,537	79,593
Total lease liabilities		$80,758	$90,058

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Line Item	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$412	$587	$4,639
Interest on lease liabilities	Interest expense	1	—	628
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	17,006	17,125	10,722
Sublease income	Selling, general and administrative expenses	(3,024)	(3,373)	(1,271)
Total lease cost		$14,395	$14,339	$14,718

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,463	$15,497	$10,022
Operating cash flows from finance leases	9	2	629
Financing cash flows from finance leases	148	135	5,489
Non-cash: Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	131	261	450
Operating leases	1,278	1,704	3,585
Non-cash: Increase (decrease) resulting from lease modification:
Finance lease right-of-use assets	—	—	(24,654)
Operating lease right-of-use assets	—	—	93,222
Finance lease liabilities, current	—	—	(12,587)
Operating lease liabilities, current	—	—	9,221
Finance lease liabilities, non-current	—	—	(20,009)
Operating lease liabilities, non-current	$—	$—	$91,943

Lease term and discount rate were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Finance leases	3.9	4.9
Operating leases	4.8	5.8
Weighted-average discount rate:
Finance leases	6.17%	6.20%
Operating leases	4.75%	4.75%

Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2024	$47	$17,554
2025	39	18,836
2026	39	18,082
2027	37	18,476
2028	—	17,401
Total future lease payments	162	90,349
Less: Interest	(18)	(9,735)
Present value of lease liabilities	$144	$80,614

8. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2023	2022
Cash	$63,396	$135,819
Commercial paper	36,016	—
Money market funds	12,288	19,881
U.S. government bonds	1,988	—
Total cash and cash equivalents	$113,688	$155,700

At December 31, 2023 and 2022, a total of $32.2 million and $92.5 million, respectively, of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations.

Investments

The Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$13,988	$9	$(5)	$13,992
Commercial paper	52,273	—	—	52,273
U.S. government bonds	45,783	20	—	45,803
Agency bonds	9,830	1	(1)	9,830
Total investments	$121,874	$30	$(6)	$121,898

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$83,080	$—	$(1,072)	$82,008
Commercial paper	57,381	—	—	57,381
U.S. government bonds	112,547	5	(1,207)	111,345
Agency bonds	11,690	—	(222)	11,468
Asset-backed securities	2,484	—	(10)	2,474
Foreign government bonds	5,007	—	(27)	4,980
Convertible promissory note	1,000	—	—	1,000
Total investments	$273,189	$5	$(2,538)	$270,656

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$—	$—	$3,495	$(5)	$3,495	$(5)
U.S. government bonds	4,984	—	—	—	4,984	—
Agency bonds	4,987	(1)	—	—	4,987	(1)
Total	$9,971	$(1)	$3,495	$(5)	$13,466	$(6)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$6,738	$(147)	$75,270	$(925)	$82,008	$(1,072)
U.S. government bonds	22,326	(13)	67,909	(1,194)	90,235	(1,207)
Agency bonds	—	—	11,468	(222)	11,468	(222)
Asset-backed securities	2,474	(10)	—	—	2,474	(10)
Foreign government bonds	—	—	4,980	(27)	4,980	(27)
Total	$31,538	$(170)	$159,627	$(2,368)	$191,165	$(2,538)

The contractual maturities of all available-for-sale investments were with in one year as of December 31, 2023.

The Company periodically reviews its available-for-sale investments for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three years ended December 31, 2023, the Company did not recognize any other-than-temporary impairment loss.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$1,376	$1,241
Work-in-progress	34,614	36,003
Finished goods	5,575	3,192
Total inventories	$41,565	$40,436

The provision to write-down excess and obsolete inventory were immaterial as of December 31, 2023 and December 31, 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Contract assets	$26,481	$17,488
Deferred revenues from associated contracts	(26,481)	(17,488)
Net contract assets	—	—
Insurance proceeds receivable for litigation settlement	28,500
Prepaid assets	6,644	9,730
Other current assets	6,711	4,353
Total prepaid expenses and other current assets	$41,855	$14,083

The unbilled contract assets as of December 31, 2023 and 2022 included $22.5 million and $17.5 million, respectively, related to unbilled co-development revenue under the AstraZeneca China Amendment. In addition, the unbilled contract assets as of December 31, 2023 included the $4.0 million unbilled regulatory milestone payment under the AstraZeneca China Agreement. See the AstraZeneca China Agreement section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2023, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 12, Commitments and Contingencies, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$102,109	$102,580
Laboratory equipment	22,757	21,175
Machinery	9,454	9,642
Computer equipment	9,490	9,486
Furniture and fixtures	6,184	6,200
Construction in progress	62	204
Total property and equipment	$150,056	$149,287
Less: accumulated depreciation	(136,930)	(128,682)
Property and equipment, net	$13,126	$20,605

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $9.5 million, $10.0 million and $10.2 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Preclinical and clinical trial accruals	$27,663	$57,780
API and bulk drug product price true-up	50,978	75,055
Litigation settlement	28,500	—
Payroll and related accruals	20,267	22,562
Accrued co-promotion expenses - current	10,309	36,677
Roxadustat profit share to AstraZeneca	7,084	7,280
Property taxes and other taxes	6,615	7,691
Professional services	7,103	5,480
Current portion of liability related to sale of future revenues	5,654	—
Accrued restructuring charge	3,697	—
Other	5,021	7,248
Total accrued and other current liabilities	$172,891	$219,773

The accrued liabilities of $51.0 million for API and bulk drug product price true-up as of December 31, 2023 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2023, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. See the Prepaid Expenses and Other Current Assets section above, and the Legal Proceedings and Other Matters section in Note 12, Commitments and Contingencies, for details.

On July 14, 2023, the Company approved a restructuring plan (the “Plan”) to lower the Company’s operating expenses. The Plan included a reduction to the Company’s U.S. workforce of approximately 32%. As a result, the Company recorded a total of $12.6 million non-recurring restructuring charge during the third quarter of 2023, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. During the year ended December 31, 2023, total cash payments under the Plan was $8.9 million. The remaining accrued restructuring charge was $3.7 million as of December 31, 2023 and will be substantially paid out by early 2024. The Plan is in connection with the Company’s efforts to streamline operations to align with the Company’s business goals.

9. Senior Secured Term Loan Facilities

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features have expired as of December 31, 2023.

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

On May 8, 2023, the Company received $74.1 million, representing the Initial Term Loan of $75.0 million net of $0.9 million issuance costs. The issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the year ended December 31, 2023. The Company recorded interest expense of $7.4 million for the year ended December 31, 2023. As of December 31, 2023, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of December 31, 2023, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of December 31, 2023, the fair values of such derivatives were negligible due to the low probability of the underlying events.

The Company’s senior secured term loan facilities as of December 31, 2023 were as follows (in thousands):

December 31, 2023
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(3,066)
Senior secured term loan facilities, ending balance	71,934
Less: Current Portion classified to accrued and other current liabilities	—
Senior secured term loan facilities, non-current	$71,934

10. Liability Related to Sale of Future Revenues

On November 4, 2022, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with NQ Entity, L.P. (“NovaQuest”), pursuant to which the Company granted a percentage interest in the Company’s future revenues under the Astellas Agreements, for a consideration of $50.0 million (“Investment Amount”) before advisory fees.

Effective as of November 2022, the Company sold to NovaQuest 22.5% of its drug product revenue and 10.0% (20.0% for fiscal year 2028 and thereafter) of its revenue from milestone payments under the Astellas Agreements. In November 2022, the Company received $49.8 million from NovaQuest at an initial funding on November 17, 2022, representing the gross proceeds of $50.0 million (the “Initial Investment Amount”) net of initial issuance costs, and accounted for it as long-term debt based on the terms of the RIFA because the risks and rewards to NovaQuest are limited by the terms of the transaction. The related debt discount and transaction costs are amortized as interest expense based on the projected balance of the liability as of the beginning of each period. As payments are made to NovaQuest, the balance of the liability related to sale of future revenues is being effectively repaid over the life of the RIFA. The payments to NovaQuest are accounted for as a reduction of debt.

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

The total debt discount and transaction costs of $1.7 million, is amortized as interest expense based on the projected balance of the liability as of the beginning of each period. The Company estimated an effective annual interest rate of approximately 16.03% and 19.67% for the years ended December 31, 2023 and 2022, respectively.

As payments are made to NovaQuest, the balance of the liability related to sale of future revenues is being effectively repaid over the life of the RIFA.

The table below shows the activity of the liability related to sale of future revenues for the year ended December 31, 2023:

Year Ended December 31, 2023
Liability related to sale of future revenues - beginning balance	$49,333
Interest expense recognized	7,734
Liability related to sale of future revenues - ending balance	57,067
Less: Current portion classified to accrued and other current liabilities	(5,654)
Liability related to sale of future revenues, non-current	$51,413

During the years ended December 31, 2023 and 2022, the Company recognized, under Astellas Agreements, drug product revenue of $18.8 million and $11.1 million, respectively. In addition, during the year ended December 31, 2022, the Company recognized, under Astellas Agreements, license revenue of $22.6 million and development revenue of $2.4 million related to a $25.0 million regulatory milestone. See Note 3, Collaboration Agreements, License Agreement and Revenue, for details.

During the years ended December 31, 2023 and 2022, the Company recognized the related non-cash interest expense of $7.7 million and $1.0 million, respectively.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates to reach a Payment Cap up to $125.0 million by 2031.

11. Product Development Obligations

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2023 and 2022, the Company had U.S. Dollar equivalent of $10.4 million and $10.1 million of principal outstanding, respectively, and $7.3 million and $6.8 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.

12. Commitments and Contingencies

Contract Obligations

As of December 31, 2023, the Company had the following outstanding non-cancelable purchase obligations (in thousands):

	Purchase Obligations Due In The Year Ending December 31,
	2024	2025	Total
Manufacture and supply of pamrevlumab	$17,995	$4,827	$22,822
Manufacture and supply of roxadustat	573	1,146	1,719
Other purchases and programs	11,750	—	11,750
Total	$30,318	$5,973	$36,291

The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

See Note 7, Leases, for details of the Company's operating and finance lease payment obligations. See Note 9, Senior Secured Term Loan Facilities, Note 10, Liability Related to Sale of Future Revenues and Note 11, Product Development Obligations for details of the respective obligations.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of December 31, 2023, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its consolidated balance sheet as of December 31, 2023, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of December 31, 2023, the Company recorded the $28.5 million in accrued and other current liabilities in the consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims was voluntarily dismissed on December 20, 2023.

Between July 30, 2021 and December 5, 2023, six shareholder derivative complaints were filed, naming as defendants certain of our current and former officers and certain current and former members of our board, as well as FibroGen as nominal defendants (the “Derivative Lawsuits”). Of these Derivative Lawsuits, three were filed in the Delaware Court of Chancery, two were filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative Actions”), and one was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative Action”). The plaintiffs assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The status of the six Derivative Lawsuits is currently as follows:

•
Two of the Delaware Chancery Derivative actions, filed on April 14, 2022, and June 1, 2023, have been consolidated (the “Delaware Chancery Consolidated Derivative”). On February 1, 2024, Defendants moved to dismiss the Delaware Chancery Consolidated Derivative action. In another derivative action, filed in the Delaware Court of Chancery on December 3, 2023, Defendants have not been served;
•
The Delaware Federal Derivative actions remain stayed. One is stayed pending the resolution of the putative securities class action, and the other is stayed pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action; and
•
The California Federal Derivative action was voluntarily dismissed on January 22, 2024.

The Company believes that the claims asserted in the Derivative Lawsuits are without merit and it intends to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against FibroGen or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

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

Between 2022 and 2023, the Company’s Board of Directors received five litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. The Company may in the future receive such additional demands.

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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2023	2022
Common stock outstanding	98,770	94,166
Stock options outstanding	11,104	9,088
RSUs outstanding	4,404	3,669
Shares reserved for future stock options and RSUs grant	10,769	11,524
Shares reserved for future ESPP offering	5,952	5,373
Total shares of common stock reserved	130,999	123,820

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

For the year ended December 31, 2023, the Company sold 2,472,090 shares under the ATM Program, for proceeds of approximately $48.4 million, net of commissions to Sales Agents, at a weighted-average offering prices per share of $19.63.

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

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective on November 13, 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan will terminate on November 12, 2024. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule (25% vesting on the first anniversary of the vesting base date and quarterly thereafter over the next 3 years). Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors. As of December 31, 2023, the Company has reserved 10,768,935 shares of its common stock that remains unissued for issuance under the 2014 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2023 and 2022, no shares of Common Stock were subject to repurchase by the Company.

In February 2023, the Company granted 159,150 total shares of PRSUs to certain executives for the performance period beginning January 1, 2023 and ending December 31, 2026. In February 2022, the Company granted 280,450 total shares of PRSUs to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the predefined clinical performance metrics and continued employment with the Company. During the year ended December 31, 2023, 68,541 shares of the PRSUs have vested and been released.

In February 2023, the Company granted 159,150 total shares of TSR awards to certain executives for the performance period beginning January 1, 2023 and ending December 31, 2026. In February 2022, the Company granted 280,450 total shares of TSR awards to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for the TSR awards range from 0% to 200% of the target number of shares depending on the TSR of FibroGen’s common stock as compared to companies in the NBI index, and continued employment with the Company. During the year ended December 31, 2023, 110,370 shares of the TSR awards have vested and been released.

Stock option transactions, including forfeited options granted under the 2014 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2022	9,088	$29.19
Granted	5,738	7.27
Exercised	(122)	12.42
Forfeited	(1,725)	22.49
Expired	(1,875)	34.38
Outstanding at December 31, 2023	11,104	18.21	7.26	$83
Vested and expected to vest, December 31, 2023	10,224	19.21	7.11	68
Exercisable at December 31, 2023	4,688	$30.66	5.04	$—

The estimated weighted-average fair value of the stock options granted during the years ended December 31, 2023, 2022 and 2021 was $7.27, $14.72 and $35.58, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.9 million, $0.8 million and $13.1 million, respectively.

The following table summarizes the activities of RSUs, PRSUs and TSR awards:

	Shares (In thousands)	Weighted Average Fair Value at Grant
Unvested at December 31, 2022	3,669	$18.80
Granted	4,612	11.61
Vested	(2,002)	14.70
Forfeited	(1,875)	20.58
Unvested at December 31, 2023	4,404	$12.37

The numbers of PRSUs and TSR awards granted included in the table above reflect the shares that could be eligible to vest at 100% of target number of shares.

Among the vested RSUs during the year ended December 31, 2023, 1,648,201 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2023, 2022 and 2021 was $11.61, $14.68 and $30.19, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective on November 13, 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year, which commenced on January 1, 2016, by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 361,911 shares, 327,298 shares and 213,505 shares purchased by employees under the 2014 Purchased Plan for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$25,462	$34,861	$40,547
Selling, general and administrative	25,305	30,740	30,614
Total stock-based compensation expense	$50,767	$65,601	$71,161

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
•
Expected Volatility. The Company considers its historical volatility data for volatility considerations for all of its stock-based compensation types except for its TSR awards, which is based on a blend of the Company’s and comparable public entities’ historical volatility.
•
Risk-Free Interest Rate. Expressed as a weighted-average, the risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s respective stock-based compensation types.
•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2023	2022	2021
Stock Options
Expected term (in years)	6.1	5.7	5.7
Expected volatility	92.8%	66.8%	61.9%
Risk-free interest rate	3.0%	2.2%	0.8%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$4.67	$7.88	$20.21

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	56.7 - 271.2%	58.5 - 97.6%	47.1 - 104.4%
Risk-free interest rate	0.2 - 5.2%	0.1 - 4.5%	0.0 - 2.2%
Expected dividend yield	—	—	—
Weighted average estimated fair value	$5.64	$8.60	$12.40

The assumptions used to estimate the fair value of the TSR awards using the Monte Carlo valuation model were as follows:

	Year Ended December 31,
	2023	2022
TSR awards
Expected term (in years)	3.9	3.9
Expected volatility	69.0 - 73.3%	69.0%
Risk-free interest rate	1.8 - 4.2%	1.8%
Expected dividend yield	—	—
Weighted average estimated fair value	$28.90	$24.01

As of December 31, 2023, there was $25.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.81 years. As of December 31, 2023, there was $35.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs, PRSUs and TSR awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.09 years.

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2023 and 2022, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

FibroGen Cayman

FibroGen Cayman had 6,758,000 Series A Preference Shares outstanding as of December 31, 2023 and 2022, respectively. The holders of the FibroGen Cayman Series A Preference Shares have the following rights, preferences and privileges:

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

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2023 and 2022. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary.

For the nonredeemable NCI and redeemable NCI resulting from the acquisition of Fortis during the year ended December 31, 2023, see Note 4, Exclusive License and Option to Acquire Fortis Therapeutics, for details.

14. Net Loss Per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the years ended December 31, 2023, 2022 and 2021. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, RSUs, PRSUs, TSR awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2023	2022	2021
Employee stock options	10,596	9,520	8,461
RSUs, PRSUs and TSR awards	3,793	2,137	1,538
ESPP	594	305	417
	14,983	11,962	10,416

15. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(328,475)	$(307,056)	$(268,499)
Foreign	41,608	12,187	(22,184)
Loss before provision for income taxes	$(286,867)	$(294,869)	$(290,683)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	3	358	347
Total current	3	358	347
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$3	$358	$347

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax	—%	—%	—%
Stock-based compensation expense	(1.1)%	(2.5)%	(1.8)%
Net operating losses not benefitted	(17.9)%	(16.3)%	(16.8)%
Foreign net operating losses not benefitted	3.0%	0.9%	(1.6)%
Deduction limitation on executive compensation	(0.5)%	(0.2)%	(0.3)%
Global intangible low-taxed income	(4.3)%	(2.8)%	(0.4)%
Other	(0.2)%	(0.2)%	(0.2)%
Total	—%	(0.1)%	(0.1)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Federal and state net operating loss carryforwards	$175,257	$166,708
Tax credit carryforwards	123,156	106,131
Foreign net operating loss carryforwards	48,396	49,990
Capitalized research and development expenses	81,697	45,125
Stock-based compensation	9,155	8,616
Lease obligations	17,189	18,442
Reserves and accruals	5,475	4,929
Deferred revenue	24,792	21,624
Intangible assets	63,146	69,159
Other	698	1,277
Subtotal	548,961	492,001
Less: Valuation allowance	(534,967)	(477,969)
Net deferred tax assets	13,994	14,032

Fixed assets	(10,511)	(13,101)
Non-deductible accrued expenses	(3,483)	(931)
Net deferred tax liabilities	(13,994)	(14,032)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $57.0 million, $68.2 million and $72.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

At December 31, 2023, the Company had net operating loss carryforwards available to offset future taxable income of approximately $796.7 million and $147.2 million for federal and state tax purposes, respectively. $292.4 million of the federal net operating loss carryforwards will begin to expire in 2026 if not utilized, while the remainder can be carried forward indefinitely. The state net operating loss carryforward will begin to expire in 2028 if not utilized. The Company also had foreign net operating loss carryforwards of approximately $235.1 million, which expire between 2024 and 2033 if not utilized.

At December 31, 2023, the Company had approximately $143.3 million of federal and $50.8 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2024 and the California research credits have no expiration dates.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. The Company did not perform an IRC Section 382 analysis and any previous ownership changes may result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other changes to the Internal Revenue Code, the IRA imposes a 15% corporate alternative minimum tax on certain corporations and 1% excise tax on public company stock buybacks for tax years beginning after December 31, 2022. The tax provisions in the IRA did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $81.0 million as of December 31, 2023. Approximately $0.6 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2023 and 2022 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the three years ended December 31, 2023 is as follows (in thousands):

Federal and State
Balance as of December 31, 2020	$48,574
Decrease due to prior positions	(245)
Increase due to current year position	8,415
Foreign exchange rate differential	927
Balance as of December 31, 2021	57,671
Increase due to prior positions	6,954
Increase due to current year position	9,074
Foreign exchange rate differential	(908)
Balance as of December 31, 2022	72,791
Decrease due to prior positions	(154)
Increase due to current year position	8,805
Foreign exchange rate differential	(477)
Balance as of December 31, 2023	$80,965

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2014 to 2023. The Company is not currently under audit in any tax jurisdiction.

16. Related Party Transactions

Astellas is an equity investor in the Company and considered a related party. During the years ended December 31, 2023, 2022 and 2021, the Company recorded license and development revenue related to collaboration agreements with Astellas of $6.7 million, $32.5 million, and $130.4 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company also recorded drug product revenue from Astellas of $18.8 million, $11.1 million, and $3.2 million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three years ended December 31, 2023.

As of December 31, 2023 and 2022, accounts receivable from Astellas were $0.8 million and $1.5 million, respectively.

As of December 31, 2023 and 2022, total deferred revenue from Astellas were $16.9 million and $40.3 million, respectively.

As of December 31, 2023, the amount due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $40.5 million. As of December 31, 2022, the amount due to Astellas, included in accrued and other current liabilities, was and $63.9 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 5, Equity method investment - Variable Interest Entity, for details.

For the years ended December 31, 2023, 2022 and 2021, the net product revenue from sales to Falikang were $89.1 million, $71.2 million and $35.6 million, respectively. See the Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details. The other income from Falikang were immaterial for each of the three years ended December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, the investment income (loss) in Falikang was $2.6 million, $1.6 million, and $1.0 million, respectively. During the year ended December 31, 2023, the Company received $2.3 million of dividend distribution from Falikang. As of December 31, 2023 and 2022, the Company’s equity method investment in Falikang were $5.3 million and $5.1 million, respectively. See Note 5, Equity method investment - Variable Interest Entity, for details.

As of December 31, 2023 and 2022 accounts receivable, net, from Falikang were $5.2 million and $10.5 million, respectively.

17. Segment and Geographic Information

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

Geographic Revenues

Geographic revenues, which are based on the region that revenue is generated, are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
China	$109,375	$84,631	$55,640
Europe	9,549	33,820	131,243
Japan	15,867	9,764	2,305
United States	12,961	12,519	46,121
Total revenue	$147,752	$140,734	$235,309

Geographic Assets

Property and equipment, net by geographic location are as follows (in thousands):

	December 31,
	2023	2022
United States	$4,785	$10,094
China	8,341	10,511
Total property and equipment	$13,126	$20,605

Finance lease right-of-use assets and operating lease right-of-use assets, net by geographic location are as follows (in thousands):

	December 31,
	2023	2022
United States	$132	$424
China	21	11
Total finance lease right-of-use assets	$153	$435

United States	$64,939	$76,273
China	3,154	3,620
Total operating lease right-of-use assets	$68,093	$79,893

Customer Concentration

The Company’s revenues to date have been generated from the following collaboration partners and distribution entity that individually accounted for 10% or more of the Company’s total revenue or accounts receivable:

	Percentage of Revenue			Percentage of Accounts Receivable
	Years Ended December 31,			December 31,
	2023	2022	2021	2023	2022
Falikang — Related party	60%	51%	15%	42%	65%
Astellas — Related party	17%	31%	57%	7%	9%
AstraZeneca	8%	9%	20%	33%	16%

Substantially all direct product sales to distributors in China were made by Falikang. No individual distributor represented over 10% of the total revenue for the years ended December 31, 2023 and 2022. The aggregate accounts receivable from direct sales to distributors as of December 31, 2023 and 2022 were immaterial.

18. Subsequent Event

On February 23, 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement dated July 30, 2013 (as amended). Pursuant to the termination and transition agreement, AstraZeneca is returning all of their non-China roxadustat rights to the Company, with the exception of South Korea, and providing certain assistance during a transition period. The Company’s collaboration agreement with AstraZeneca for roxadustat in China remains in place.

As a part of this termination and transition agreement, the Company and AstraZeneca will settle the outstanding balances relating to past transactions related to manufacturing and AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties. The Company is currently evaluating the accounting impact of this transaction as it relates to the first quarter of 2024.

Schedule II: Valuation and Qualifying Accounts

(in thousands)

			Charged
		Charged	to Other
	Balance at	(Credited)	Accounts -
	Beginning of	to Statement	Liabilities	Deductions,	Balance at
	Year	of Operation	and Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2023	$477,969	$56,998	$—	$—	$534,967
Year ended December 31, 2022	$409,810	$68,159	$—	$—	$477,969
Year ended December 31, 2021	$337,824	$71,986	$—	$—	$409,810

Allowances for rebates, discounts and adjustments
Year ended December 31, 2023	$1,349	$63,475	$(849)	$(60,964)	$3,011
Year ended December 31, 2022	$14,443	$39,082	$1,050	$(53,226)	$1,349
Year ended December 31, 2021	$548	$44,258	$(734)	$(29,629)	$14,443

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) are certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14(a) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Rule 13a-14(a) and 15d-15(e) Certifications”). This Controls and Procedures section of the Annual Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) and 15d-15(e) Certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2023, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Directors and Corporate Governance” in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to the section titled “Executive Officers” appearing in our 2024 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section titled “Delinquent Section 16(a) Reports” appearing in our 2024 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Transactions with Related Persons” and “Directors and Corporate Governance” appearing in our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the proposal title “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedule II is included on page 150. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

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

		S-1	333-199069	10.3(v)	10/1/2014

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended.	10-Q	001-36740	10.3	5/8/2023

10.5*+	FibroGen, Inc. Bonus Plan.	—	—	—	—

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15†	Amended and Restated License, Development and Commercialization Agreement (China) by and among FibroGen China Anemia Holdings, Ltd., Beijing FibroGen Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.3	11/5/2020

10.16†	Amended and Restated License, Development and Commercialization Agreement (for the U.S. and Certain Other Territories) by and between FibroGen, Inc. and AstraZeneca AB, effective as of July 30, 2013.	10-Q	001-36740	10.2	11/5/2020

10.17	Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of July 9, 1998.	S-1	333-199069	10.21	10/1/2014

10.18	Amendment No. 1 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of June 30, 2001.	S-1	333-199069	10.22	10/1/2014

10.19†	Amendment No. 2 to Research and Commercialization Agreement by and among FibroGen, Inc., GenPharm International Inc., Medarex, Inc. and FibroPharma, Inc., effective as of January 28, 2002.	10-Q	001-36740	10.6	11/5/2020

10.20+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.21†	State-Owned Construction Land Use Right Granting Contract by and between FibroGen (China) Medical Technology Development Co., Ltd. and The Bureau of Land and Resources of Cangzhou, dated as of February 24, 2017.	10-Q	001-36740	10.32	5/9/2017

10.22†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.23†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020.	8-K	001-36740	99.1	3/24/2020

10.24†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020.	10-Q	001-36740	10.2	8/6/2020

10.25†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.3	8/6/2020

10.26†	Amendment No. 1 to the Amended and Restated License, Development and Commercialization Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.4	8/6/2020

10.27†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020.	10-Q	001-36740	10.8	11/5/2020

10.28†	Master Supply Agreement by and between FibroGen, Inc. and AstraZeneca UK Limited, effective September 10, 2020.	10-Q	001-36740	10.9	11/5/2020

10.29†	Master Services Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.35	3/1/2021

10.30†	Product Specific Agreement by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 30, 2020.	10-K	001-36740	10.36	3/1/2021

10.31†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	10-Q	001-36740	10.2	5/10/2021

10.32†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	10-Q	001-36740	10.3	5/10/2021

10.33	Sixth Amendment to the Lease by and between ARE-San Francisco No., 43, LLC and FibroGen, Inc. as of June 1, 2021.	10-Q	001-36740	10.1	8/9/2021

10.34†	Exclusive License and Option Agreement by and between FibroGen, Inc. and HiFiBiO (HK) Limited (D.B.A. HiFiBiO Therapeutics), as of June 16, 2021.	10-Q	001-36740	10.2	8/9/2021

10.35†	Amendment No. 4 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of October 29, 2021.	10-K	001-36740	10.36	2/28/2022

10.36+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	10-K	001-36740	10.32	3/2/2020

10.37+	Offer Letter by and between FibroGen, Inc. and Juan Graham, effective as of July 30, 2021.	10-Q	001-36740	10.2	11/9/2021

10.38+	Form of Executive Officer Change in Control and Severance Agreement.	10-K	001-36740	10.35	3/2/2020

10.39†	Amended and Restated Exclusive License Agreement by and between FibroGen, Inc. and Eluminex Biosciences (Suzhou) Limited as of January 21, 2022.	10-Q	001-36740	10.1	5/9/2022

10.40	Amended and Restated Equity Distribution Agreement by and between FibroGen, Inc. and Goldman Sachs & Co. LLC and BofA Securities, Inc., dated February 27, 2023.	10-K	001-36740	10.44	2/27/2023

10.41†	Amendment No. 1 to Product Specific Agreement - Clinical Product Drug Substance by and between FibroGen, Inc. and Samsung Biologics Co., Ltd., effective as of October 25, 2022.	10-K	001-36740	10.45	2/27/2023

10.42†	Revenue Interest Financing Agreement by and between FibroGen, Inc. and NQ Project Phoebus, L.P., dated as of November 4, 2022.	10-K	001-36740	10.46	2/27/2023

10.43†	Letter Agreement by and among Astellas Pharma Inc., Astellas Pharma Europe Ltd., and FibroGen, Inc., effective as of November 4, 2022.	10-K	001-36740	10.47	2/27/2023

10.44†	Amendment No.1 to Commercial Supply Agreement (Roxadustat) by and between FibroGen, Inc. and its Affiliates and Catalent Pharma Solutions, LLC, effective as of January 1, 2023.	10-Q	001-36740	10.2	5/8/2023

10.45+	Form of Executive Officer Change in Control and Severance Agreement.	10-Q	001-36740	10.4	5/8/2023

10.46+	Offer Letter, dated July 23, 2023, between FibroGen, Inc. and Thane Wettig.	8-K	001-36740	10.1	7/25/2023

10.47+	Consulting Agreement, dated July 23, 2023, between FibroGen, Inc. and Enrique Conterno.	8-K	001-36740	10.2	7/25/2023

10.48†	Amended and Restated Exclusive License Agreement by and among FibroGen, Inc., FibroGen (China) Medical Technology Development Co., Ltd., and Eluminex Biosciences Suzhou) Limited, dated April 19, 2023.	10-Q	001-36740	10.4	8/7/2023

10.49†	Financing Agreement by and among FibroGen, Inc., certain of its subsidiaries, NHTV Fairview Holding LLC, NHTV II Fairview Holding LLC, MSTV Fund II Employees Fairview Holding LLC, and Wilmington Trust, National Association, dated as of April 29, 2023.	10-Q	001-36740	10.5	8/7/2023

10.50†	Evaluation Agreement by and between FibroGen, Inc. and Fortis Therapeutics, Inc., dated May 5, 2023.	10-Q	001-36740	10.6	8/7/2023

10.51†	Option Agreement and Plan of Merger by and among FibroGen, Inc., Fortis Therapeutics, Inc., and Shareholder Representative Services LLC, dated as of May 5, 2023.	10-Q	001-36740	10.7	8/7/2023

10.52+	Consulting Agreement, dated September 11, 2023, between FibroGen, Inc. and Mark Eisner.	8-K	001-36740	10.1	9/6/2023

10.53*†	Amendment No. 1 to the Second Amended and Restated Exclusive License Agreement, dated as of November 16, 2023.	—	—	—	—

21.1	Subsidiaries of FibroGen, Inc.	10-Q	001-36740	21.1	8/9/2021

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

97.1*	Policy for Recoupment of Incentive Compensation.	—	—	—	—

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

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

FIBROGEN, INC.

Date: February 26, 2024	By:	/s/ Thane Wettig
Thane Wettig Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2024	By:	/s/ Juan Graham
Juan Graham Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thane Wettig and Juan Graham, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thane Wettig	Chief Executive Officer (Principal Executive Officer)	February 26, 2024
Thane Wettig

/s/ Juan Graham	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024
Juan Graham

/s/ James A. Schoeneck	Chairman of the Board and Director	February 26, 2024
James A. Schoeneck

/s/ Suzanne Blaug	Director	February 26, 2024
Suzanne Blaug

/s/ Aoife Brennan	Director	February 26, 2024
Aoife Brennan, M.B., B.Ch.

/s/ Benjamin F. Cravatt	Director	February 26, 2024
Benjamin F. Cravatt, Ph.D.

/s/ Jeffrey L. Edwards	Director	February 26, 2024
Jeffrey L. Edwards

/s/ Jeffrey W. Henderson	Director	February 26, 2024
Jeffrey W. Henderson

/s/ Maykin Ho	Director	February 26, 2024
Maykin Ho, Ph.D.

/s/ Gerald Lema	Director	February 26, 2024
Gerald Lema