Form 10-Q
period 2024-03-31
FIBROGEN INC
filed 2024-05-06
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of common stock outstanding as of April 30, 2024 was 99,475,398.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$105,734	$113,688
Short-term investments	71,865	121,898
Accounts receivable, net ($7,122 and $6,079 from related parties)	37,083	12,553
Inventories	27,335	41,565
Prepaid expenses and other current assets	36,150	41,855
Total current assets	278,167	331,559
Restricted time deposits	1,658	1,658
Property and equipment, net	12,166	13,126
Equity method investment in unconsolidated variable interest entity	5,776	5,290
Operating lease right-of-use assets	64,751	68,093
Other assets	3,350	3,803
Total assets	$365,868	$423,529

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$4,353	$17,960
Accrued and other current liabilities ($45,870 and $39,814 to a related party)	164,286	172,891
Deferred revenue ($7,901 and $7,220 to related parties)	12,863	12,740
Operating lease liabilities, current	15,231	14,077
Total current liabilities	196,733	217,668
Product development obligations	17,446	17,763
Deferred revenue, net of current ($2,343 and $9,705 to a related party)	147,118	157,555
Operating lease liabilities, non-current	62,511	66,537
Senior secured term loan facilities, non-current	72,213	71,934
Liability related to sale of future revenues, non-current	52,216	51,413
Other long-term liabilities ($2,458 and $656 to a related party)	3,786	2,858
Total liabilities	552,023	585,728

Commitments and Contingencies

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2024 and December 31, 2023; 99,474 and 98,770 shares issued and outstanding at March 31, 2024 and December 31, 2023	995	988
Additional paid-in capital	1,652,243	1,643,641
Accumulated other comprehensive loss	(6,507)	(6,875)
Accumulated deficit	(1,874,853)	(1,841,920)
Total stockholders’ deficit attributable to FibroGen	(228,122)	(204,166)
Nonredeemable non-controlling interests	20,487	20,487
Total deficit	(207,635)	(183,679)
Total liabilities, redeemable non-controlling interests and deficit	$365,868	$423,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
License revenue	$—	$6,000
Development and other revenue (includes $294 and $1,624 from a related party)	878	3,891
Product revenue, net (includes $27,113 and $21,372 from a related party)	30,538	24,161
Drug product revenue, net (includes $1,184 and $2,109 from a related party)	24,486	2,109
Total revenue	55,902	36,161

Operating costs and expenses:
Cost of goods sold	25,753	3,491
Research and development	38,392	74,486
Selling, general and administrative	22,820	34,275
Total operating costs and expenses	86,965	112,252
Loss from operations	(31,063)	(76,091)

Interest and other, net
Interest expense	(4,996)	(2,372)
Interest income and other income (expenses), net	2,570	1,036
Total interest and other, net	(2,426)	(1,336)

Loss before income taxes	(33,489)	(77,427)
Provision for income taxes	33	74
Investment income in unconsolidated variable interest entity	589	796
Net loss	$(32,933)	$(76,705)

Net loss per share - basic and diluted	$(0.33)	$(0.81)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	98,982	94,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(32,933)	$(76,705)
Other comprehensive income (loss):
Foreign currency translation adjustments	392	(248)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(24)	1,398
Other comprehensive gain (loss), net of taxes	368	1,150
Comprehensive loss	(32,565)	(75,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Deficit	Interests
								(Note 3)
Balance at December 31, 2023	98,770,247	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(32,933)	—	(32,933)
Change in unrealized gain or loss on investments	—	—	—	(24)	—	—	(24)	—
Foreign currency translation adjustments	—	—	—	392	—	—	392	—
Shares issued from stock plans, net of payroll taxes paid	704,151	7	(160)	—	—	—	(153)	—
Stock-based compensation	—	—	8,762	—	—	—	8,762	—
Balance at March 31, 2024	99,474,398	$995	$1,652,243	$(6,507)	$(1,874,853)	$20,487	$(207,635)	$21,480

Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(76,705)	—	(76,705)	—
Change in unrealized gain or loss on investments	—	—	—	1,398	—	—	1,398	—
Foreign currency translation adjustments	—	—	—	(248)	—	—	(248)	—
Issuance of common stock under ATM Program	1,541,579	15	31,116	—	—	—	31,131	—
Shares issued from stock plans, net of payroll taxes paid	915,644	9	898	—	—	—	907	—
Stock-based compensation	—	—	16,112	—	—	—	16,112	—
Balance at March 31, 2023	96,623,309	$966	$1,589,145	$(4,570)	$(1,634,393)	$19,967	$(28,885)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(32,933)	$(76,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	810	2,542
Amortization of finance lease right-of-use assets	10	423
Net accretion of premium and discount on investments	(1,294)	(689)
Investment income in unconsolidated variable interest entity	(589)	(796)
Loss on disposal of property and equipment	—	1
Stock-based compensation	8,762	16,112
Non-cash interest expense related to sale of future revenues	—	2,249
Impairment of investment	—	1,000
Realized loss on sales of available-for-sale securities	—	271
Changes in operating assets and liabilities:
Accounts receivable, net	(24,685)	(1,299)
Inventories	13,786	(1,940)
Prepaid expenses and other current assets	5,271	38
Operating lease right-of-use assets	3,286	3,237
Other assets	219	1,072
Accounts payable	(13,587)	40,473
Accrued and other liabilities	(2,989)	(66,266)
Operating lease liabilities, current	1,180	(371)
Deferred revenue	(10,202)	(18,877)
Accrued interest expense related to sale of future revenues	(3,638)	—
Accrued interest for finance lease liabilities	14	(56)
Operating lease liabilities, non-current	(4,001)	(2,720)
Other long-term liabilities	1,292	710
Net cash used in operating activities	(59,288)	(101,591)

Investing activities
Purchases of property and equipment	(29)	(591)
Purchases of available-for-sale securities	(8,628)	(2,472)
Proceeds from sales of available-for-sale securities	—	1,730
Proceeds from maturities of investments	59,933	104,815
Net cash provided by investing activities	51,276	103,482

Financing activities
Repayments of finance lease liabilities	(12)	(71)
Repayments of lease obligations	—	(101)
Cash paid for payroll taxes on restricted stock unit releases	(153)	—
Proceeds from issuance of common stock under ATM Program, net of commissions	—	30,750
Proceeds from issuance of common stock under employee stock plans	—	907
Net cash provided by (used in) financing activities	(165)	31,485
Effect of exchange rate change on cash and cash equivalents	223	(526)
Net increase (decrease) in cash and cash equivalents	(7,954)	32,850
Total cash and cash equivalents at beginning of period	113,688	155,700
Total cash and cash equivalents at end of period	$105,734	$188,550

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024.

Based on its current operating plan, which contemplates the maintenance of a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S., as required under the debt covenants associated with the senior secured term loan facilities, the Company believes that its existing cash and cash equivalents, short-term investments and accounts receivable will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements. However, the Company may need additional capital to fund its operations and its liquidity assumptions may materially differ. For example, the Company may utilize its available financial resources sooner than it currently expects and may incur additional expenses. In addition, the Company may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024.

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the three months ended March 31, 2024 and 2023. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee stock options	12,484	7,578
RSUs, PRSUs and TSR awards	3,605	2,762
ESPP	533	362
	16,622	10,702

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

The aggregate amount of consideration received through March 31, 2024 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three months ended March 31, 2024 and 2023.

The transaction price related to consideration received through March 31, 2024 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement (in thousands):

Astellas Japan Agreement	Total Consideration Through March 31, 2024
License	$100,347
Development revenue	17,099
Total license and development revenue	$117,446

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2024 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through March 31, 2024 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2024	2023
Astellas Europe Agreement	Development revenue	$287	$1,529

The transaction price related to consideration received through March 31, 2024 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement as follows (in thousands):

Astellas Europe Agreement	Total Consideration Through March 31, 2024
License	$618,975
Development revenue	287,004
Total license and development revenue	$905,979

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended March 31, 2024 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

In 2021, the Company entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement (“Astellas EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

On February 23, 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, effective as of February 25, 2024. Pursuant to the termination and transition agreement, AstraZeneca returns all of their non-China roxadustat rights to the Company, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this termination and transition agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties.

The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million, excluding drug product revenue under the Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”), entered in 2020, which is described under the Drug Product Revenue, Net section below. In addition, resulting from the above-mentioned termination and transition agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) and recorded a cumulative catch-up adjustment as described under the Drug Product Revenue, Net section below.

The Company’s collaboration agreement with AstraZeneca for roxadustat in China, as described below, remains in place.

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

The aggregate amount of such consideration received for milestone and upfront payments through March 31, 2024 totaled $77.2 million.

On September 18, 2023, the Company received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market Roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied or partially satisfied. As of March 31, 2024, the $4.0 million milestone was recorded as a contract asset and was fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement.

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

Prior to the above-mentioned termination of the AstraZeneca U.S./RoW Agreement, the Company evaluated under the ASC 606 and accounted for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. As a result of the termination of the AstraZeneca U.S./RoW Agreement, during the three months ended March 31, 2024, the Company recorded the final development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement. Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2024	2023
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Development revenue	$468	$2,032

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.6 million for co-development, information sharing and committee services, and $399.5 million for China performance obligation (with cumulative revenue of $222.9 million through March 31, 2024) that is recognized as product revenue, as described under Product Revenue, Net section below.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2024 under the AstraZeneca U.S./RoW Agreement through the agreement termination.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct Sales:
Gross revenue	$3,786	$3,060
Discounts and rebates	(360)	(273)
Sales returns	(1)	2
Direct sales revenue, net	3,425	2,789

Sales to Falikang:
Gross transaction price	43,560	34,249
Profit share	(19,023)	(14,988)
Net transaction price	24,537	19,261
Decrease in deferred revenue	2,576	2,111
Sales to Falikang revenue, net	27,113	21,372
Total product revenue, net	$30,538	$24,161

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet and the rebates and discounts reflected as reductions to gross accounts receivable for direct sales were immaterial as of March 31, 2024 and December 31, 2023, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period, and is expected to continue through 2033, which reflects our best estimates. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized in future periods as the performance obligation is satisfied.

Periodically, the Company updates its assumptions such as total sales quantity, performance period, gross transaction price and profit share and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $2.6 million from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2024. The product revenue recognized for the three months ended March 31, 2024 included a decrease in revenue of $2.1 million resulting from changes to estimated variable consideration in the current period relating to performance obligation satisfied in previous periods. Comparatively, following updates to its estimates, the Company recognized $2.1 million from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2023.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2023	Additions	Recognized as Revenue	Currency Translation and Other	Balance at March 31, 2024
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(179,851)	$(24,950)	$27,113	$1,057	$(176,631)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of March 31, 2024, deferred revenue included $149.7 million related to China performance obligation, which represents the net of $176.6 million of deferred revenue presented above and a $26.9 million unbilled milestone and co-development revenue under the AstraZeneca China Amendment.

As of March 31, 2024, approximately $5.0 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $3.4 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Astellas Japan Agreement	$(2,205)	$1,732
Astellas Europe Agreement	1,021	377
AstraZeneca U.S./RoW Agreement	25,670	—
Drug product revenue, net	$24,486	$2,109

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $2.2 million for the three months ended March 31, 2024. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

As of March 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $1.6 million in accrued liabilities and $2.5 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

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

During the fourth quarter of 2023, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, the Company reclassified $38.7 million from the related deferred revenue to accrued liabilities. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million. Further for the three months ended March 31, 2024, the Company reclassified $5.7 million from the related deferred revenue to accrued liabilities. As of March 31, 2024, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $44.3 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $1.0 million and $0.4 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three months ended March 31, 2024 and 2023, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2023	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at March 31, 2024
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(16,925)	$1,021	$5,660	$(10,244)

AstraZeneca U.S./RoW Agreement

As described under AstraZeneca Agreements section above, pursuant to the termination and transition agreement related to the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue. As of March 31, 2024, the related accounts receivable was $26.0 million and the related accrued liabilities were $11.5 million. Comparatively, the related accrued liabilities were $11.2 million as of December 31, 2023. Both the accounts receivable and accrued liabilities have been settled in April 2024.

Corresponding to the drug product revenue, during the three months ended March 31, 2024, the Company recorded the related cost of goods sold of $21.1 million.

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

Amounts recognized as revenue under the agreements with Eluminex were as follows for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
Agreement	Performance Obligation	2024	2023
Eluminex	License revenue	$—	$6,000
	Other revenue - contract manufacturing	116	235

3. Variable Interest Entity

Consolidated Variable Interest Entity - Fortis

On May 5, 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics (“Fortis”) with its novel Phase 1 antibody-drug conjugate, FOR46 (now referred to as “FG-3246”), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies. If FibroGen exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If FibroGen acquires Fortis, it would also be responsible to pay the University of California, San Francisco (“UCSF”), an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and UCSF. If FibroGen chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the up-to four-year option period. As part of the clinical development strategy, FibroGen will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection. Additionally, the Company is obligated to make four quarterly payments totaling $5.4 million to Fortis in support of its continued development obligations, of which the last payment was $1.7 million and was made during the three months ended March 31, 2024.

Pursuant to the guidance under Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date, and continues to consolidate as of March 31, 2024.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and March 31, 2024, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The NCI attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shares holders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of March 31, 2024, total assets and liabilities of Fortis were immaterial. For the three months ended March 31, 2024, Fortis’ net income (losses) was immaterial.

Equity method investment - Unconsolidated VIE - Falikang

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

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2023	Share of Net Income	Currency Translation	Balance at March 31, 2024
Falikang	51.1%	$5,290	$589	$(103)	$5,776

Falikang is considered a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.

4. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$45,216	$—	$—	$45,216
Corporate bonds	—	6,075	—	6,075
Commercial paper	—	47,985	—	47,985
U.S. government bonds	4,948	31,264	—	36,212
Agency bonds	—	4,944	—	4,944
Total	$50,164	$90,268	$—	$140,432

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$12,288	$—	$—	$12,288
Corporate bonds	—	13,992	—	13,992
Commercial paper	—	88,289	—	88,289
U.S. government bonds	42,797	4,994	—	47,791
Agency bonds	—	9,830	—	9,830
Total	$55,085	$117,105	$—	$172,190

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the three months ended March 31, 2024 and 2023, a total of $26.3 million and $7.0 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash	$37,167	$63,396
Commercial paper	15,887	36,016
Money market funds	45,216	12,288
U.S. government bonds	7,464	1,988
Total cash and cash equivalents	$105,734	$113,688

At March 31, 2024 and December 31, 2023, a total of $27.6 million and $32.2 million of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations, respectively.

Investments

The Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$6,073	$2	$—	$6,075
Commercial paper	32,098	—	—	32,098
U.S. government bonds	28,747	1	—	28,748
Agency bonds	4,946	—	(2)	4,944
Total investments	$71,864	$3	$(2)	$71,865

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$13,988	$9	$(5)	$13,992
Commercial paper	52,273	—	—	52,273
U.S. government bonds	45,783	20	—	45,803
Agency bonds	9,830	1	(1)	9,830
Total investments	$121,874	$30	$(6)	$121,898

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
U.S. government bonds	$12,956	$—	$—	$—	$12,956	$—
Agency bonds	4,944	(2)	—	—	4,944	(2)
Total	$17,900	$(2)	$—	$—	$17,900	$(2)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$—	$—	$3,495	$(5)	$3,495	$(5)
U.S. government bonds	4,984	—	—	—	4,984	—
Agency bonds	4,987	(1)	—	—	4,987	(1)
Total	$9,971	$(1)	$3,495	$(5)	$13,466	$(6)

The contractual maturities of all available-for-sale investments were within one year as of March 31, 2024.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any impairment for its available-for-sale investments during the three months ended March 31, 2024 and 2023.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,079	$1,376
Work-in-progress	20,600	34,614
Finished goods	5,656	5,575
Total inventories	$27,335	$41,565

As described under Note 2, Collaboration Agreements, License Agreement and Revenues above, resulting from the termination and transition agreement related to the AstraZeneca U.S./RoW Agreement, the Company was reimbursed $12.6 million for work-in-progress inventory, which was written off and recognized as cost of goods sold during the three months ended March 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$26,894	$26,481
Deferred revenues from associated contracts	(26,894)	(26,481)
Net contract assets	—	—
Insurance proceeds receivable for litigation settlement	28,500	28,500
Prepaid assets	5,780	6,644
Other current assets	1,870	6,711
Total prepaid expenses and other current assets	$36,150	$41,855

The unbilled contract assets as of March 31, 2024 and December 31, 2023 included $22.9 million and $22.5 million, respectively, related to unbilled co-development revenue under the AstraZeneca China Amendment. In addition, the unbilled contract assets as of March 31, 2024 and December 31, 2023 each included the $4.0 million unbilled regulatory milestone payment under the AstraZeneca China Agreement. See the AstraZeneca China Agreement section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

As of each of March 31, 2024 and December 31, 2023, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Preclinical and clinical trial accruals	$26,397	$27,663
API and bulk drug product price true-up	57,370	50,978
Litigation settlement	28,500	28,500
Payroll and related accruals	7,398	20,267
Inventory cost related	8,521	—
Accrued co-promotion expenses - current	11,425	10,309
Roxadustat profit share to AstraZeneca	6,952	7,084
Property taxes and other taxes	7,346	6,615
Professional services	4,711	7,103
Current portion of liability related to sale of future revenues	1,213	5,654
Accrued restructuring charge	—	3,697
Other	4,453	5,021
Total accrued and other current liabilities	$164,286	$172,891

The accrued liabilities of $57.4 million and $51.0 million for API and bulk drug product price true-up as of March 31, 2024 and December 31, 2023, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. Included in the balance as of March 31, 2024, the amount due to AstraZeneca was $11.5 million, as discussed under the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, resulting from the termination and transition agreement related to the AstraZeneca U.S./RoW Agreement, and has been settled in April 2024. In addition, the Company recorded an accrued inventory related cost of $8.5 million as of March 31, 2024, as part of the cost of goods sold resulting from this termination and transition agreement. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

As of March 31, 2024 and December 31, 2023, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

6. Senior Secured Term Loan Facilities

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features expired during 2023. The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of March 31, 2024, the fair values of such derivatives were negligible due to the low probability of the underlying events.

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

The initial issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for three months ended March 31, 2024. The Company recorded interest expense of $2.9 million for the three months ended March 31, 2024. As of March 31, 2024, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of March 31, 2024, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company’s senior secured term loan facilities as of March 31, 2024 were as follows (in thousands):

March 31, 2024
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(2,787)
Senior secured term loan facilities, ending balance	72,213
Less: Current Portion classified to accrued and other current liabilities	—
Senior secured term loan facilities, non-current	$72,213

7. Liability Related to Sale of Future Revenues

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.96% as of March 31, 2024.

The following table summarizes the activities of the liability related to sale of future revenues for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Liability related to sale of future revenues - beginning balance	$57,067
Interest paid	(5,653)
Interest expense recognized	2,015
Liability related to sale of future revenues - ending balance	53,429
Less: Current portion classified to accrued and other current liabilities	(1,213)
Liability related to sale of future revenues, non-current	$52,216

During the three months ended March 31, 2024, the Company recognized, under Astellas Agreements, development revenue of $0.3 million, and a net reduction to drug product revenue of $1.2 million. See Note 2, Collaboration Agreements, License Agreement and Revenue, for details.

During the three months ended March 31, 2024, the Company recognized the related non-cash interest expense of $2.0 million.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates to reach a Payment Cap up to $125.0 million by 2031.

8. Income Taxes

Provisions for income tax for the three months ended March 31, 2024 and 2023 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded license and development revenue related to collaboration agreements with Astellas of $0.3 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company recorded a reduction to drug product revenue from Astellas of $1.2 million for the three months ended March 31, 2024 and recorded drug product revenue from Astellas of $2.1 million for the three months ended March 31, 2023. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, accounts receivable from Astellas were $0.3 million and $0.8 million, respectively.

As of March 31, 2024 and December 31, 2023, total deferred revenue from Astellas was $10.2 million and $16.9 million, respectively.

As of March 31, 2024, the amounts due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $48.3 million. As of December 31, 2023, the amount due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $40.5 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See Note 3, Equity method investment - Variable Interest Entity, for details.

The net product revenue from Falikang was $27.1 million and $21.4 million for the three months ended March 31, 2024 and 2023, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company’s equity method investment in Falikang was $5.8 million and $5.3 million, respectively. See Note 3, Equity method investment - Variable Interest Entity, for details. The other income from Falikang was immaterial for each of the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, accounts receivable, net, from Falikang, were $6.8 million and $5.2 million, respectively.

10. Commitments and Contingencies

Contract Obligations

As of March 31, 2024, the Company had outstanding total non-cancelable purchase obligations of $35.6 million, including $22.8 million for manufacture and supply of pamrevlumab, $1.7 million for manufacture and supply of roxadustat, and $11.0 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of March 31, 2024, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

As of March 31, 2024, the Company had $77.7 million of operating lease liabilities.

In addition, see Note 6, Senior Secured Term Loan Facilities and Note 7, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its condensed consolidated balance sheet as of March 31, 2024, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of December 31, 2023, the Company recorded the $28.5 million in accrued and other current liabilities in the condensed consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. The Court preliminarily approved the settlement on February 13, 2024 and a hearing on final approval is scheduled for May 16, 2024. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims was voluntarily dismissed on December 20, 2023.

Between July 30, 2021 and April 3, 2024, seven shareholder derivative complaints were filed, naming as defendants certain of our current and former officers and certain current and former members of our board, as well as FibroGen as nominal defendants (the “Derivative Lawsuits”). Of these Derivative Lawsuits, four were filed in the Delaware Court of Chancery (the “Delaware Chancery Derivative Actions”), two were filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative Actions”), and one was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative Action”). The plaintiffs assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The status of the seven Derivative Lawsuits is currently as follows:

•
Two of the Delaware Chancery Derivative Actions, filed on April 14, 2022, and June 1, 2023, have been consolidated (the “Delaware Chancery Consolidated Derivative”). On February 1, 2024, Defendants moved to dismiss the Delaware Chancery Consolidated Derivative action. In the other two Delaware Chancery Derivative Actions, filed in the Delaware Court of Chancery on December 3, 2023 and April 3, 2024, Defendants have not been formally served, though the parties are in the process of negotiating a stay of the actions pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action;
•
Two of the Delaware Federal Derivative Actions remain stayed. One is stayed pending the resolution of the putative securities class action, and the other is stayed pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action; and
•
The California Federal Derivative Action was voluntarily dismissed on January 22, 2024.

The Company believes that the claims asserted in the Derivative Lawsuits are without merit and it intends to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against FibroGen or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

In the fourth quarter of 2021, the Company received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. The Company is fully cooperating with the SEC. The Company cannot predict with any degree of certainty the outcome of the SEC’s investigation or determine the extent of any potential liabilities. The Company also cannot predict whether there will be any loss as a result of the investigation nor can it provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter or any related proceeding could expose the Company to substantial damages, penalties, or reputational harm that may have a material adverse impact on the Company’s business, results of operations, financial condition, growth prospects, and price of its common stock.

Between 2022 and 2024, the Company’s Board of Directors received six litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. The Company may in the future receive such additional demands.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024 (“2023 Form 10-K”).

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

Financial Highlights

	Three Months Ended March 31,
	2024	2023
	(in thousands, except for per share data)
Result of Operations
Revenue	$55,902	$36,161
Operating costs and expenses	86,965	112,252
Net loss	(32,933)	(76,705)
Net loss per share - basic and diluted	$(0.33)	$(0.81)

	March 31, 2024	December 31, 2023
	(in thousands)
Balance Sheet
Cash and cash equivalents	$105,734	$113,688
Short-term and long-term investments	71,865	121,898
Accounts receivable	$37,083	$12,553

Our revenue for the three months ended March 31, 2024 included primarily the revenue recognized related to the following:

•
$30.5 million from roxadustat commercial sales in China, mostly from sales to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”);
•
$25.7 million cumulative catch-up net adjustment in the drug product revenue as a result of the termination and transition agreement related to the AstraZeneca AB (“AstraZeneca”) U.S./RoW Agreement, , as defined below, with the exception of South Korea, and a net reduction of $1.2 million to drug product revenue related to API deliveries to Astellas Pharma Inc. (“Astellas”); and
•
$0.8 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca.

As a comparison, our revenue for the three months ended March 31, 2023 included primarily the revenue recognized related to the following:

•
$24.2 million from roxadustat commercial sales in China, mostly from sales to Falikang;
•
$6.0 million total milestone payments recognized under our license agreement with Eluminex, including a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment;
•
$3.7 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca; and
•
$2.1 million of drug product revenue related to API deliveries to Astellas.

Operating costs and expenses for the three months ended March 31, 2024 decreased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$14.5 million lower clinical trial expenses primarily associated with the wind down on Phase 2/3 trials for pamrevlumab for the treatment of metastatic pancreatic cancer;
•
$14.1 million lower employee-related expenses primarily due to the impact from reduction in force actions in July 2023 and cost control efforts;
•
$7.3 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
$3.3 million lower facilities-related expenses due to cost control efforts and lower depreciation expense as certain Property and equipment reached their useful lives in prior year period;

•
$2.9 million lower legal expenses primarily due to lower corporate legal activities;
•
$2.9 million lower drug development expenses associated with drug substance activities related to pamrevlumab which was largely completed; and
•
$21.1 million one-time cost of goods sold recorded correspondingly to the above-mentioned drug product revenue resulting from the termination and transition agreement related to the AstraZeneca U.S./RoW Agreement.

For the three months ended March 31, 2024, we had a net loss of $32.9 million, or a net loss per basic and diluted share of $0.33, as compared to a net loss of $76.7 million, or a net loss per basic and diluted share of $0.81, for the same period a year ago, due to increases in revenue and decreases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $214.7 million at March 31, 2024, a decrease of $33.5 million from December 31, 2023, primarily due to the cash used in operations as discussed under the Liquidity and Capital Resources section below.

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

In the first quarter of 2024, the pamrevlumab portion of the trial was completed, and we expect topline results to be available in mid-2024.

Pamrevlumab for the Treatment of Locally Advanced Unresectable Pancreatic Cancer (“LAPIS”)

LAPIS is our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab as a therapy for LAPC. We completed enrollment of 284 patients that are randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). We expect topline data for the primary endpoint of overall survival to be available in the third quarter of 2024.

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

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the first quarter of 2024, roxadustat achieved an over 39% increase in sales volume relative to the first quarter of 2023. As of February, 2024, roxadustat was the top CKD anemia brand in China with approximately 47% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors (roxadustat is currently the only HIF-PH inhibitor on the market in China).

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

Our supplemental New Drug Application for roxadustat in CIA was accepted by the China Health Authority in August 2023, and we expect an approval decision in the second half of 2024.

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

FG-3246 demonstrated monotherapy efficacy in a Phase 1 clinical study in heavily-pretreated (and not biomarker selected) patients with mCRPC. Results included a median radiographic progression-free survival of 8.7 months and a PSA50 response in 36% of evaluable patients. For RECIST evaluable patients, 20% met the criteria of a partial response, or measurable reduction in tumor size of ≥ 30%, with a median duration of response of 7.5 months. FG-3246 demonstrated an acceptable safety profile, with adverse events consistent with those observed in other antibody drug conjugate therapies with a MMAE payload, and included infusion related reactions, fatigue, weight loss, neutropenia, and peripheral neuropathy. We plan to meet with the FDA to discuss the development pathway, and we anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for mCRPC in the second half of 2024.

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

FG-3165 is a galectin-9 (“Gal9”) targeted antibody under development for treatment of solid tumors characterized by high Gal9 levels of expression. Gal9 has been reported to bind to multiple immune checkpoints on lymphocytes that suppress T and natural killer cell activation, and it is a driver of cancer progression in acute myeloid leukemia. In preclinical studies FG-3165 and its variants inhibit Gal9 mediated T cell death, and also promotes anti-tumor immune responses in combination with other immune checkpoint targeted drugs. We submitted an investigational new drug application for FG-3165 in April 2024.

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

Exclusive License from and Option to Acquire Fortis Therapeutics

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

FibroGen have made four quarterly payments totaling $5.4 million to Fortis in support of its continued development obligations, of which the last payment was $1.7 million and was made during the three months ended March 31, 2024.

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

For additional details about this transaction, see the Consolidated Variable Interest Entity - Fortis section in Note 3, Variable Interest Entity, to the condensed consolidated financial statements.

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

Exclusive License to Eluminex

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through March 31, 2024 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $(2.2) million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories, except for China and other territories not previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”). In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies.

On February 23, 2024, we entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement with AstraZeneca, effective as of February 25, 2024. Pursuant to the termination and transition agreement, AstraZeneca returns all of their non-China roxadustat rights to us, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this termination and transition agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties. The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million. In addition, resulting from the above-mentioned termination and transition agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, we recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue.

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through March 31, 2024 totaled $77.2 million.

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

On September 18, 2023, we received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market Roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied or partially satisfied. As of March 31, 2024, the $4.0 million milestone was recorded as a contract asset and was fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement.

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

FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transfer price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized related net product revenue of $30.5 million and $24.2 million for the three months ended March 31, 2024 and 2023, respectively.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$6,000	$(6,000)	(100)%
Development and other revenue	878	3,891	(3,013)	(77)%
Product revenue, net	30,538	24,161	6,377	26%
Drug product revenue, net	24,486	2,109	22,377	1,061%
Total revenue	$55,902	$36,161	$19,741	55%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of March 31, 2024, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2033, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented.

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

The AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea), while the AstraZeneca China Agreement and relationship continue unaffected. In the future, we will continue generating revenue from collaboration agreements in the form of milestone payments and royalties on drug product sales, and from product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $19.7 million, or 55%, for the three months ended March 31, 2024, compared to the same period a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
License revenue:
Eluminex	—	6,000	(6,000)	(100)%
Total license revenue	$—	$6,000	$(6,000)	(100)%

There was no license revenue during the three months ended March 31, 2024. License revenue recognized for three months ended March 31, 2023 included a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

Development and Other Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Development revenue:
Astellas	$294	$1,624	$(1,330)	(82)%
AstraZeneca	468	2,032	(1,564)	(77)%
Total development revenue	762	3,656	(2,894)	(79)%
Other revenue	116	235	(119)	(51)%
Total development and other revenue	$878	$3,891	$(3,013)	(77)%

Development and other revenue decreased $3.0 million, or 77%, for the three months ended March 31, 2024, compared to the same period a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the three months ended March 31, 2024 was impacted by the decrease in co-development billings due to the closeout activities under our collaboration agreements with Astellas for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three months ended March 31, 2024 was the final development revenue as a result of the termination of the AstraZeneca U.S./RoW Agreement.

Other revenue recognized for the three months ended March 31, 2024 and 2023 included our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023.

Product Revenue, Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$3,786	$3,060	$726	24%
Discounts and rebates	(360)	(273)	(87)	32%
Sales returns	(1)	2	(3)	(150)%
Direct sales revenue, net	3,425	2,789	636	23%

Sales to Falikang:
Gross transaction price	43,560	34,249	9,311	27%
Profit share	(19,023)	(14,988)	(4,035)	27%
Net transaction price	24,537	19,261	5,276	27%
Decrease in deferred revenue	2,576	2,111	465	22%
Sales to Falikang revenue, net	27,113	21,372	5,741	27%
Total product revenue, net	$30,538	$24,161	$6,377	26%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $6.4 million, or 26%, for the three months ended March 31, 2024, compared to the same period a year ago.

We recognize product revenue from direct sales to distributors in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts. Product revenue from direct sales, increased $0.6 million, or 23%, for the three months ended March 31, 2024, compared to the same period a year ago, due to the increase in sales volume during the current year period. The total discounts and rebates were immaterial for each of the three months ended March 31, 2024 and 2023.

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

Sales to Falikang revenue, net increased $5.7 million, or 27%, for the three months ended March 31, 2024, compared to the same period a year ago. The gross transfer price increased $9.3 million, and the calculated profit share increased $4.0 million for the three months ended March 31, 2024, compared to the same period a year ago, primarily due to the increase in sales volume during the current year period.

Periodically, we update our assumptions such as total sales quantity, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we recognized $2.6 million and $2.1 million from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2024 and 2023, respectively.

Drug Product Revenue, Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(2,205)	$1,732	$(3,937)	(227)%
Astellas Europe Agreement	1,021	377	644	171%
AstraZeneca U.S./RoW Agreement	25,670	—	25,670	NM
Total drug product revenue, net:	$24,486	$2,109	$22,377	1,061%

Drug product revenue, net increased $22.4 million, or 1,061%, for the three months ended March 31, 2024, compared to the same period a year ago.

Astellas Japan Agreement

During the first quarter of 2024, we updated our estimate of variable consideration related to the active pharmaceutical ingredient (“API”) shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others. .

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

As of March 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement $1.6 million in accrued liabilities and $2.5 million in other long-term liabilities, representing our best estimate of the timing for these amounts to be paid. As of December 31, 2023, the related balances were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

Astellas Europe Agreement

We updated our estimate of variable consideration related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified from the related deferred revenue to accrued liabilities and as of December 31, 2023, the related balance in accrued liabilities was $38.6 million. Further during the first quarter of 2024, we reclassified $5.7 million from the related deferred revenue to accrued liabilities. As of March 31, 2024, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $44.3 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

As described above, pursuant to the termination and transition agreement related to the AstraZeneca U.S./RoW Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, we accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue. As of March 31, 2024, the related accounts receivable was $26.0 million and the related accrued liabilities of $11.5 million, both of which have been settled in April 2024.

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$25,753	$3,491	$22,262	638%
Research and development	38,392	74,486	(36,094)	(48)%
Selling, general and administrative	22,820	34,275	(11,455)	(33)%
Total operating costs and expenses	$86,965	$112,252	$(25,287)	(23)%

Total operating costs and expenses decreased $25.3 million, or 23%, compared to the same period a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold increased $22.3 million, or 638%, for the three months ended March 31, 2024, compared to the same period a year ago.

As described above, during the three months ended March 31, 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the termination and transition agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $21.1 million during the three months ended March 31, 2024.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $4.4 million and $3.2 million for the three months ended March 31, 2024 and 2023. Cost of goods sold in China increased as compared to the prior year periods due to the increases in the sales volume, offset by the improved unit cost efficiency resulting from higher production volume.

Cost of goods sold also included manufacturing costs related to our contract manufacturing revenue from Eluminex, which was immaterial for the periods presented.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include in-process research and development (“IPR&D”) assets that have no alternative future use other than in a particular research and development project. We have implemented efforts to streamline operations to align with our business goals in the second half of 2023. As a result, research and development expenses have decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2024 and 2023:

	Phase of	Three Months Ended March 31,
Product Candidate	Development	2024	2023
		(in thousands)
Pamrevlumab	Phase 2/3	$21,698	$40,865
Roxadustat	Approved / Phase 3	2,551	7,706
FG-3246	Phase 1	5,649	—
Other research and development expenses		8,494	25,915
Total research and development expenses		$38,392	$74,486

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $36.1 million, or 48%, for the three months ended March 31, 2024, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $14.5 million in clinical trials costs primarily associated with the wind down on Phase 2/3 trials for pamrevlumab for the treatment of metastatic pancreatic cancer;
•
Decrease of $9.4 million in employee-related costs primarily due to the impact from reduction in force actions in July 2023 and cost control efforts;
•
Decrease of $3.7 million in facilities-related expenses due to cost control efforts and lower depreciation expense as certain Property and equipment reached their useful lives in prior year period;
•
Decrease of $3.7 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
Decrease of $2.9 million in drug development expenses associated with drug substance activities related to pamrevlumab which was largely completed in the prior year; and
•
Decrease of $2.1 million in outside services expenses primarily related to cancellation of certain early-stage programs to streamline operations.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. We have implemented efforts to streamline operations to align with our business goals in the second half of 2023. As a result, SG&A expenses have decreased in certain areas and may continue to decrease over time.

SG&A expenses decreased $11.5 million, or 33%, for the three months ended March 31, 2024, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $4.7 million in employee-related costs primarily due to the impact from reduction in force actions in July 2023 and cost control efforts;
•
Decrease of $3.7 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units; and
•
$2.9 million lower legal expenses primarily due to lower corporate legal activities.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(4,996)	$(2,372)	$(2,624)	111%
Interest income and other income (expenses), net	2,570	1,036	1,534	148%
Total interest and other, net	$(2,426)	$(1,336)	$(1,090)	82%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense increased $2.6 million, or 111%, for the three months ended March 31, 2024, compared to the same period a year ago. Interest expense for the three months ended March 31, 2024, due to the $2.9 million related to the senior secured term loan facilities drawn in the second quarter of 2023. See Note 6, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net increased $1.5 million, or 148%, for the three months ended March 31, 2024, primarily due to lower loss related to our investments as compared to the same period a year ago.

Income Taxes

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Loss before income taxes	$(33,489)	$(77,427)
Provision for income taxes	33	74
Effective tax rate	(0.1)%	(0.1)%

Provisions for income taxes for the three months ended March 31, 2024 and 2023 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, which was immaterial for the three months ended March 31, 2024 and 2023. See Equity method investment - Unconsolidated VIE - Falikang section of Note 3, Variable Interest Entity, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

On November 4, 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

On February 27, 2023, we entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, we may issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $200.0 million (the “ATM Program”). Under the ATM Program, we sold a total of 2,472,090 shares of our common stock and received net proceeds of approximately $48.4 million during the first and second quarter of 2023.

On April 29, 2023, we entered into the Financing Agreement with investment funds managed by Morgan Stanley Tactical Value, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. For additional details about this financing transaction, see Note 6, Senior Secured Revolving Line of Credit, to the condensed consolidated financial statements.

As of March 31, 2024, we had cash and cash equivalents of $105.7 million, compared to $113.7 million as of December 31, 2023. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of March 31, 2024, we had short-term investments of $71.9 million, compared to short-term investments of $121.9 million as of December 31, 2023. As of March 31, 2024, a total of $27.6 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, substantially all held in China, to be used primarily for our China operations.

Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. During the three months ended March 31, 2024, FibroGen Beijing made a total of $16.5 million repayments of intercompany loans. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(59,288)	$(101,591)
Investing activities	51,276	103,482
Financing activities	(165)	31,485
Effect of exchange rate changes on cash and cash equivalents	223	(526)
Net increase (decrease) in cash and cash equivalents	$(7,954)	$32,850

Operating Activities

Net cash used in operating activities was $59.3 million for the three months ended March 31, 2024 and consisted primarily of net loss of $32.9 million adjusted for non-operating cash items of $7.7 million, and a net decrease in operating assets and liabilities of $34.1 million. The significant non-operating cash items included stock-based compensation expense of $8.8 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accounts receivable increased $24.7 million, primarily driven by the receivable from AstraZeneca of $26.0 million associated with the settlement of the past transactions under the AstraZeneca Master Supply Agreement resulting from the termination of the AstraZeneca U.S./RoW agreement. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.
•
Accounts payable decreased $13.6 million, primarily driven by the timing of invoicing and payments;

•
Deferred revenue decreased $10.2 million, primarily related to the reclassification of $5.7 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year period. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. In addition, the decrease in deferred revenue was also related to the product revenue recognized from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2024. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details;
•
Accrued interest expense related to sale of future revenues decreased $3.6 million due to the $5.7 million interest paid, offset by the interest expense of $2.0 million accrued during the three months ended March 31, 2024. See Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details;
•
Accrued and other liabilities decreased $3.0 million, primarily related to bonus and severance payouts totaling $19.1 million, offset by accrued inventory related cost of $8.5 million as of March 31, 2024, as part of the cost of goods sold resulting from the above-mentioned termination of the AstraZeneca U.S./RoW agreement, as well as the movements related to API and bulk drug product price true-up, resulting from changes in estimated variable consideration primarily associated with the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Inventory decreased $13.8 million primarily driven by the $12.6 million of work-in-progress inventory that was reimbursed as part of the above-mentioned termination of the AstraZeneca U.S./RoW agreement; and
•
Prepaid expenses and other current assets decreased $5.3 million, primarily due to the reimbursements from the insurance for the legal fees associated with the class action lawsuit, which is recoverable under our insurance policies.

Net cash used in operating activities was $101.6 million for the three months ended March 31, 2023 and consisted primarily of net loss of $76.7 million adjusted for non-operating cash items of $21.1 million, and a net decrease in operating assets and liabilities of $46.0 million. The significant non-operating cash items included stock-based compensation expense of $16.1 million and depreciation expense of $2.5 million and non-cash interest expense related to sale of future revenues of $2.2 million. The significant items in the changes in operating assets and liabilities included the following:

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
•
Deferred revenue decreased $18.9 million, primarily related to the reclassification of $16.6 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year period;
•
Inventories increased $1.9 million, driven by the increased inventory level primarily related to FibroGen Beijing’s productions of roxadustat for commercial sales purposes; and
•
Accounts payable increased $40.5 million, primarily driven by the above-mentioned scheduling for payment of $57.4 million previously accrued balance related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, as well as the timing of invoicing and payments.

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments, purchase of acquired IPR&D assets and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $51.3 million for the three months ended March 31, 2024 and consisted primarily of $59.9 million of proceeds from maturities of investments, partially offset by $8.6 million of cash used in purchases of available-for-sale securities.

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

Net cash used in financing activities was immaterial for the three months ended March 31, 2024.

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

Based on our current operating plan, which contemplates the maintenance of a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S., as required under the debt covenants associated with the senior secured term loan facilities, we believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, together with the proceeds from senior secured term loan facilities in the second quarter of 2023, the financing amount under the RIFA received in the fourth quarter of 2022, and the net proceeds received under our ATM program in the first half of 2023, as well as the cost savings we have recently implemented (including from the reduction in workforce that we announced on July 19, 2023), will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. However, we may need additional capital to fund our operations, and our liquidity assumptions may materially differ. For example, we may utilize our available financial resources sooner than we currently expect and may incur additional expenses. In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

Commitments and Contingencies

Contractual Obligations

As of March 31, 2024, we had $77.7 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $18.6 million expected to be paid within the next 12 months.

As of March 31, 2024, we had outstanding total non-cancelable purchase obligations of $35.6 million, including $22.8 million for manufacture and supply of pamrevlumab, $1.7 million for manufacture and supply of roxadustat, and $11.0 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $30.7 million expected to be paid within the next 12 months.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of March 31, 2024, we had $72.2 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 6, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of March 31, 2024, we had $53.4 million of liability related to sale of future revenues on the condensed consolidated balance sheets, $1.2 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of March 31, 2024, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2024 compared with the disclosures in Part II, Item 7 of our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2024, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of March 31, 2024, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. As of March 31, 2024, the Chinese health authority has accepted abbreviated New Drug Applications for over 20 generic roxadustat applicants.

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

Composition-of-matter patents are generally considered the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

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

Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after their filing, and in some cases are never published. Therefore, we cannot be certain that our licensors or we were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that our licensors or we were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act, effective March 16, 2013. This system also includes procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We have, are, and may again become involved in, inter partes review, opposition, invalidation, or interference proceedings challenging our patents and patent applications, or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Third parties have challenged and may again challenge our patents and patent applications. In particular, patent challenges have been filed against our crystal form patents in Europe and China, and against our photostable formulations patent in Europe. While both our European Patent No. 3470397 (the “`397 Patent”), which claims formulations comprising the commercial crystalline form of roxadustat, and our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat, were upheld in opposition, the opponents have appealed the decisions in both cases. In China, three roxadustat crystal form patents were revoked in first-round proceedings and the revocations were upheld on first appeal; however, all decisions currently remain on appeal. Final resolution of these proceedings in Europe and China will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

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

Further, the climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. For example, certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited, and our current supplier of FG-3246, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) and companies that do business with WuXi Biologics. While the current legislation does not affect our roxadustat supplier Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”), there is a risk that FibroGen could face consequences from contracting with WuXi Biologics, and there is a risk that such legislation could expand to include WuXi STA. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, timing of supply deliveries, cash flows and prospects.

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

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and in any event must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2024, approximately $27.6 million of our cash and cash equivalents is held in China.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for CIA in China, and pamrevlumab for pancreatic cancer. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2023, 2022 and 2021 were $284.2 million, $293.7 million and $290.0 million, respectively. As of March 31, 2024, we had an accumulated deficit of $1.9 billion. As of March 31, 2024, we had capital resources consisting of cash, cash equivalents and short-term investments of $177.6 million. In addition, as of March 31, 2024, we had $37.1 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue to grow our operations in China, continue our clinical development efforts on pamrevlumab, continue to seek regulatory approval, establish commercialization capabilities of our product candidates, and pursue additional indications. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. Based on our current operating plan, which contemplates the maintenance of a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S., as required under the debt covenants associated with the senior secured term loan facilities, we believe that our existing cash and cash equivalents, short-term and long-term investments and accounts receivable, cash flows from commercial sales and sales of drug product, and expected third-party collaboration revenues will allow us to fund our operating plans through at least 12 months from the date of issuance of these consolidated financial statements. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

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

For additional details about these financing transactions, see Note 6, Senior Secured Term Loan Facilities and Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*†	Amendment No. 1 to the Exclusive License and Option Agreement, between FibroGen, Inc. and HiFiBiO Inc., dated February 14, 2024.	—	—	—	—

10.2*†	Termination and Transition Agreement to Development and Commercialization Agreement (for the U.S. and Certain Other Territories), by and between AstraZeneca AB and FibroGen, Inc., dated February 23, 2024, effective as of February 25, 2024.	—	—	—	—

10.3*+	Non-Employee Director Compensation Policy, as amended, dated April 22, 2024.	—	—	—	—

10.4*+	Offer Letter by and between FibroGen, Inc. and Deyaa Adib, M.D., dated February 6, 2024.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—

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

FibroGen, Inc.

Date: May 6, 2024	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)