Form 10-Q
period 2024-06-30
FIBROGEN INC
filed 2024-08-06
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock outstanding as of July 31, 2024 was 100,400,786.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$140,714	$113,688
Short-term investments	—	121,898
Accounts receivable, net ($4,178 and $6,079 from related parties)	6,412	12,553
Inventories	25,397	41,565
Prepaid expenses and other current assets	36,936	41,855
Total current assets	209,459	331,559
Restricted time deposits	1,658	1,658
Property and equipment, net	10,917	13,126
Equity method investment in unconsolidated variable interest entity	6,912	5,290
Operating lease right-of-use assets	61,212	68,093
Other assets	3,045	3,803
Total assets	$293,203	$423,529

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable ($1,586 and $0 to a related party)	$9,938	$17,960
Accrued and other current liabilities ($10,993 and $39,814 to a related party)	113,574	172,891
Deferred revenue ($6,111 and $7,220 to related parties)	9,546	12,740
Operating lease liabilities, current	15,531	14,077
Total current liabilities	148,589	217,668
Product development obligations	17,397	17,763
Deferred revenue, net of current ($3,292 and $9,705 to a related party)	131,192	157,555
Operating lease liabilities, non-current	58,376	66,537
Senior secured term loan facilities, non-current	72,478	71,934
Liability related to sale of future revenues, non-current	54,532	51,413
Other long-term liabilities ($605 and $656 to a related party)	1,012	2,858
Total liabilities	483,576	585,728

Commitments and Contingencies

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2024 and December 31, 2023; 100,400 and 98,770 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,004	988
Additional paid-in capital	1,660,862	1,643,641
Accumulated other comprehensive loss	(3,809)	(6,875)
Accumulated deficit	(1,890,397)	(1,841,920)
Total stockholders’ deficit attributable to FibroGen	(232,340)	(204,166)
Nonredeemable non-controlling interests	20,487	20,487
Total deficit	(211,853)	(183,679)
Total liabilities, redeemable non-controlling interests and deficit	$293,203	$423,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
License revenue	$—	$1,000	$—	$7,000
Development and other revenue (includes $319, $1,839, $613 and $3,463 from a related party)	269	5,158	1,147	9,050
Product revenue, net (includes $46,005, $20,512, $73,118 and $41,884 from a related party)	49,643	23,889	80,181	48,049
Drug product revenue, net (includes $729, $14,272, $(455) and $16,381 from a related party)	729	14,272	25,216	16,381
Total revenue	50,641	44,319	106,544	80,480

Operating costs and expenses:
Cost of goods sold	5,178	5,708	30,931	9,199
Research and development	34,106	95,478	72,498	169,964
Selling, general and administrative	22,276	31,181	45,097	65,455
Total operating costs and expenses	61,560	132,367	148,526	244,618
Loss from operations	(10,919)	(88,048)	(41,982)	(164,138)

Interest and other, net
Interest expense	(4,783)	(3,069)	(9,779)	(5,441)
Interest income and other income (expenses), net	(1,281)	2,652	1,289	3,687
Total interest and other, net	(6,064)	(417)	(8,490)	(1,754)

Loss before income taxes	(16,983)	(88,465)	(50,472)	(165,892)
Benefit from income taxes	(262)	(235)	(229)	(161)
Investment income in unconsolidated variable interest entity	1,177	550	1,766	1,346
Net loss	$(15,544)	$(87,680)	$(48,477)	$(164,385)

Net loss per share - basic and diluted	$(0.16)	$(0.90)	$(0.49)	$(1.71)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	99,835	97,729	99,408	96,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(15,544)	$(87,680)	$(48,477)	$(164,385)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,700	(2,337)	3,092	(2,585)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(2)	657	(26)	2,055
Other comprehensive gain (loss), net of taxes	2,698	(1,680)	3,066	(530)
Comprehensive loss	(12,846)	(89,360)	(45,411)	(164,915)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Deficit	Interests
Balance at March 31, 2024	99,474,398	$995	$1,652,243	$(6,507)	$(1,874,853)	$20,487	$(207,635)	$21,480
Net loss	—	—	—	—	(15,544)	—	(15,544)	—
Change in unrealized gain or loss on investments	—	—	—	(2)	—	—	(2)	—
Foreign currency translation adjustments	—	—	—	2,700	—	—	2,700	—
Shares issued from stock plans, net of payroll taxes paid	925,388	9	31	—	—	—	40	—
Stock-based compensation	—	—	8,588	—	—	—	8,588	—
Balance at June 30, 2024	100,399,786	$1,004	$1,660,862	$(3,809)	$(1,890,397)	$20,487	$(211,853)	$21,480

Balance at March 31, 2023	96,623,309	$966	$1,589,145	$(4,570)	$(1,634,393)	$19,967	$(28,885)	$—
Net loss	—	—	—	—	(87,680)	—	(87,680)	—
Consolidation of Fortis						520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	657	—	—	657	—
Foreign currency translation adjustments	—	—	—	(2,337)	—	—	(2,337)	—
Issuance of common stock under ATM Program	930,511	9	17,267	—	—	—	17,276	—
Shares issued from stock plans	650,423	7	2,772	—	—	—	2,779	—
Stock-based compensation	—	—	15,883	—	—	—	15,883	—
Balance at June 30, 2023	98,204,243	$982	$1,625,067	$(6,250)	$(1,722,073)	$20,487	$(81,787)	$21,480

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
Balance at December 31, 2023	98,770,247	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(48,477)	—	(48,477)	—
Change in unrealized gain or loss on investments	—	—	—	(26)	—	—	(26)	—
Foreign currency translation adjustments	—	—	—	3,092	—	—	3,092	—
Shares issued from stock plans, net of payroll taxes paid	1,629,539	16	(129)	—	—	—	(113)	—
Stock-based compensation	—	—	17,350	—	—	—	17,350	—
Balance at June 30, 2024	100,399,786	$1,004	$1,660,862	$(3,809)	$(1,890,397)	$20,487	$(211,853)	$21,480

Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(164,385)	—	(164,385)	—
Consolidation of Fortis	—	—	—	—	—	520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	2,055	—	—	2,055	—
Foreign currency translation adjustments	—	—	—	(2,585)	—	—	(2,585)	—
Issuance of common stock under ATM Program	2,472,090	24	48,383	—	—	—	48,407	—
Shares issued from stock plans, net of payroll taxes paid	1,566,067	16	3,670	—	—	—	3,686	—
Stock-based compensation	—	—	31,995	—	—	—	31,995	—
Balance at June 30, 2023	98,204,243	$982	$1,625,067	$(6,250)	$(1,722,073)	$20,487	$(81,787)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(48,477)	$(164,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,582	5,020
Amortization of finance lease right-of-use assets	19	657
Net accretion of premium and discount on investments	(1,681)	(1,815)
Investment income in unconsolidated variable interest entity	(1,766)	(1,346)
Loss on disposal of property and equipment	306	1
Stock-based compensation	17,350	31,995
Acquired in-process research and development expenses	—	24,636
Non-cash interest expense related to sale of future revenues	—	3,577
Impairment of investment	—	1,000
Realized loss on sales of available-for-sale securities	—	271
Changes in operating assets and liabilities:
Accounts receivable, net	5,962	(10,007)
Inventories	15,578	(1,951)
Prepaid expenses and other current assets	4,527	4,199
Operating lease right-of-use assets	6,806	5,296
Other assets	441	99
Accounts payable	(7,977)	(20,784)
Accrued and other liabilities	(52,663)	(57,016)
Operating lease liabilities, current	1,489	787
Deferred revenue	(29,501)	(25,555)
Accrued interest expense related to sale of future revenues	(1,904)	—
Accrued interest for finance lease liabilities	12	68
Operating lease liabilities, non-current	(8,128)	(5,666)
Other long-term liabilities	(1,132)	(1,243)
Net cash used in operating activities	(99,157)	(212,162)

Investing activities
Purchases of property and equipment	(43)	(1,584)
Proceeds from sale of property and equipment	3	—
Purchases of available-for-sale securities	(8,628)	(104,543)
Cash acquired from consolidation of Fortis	—	656
Proceeds from sales of available-for-sale securities	—	1,730
Proceeds from maturities of investments	132,183	192,938
Net cash provided by investing activities	123,515	89,197

Financing activities
Proceeds from senior secured term loan facilities, net of issuance costs	—	74,078
Cash paid for transaction costs for senior secured term loan facilities	—	(2,746)
Repayments of finance lease liabilities	(20)	(207)
Repayments of lease obligations	—	(201)
Cash paid for payroll taxes on restricted stock unit releases	(229)	—
Proceeds from issuance of common stock under ATM Program, net of commissions	—	48,407
Proceeds from issuance of common stock under employee stock plans	116	3,686
Net cash provided by (used in) financing activities	(133)	123,017
Effect of exchange rate change on cash and cash equivalents	2,801	(3,167)
Net increase (decrease) in cash and cash equivalents	27,026	(3,115)
Total cash and cash equivalents at beginning of period	113,688	155,700
Total cash and cash equivalents at end of period	$140,714	$152,585

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

Roxadustat is an oral small molecule inhibitor of hypoxia-inducible factor prolyl hydroxylase activity. Roxadustat (爱瑞卓®, EVRENZOTM) is approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease for patients who are on dialysis and not on dialysis. Roxadustat is in clinical development for chemotherapy-induced anemia in China.

FG-3246 is a first-in-class antibody-drug conjugate targeting a novel epitope on CD46 that is in development for metastatic castration-resistant prostate cancer and other cancer indications.

FibroGen also has a pipeline of preclinical product candidates, FG-3165 and FG-3175, to address unmet patient needs in oncology.

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

Based on its current operating plan, which contemplates the maintenance of a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S., as required under the debt covenants associated with the senior secured term loan facilities, the Company believes that its existing cash and cash equivalents and accounts receivable will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements. However, the Company may need additional capital to fund its operations and its liquidity assumptions may materially differ (including assumptions with respect to our research and development expenses, revenue expectations, contractual obligations, ability to repatriate cash from China, partnering or monetization of assets, and others). In addition, the Company may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources.

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

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the three and six months ended June 30, 2024 and 2023. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock options	15,072	9,701	13,792	8,857
RSUs, PRSUs and TSR awards	3,899	3,084	3,922	3,078
ESPP	460	747	496	554
	19,431	13,532	18,210	12,489

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

The aggregate amount of consideration received through June 30, 2024 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three and six months ended June 30, 2024 and 2023.

The transaction price related to consideration received through June 30, 2024 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement (in thousands):

Astellas Japan Agreement	Total Consideration Through June 30, 2024
License	$100,347
Development revenue	17,100
Total license and development revenue	$117,447

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2024 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through June 30, 2024 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2024	2023	2024	2023
Astellas Europe Agreement	Development revenue	$318	$1,806	$606	$3,335

The transaction price related to consideration received through June 30, 2024 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement as follows (in thousands):

Astellas Europe Agreement	Total Consideration Through June 30, 2024
License	$618,975
Development revenue	287,322
Total license and development revenue	$906,297

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended June 30, 2024 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

On February 23, 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement). Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to the Company, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties.

The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million, excluding drug product revenue under the Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”), entered in 2020, which is described under the Drug Product Revenue, Net section below. In addition, resulting from the AstraZeneca Termination and Transition Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) and recorded a cumulative catch-up adjustment as described under the Drug Product Revenue, Net section below.

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

The aggregate amount of such consideration received for milestone and upfront payments through June 30, 2024 totaled $77.2 million.

On September 18, 2023, the Company received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price in the third quarter of 2023 and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement. As of June 30, 2024, the $4.0 million milestone was recorded as a contract asset and was fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement.

AstraZeneca China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), FibroGen International (Hong Kong) Limited, and AstraZeneca entered into an amendment to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”), which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

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

Prior to the above-mentioned termination of the AstraZeneca U.S./RoW Agreement, the Company evaluated under the ASC 606 and accounted for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. As a result of the termination of the AstraZeneca U.S./RoW Agreement, during the three months ended March 31, 2024, the Company recorded the final development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement. Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2024	2023	2024	2023
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	Development revenue	$(50)	$2,273	$418	$4,305

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $427.5 million for China performance obligation (with cumulative revenue of $268.9 million through June 30, 2024) that is recognized as product revenue, as described under Product Revenue, Net section below.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2024 under the AstraZeneca U.S./RoW Agreement through the agreement termination.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct Sales:
Gross revenue	$4,046	$3,607	$7,831	$6,667
Discounts and rebates	(408)	(229)	(767)	(503)
Sales returns	—	(1)	(1)	1
Direct sales revenue, net	3,638	3,377	7,063	6,165

Sales to Falikang:
Gross transaction price	49,352	42,153	92,912	76,402
Profit share	(21,397)	(18,312)	(40,420)	(33,300)
Net transaction price	27,955	23,841	52,492	43,102
Decrease (increase) in deferred revenue	18,050	(3,329)	20,626	(1,218)
Sales to Falikang revenue, net	46,005	20,512	73,118	41,884
Total product revenue, net	$49,643	$23,889	$80,181	$48,049

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet and the rebates and discounts reflected as reductions to gross accounts receivable for direct sales were immaterial as of June 30, 2024 and December 31, 2023, respectively.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period, and is expected to continue through 2033, which reflects our best estimates. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date and will be recognized in future periods as the performance obligation is satisfied.

Periodically, the Company updates its assumptions such as gross transaction price and profit share, performance period, total sales quantity and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $18.1 million and $20.6 million from the previously deferred revenue of the China performance obligation during the three and six months ended June 30, 2024, respectively. The product revenue recognized for the three months ended June 30, 2024 included an increase in revenue of $12.2 million resulting from changes to estimated variable consideration in the current period relating to performance obligation satisfied in previous periods. Comparatively, following updates to its estimates, the Company deferred $3.3 million and $1.2 million from the previously deferred revenue of the China performance obligation during three and six months ended June 30, 2023, respectively.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2023	Additions	Recognized as Revenue	Currency Translation and Other	Balance at June 30, 2024
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(179,851)	$(53,269)	$73,118	$1,409	$(158,593)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of June 30, 2024, deferred revenue included $131.3 million related to China performance obligation, which represents the net of $158.6 million of deferred revenue presented above and a $27.3 million unbilled milestone and co-development revenue under the AstraZeneca China Amendment.

As of June 30, 2024, approximately $3.4 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was $2.3 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Astellas Japan Agreement	$(366)	$13,809	$(2,571)	$15,541
Astellas Europe Agreement	1,095	463	2,116	840
AstraZeneca U.S./RoW Agreement	—	—	25,671	—
Drug product revenue, net	$729	$14,272	$25,216	$16,381

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $0.4 million for the three months ended June 30, 2024. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign exchange impacts and the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

For the three months ended March 31, 2024, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

During the three months ended June 30, 2023, the Company fulfilled two shipment obligations under the terms of Astellas Japan Amendment and recognized related drug product revenue of $14.4 million in the same period. In addition, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.6 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

As of June 30, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.2 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

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

During the fourth quarter of 2023, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, the Company reclassified $38.7 million from the related deferred revenue to accrued liabilities. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million. The Company further reclassified $5.4 million from the related deferred revenue to accrued liabilities and paid $35.3 million to Astellas during the six months ended June 30, 2024. As of June 30, 2024, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $8.8 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $1.1 million and $0.5 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three months ended June 30, 2024 and 2023, and $2.1 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2023	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at June 30, 2024
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(16,925)	$2,116	$5,406	$(9,403)

AstraZeneca U.S./RoW Agreement

As described under AstraZeneca Agreements section above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue. The related accounts receivable of $26.0 million and the related accrued liabilities of $11.5 million as of March 31, 2024 were settled during the three months ended June 30, 2024.

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

During the first quarter of 2023, the Company recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment. During the second quarter of 2023, the Company recognized a $1.0 million upfront payment under the A&R Eluminex Agreement.

During the first quarter of 2022, FibroGen and Eluminex entered into a separate contract manufacturing agreement, under which the Company is responsible for supplying the cornea product at cost plus 10% of its product manufacturing costs until its manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023. The related contract manufacturing revenue was recorded as other revenue and included in development and other revenue in the condensed consolidated statement of operations. Such contract manufacturing activity was generally ceased during the first quarter of 2024.

Amounts recognized as revenue under the agreements with Eluminex were as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Agreement	Performance Obligation	2024	2023	2024	2023
Eluminex	License revenue	$—	$1,000	$—	$7,000
	Other revenue - contract manufacturing	$—	$246	$116	$482

3. Variable Interest Entities

Consolidated Variable Interest Entity - Fortis

On May 5, 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics, Inc. (“Fortis”) with its novel Phase 1 antibody-drug conjugate, FOR46 (now referred to as “FG-3246”), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies. If FibroGen exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If FibroGen acquires Fortis, it would also be responsible to pay the University of California, San Francisco, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and University of California, San Francisco. If FibroGen chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the up-to four-year option period. As part of the clinical development strategy, FibroGen will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection. Additionally, the Company is obligated to make four quarterly payments totaling $5.4 million to Fortis in support of its continued development obligations, of which the last payment was $1.7 million and made during the three months ended March 31, 2024.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date and continues to consolidate as of June 30, 2024.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and June 30, 2024, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The non-controlling interests (“NCI”) attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shareholders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of June 30, 2024, total assets and liabilities of Fortis were immaterial. For the three months ended June 30, 2024, Fortis’ net income (losses) was immaterial.

Equity method investment - Unconsolidated VIE - Falikang

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion, while AstraZeneca meets both the power and economic criteria under the ASC 810 to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. The Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the condensed consolidated statement of operations and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. Falikang has not incurred material profit or loss to date. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, there have been no such loans.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2023	Share of Net Income	Currency Translation	Balance at June 30, 2024
Falikang	51.1%	$5,290	$1,766	$(144)	$6,912

Falikang is considered a related party to the Company. See Note 9, Related Party Transactions, for related disclosures.

4. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$11,080	$—	$—	$11,080
Commercial paper	—	52,869	—	52,869
U.S. government bonds	17,908	3,983	—	21,891
Agency bonds	—	4,980	—	4,980
Total	$28,988	$61,832	$—	$90,820

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$12,288	$—	$—	$12,288
Corporate bonds	—	13,992	—	13,992
Commercial paper	—	88,289	—	88,289
U.S. government bonds	42,797	4,994	—	47,791
Agency bonds	—	9,830	—	9,830
Total	$55,085	$117,105	$—	$172,190

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three months ended June 30, 2024. During the three months ended March 31, 2024, a total of $26.3 million of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

5. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$49,894	$63,396
Commercial paper	52,869	36,016
Money market funds	11,080	12,288
U.S. government bonds	21,891	1,988
Agency bonds	4,980	—
Total cash and cash equivalents	$140,714	$113,688

At June 30, 2024 and December 31, 2023, a total of $39.3 million and $32.2 million of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations, respectively.

Investments

The Company did not have any short-term or long-term investments as of June 30, 2024. As of December 31, 2023, the Company’s investments consist primarily of available-for-sale debt investments, and the amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$13,988	$9	$(5)	$13,992
Commercial paper	52,273	—	—	52,273
U.S. government bonds	45,783	20	—	45,803
Agency bonds	9,830	1	(1)	9,830
Total investments	$121,874	$30	$(6)	$121,898

The following table summarizes, for all available for sale securities in an unrealized loss position as of December 31, 2023, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$—	$—	$3,495	$(5)	$3,495	$(5)
U.S. government bonds	4,984	—	—	—	4,984	—
Agency bonds	4,987	(1)	—	—	4,987	(1)
Total	$9,971	$(1)	$3,495	$(5)	$13,466	$(6)

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any impairment for its available-for-sale investments during the three and six months ended June 30, 2024 and 2023.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,018	$1,376
Work-in-progress	19,492	34,614
Finished goods	4,887	5,575
Total inventories	$25,397	$41,565

As described under Note 2, Collaboration Agreements, License Agreement and Revenues above, resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, the Company was reimbursed $12.6 million for work-in-progress inventory, which was written off and recognized as cost of goods sold during the three months ended March 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Contract assets	$27,258	$26,481
Deferred revenues from associated contracts	(27,258)	(26,481)
Net contract assets	—	—
Insurance proceeds receivable for litigation settlement	28,500	28,500
Prepaid assets	4,846	6,644
Other current assets	3,590	6,711
Total prepaid expenses and other current assets	$36,936	$41,855

The unbilled contract assets as of June 30, 2024 and December 31, 2023 included $23.3 million and $22.5 million, respectively, related to unbilled co-development revenue under the AstraZeneca China Amendment. In addition, the unbilled contract assets as of June 30, 2024 and December 31, 2023 each included the $4.0 million unbilled regulatory milestone payment under the AstraZeneca China Agreement. See the AstraZeneca China Agreement section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

As of each of June 30, 2024 and December 31, 2023, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Preclinical and clinical trial accruals	$20,091	$27,663
API and bulk drug product price true-up	10,991	50,978
Litigation settlement	28,500	28,500
Payroll and related accruals	10,292	20,267
Inventory cost related	8,521	—
Accrued co-promotion expenses - current	13,209	10,309
Roxadustat profit share to AstraZeneca	6,909	7,084
Property taxes and other taxes	4,674	6,615
Professional services	5,616	7,103
Current portion of liability related to sale of future revenues	631	5,654
Accrued restructuring charge	—	3,697
Other	4,140	5,021
Total accrued and other current liabilities	$113,574	$172,891

The accrued liabilities of $11.0 million and $51.0 million for API and bulk drug product price true-up as of June 30, 2024 and December 31, 2023, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. During the three months ended June 30, 2024, the Company paid $35.3 million to Astellas and $11.5 million to AstraZeneca related to accrued amounts. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

As of June 30, 2024 and December 31, 2023, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit, as mentioned above. See the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

The Company recorded an accrued inventory related cost of $8.5 million as of June 30, 2024, as part of the cost of goods sold resulting from the AstraZeneca Termination and Transition Agreement, discussed under Note 2, Collaboration Agreements, License Agreement and Revenues.

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features expired during 2023. The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of June 30, 2024, the fair values of such derivatives were negligible due to the low probability of the underlying events.

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

The initial issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the three and six months ended June 30, 2024 and 2023. The Company recorded interest expense of $2.9 million and $5.8 million, respectively, for the three and six months ended June 30, 2024. The Company recorded interest expense of $1.7 million for the three and six months ended June 30, 2023. As of June 30, 2024, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of June 30, 2024, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company’s senior secured term loan facilities as of June 30, 2024 were as follows (in thousands):

June 30, 2024
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(2,522)
Senior secured term loan facilities, ending balance	72,478
Less: Current Portion classified to accrued and other current liabilities	—
Senior secured term loan facilities, non-current	$72,478

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.63% as of June 30, 2024.

The following table summarizes the activities of the liability related to sale of future revenues for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Liability related to sale of future revenues - beginning balance	$57,067
Interest paid	(5,653)
Interest expense recognized	3,749
Liability related to sale of future revenues - ending balance	55,163
Less: Current portion classified to accrued and other current liabilities	(631)
Liability related to sale of future revenues, non-current	$54,532

During the three and six months ended June 30, 2024, the Company recognized, under Astellas Agreements, development revenue of $0.3 million and $0.6 million, respectively, and drug product revenue of $0.7 million and $(0.5) million, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenue, for details.

During the three and six months ended June 30, 2024, the Company recognized the related interest expense of $1.7 million and $3.7 million, respectively. During the three and six months ended June 30, 2023, the Company recognized the related interest expense of $1.3 million and $3.6 million, respectively. During the first quarter of 2024, the Company paid $5.7 million accrued interest.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates reaching a Payment Cap up to $125.0 million by 2031.

8. Income Taxes

Benefits from income tax for the three and six months ended June 30, 2024 and 2023 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

9. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded license and development revenue related to collaboration agreements with Astellas of $0.3 million and $1.8 million for the three months ended June 30, 2024 and 2023, and $0.6 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company recorded drug product revenue from Astellas of $0.7 million and $14.3 million for the three months ended June 30, 2024 and 2023, and $(0.5) million and $16.4 million for the six months ended June 30, 2024 and 2023, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, accounts receivable from Astellas were $0.3 million and $0.8 million, respectively.

As of June 30, 2024 and December 31, 2023, total deferred revenue from Astellas was $9.4 million and $16.9 million, respectively.

As of June 30, 2024, the amounts due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $11.6 million. As of December 31, 2023, the amount due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $40.5 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca, is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See the Equity method investment - Unconsolidated VIE - Falikang section of Note 3, Variable Interest Entities, for details.

The net product revenue from Falikang was $46.0 million and $20.5 million for the three months ended June 30, 2024 and 2023, and $73.1 million and $41.9 million for the six months ended June 30, 2024 and 2023, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $1.2 million and $0.6 million for the three months ended June 30, 2024 and 2023 and $1.8 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company’s equity method investment in Falikang was $6.9 million and $5.3 million, respectively. See the Equity method investment - Unconsolidated VIE - Falikang section of Note 3, Variable Interest Entities, for details. The other income from Falikang was immaterial for each of the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, accounts receivable, net, from Falikang, were $3.8 million and $5.2 million, respectively.

10. Commitments and Contingencies

Contract Obligations

As of June 30, 2024, the Company had outstanding total non-cancelable purchase obligations of $19.7 million, including $11.2 million for manufacture and supply of pamrevlumab, $0.8 million for manufacture and supply of roxadustat, and $7.6 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2024, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (HK) Ltd. (d.b.a. HiFiBiO Therapeutics) (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

As of June 30, 2024, the Company had $73.9 million of operating lease liabilities.

In addition, see Note 6, Senior Secured Term Loan Facilities and Note 7, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its condensed consolidated balance sheet as of June 30, 2024, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of December 31, 2023, the Company recorded the $28.5 million in accrued and other current liabilities in the consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. The Court preliminarily approved the settlement on February 13, 2024 and approved the settlement Plan of Allocations on May 28, 2024 and Plaintiffs’ motion for attorney’s fees on August 1, 2024, reserving further orders on the final judgment until after the claims and distribution process was completed. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims was voluntarily dismissed on December 20, 2023.

Between July 30, 2021 and April 3, 2024, seven shareholder derivative complaints were filed, naming as defendants certain of our current and former officers and certain current and former members of our board, as well as FibroGen as nominal defendants (the “Derivative Lawsuits”). Of these Derivative Lawsuits, four were filed in the Delaware Court of Chancery (the “Delaware Chancery Derivative Actions”), two were filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative Actions”), and one was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative Action”). The plaintiffs assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The status of the seven Derivative Lawsuits is currently as follows:

•
Two of the Delaware Chancery Derivative Actions, filed on April 14, 2022, and June 1, 2023, have been consolidated (the “Delaware Chancery Consolidated Derivative”). On February 1, 2024, Defendants moved to dismiss the Delaware Chancery Consolidated Derivative action and a hearing on the motion was held on May 9, 2024. In the other two Delaware Chancery Derivative Actions, filed in the Delaware Court of Chancery on December 3, 2023 and April 3, 2024, Defendants have not been formally served, though the parties are in the process of negotiating a stay of the actions pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action;
•
Two of the Delaware Federal Derivative Actions remain stayed pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action; and
•
The California Federal Derivative Action was voluntarily dismissed on January 22, 2024.

The Company believes that the claims asserted in the Derivative Lawsuits are without merit and it intends to vigorously defend against them. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against FibroGen, or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.

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

11. Subsequent Event

On July 30, 2024, the Company reported results from Pancreatic Cancer Action Network’s (“PanCAN’s”) Precision PromiseSM adaptive trial platform that included pamrevlumab, its antibody developed to inhibit the activity of CTGF, in combination with standard-of-care chemotherapy treatments for pancreatic cancer, for patients with metastatic pancreatic cancer. The pamrevlumab experimental arm in PanCAN’s Precision Promise Phase 2/3 adaptive platform trial did not meet the primary endpoint of overall survival as determined by the protocol pre-specified Bayesian statistical analysis.

On July 30, 2024, the Company also reported results from LAPIS, its double-blind placebo-controlled Phase 3 clinical program for pamrevlumab in 284 LAPC patients randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel). The study did not meet the primary endpoint of overall survival.

Responding to the above results, the Company is implementing an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75% (the Company notified employees on August 2, 2024). The Company expects that the majority of the restructuring charges related to the headcount reductions, primarily consisting of notice period and severance payments, accrued vacation and employee benefits contributions, will be recognized in the second half of 2024, and that the implementation of the headcount reductions, including cash payments, will be substantially complete by the end of the first quarter of 2025. The Company may incur additional expenses not currently contemplated due to events associated with these cost reduction measures.

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

BUSINESS OVERVIEW

We are headquartered in San Francisco, California, with subsidiary offices in Beijing and Shanghai, People’s Republic of China (“China”). FibroGen, Inc. (“FibroGen” or the “Company”) is developing and commercializing a diversified pipeline of novel therapeutics that work at the frontier of cancer biology and anemia.

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

FG-3246 is a first-in-class antibody-drug conjugate targeting a novel epitope on CD46 that is in development for metastatic castration-resistant prostate cancer and other cancer indications.

FibroGen also has a pipeline of preclinical product candidates, FG-3165 and FG-3175, to address unmet patient needs in oncology.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except for per share data)
Result of Operations
Revenue	$50,641	$44,319	$106,544	$80,480
Operating costs and expenses	61,560	132,367	148,526	244,618
Net loss	(15,544)	(87,680)	(48,477)	(164,385)
Net loss per share - basic and diluted	$(0.16)	$(0.90)	$(0.49)	$(1.71)

			June 30, 2024	December 31, 2023
			(in thousands)
Balance Sheet
Cash and cash equivalents			$140,714	$113,688
Short-term investments			—	121,898
Accounts receivable			$6,412	$12,553

Our revenue for the three and six months ended June 30, 2024 included primarily the revenue recognized related to the following, respectively:

•
$49.6 million and $80.2 million from roxadustat commercial sales in China, mostly from sales to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”);
•
$0.7 million and a net reduction of $0.5 million to drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas Pharma Inc. (“Astellas”); in addition, $25.7 million cumulative catch-up net adjustment in the drug product revenue, for the six months ended June 30, 2024, as a result of terminating the AstraZeneca AB (“AstraZeneca”) U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea; and
•
$0.3 million and $1.1 million of development and other revenue recognized mainly under our collaboration agreements with our partners Astellas and AstraZeneca.

As a comparison, our revenue for the three and six months ended June 30, 2023 included primarily the revenue recognized related to the following, respectively:

•
$23.9 million and $48.0 million of net product revenue from roxadustat commercial sales in China;
•
$14.3 million and $16.4 million of drug product revenue related to API deliveries to Astellas;
•
$4.1 million and $7.8 million of development and other revenue recognized primarily under our collaboration agreements with our partners Astellas and AstraZeneca; and
•
$1.0 million upfront payment for the second quarter of 2023 and a $3.0 million milestone payment based on Eluminex Biosciences (Suzhou) Limited (“Eluminex”) implanting a biosynthetic cornea in the first patient of its clinical trial in China and a $3.0 million manufacturing related milestone payment in the first quarter of 2023 for the first quarter of 2023, recognized under our license agreement and amendments with Eluminex.

Operating costs and expenses for the three and six months ended June 30, 2024 decreased compared to the same periods a year ago primarily as a result of the net effect of the following, respectively:

•
$24.6 million one-time, non-cash charge of acquired in-process research and development (“IPR&D”) expenses, in the prior year periods, associated with the exclusive license for FG-3246 from Fortis Therapeutics, Inc. (“Fortis”) and the acquisition of Fortis;
•
$17.7 million and $32.2 million lower clinical trial expenses primarily associated with the wind down on Phase 2/3 trials for pamrevlumab for the treatment of metastatic pancreatic cancer;
•
$10.4 million and $24.6 million lower employee-related expenses primarily due to the impact from reduction in force actions in July 2023 and cost control efforts;
•
$7.3 million and $14.6 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;

•
$4.8 million and $7.3 million lower outside services expenses due to cancellation of certain programs to streamline operations and cost control efforts;
•
$2.5 million and $5.5 million lower facilities-related expenses due to cost control efforts and lower depreciation expense as certain property and equipment reached their useful lives in prior year period;
•
$2.5 million and $5.4 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab which was largely completed;
•
$3.1 million lower legal expenses for the six months ended June 30, 2024 primarily due to lower activities in corporate legal, legal proceedings and intellectual properties; and
•
$21.1 million one-time cost of goods sold recorded for the six months ended June 30, 2024 correspondingly to the above-mentioned drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as defined further below.

For the six months ended June 30, 2024, we had a net loss of $48.5 million, or a net loss per basic and diluted share of $0.49, as compared to a net loss of $164.4 million, or a net loss per basic and diluted share of $1.71, for the same period a year ago, due to increases in revenue and decreases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $147.1 million at June 30, 2024, a decrease of $101.0 million from December 31, 2023, primarily due to the cash used in operations as discussed under the Liquidity and Capital Resources section below.

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

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the second quarter of 2024, roxadustat achieved an over 33% increase in sales volume relative to the second quarter of 2023. As of May 2024, roxadustat was the top CKD anemia brand in China with approximately 46% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors. Our composition of matter patent in China expired in the second quarter of 2024 and the China Health Authority has approved two generic roxadustat applications for marketing.

Roxadustat for the Treatment of Chemotherapy-Induced Anemia

In May 2023, we announced positive topline data from our Phase 3 clinical study of roxadustat for treatment of anemia in patients receiving concurrent chemotherapy treatment for non-myeloid malignancies in China. Roxadustat (爱瑞卓®) demonstrated non-inferiority compared to recombinant erythropoietin alfa (SEPO®) on the primary endpoint of change in hemoglobin level from baseline to the average level during Weeks 9-13.

In the preliminary safety analysis, the adverse event profile of roxadustat was generally consistent with previous findings and supportive of a positive benefit risk in this patient population.

A total of 159 patients with non-myeloid malignancy (solid tumor) with a baseline hemoglobin level at or below 10 g/dL were enrolled into this Phase 3, randomized, open-label, active-controlled study investigating the efficacy and safety of roxadustat for treatment of CIA. Patients were randomly assigned roxadustat or erythropoietin alfa three times per week, during a treatment period of 12 weeks, with an additional 4-week follow-up period. We recently presented results from this study in an oral presentation at the European Society for Medical Oncology Congress 2023.

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

FG-3246: Prostate Cancer; Potential Additional Cancer Indications

In 2023, we obtained an exclusive license to develop FG-3246 (previously FOR46) in metastatic castration-resistant prostate cancer (“mCRPC”) and other cancer indications. FG-3246 is a first-in-class antibody-drug conjugate targeting a novel epitope on CD46 that is expressed at high levels in certain tumor types with limited expression in most normal tissues. The cytotoxic payload of FG-3246 is monomethyl auristatin E, an anti-mitotic agent that has been utilized in four commercially approved antibody-drug conjugate drugs.

FG-3246 demonstrated monotherapy efficacy in a Phase 1 clinical study in heavily-pretreated (and not biomarker selected) patients with mCRPC. Results included a median radiographic progression-free survival of 8.7 months and a PSA50 response in 36% of evaluable patients. For RECIST evaluable patients, 20% met the criteria of a partial response, or measurable reduction in tumor size of ≥ 30%, with a median duration of response of 7.5 months. FG-3246 demonstrated an acceptable safety profile, with adverse events consistent with those observed in other antibody drug conjugate therapies with a monomethyl auristatin E payload, and included infusion related reactions, fatigue, weight loss, neutropenia, and peripheral neuropathy. We plan to meet with the FDA to discuss the development pathway, and we anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for mCRPC in the first quarter of 2025.

In May 2024, we announced positive interim results from the dose escalation portion of the investigator-sponsored Phase 1b/2 study conducted by the University of California, San Francisco (“UCSF”) of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2024 American Society of Clinical Oncology Annual Meeting. The presentation includes data from 17 biomarker unselected patients in the dose escalation portion of the trial. Over 70% of the patients in the study received at least two prior androgen receptor signaling inhibitors, which included prior enzalutamide treatment. Dose escalation was explored with and without prophylactic granulocyte colony-stimulating factor (“G-CSF”) support. The primary endpoint was determination of the maximally tolerated dose of FG-3246 in combination with enzalutamide. The combination treatment demonstrated an encouraging preliminary estimate of median radiographic progression free survival of 10.2 months. The maximally tolerated dose was established at 2.1 mg/kg adjusted body weight, with primary G-CSF prophylaxis, in combination with enzalutamide 160 mg/day. The most frequent adverse events were consistent with other monomethyl auristatin E-based antibody drug conjugates and included fatigue, weight loss, elevated transaminases, neutropenia, and peripheral neuropathy. We expect topline results from the Phase 2 portion of this study of FG-3246 in combination with enzalutamide in the first half of 2025.

Development of the CD46-targeted PET biomarker is currently underway with UCSF, a collaborator of Fortis. We are also exploring additional potential tumor indications in which CD46 is commonly expressed.

Pamrevlumab: Monoclonal Antibody Targeting Connective Tissue Growth Factor

In July 2024, we reported results from Pancreatic Cancer Action Network’s (“PanCAN’s”) Precision PromiseSM adaptive trial platform that included pamrevlumab, our antibody developed to inhibit the activity of connective tissue growth factor, in combination with standard-of-care chemotherapy treatments for pancreatic cancer (gemcitabine and Abraxane®), for patients with metastatic pancreatic cancer.

The pamrevlumab experimental arm in PanCAN’s Precision Promise Phase 2/3 adaptive platform trial did not meet the primary endpoint of overall survival as determined by the protocol pre-specified Bayesian statistical analysis.

Given both 1L and 2L pamrevlumab treatment groups graduated into Stage 2 of PanCAN’s Precision Promise study, the hazard ratio for the primary overall survival analysis assumed a common hazard ratio to estimate a single treatment effect for both 1L and 2L pamrevlumab patients combined compared to patients treated with gemcitabine + nab-paclitaxel. In addition, the pre-specified Bayesian model utilized a hierarchical model that included the borrowing of data from the mFOLFIRINOX control arm to the gemcitabine + nab-paclitaxel control arm for the primary efficacy analysis. The pre-specified primary efficacy analysis was performed in a modified intention-to-treat (“mITT”) population that included only subjects who initiated treatment. The mITT population in the pamrevlumab arm was comprised of a total of 102 patients in the 1L treatment group and 111 patients in the 2L treatment group and the gemcitabine + nab-paclitaxel control arm was comprised of a total of 34 patients in the 1L treatment group and 36 patients in the 2L treatment group.

Primary Overall Survival Analysis as Determined by Pre-Specified Bayesian Statistical Analysis (mITT Population)

	Bayesian Model Common Hazard Ratio (“HR”)			Posterior Probability
	Median	Mean (SD)	95% CI	Pr(HR < 1)
Primary Efficacy Analysis	1.170	1.184 (0.175)	(0.882, 1.563)	0.13977

In July 2024, we also reported results from LAPIS, our double-blind placebo-controlled Phase 3 clinical program for pamrevlumab in 284 patients with locally advanced unresectable pancreatic cancer randomized at a 1:1 ratio to receive either pamrevlumab or placebo, in each case in combination with chemotherapy (either FOLFIRINOX or gemcitabine plus nab-paclitaxel).

The study did not meet the primary endpoint of overall survival (stratified log-rank p-value=0.55). Median overall survival of 17.3 months was observed in the pamrevlumab combined with gemcitabine + nab-paclitaxel or FOLFIRINOX arm compared to median overall survival of 17.9 months in the control arm of placebo combined with gemcitabine + nab-paclitaxel or FOLFIRINOX (HR: 1.08; 95% CI – 0.83 to 1.41).

The preliminary safety analyses across both studies indicate that the safety profile of pamrevlumab combined with gemcitabine + nab-paclitaxel or FOLFIRINOX was generally well tolerated with an acceptable safety profile in pancreatic cancer patients. No clinically meaningful differences in treatment emergent adverse events were seen between the treatment arms.

Preclinical Pipeline

Our preclinical pipeline consists of two antibodies for immuno-oncology that are in investigational new drug application-enabling studies.

FG-3165 is a galectin-9 (“Gal9”) targeted antibody under development for treatment of solid tumors characterized by high Gal9 levels of expression. Gal9 has been reported to bind to multiple immune checkpoints on lymphocytes that suppress T and natural killer cell activation, and it is a driver of cancer progression in acute myeloid leukemia. In preclinical studies FG-3165 and its variants inhibit Gal9 mediated T cell death, and also promotes anti-tumor immune responses in combination with other immune checkpoint targeted drugs. In June 2024, we received FDA clearance for our investigational new drug application for FG-3165.

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

Exclusive License from and Option to Acquire Fortis Therapeutics

On May 5, 2023, we entered into an exclusive option agreement to acquire Fortis with its novel Phase 1 antibody-drug conjugate, FG-3246 (previously FOR46), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of mCRPC with potential applicability in other solid tumors and hematologic malignancies.

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

For additional details about this transaction, see the Consolidated Variable Interest Entity - Fortis section in Note 3, Variable Interest Entities, to the condensed consolidated financial statements.

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through June 30, 2024 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $(0.4) million and $13.8 million for the three months ended June 30, 2024 and 2023, and ($2.6) million and $15.5 million for the six months ended June 30, 2024 and 2023, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.1 million and $0.5 million for the three months ended June 30, 2024 and 2023, and $2.1 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

On February 23, 2024, we entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement with AstraZeneca, effective as of February 25, 2024. Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to us, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties. The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million. In addition, resulting from the AstraZeneca Termination and Transition Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, we recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue.

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through June 30, 2024 totaled $77.2 million.

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

On September 18, 2023, we received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market Roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied or partially satisfied. As of June 30, 2024, the $4.0 million milestone was recorded as a contract asset and was fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement.

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

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while we expect that FibroGen Beijing will continue to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transaction price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized net product revenue of $49.6 million and $23.9 million for the three months ended June 30, 2024 and 2023, and $80.2 million and $48.0 million for the six months ended June 30, 2024 and 2023, respectively, majority of which were from the sales to Falikang.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$1,000	$(1,000)	(100)%	$—	$7,000	$(7,000)	(100)%
Development and other revenue	269	5,158	(4,889)	(95)%	1,147	9,050	(7,903)	(87)%
Product revenue, net	49,643	23,889	25,754	108%	80,181	48,049	32,132	67%
Drug product revenue, net	729	14,272	(13,543)	(95)%	25,216	16,381	8,835	54%
Total revenue	$50,641	$44,319	$6,322	14%	$106,544	$80,480	$26,064	32%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of June 30, 2024, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021, and we expect to continue through 2033, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented.

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

Total revenue increased $6.3 million, or 14%, for the three months ended June 30, 2024, and increased $26.1 million, or 32%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
License revenue:
Eluminex	—	1,000	(1,000)	(100)%	—	7,000	(7,000)	(100)%
Total license revenue	$—	$1,000	$(1,000)	(100)%	$—	$7,000	$(7,000)	(100)%

There was no license revenue during the three and six months ended June 30, 2024. License revenue recognized for three and six months ended June 30, 2023 included $1.0 million upfront payment under the A&R Eluminex Agreement. License revenue recognized for the six months ended June 30, 2023 also included a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

Development and Other Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Development revenue:
Astellas	$319	$1,839	$(1,520)	(83)%	$613	$3,463	$(2,850)	(82)%
AstraZeneca	(50)	2,273	(2,323)	(102)%	418	4,305	(3,887)	(90)%
Total development revenue	269	4,112	(3,843)	(93)%	1,031	7,768	(6,737)	(87)%
Other revenue	—	1,046	(1,046)	(100)%	116	1,282	(1,166)	(91)%
Total development and other revenue	$269	$5,158	$(4,889)	(95)%	$1,147	$9,050	$(7,903)	(87)%

Development and other revenue decreased $4.9 million, or 95%, for the three months ended June 30, 2024, and decreased $7.9 million, or 87%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the three and six months ended June 30, 2024 was impacted by the decrease in co-development billings due to the closeout activities under our collaboration agreements with Astellas for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the three and six months ended June 30, 2024 was the final development revenue as a result of the termination of the AstraZeneca U.S./RoW Agreement.

Other revenue recognized for the six months ended June 30, 2024 included our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023. Other revenue recognized for the three and six months ended June 30, 2023 also included revenue from sales of certain research and development material.

Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$4,046	$3,607	$439	12%	$7,831	$6,667	$1,164	17%
Discounts and rebates	(408)	(229)	(179)	78%	(767)	(503)	(264)	52%
Sales returns	—	(1)	1	(100)%	(1)	1	(2)	(200)%
Direct sales revenue, net	3,638	3,377	261	8%	7,063	6,165	898	15%

Sales to Falikang:
Gross transaction price	49,352	42,153	7,199	17%	92,912	76,402	16,510	22%
Profit share	(21,397)	(18,312)	(3,085)	17%	(40,420)	(33,300)	(7,120)	21%
Net transaction price	27,955	23,841	4,114	17%	52,492	43,102	9,390	22%
Decrease in deferred revenue	18,050	(3,329)	21,379	(642)%	20,626	(1,218)	21,844	(1,793)%
Sales to Falikang revenue, net	46,005	20,512	25,493	124%	73,118	41,884	31,234	75%
Total product revenue, net	$49,643	$23,889	$25,754	108%	$80,181	$48,049	$32,132	67%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in one province in China. Total product revenue, net increased $25.8 million, or 108%, for the three months ended June 30, 2024, and increased $32.1 million, or 67%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago.

We recognize product revenue from direct sales to distributors in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts. Product revenue from direct sales, increased $0.3 million, or 8%, for the three months ended June 30, 2024, and increased $0.9 million, or 15%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago, due to the increase in sales volume during the current year periods, offset by lower government-listed price. The total discounts and rebates were immaterial for each of the three and six months ended June 30, 2024 and 2023.

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

Sales to Falikang revenue, net increased $25.5 million, or 124%, for the three months ended June 30, 2024, and increased $31.2 million, or 75%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago. The gross transaction price increased $7.2 million, and the calculated profit share increased $3.1 million for the three months ended June 30, 2024, and the gross transaction price increased $16.5 million, and the calculated profit share increased $7.1 million for the six months ended June 30, 2024, respectively, compared to the same periods a year ago, primarily due to the increase in sales volume during the current year period.

Periodically, we update our assumptions such as gross transaction price, profit share, performance period, total sales quantity and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we recognized $18.1 million and $20.6 million for the three and six months ended June 30, 2024, respectively, from the previously deferred revenue of the China performance obligation. Comparatively, we deferred $3.3 million and $1.2 million for the three and six months ended June 30, 2023, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(366)	$13,809	$(14,175)	(103)%	$(2,571)	$15,541	$(18,112)	(117)%
Astellas Europe Agreement	1,095	463	632	137%	2,116	840	1,276	152%
AstraZeneca U.S./RoW Agreement	—	—	—	NM	25,671	—	25,671	NM
Total drug product revenue, net:	$729	$14,272	$(13,543)	(95)%	$25,216	$16,381	$8,835	54%

NM = Not meaningful

Drug product revenue, net decreased $13.5 million, or 95%, for the three months ended June 30, 2024, and increased $8.8 million, or 54%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the second quarter of 2024, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.4 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the foreign exchange impacts and the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

During the first quarter of 2024, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

During the second quarter of 2023, we fulfilled two shipment obligations under the terms of Astellas Japan Amendment and recognized related drug product revenue of $14.4 million in the same period. In addition, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.6 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

As of June 30, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.2 million in accrued liabilities and $0.6 million in other long-term liabilities, representing our best estimate of the timing for these amounts to be paid. As of December 31, 2023, the related balances were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

Astellas Europe Agreement

We updated our estimate of variable consideration related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified from the related deferred revenue to accrued liabilities and as of December 31, 2023, the related balance in accrued liabilities was $38.6 million. We further reclassified $5.4 million from the related deferred revenue to accrued liabilities and paid $35.3 million to Astellas during the six months ended June 30, 2024. As of June 30, 2024, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $8.8 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.1 million and $0.5 million for the three months ended June 30, 2024 and 2023, and $2.1 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

As described above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, we accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue. The related accounts receivable of $26.0 million and the related accrued liabilities of $11.5 million as of March 31, 2024 were settled during the three months ended June 30, 2024.

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$5,178	$5,708	$(530)	(9)%	$30,931	$9,199	$21,732	236%
Research and development	34,106	95,478	(61,372)	(64)%	72,498	169,964	(97,466)	(57)%
Selling, general and administrative	22,276	31,181	(8,905)	(29)%	45,097	65,455	(20,358)	(31)%
Total operating costs and expenses	$61,560	$132,367	$(70,807)	(53)%	$148,526	$244,618	$(96,092)	(39)%

Total operating costs and expenses decreased $70.8 million, or 53%, and decreased $96.1 million, or 39%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold decreased $0.5 million, or 9%, for the three months ended June 30, 2024, and increased $21.7 million, or 236%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago.

As described above, during the three months ended March 31, 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $21.1 million during the three months ended March 31, 2024.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $5.0 million and $3.6 million for the three months ended June 30, 2024 and 2023, and $9.4 million and $6.8 million for the six months ended June 30, 2024, respectively. Cost of goods sold in China increased as compared to the prior year periods due to the increases in the sales volume.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2024 and 2023:

	Phase of	Three Months Ended June 30,			Six Months Ended June 30,
Product Candidate	Development	2024	2023		2024	2023
		(in thousands)
Pamrevlumab	Phase 2/3	$19,915	$41,586		$41,613	$87,771
Roxadustat	Approved / Phase 3	1,754	8,356		4,306	17,450
FG-3246	Phase 1	6,140	25,895	*	11,789	25,895	*
FG-3165	Preclinical	5,748	3,029		13,322	8,764
Other research and development expenses		549	16,612		1,468	30,084
Total research and development expenses		$34,106	$95,478		$72,498	$169,964

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

Research and development expenses decreased $61.4 million, or 64%, for the three months ended June 30, 2024, and decreased $97.5 million, or 57%, for the six months ended June 30, 2024, compared to the same periods a year ago, primarily as a result of the net effect of the following, respectively:

•
$24.6 million one-time, non-cash charge of acquired IPR&D expenses, in the prior year periods, associated with the exclusive license for FG-3246 from Fortis and the acquisition of Fortis;
•
Decrease of $17.7 million and $32.2 million in clinical trials costs primarily associated with the wind down on Phase 2/3 trials for pamrevlumab for the treatment of metastatic pancreatic cancer;
•
Decrease of $6.0 million and $17.0 million in employee-related costs primarily due to the impact from reduction in force actions in July 2023 and cost control efforts;
•
Decrease of $3.6 million and $7.3 million in facilities-related expenses due to cost control efforts and lower depreciation expense as certain Property and equipment reached their useful lives in prior year period;
•
Decrease of $3.6 million and $7.2 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
Decrease of $2.5 million and $5.4 million in drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab which was largely completed; and
•
Decrease of $2.2 million and $4.3 million in outside services expenses primarily related to cancellation of certain programs to streamline operations and cost control efforts.

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

SG&A expenses decreased $8.9 million, or 29%, for the three months ended June 30, 2024, and decreased $20.4 million, or 31%, for the six months ended June 30, 2024, compared to the same periods a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $3.7 million and $7.4 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
Decrease of $2.9 million and $7.6 million in employee-related costs primarily due to the impact from reduction in force actions in July 2023 and cost control efforts;
•
Decrease of $2.6 million and $3.0 million in outside services expenses due to cancellation of certain programs and cost control efforts; and
•
Decrease of $3.1 million in legal expenses for the six months ended June 30, 2024 primarily due to lower activities in corporate legal, legal proceedings and intellectual properties.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(4,783)	$(3,069)	$(1,714)	56%	$(9,779)	$(5,441)	$(4,338)	80%
Interest income and other income (expenses), net	(1,281)	2,652	(3,933)	(148)%	1,289	3,687	(2,398)	(65)%
Total interest and other, net	$(6,064)	$(417)	$(5,647)	1,354%	$(8,490)	$(1,754)	$(6,736)	384%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense increased $1.7 million, or 56%, for the three months ended June 30, 2024, and increased $4.3 million, or 80%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago, primarily due to the higher interest expense related to the senior secured term loan facilities. The loan was drawn in the middle of the second quarter of 2023, and therefore, the related interest expense only the represented partial prior year periods. See Note 6, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net decreased $3.9 million, or 148%, and decreased $2.4 million, or 65%, for the six months ended June 30, 2024, respectively, compared to the same periods a year ago, primarily due to foreign currency transaction losses and lower interest income resulting from lower investment balances.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Loss before income taxes	$(16,983)	$(88,465)	$(50,472)	$(165,892)
Benefit from income taxes	(262)	(235)	(229)	(161)
Effective tax rate	1.5%	0.3%	0.5%	0.1%

Benefits from income taxes for the three and six months ended June 30, 2024 and 2023 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, which was immaterial for the three and six months ended June 30, 2024 and 2023. See Equity method investment - Unconsolidated VIE - Falikang section of Note 3, Variable Interest Entities, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

On November 4, 2022, we entered into a Revenue Interest Financing Agreement (“RIFA”) with NovaQuest Capital Management (“NovaQuest”) with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

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

As of June 30, 2024, we had cash and cash equivalents of $140.7 million, compared to $113.7 million as of December 31, 2023. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of June 30, 2024, we did not have any short-term investments, compared to short-term investments of $121.9 million as of December 31, 2023. As of June 30, 2024, a total of $39.3 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, substantially all held in China, to be used primarily for our China operations.

Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. During the three and six months ended June 30, 2024, FibroGen Beijing made a total of $10.8 million and $27.3 million repayments of intercompany loans, respectively. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(99,157)	$(212,162)
Investing activities	123,515	89,197
Financing activities	(133)	123,017
Effect of exchange rate changes on cash and cash equivalents	2,801	(3,167)
Net increase (decrease) in cash and cash equivalents	$27,026	$(3,115)

Operating Activities

Net cash used in operating activities was $99.2 million for the six months ended June 30, 2024 and consisted primarily of net loss of $48.5 million adjusted for non-operating cash items of $15.8 million, and a net decrease in operating assets and liabilities of $66.5 million. The significant non-operating cash items included stock-based compensation expense of $17.4 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $52.7 million, primarily driven by payment of $35.3 million to Astellas and $11.5 million to AstraZeneca related to accrued API and bulk drug product price true-up; bonus and severance payouts totaling $19.1 million, offset by accrued inventory related cost of $8.5 million as of June 30, 2024, as part of the cost of goods sold resulting from the above-mentioned termination of the AstraZeneca U.S./RoW agreement. The accrued and other liabilities were also impacted by the timing of invoicing and payment;
•
Deferred revenue decreased $29.5 million, primarily related to the $20.6 million product revenue recognized from the previously deferred revenue of the China performance obligation during the six months ended June 30, 2023. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. In addition, the decrease in deferred revenue was also related to the $2.1 million royalty revenue recognized from the deferred revenue under the Astellas Europe Agreement, and the reclassification of $5.4 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the six months ended June 30, 2023. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details;
•
Accounts payable decreased $8.0 million, primarily driven by the timing of invoicing and payments;
•
Accrued interest expense related to sale of future revenues decreased $1.9 million due to the $5.7 million interest paid, offset by the interest expense of $3.7 million accrued during the six months ended June 30, 2024. See Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details;
•
Inventory decreased $15.6 million primarily driven by the $12.6 million of work-in-progress inventory that was reimbursed as part of the above-mentioned termination of the AstraZeneca U.S./RoW agreement;
•
Accounts receivable decreased $6.0 million, primarily driven by the receipt of the billings under our collaboration and license agreements; and
•
Prepaid expenses and other current assets decreased $4.5 million, primarily due to the reimbursements from the insurance for the legal fees associated with the class action lawsuit, which is recoverable under our insurance policies.

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

Net cash provided by investing activities was $123.5 million for the six months ended June 30, 2024 and consisted of $132.2 million of proceeds from maturities of investments, partially offset by $8.6 million of cash used in purchases of available-for-sale securities.

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

Net cash used in financing activities was immaterial for the six months ended June 30, 2024.

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

Based on our current operating plan, which contemplates the maintenance of a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S., as required under the debt covenants associated with the senior secured term loan facilities, we believe that our existing cash and cash equivalents and accounts receivable, together with the proceeds from senior secured term loan facilities in the second quarter of 2023, the financing amount under the RIFA received in the fourth quarter of 2022, and the net proceeds received under our ATM program in the first half of 2023, as well as the cost savings we have implemented (including from the reduction in workforce in July 2023), and the significant cost reduction plan in the U.S., responding to the recent pamrevlumab results announced in July 2024 (including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reduction in U.S. workforce) will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. However, we may need additional capital to fund our operations, and our liquidity assumptions may materially differ (including assumptions with respect to our research and development expenses, revenue expectations, contractual obligations, ability to repatriate cash from China, partnering or monetization of assets, and others). In addition, we may elect to raise additional funds at any time through equity, equity-linked, debt financing arrangements or from other sources. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

Commitments and Contingencies

Contractual Obligations

As of June 30, 2024, we had $73.9 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $18.6 million expected to be paid within the next 12 months.

As of June 30, 2024, we had outstanding total non-cancelable purchase obligations of $19.7 million, including $11.2 million for manufacture and supply of pamrevlumab, $0.8 million for manufacture and supply of roxadustat, and $7.6 million for other purchases and programs. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded. The material cash requirements related to our non-cancelable purchase obligations included $14.7 million expected to be paid within the next 12 months.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of June 30, 2024, we had $72.5 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 6, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of June 30, 2024, we had $55.2 million of liability related to sale of future revenues on the condensed consolidated balance sheets, $0.6 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 7, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of June 30, 2024, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2024 compared with the disclosures in Part II, Item 7 of our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and six months ended June 30, 2024, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of June 30, 2024, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024.

SUMMARY RISK FACTORS

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products roxadustat and FG-3246.
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
•
There is a risk of manufacturing disruption due to geopolitical tensions in China and related to U.S. legislation impacting WuXi AppTec and Wuxi Biologics.
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

We are substantially dependent on the success of our lead products roxadustat and FG-3246.

To date, we have invested substantially in the research and development of pamrevlumab and roxadustat.

With the negative pamrevlumab data released in July 2024 and the termination of pamrevlumab development, the future value drivers for FibroGen, Inc. (“FibroGen” or the “Company”) now depend in large part on the continued commercial success of roxadustat and the development of FG-3246, which is in clinical development for metastatic castration-resistant prostate cancer.

We continue to co-commercialize roxadustat in the People’s Republic of China (“China”) with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in China in chemotherapy-induced anemia. We continue to co-commercialize roxadustat in Japan and Europe with Astellas Pharma Inc. (“Astellas”).

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

The drug development and approval processes are expensive and require substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partners for roxadustat have final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize any of our other product candidates in one or more indications and jurisdictions.

Moreover, for any clinical trial to support a new drug application / Biologics License Application submission for approval, the U.S. Food and Drug Administration (“FDA”) and foreign regulatory authorities require compliance with regulations and standards (including good clinical practices (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP.

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
•
the determination by regulatory authorities that additional information (including additional preclinical or clinical data or trials) is necessary to demonstrate the safety and efficacy of a product candidate;
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

Clinical trials are conducted in representative samples of the potential patient population, which may have significant variability. Our drug candidates are being studied in patient populations that are at high risk of death and adverse events, and even if unrelated to our drug candidate, adverse safety findings in these trials may limit its further development or commercial potential. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, that a more complete safety profile is identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. Patients treated with our products, if approved, may experience adverse reactions and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our product candidates. If safety problems occur or are identified after our product candidates reach the market, we may, or regulatory authorities may require us to amend the labeling of our products, recall our products or even withdraw approval for our products.

If our manufacturers or we cannot properly manufacture the appropriate volume of product, we may experience delays in development, regulatory approval, launch or successful commercialization.

Completion of our clinical trials and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and scale. We may need to enter into additional manufacturing agreements and may be unable to do so on satisfactory terms or in a timely manner. In addition, we may experience delays or technical problems associated with technology transfer of manufacturing processes to any new suppliers.

We, or our collaboration partner, may not be able to accurately forecast clinical or commercial supply requirements and we may not meet or we may exceed our requirements as to quantities, scale-up, yield, cost, potency or quality in compliance with cGMP.

We have a limited amount of roxadustat and pamrevlumab in storage. While we have limited obligations and responsibilities for supplying pamrevlumab after terminating its development program, there is a risk that physicians may want to seek treatment for their patients with pamrevlumab and we may not be able to supply it to them.

There is a general risk of delayed drug supply due to delays experienced by any third-party provider in the supply chain, including raw material and components suppliers, export and customs locations, and shipping companies. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

In addition, due to delays in, or not obtaining, marketing approval for any one of our clinical programs, we may have excess supply or excess waste of expiring product supply. Or if product expires due to delays, we may have a shortfall of supply of non-expired product as manufacturing of such product has significant lead times.

Please see also our risk factor titled “We may have shortfalls, delays, or excesses in manufacturing.”.

Our commercial drug product and the product we use for clinical trials must be produced under applicable cGMP regulations. Failure to comply with these regulations by us or our third-party manufacturers may require us to recall commercial product or repeat clinical trials, which would impact sales revenue and/or delay the regulatory approval process.

We or our partners may add or change manufacturers, change our manufacturing processes, or change packaging specifications to accommodate changes in regulations, manufacturing equipment or to account for different processes at new or second source suppliers. Manufacturing changes made to one of our drugs or drug candidates, include, but are not limited to, demonstration of comparability to regulatory approved/ in approval products and processes, additional clinical trials, delays in development or commercialization, earlier expiration dates, shorter shelf life, or specification failures, and those changes may materially impact our operations and potential profitability.

We, and even an experienced third-party manufacturer, may encounter difficulties in production. Difficulties may include:

•
costs and challenges associated with scale-up and attaining sufficient manufacturing yields;
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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. Our composition of matter patent in China expired in the second quarter of 2024, and as of June 30, 2024, the China Health Authority has accepted abbreviated new drug applications for over 20 generic roxadustat applicants and approved two for marketing.

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

Risks Related to Our Reliance on Third Parties

If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate would suffer.*

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including University of California, San Francisco, for the continued development of FOR46 (now referred to as “FG-3246”). While we control development of FG-3246 up to the 4-year evaluation period, we will be doing so under our investigational new drug application that references Fortis’s investigational new drug application. If Fortis were unable or unwilling to continue their development efforts or cooperate with ours, our ability to develop FG-3246 would be delayed.

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

For instance, the AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea). Although our ongoing collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) continues in full force and is unaffected, this eliminates any additional potential milestones or other payments AstraZeneca would have made under the AstraZeneca U.S./RoW Agreement except for potentially in South Korea. Such payments were remote due to our withdrawal of the U.S. new drug application for chronic kidney disease anemia. And while we are now investigating new licensing opportunities for roxadustat, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

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
•
disruptions to the operations of our third-party manufacturers, distributors or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event, affecting our manufacturers, distributors or suppliers; and
•
inability for FibroGen to meet timing and volume obligations to Astellas or other partners due to insufficient resources.

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

We may have shortfalls, delays, or excesses in manufacturing.*

We have made certain manufacturing and financial commitments to Samsung Biologics Co., Ltd. (“Samsung”), and we will no longer require the quantities of pamrevlumab we had expected given our termination of pamrevlumab development. There is a risk we will still be required to pay certain financial obligations to Samsung or that we are not able to mitigate these risks sufficiently.

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to Samsung or other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. We may be subject to payments to Samsung or other third-party manufacturers to cover portions or all of the committed manufacturing campaigns even if we do not need the material for clinical or commercial usage. In addition, third-party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

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

We have in the past and may in the future be involved in initiating legal or administrative proceedings involving the product candidates and intellectual property of our competitors. Moreover, we are, have been, and may in the future be involved in legal proceedings initiated by third parties involving our intellectual property. These proceedings can result in significant costs and commitment of management time and attention, and there can be no assurance that our efforts would be successful in preventing or limiting the ability of our competitors to market competing products or defending our intellectual property.

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

Biotechnology and pharmaceutical patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications we own or license may fail to result in granted or issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, generic manufacturers and competitors with significantly greater resources could threaten our ability to commercialize our product candidates.

Intellectual property protecting our roxadustat product is either being challenged or will expire at various times in the coming years, raising the possibility of generic competition. Our composition of matter patent in China expired in the second quarter of 2024 and the China Health Authority has approved two generic roxadustat applications for marketing. The introduction of generic competition for a patented branded medicine typically results in a significant and rapid reduction in net sales and operating income for the branded product because generic manufacturers typically offer their unpatented versions at sharply lower prices. Such competition can occur after successful challenges to intellectual property rights or the regular expiration of the term of the patent or other intellectual property rights. Such competition can also result from a Declaration of Public Interest or the compulsory licensing of our drugs by governments, or from a general weakening of intellectual property laws in certain countries around the world. In addition, generic manufacturers sometimes take an aggressive approach to challenging intellectual property rights, including conducting so-called “launches at risk” of products that are still under legal challenge for infringement before final resolution of legal proceedings. In China, numerous generic manufacturers have filed abbreviated new drug applications seeking marketing approval for generic versions of our EVRENZOTM product (爱瑞卓®️, roxadustat). While we are taking steps to both defend our roxadustat patents and challenge these abbreviated new drug application filers, the outcome is uncertain.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require employees, consultants, advisors and third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular China, where we have operations, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we cannot prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not establish or maintain a competitive advantage in our market, which could materially and adversely affect our business and operations.

Intellectual property disputes may be costly, time consuming, and may negatively affect our competitive position.*

Our commercial success may depend on our avoiding infringement of the patents and other proprietary rights of third parties as well as on enforcing our patents and other proprietary rights against third parties.

Our collaboration partners or we may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates, including roxadustat or FG-3246. Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

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

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals, and are often lower cost, lower quality, different potency, or have different ingredients or formulations, and have the potential to damage the reputation for quality and effectiveness of the genuine product. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, counterfeit products could be used in non-clinical or clinical studies, or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

Our current and future relationships with customers, physicians, and third-party payors are subject to health care laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing approval. If we obtain approval in the U.S. for any of our product candidates, the regulatory requirements applicable to our operations, in particular our sales and marketing efforts, will increase significantly with respect to our operations and the potential for administrative, civil and criminal enforcement by the federal government and the states and foreign governments will increase with respect to the conduct of our business. The laws that may affect our operations in the U.S. include: the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the Health Insurance Portability and Accountability Act, including as amended by Health Information Technology for Economic and Clinical Health Act, and its implementing regulations; the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act; and the Trade Agreement Act. In addition, foreign and state law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances.

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

In the U.S., there are State data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and the Federal Health Insurance Portability and Accountability Act, and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the U.S., laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, including health-related information. For example, under the European Union GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target customers in Asia and have operations in China and are subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

Additionally, companies that transfer personal data out of the European Economic Area and the United Kingdom to other jurisdictions are subject to scrutiny from regulators, individual litigants, and activities groups.

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

We implemented an enterprise resource planning system in the first quarter of 2023, which replaced our existing operating and financial systems, to improve the efficiency of certain financial and transactional processes. If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting and subsequently our liquidity and our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline. In addition, if our internal control over financial reporting is deemed ineffective, efforts required to remediate an ineffective system of control over financial reporting may place a significant burden on management and add increased pressure on our financial resources and processes.

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

The majority of audit work incurred for the audit report included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024, was performed by the U.S.-based independent registered public accounting firm we have retained, PricewaterhouseCoopers LLP, which is headquartered in the U.S. and was not identified in the report issued by the PCAOB on December 16, 2021.

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

There is a risk of manufacturing disruption due to geopolitical tensions in China and related to U.S. legislation impacting WuXi AppTec and WuXi Biologics.*

The climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. For example, certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited and our current supplier of FG-3246, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) and companies that do business with WuXi Biologics. Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”), our supplier of roxadustat drug substance, is also included in this legislation since it is a branch of WuXi Apptec. This can impact the FG-3246 program as we source the linker and payload from WuXi STA and we manufacture antibody, antibody drug conjugate drug substance and antibody drug conjugate drug product at WuXi Biologics. This legislation is being developed and it is possible that the content in the legislation continues to change prior to becoming law. There are also risks that new legislation comes up in the future that imposes further restrictions on our ability to source FG-3246 from WuXi Biologics and WuXi STA for U.S. based clinical and commercial demand. This legislation may prevent us from launching FG-3246 in the U.S. or conducting clinical trials after the period specified in the legislation. This may also force us to consider alternative suppliers for which additional time, money and resources may be required without a guarantee of producing comparable product in a timely fashion. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, timing of supply deliveries, cash flows and prospects.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and, in any event, must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2024, approximately $39.3 million of our cash and cash equivalents is held in China.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which instituted various changes to the taxation of multinational corporations. Since inception, various regulations and interpretations have been issued by governing authorities and we continue to examine the impacts to our business, which could potentially have a material adverse effect on our business, results of operations or financial conditions.

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

Chinese society and the Chinese economy continue to undergo significant change. Changes in the regulatory structure, regulations, and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. The Chinese government continues to adjust economic policies to promote economic growth. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. For example, our financial condition and results of operations in China may be adversely affected by government control over capital investments or changes in tax regulations. Recently, Chinese regulators announced regulatory actions aimed at providing China’s government with greater oversight over certain sectors of China’s economy, including the for-profit education sector and technology platforms that have a quantitatively significant number of users located in China. Although the biotech industry is already highly regulated in China and while there has been no indication to date that such actions or oversight would apply to companies that are similarly situated as us and that are pursuing similar portfolios of drug products and therapies as us, China’s government may in the future take regulatory actions that may materially adversely affect the business environment and financial markets in China as they relate to us. As the Chinese pharmaceutical industry grows and evolves, the Chinese government may also implement measures to change the regulatory structure and structure of foreign investment in this industry. We are unable to predict the frequency and scope of such policy changes and structural changes, any of which could materially and adversely affect FibroGen Beijing’s development and commercialization timelines, liquidity, access to capital, and its ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop and commercialize our product candidates in China. In addition, the changing government regulations and policies could result in delays and cost increases to our development, manufacturing, approval, and commercialization timelines in China.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for chemotherapy-induced anemia in China, and FG-3246 for metastatic castration-resistant prostate cancer. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2023, 2022 and 2021 were $284.2 million, $293.7 million and $290.0 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1.9 billion. As of June 30, 2024, we had capital resources from cash and cash equivalents of $140.7 million. In addition, as of June 30, 2024, we had $6.4 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by chronic kidney disease, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue our operations in China and continue our clinical development efforts on FG-3246. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. Based on our current operating plan, which contemplates the maintenance of a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S., as required under the debt covenants associated with the senior secured term loan facilities, we believe that our existing cash and cash equivalents and accounts receivable, cash flows from commercial sales and sales of drug product, and expected third-party collaboration revenues will allow us to fund our operating plans through at least 12 months from the date of issuance of these consolidated financial statements. However, we may need additional capital to fund our operations, and our liquidity assumptions may materially differ (including assumptions with respect to our research and development expenses, revenue expectations, contractual obligations, ability to repatriate cash from China, partnering or monetization of assets, and others). Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Despite implementing security measures, our internal computer systems, and those of our CROs, collaboration partners, and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We upgraded our disaster and data recovery capabilities in 2022 and continue to maintain and upgrade these capabilities. However, to the extent that any disruption or security breach, in particular with our partners’ operations, results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and it could result in a material disruption and delay of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended June 30, 2024, the closing price of our common stock on The Nasdaq Global Select Market has ranged from $0.38 per share to $2.83 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

•
results of clinical trials of our product candidates;
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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation, and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, see Note 10, Commitments and Contingencies, to the condensed consolidated financial statements.

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

Provisions in our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others and may prevent attempts by our stockholders to replace or remove our current directors or management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1	FibroGen, Inc. 2024 Equity Incentive Plan.	8-K	001-36740	10.1	6/7/2024

10.2*†	First Amended and Restated Evaluation Agreement by and between FibroGen, Inc. and Fortis Therapeutics, Inc., dated June 6, 2024.	—	—	—	—

10.3*†	First Amended and Restated Option Agreement and Plan of Merger by and among FibroGen, Inc., Fortis Therapeutics, Inc. and Shareholder Representative Services LLC, as Sellers’ Representative, dated June 6, 2024.	—	—	—	—

10.4*	Form of Restricted Stock Unit Grant Notice and Award Agreement.	—	—	—	—

10.5*	Form of Stock Option Grant Notice and Option Agreement.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	—	—	—	—

104	Cover Page formatted as inline XBRL and contained in Exhibits 101.	—	—	—	—

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

FibroGen, Inc.

Date: August 6, 2024	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)