Form 10-Q
period 2024-09-30
FIBROGEN INC
filed 2024-11-12
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36740

FIBROGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0357827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Bay Street, Suite 100, #6009
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

The number of shares of common stock outstanding as of October 31, 2024 was 100,770,153.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$131,003	$113,688
Short-term investments	—	121,898
Accounts receivable, net ($15,534 and $6,079 from related parties)	29,030	12,553
Inventories	23,937	41,565
Prepaid expenses and other current assets ($24,785 and $0 from a related party)	60,559	41,855
Total current assets	244,529	331,559
Restricted time deposits	1,658	1,658
Property and equipment, net	7,603	13,126
Equity method investment in unconsolidated variable interest entity	5,806	5,290
Operating lease right-of-use assets	2,093	68,093
Other assets	2,732	3,803
Total assets	$264,421	$423,529

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable ($2 and $0 to a related party)	$9,238	$17,960
Accrued and other current liabilities ($12,592 and $39,814 to a related party)	151,141	172,891
Deferred revenue ($6,723 and $7,220 to related parties)	28,858	12,740
Operating lease liabilities, current	1,293	14,077
Total current liabilities	190,530	217,668
Product development obligations	18,199	17,763
Deferred revenue, net of current ($1,388 and $9,705 to a related party)	126,219	157,555
Operating lease liabilities, non-current	707	66,537
Senior secured term loan facilities, non-current	72,779	71,934
Liability related to sale of future revenues, non-current	56,850	51,413
Other long-term liabilities ($559 and $656 to a related party)	837	2,858
Total liabilities	466,121	585,728

Commitments and Contingencies

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2024 and December 31, 2023; 100,770 and 98,770 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,008	988
Additional paid-in capital	1,668,434	1,643,641
Accumulated other comprehensive loss	(5,628)	(6,875)
Accumulated deficit	(1,907,481)	(1,841,920)
Total stockholders’ deficit attributable to FibroGen	(243,667)	(204,166)
Nonredeemable non-controlling interests	20,487	20,487
Total deficit	(223,180)	(183,679)
Total liabilities, redeemable non-controlling interests and deficit	$264,421	$423,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
License revenue	$—	$2,649	$—	$9,649
Development and other revenue (includes $385, $2,358, $997 and $5,821 from a related party)	385	6,775	1,532	15,825
Product revenue, net (includes $42,221, $26,463, $115,339 and $68,347 from a related party)	46,210	29,390	126,391	77,439
Drug product revenue, net (includes $(262), $1,320, $(717) and $17,701 from a related party)	(262)	1,320	24,954	17,701
Total revenue	46,333	40,134	152,877	120,614

Operating costs and expenses:
Cost of goods sold	5,295	4,243	36,227	13,441
Research and development	21,708	61,194	94,206	231,158
Selling, general and administrative	17,554	25,573	62,650	91,029
Restructuring charge	18,554	12,606	18,554	12,606
Total operating costs and expenses	63,111	103,616	211,637	348,234
Loss from operations	(16,778)	(63,482)	(58,760)	(227,620)

Interest and other, net
Interest expense	(4,994)	(5,022)	(14,774)	(10,464)
Interest income and other income (expenses), net	3,802	4,296	5,092	7,984
Total interest and other, net	(1,192)	(726)	(9,682)	(2,480)

Loss before income taxes	(17,970)	(64,208)	(68,442)	(230,100)
Provision for (benefit from) income taxes	12	84	(217)	(77)
Investment income in unconsolidated variable interest entity	898	677	2,664	2,023
Net loss	$(17,084)	$(63,615)	$(65,561)	$(228,000)

Net loss per share - basic and diluted	$(0.17)	$(0.65)	$(0.66)	$(2.35)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	100,515	98,245	99,780	96,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(17,084)	$(63,615)	$(65,561)	$(228,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,821)	(1,033)	1,271	(3,618)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	2	360	(24)	2,415
Other comprehensive gain (loss), net of taxes	(1,819)	(673)	1,247	(1,203)
Comprehensive loss	(18,903)	(64,288)	(64,314)	(229,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Deficit	Interests
Balance at June 30, 2024	100,399,786	$1,004	$1,660,862	$(3,809)	$(1,890,397)	$20,487	$(211,853)	$21,480
Net loss	—	—	—	—	(17,084)	—	(17,084)	—
Change in unrealized gain or loss on investments	—	—	—	2	—	—	2	—
Foreign currency translation adjustments	—	—	—	(1,821)	—	—	(1,821)	—
Shares issued from stock plans, net of payroll taxes paid	370,367	4	(115)	—	—	—	(111)	—
Stock-based compensation	—	—	7,687	—	—	—	7,687	—
Balance at September 30, 2024	100,770,153	$1,008	$1,668,434	$(5,628)	$(1,907,481)	$20,487	$(223,180)	$21,480

Balance at June 30, 2023	98,204,243	$982	$1,625,067	$(6,250)	$(1,722,073)	$20,487	$(81,787)	$21,480
Net loss	—	—	—	—	(63,615)	—	(63,615)	—
Change in unrealized gain or loss on investments	—	—	—	360	—	—	360	—
Foreign currency translation adjustments	—	—	—	(1,033)	—	—	(1,033)	—
Shares issued from stock plans, net of payroll taxes paid	134,880	1	(84)	—	—	—	(83)	—
Stock-based compensation	—	—	9,476	—	—	—	9,476	—
Balance at September 30, 2023	98,339,123	$983	$1,634,459	$(6,923)	$(1,785,688)	$20,487	$(136,682)	$21,480

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
Balance at December 31, 2023	98,770,247	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(65,561)	—	(65,561)	—
Change in unrealized gain or loss on investments	—	—	—	(24)	—	—	(24)	—
Foreign currency translation adjustments	—	—	—	1,271	—	—	1,271	—
Shares issued from stock plans, net of payroll taxes paid	1,999,906	20	(244)	—	—	—	(224)	—
Stock-based compensation	—	—	25,037	—	—	—	25,037	—
Balance at September 30, 2024	100,770,153	$1,008	$1,668,434	$(5,628)	$(1,907,481)	$20,487	$(223,180)	$21,480

Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(228,000)	—	(228,000)	—
Consolidation of Fortis	—	—	—	—	—	520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	2,415	—	—	2,415	—
Foreign currency translation adjustments	—	—	—	(3,618)	—	—	(3,618)	—
Issuance of common stock under ATM Program	2,472,090	24	48,383	—	—	—	48,407	—
Shares issued from stock plans, net of payroll taxes paid	1,700,947	17	3,586	—	—	—	3,603	—
Stock-based compensation	—	—	41,471	—	—	—	41,471	—
Balance at September 30, 2023	98,339,123	$983	$1,634,459	$(6,923)	$(1,785,688)	$20,487	$(136,682)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(65,561)	$(228,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,312	7,653
Amortization of finance lease right-of-use assets	28	402
Net accretion of premium and discount on investments	(1,680)	(3,654)
Investment income in unconsolidated variable interest entity	(2,664)	(2,023)
Loss on disposal of property and equipment	2,445	1
Stock-based compensation	25,037	41,471
Acquired in-process research and development expenses	—	24,636
Non-cash interest expense related to sale of future revenues	—	5,636
Dividend received from unconsolidated variable interest entity	2,230	2,255
Impairment of investment	—	1,000
Realized loss on sales of available-for-sale securities	—	271
Changes in operating assets and liabilities:
Accounts receivable, net	(15,958)	(16,283)
Inventories	17,778	(1,519)
Prepaid expenses and other current assets	(18,181)	(27,393)
Operating lease right-of-use assets	66,011	8,447
Other assets	1,115	962
Accounts payable	(8,705)	(14,057)
Accrued and other liabilities	(17,112)	(50,246)
Operating lease liabilities, current	(12,796)	1,669
Deferred revenue	(15,218)	(36,930)
Accrued interest expense related to sale of future revenues	115	—
Accrued interest for finance lease liabilities	18	(22)
Operating lease liabilities, non-current	(65,830)	(9,447)
Other long-term liabilities	(917)	(1,529)
Net cash used in operating activities	(107,533)	(296,700)

Investing activities
Purchases of property and equipment	(125)	(2,268)
Proceeds from sale of property and equipment	840	—
Purchases of available-for-sale securities	(8,628)	(157,210)
Cash acquired from consolidation of Fortis	—	656
Proceeds from sales of available-for-sale securities	—	1,730
Proceeds from maturities of investments	132,183	300,507
Net cash provided by investing activities	124,270	143,415

Financing activities
Proceeds from senior secured term loan facilities, net of issuance costs	—	74,078
Cash paid for transaction costs for senior secured term loan facilities	—	(2,746)
Repayments of finance lease liabilities	(36)	(128)
Repayments of lease obligations	—	(302)
Cash paid for payroll taxes on restricted stock unit releases	(340)	—
Proceeds from issuance of common stock under ATM Program, net of commissions	—	48,407
Proceeds from issuance of common stock under employee stock plans	116	3,686
Net cash provided by (used in) financing activities	(260)	122,995
Effect of exchange rate change on cash and cash equivalents	838	(4,496)
Net increase (decrease) in cash and cash equivalents	17,315	(34,786)
Total cash and cash equivalents at beginning of period	113,688	155,700
Total cash and cash equivalents at end of period	$131,003	$120,914

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

Liquidity and Going Concern

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

The unaudited condensed consolidated financial statements are prepared in accordance with the U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

If the Company is unable to repatriate additional cash from its China operations or raise additional capital in the U.S., within the next 12 months, the Company would not be able to comply with its debt covenants under its senior secured term loan facilities that requires a minimum balance of $30 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, the Company’s senior secured term loan facilities would become immediately due and payable. The Company continues to evaluate measures to repatriate additional cash from its China operations. There is also the potential that the Company raises additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the financial statements are issued.

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

Net Loss per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the three and nine months ended September 30, 2024 and 2023. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock options	15,274	11,293	14,295	10,022
RSUs, PRSUs and TSR awards	3,409	4,596	3,679	3,208
ESPP	464	559	486	556
	19,147	16,448	18,460	13,786

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

Recently Issued Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate operating expenses into specific categories to provide enhanced transparency into the nature and function of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. In addition, this guidance requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with retrospective application required, and early adoption permitted. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.

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

The aggregate amount of consideration received through September 30, 2024 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three and nine months ended September 30, 2024 and 2023.

The transaction price related to consideration received through September 30, 2024 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2024 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through September 30, 2024 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2024	2023	2024	2023
Astellas Europe Agreement	Development revenue	$382	$2,322	$987	$5,657

The transaction price related to consideration received through September 30, 2024 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $287.7 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended September 30, 2024 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

On February 23, 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”). Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to the Company, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties.

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

AstraZeneca China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The AstraZeneca China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the AstraZeneca China Amendment as defined and discussed below, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of such consideration received for milestone and upfront payments through September 30, 2024 totaled $77.2 million.

On September 18, 2023, the Company received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price in the third quarter of 2023 and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement and was unbilled as of December 31, 2023, recorded as a contract asset and fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement. During the three months ended September 30, 2024, based on the arrangements under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items, the $4.0 million milestone was billed and included in the accounts receivable as of September 30, 2024.

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

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in limited areas in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transfer price, which is adjusted for the estimated profit share. The net product revenue from the sales to Falikang and the net product revenue from direct sales distributors in China are described under Product Revenue, Net section below.

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

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement were as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2024	2023	2024	2023
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$—	$2,649	$—	$2,649
	Development revenue	$—	$3,676	$418	$7,981

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $458.1 million for China performance obligation (with cumulative revenue of $311.1 million through September 30, 2024) that is recognized as product revenue, as described under Product Revenue, Net section below.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2024 under the AstraZeneca U.S./RoW Agreement through the agreement termination.

Product Revenue, Net

Product revenue, net from the sales of roxadustat commercial product in China was as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct Sales:
Gross revenue	$4,355	$3,186	$12,186	$9,853
Discounts and rebates	(363)	(261)	(1,130)	(763)
Sales returns	(3)	2	(4)	2
Direct sales revenue, net	3,989	2,927	11,052	9,092

Sales to Falikang:
Gross transaction price	53,696	42,294	146,608	118,696
Profit share	(23,973)	(18,130)	(64,393)	(51,430)
Net transaction price	29,723	24,164	82,215	67,266
Decrease in deferred revenue	12,498	2,299	33,124	1,081
Sales to Falikang revenue, net	42,221	26,463	115,339	68,347
Total product revenue, net	$46,210	$29,390	$126,391	$77,439

Direct Sales

Product revenue from direct roxadustat product sales to distributors in China is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those products, net of various sales rebates and discounts. The total discounts and rebates were immaterial for the periods presented.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts are presented as reductions to gross accounts receivable from the distributor, or as a current liability to the distributor to the extent that the total amount exceeds the gross accounts receivable or when the Company expects to settle the discount in cash. The Company’s legal right to offset is determined at the individual distributor level. The contract liabilities were included in accrued and other current liabilities in the condensed consolidated balance sheet and the rebates and discounts reflected as reductions to gross accounts receivable for direct sales were immaterial as of September 30, 2024 and December 31, 2023, respectively.

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

Periodically, the Company updates its assumptions such as gross transaction price and profit share, performance period, total sales quantity and other inputs including foreign currency translation impact, among others. Following updates to its estimates, the Company recognized $12.5 million and $33.1 million from the previously deferred revenue of the China performance obligation for the three and nine months ended September 30, 2024, respectively. The product revenue recognized for the three months ended September 30, 2024 included an increase in revenue of $4.5 million resulting from changes to estimated variable consideration in the current period relating to performance obligation satisfied in previous periods. Comparatively, following updates to its estimates, the Company recognized $2.3 million and $1.1 million from the previously deferred revenue of the China performance obligation for the three and nine months ended September 30, 2023, respectively.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2023	Additions	Recognized as Revenue	Currency Translation and Other	Balance at September 30, 2024
Product revenue - AstraZeneca China performance obligation - deferred revenue	$(179,851)	$(82,185)	$115,339	$(270)	$(146,967)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. Contract assets and liabilities related to rights and obligations in the same contract are recorded net on the condensed consolidated balance sheets. As of September 30, 2024, deferred revenue included $147.0 million related to China performance obligation.

As of September 30, 2024, approximately $22.1 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Due to the Company’s legal right to offset, at each balance sheet date, the rebates and discounts, mainly related to profit sharing, are presented as reductions to gross accounts receivable from Falikang, which was immaterial as of September 30, 2024 and was $3.0 million as of December 31, 2023.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Astellas Japan Agreement	$(1,355)	$695	$(3,926)	$16,236
Astellas Europe Agreement	1,093	625	3,209	1,465
AstraZeneca U.S./RoW Agreement	—	—	25,671	—
Drug product revenue, net	$(262)	$1,320	$24,954	$17,701

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $1.4 million for the three months ended September 30, 2024. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

For the three months ended June 30, 2024, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.4 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign exchange impacts and the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

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

During the three months ended September 30, 2023, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded an adjustment to the drug product revenue of $0.7 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

As of September 30, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $3.6 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

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

During the fourth quarter of 2023, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, the Company reclassified $38.7 million from the related deferred revenue to accrued liabilities. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million. The Company further reclassified $5.6 million from the related deferred revenue to accrued liabilities and paid $35.3 million to Astellas during the nine months ended September 30, 2024. As of September 30, 2024, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $9.0 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $1.1 million and $0.6 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three months ended September 30, 2024 and 2023, and $3.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2023	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at September 30, 2024
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(16,925)	$3,210	$5,605	$(8,110)

AstraZeneca U.S./RoW Agreement

As described under AstraZeneca Agreements section above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue. The related accounts receivable of $26.0 million and the related accrued liabilities of $11.5 million as of March 31, 2024 were settled during the second quarter of 2024.

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

During the first quarter of 2023, the Company recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment. During the second quarter of 2023, the Company recognized a $1.0 million upfront payment under the A&R Eluminex Agreement. During the third quarter of 2023, the Company recognized a $0.5 million upfront payment related to patent transfer under the A&R Eluminex Agreement.

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

Amounts recognized as revenue under the agreements with Eluminex were as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Agreement	Performance Obligation	2024	2023	2024	2023
Eluminex	License revenue	$—	$—	$—	$7,000
	Other revenue - contract manufacturing	—	241	116	723
	Other revenue - patent transfer	$—	500	$—	500

3. Leases

As part of its continuing efforts to reduce operating expenses and preserve cash, on September 27, 2024, the Company entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises (“Lease Termination Agreement”) with its landlord, ARE-San Francisco No.43 Owner, LLC (“ARE”) related to the Company’s operating lease of its corporate headquarters in San Francisco, California. The Lease Termination Agreement modifies the lease agreement dated as of September 22, 2006, as subsequently amended and accelerates the expiration date of the term of the Lease from 2028 to no later than December 31, 2024.

Pursuant to the Lease Termination Agreement, the Company paid ARE a total consideration of $10.0 million settlement amount, consisting of a $8.3 million, paid before September 30, 2024, of a one-time cash payment by FibroGen for past rent, FibroGen’s share of operating costs, taxes, insurance, utilities, and other costs and a lease modification payment; and a $1.7 million security deposit, in the form of a letter of credit, drawn in early October 2024. As of execution of this Lease Termination Agreement, FibroGen is not responsible for the payment of any further rent payments or operating costs, taxes, insurance, utilities, or any other scheduled monthly payments due under the lease to ARE.

The Company ceased the use of the underlying operating lease right-of-use asset by September 30, 2024. As a result, as of September 30, 2024, the Company derecognized the related operating lease right-of-use asset of $56.1 million and operating lease liabilities of $68.5 million, and recorded an approximately $1.7 million gain as credits to the selling, general and administrative expenses for the three months ended September 30, 2024.

The remaining operating leases of $2.1 million as of September 30, 2024 are mainly associated with the real estate leases for office spaces in Shanghai and Beijing, China, expiring between 2025 and 2027.

4. Variable Interest Entities

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

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the up-to four-year option period. As part of the clinical development strategy, FibroGen will continue the work to develop a positron emission tomography (“PET”)-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection. Additionally, the Company is obligated to make four quarterly payments totaling $5.4 million to Fortis in support of its continued development obligations, of which the last payment was $1.7 million and made during the three months ended March 31, 2024.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date and continues to consolidate as of September 30, 2024.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and September 30, 2024, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The non-controlling interests (“NCI”) attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shareholders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of September 30, 2024, total assets and liabilities of Fortis were immaterial. For the three and nine months ended September 30, 2024, Fortis’ net income (losses) was immaterial.

Equity method investment - Unconsolidated VIE - Falikang

Falikang is a distribution entity jointly owned by AstraZeneca and FibroGen Beijing. FibroGen Beijing owns 51.1% of the outstanding shares of Falikang.

Pursuant to the guidance under ASC 810, the Company concluded that Falikang qualifies as a VIE. As Falikang is a distribution entity and AstraZeneca is the final decision maker for all the roxadustat commercialization activities, the Company lacks the power criterion, while AstraZeneca meets both the power and economic criteria under the ASC 810 to direct the activities of Falikang that most significantly impact its performance. Therefore, the Company is not the primary beneficiary of this VIE for accounting purposes. As a result, the Company accounts for its investment in Falikang under the equity method, and Falikang is not consolidated into the Company’s condensed consolidated financial statements. The Company records its total investments in Falikang as an equity method investment in an unconsolidated VIE in the condensed consolidated balance sheet. In addition, the Company recognizes its proportionate share of the reported profits or losses of Falikang as investment gain or loss in unconsolidated VIE in the condensed consolidated statement of operations and as an adjustment to its investment in Falikang in the condensed consolidated balance sheet. During the three months ended September 30, 2024, the Company received $2.2 million of dividend distribution from Falikang. The Company may provide shareholder loans to Falikang to meet necessary financial obligations as part of its operations. To date, there have been no such loans.

The Company’s equity method investment in Falikang was as follows (in thousands):

Entity	Ownership Percentage	Balance at December 31, 2023	Share of Net Income	Dividend Received	Currency Translation	Balance at September 30, 2024
Falikang	51.1%	$5,290	$2,664	$(2,230)	$82	$5,806

Falikang is considered a related party to the Company. See Note 10, Related Party Transactions, for related disclosures.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$49,196	$—	$—	$49,196
Commercial paper	—	25,631	—	25,631
Total	$49,196	$25,631	$—	$74,827

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$12,288	$—	$—	$12,288
Corporate bonds	—	13,992	—	13,992
Commercial paper	—	88,289	—	88,289
U.S. government bonds	42,797	4,994	—	47,791
Agency bonds	—	9,830	—	9,830
Total	$55,085	$117,105	$—	$172,190

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three months ended September 30, 2024 and June 30, 2024. During the three months ended March 31, 2024, a total of $26.3 million of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$56,176	$63,396
Commercial paper	25,631	36,016
Money market funds	49,196	12,288
U.S. government bonds	—	1,988
Total cash and cash equivalents	$131,003	$113,688

At September 30, 2024 and December 31, 2023, a total of $51.0 million and $32.2 million of the Company’s cash and cash equivalents were held outside of the U.S. in its foreign subsidiaries to be used primarily for its China operations, respectively.

Investments

The Company did not have any short-term or long-term investments as of September 30, 2024. As of December 31, 2023, the Company’s investments consist primarily of available-for-sale debt investments, and the amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

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

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any impairment for its available-for-sale investments during the three and nine months ended September 30, 2024 and 2023.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$948	$1,376
Work-in-progress	17,775	34,614
Finished goods	5,214	5,575
Total inventories	$23,937	$41,565

As described under Note 2, Collaboration Agreements, License Agreement and Revenues above, resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, the Company was reimbursed $12.6 million for work-in-progress inventory, which was written off and recognized as cost of goods sold during the three months ended March 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$25,804	$26,481
Deferred revenues from associated contracts	—	(26,481)
Net contract assets	25,804	—
Insurance proceeds receivable for litigation settlement	28,500	28,500
Prepaid assets	3,062	6,644
Other current assets	3,193	6,711
Total prepaid expenses and other current assets	$60,559	$41,855

Based on the arrangements under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items, the unbilled contract assets as of September 30, 2024 included $24.8 million of unbilled receivables from Falikang and $1.0 million of unbilled development revenue under the AstraZeneca China Amendment. Such amounts are no longer subject to right of offset under the settlement agreements.

The unbilled contract assets as of December 31, 2023 included $22.5 million of unbilled co-development revenue under the AstraZeneca China Amendment and the $4.0 million unbilled regulatory milestone payment under the AstraZeneca China Agreement, which were netted against the contract liabilities (deferred revenue) in the same contract. These amounts were billed during the three months ended September 30, 2024 under the above-mentioned settlement agreements.

As of each of September 30, 2024 and December 31, 2023, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 11, Commitments and Contingencies, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Preclinical and clinical trial accruals	$6,689	$27,663
API and bulk drug product price true-up	12,592	50,978
Litigation settlement	28,500	28,500
Payroll and related accruals	6,144	20,267
Accrued restructuring charge	14,173	3,697
Inventory cost related	8,521	—
Accrued co-promotion expenses - current	53,714	10,309
Roxadustat profit share to AstraZeneca	—	7,084
Lease termination related	4,558	—
Value added taxes and other taxes	7,121	6,615
Professional services	4,396	7,103
Current portion of liability related to sale of future revenues	332	5,654
Other	4,401	5,021
Total accrued and other current liabilities	$151,141	$172,891

The accrued liabilities of $12.6 million and $51.0 million for API and bulk drug product price true-up as of September 30, 2024 and December 31, 2023, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. During the second quarter of 2024, the Company paid $35.3 million to Astellas and $11.5 million to AstraZeneca related to accrued amounts. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

As of September 30, 2024 and December 31, 2023, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit, as mentioned above. See the Legal Proceedings and Other Matters section in Note 11, Commitments and Contingencies, for details.

Responding to the reported results for pamrevlumab on July 30, 2024, the Company implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75%. As a result, the Company recorded a total of $18.6 million non-recurring restructuring charge during the three months ended September 30, 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. During the three months ended September 30, 2024, total cash payments under the reduction in force was $6.1 million. The remaining accrued restructuring charge was $14.2 million as of September 30, 2024 and will be substantially paid out by early 2025.

The Company recorded an accrued inventory related cost of $8.5 million as of September 30, 2024, as part of the cost of goods sold resulting from the AstraZeneca Termination and Transition Agreement, discussed under Note 2, Collaboration Agreements, License Agreement and Revenues.

As of September 30, 2024, the Company included $42.4 million of historical co-promotion balances due to AstraZeneca based on the arrangements under the above-mentioned settlement agreements entered in September 2024 between FibroGen China and AstraZeneca, as such amounts are no longer subject to right of offset.

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features expired during 2023. The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of September 30, 2024, the fair values of such derivatives were negligible due to the low probability of the underlying events.

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

The initial issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the three and nine months ended September 30, 2024 and 2023. The Company recorded interest expense of $2.9 million and $8.7 million, respectively, for the three and nine months ended September 30, 2024, respectively. The Company recorded interest expense of $2.9 million and $4.5 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of September 30, 2024, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company’s senior secured term loan facilities as of September 30, 2024 were as follows (in thousands):

September 30, 2024
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(2,221)
Senior secured term loan facilities, ending balance	72,779
Less: Current Portion classified to accrued and other current liabilities	—
Senior secured term loan facilities, non-current	$72,779

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.59% as of September 30, 2024.

The following table summarizes the activities of the liability related to sale of future revenues for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Liability related to sale of future revenues - beginning balance	$57,067
Interest paid	(5,653)
Interest expense recognized	5,768
Liability related to sale of future revenues - ending balance	57,182
Less: Current portion classified to accrued and other current liabilities	(332)
Liability related to sale of future revenues, non-current	$56,850

During the three and nine months ended September 30, 2024, the Company recognized, under Astellas Agreements, development revenue of $0.4 million and $1.0 million, respectively, and drug product revenue of $(0.3) million and $(0.7) million, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenue, for details.

During the three and nine months ended September 30, 2024, the Company recognized the related interest expense of $2.0 million and $5.8 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized the related interest expense of $2.1 million and $5.6 million, respectively. During the first quarter of 2024, the Company paid $5.7 million accrued interest.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates reaching a Payment Cap up to $125.0 million by 2031.

9. Income Taxes

Provisions for (benefits from) income tax for the three and nine months ended September 30, 2024 and 2023 were primarily due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

10. Related Party Transactions

Astellas is an equity investor in the Company and is considered a related party. The Company recorded license and development revenue related to collaboration agreements with Astellas of $0.4 million and $2.4 million for the three months ended September 30, 2024 and 2023, and $1.0 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company recorded drug product revenue from Astellas of $(0.3) million and $1.3 million for the three months ended September 30, 2024 and 2023, and $(0.7) million and $17.7 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The Company’s expense related to collaboration agreements with Astellas was immaterial for each of the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, accounts receivable from Astellas were $0.2 million and $0.8 million, respectively.

As of September 30, 2024 and December 31, 2023, total deferred revenue from Astellas was $8.1 million and $16.9 million, respectively.

As of September 30, 2024, the amounts due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $13.2 million. As of December 31, 2023, the amount due to Astellas, included in accrued and other current liabilities, and other long-term liabilities, totaled $40.5 million.

Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca, is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity. See the Equity method investment - Unconsolidated VIE - Falikang section of Note 4, Variable Interest Entities, for details.

The net product revenue from Falikang was $42.2 million and $26.5 million for the three months ended September 30, 2024 and 2023, and $115.3 million and $68.3 million for the nine months ended September 30, 2024 and 2023, respectively. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, for details.

The investment income in Falikang was $0.9 million and $0.7 million for the three months ended September 30, 2024 and 2023 and $2.7 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, the Company received $2.2 million of dividend distribution from Falikang. As of September 30, 2024 and December 31, 2023, the Company’s equity method investment in Falikang was $5.8 million and $5.3 million, respectively. See the Equity method investment - Unconsolidated VIE - Falikang section of Note 4, Variable Interest Entities, for details. The other income from Falikang was immaterial for each of the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, accounts receivable, net, from Falikang, were $15.3 million and $5.2 million, respectively.

11. Commitments and Contingencies

Contract Obligations

As of September 30, 2024, the Company had outstanding total non-cancelable purchase obligations of $1.0 million for manufacture and supply of roxadustat, and $6.0 million for other purchases and programs. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Some of the Company’s license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2024, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under the Company’s license agreements with HiFiBiO (HK) Ltd. (d.b.a. HiFiBiO Therapeutics) (for Gal-9 and CCR8), and Medarex, Inc. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

As of September 30, 2024, the Company had $2.0 million of operating lease liabilities.

In addition, see Note 7, Senior Secured Term Loan Facilities and Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its condensed consolidated balance sheet as of September 30, 2024, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

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

Between July 30, 2021 and April 3, 2024, seven shareholder derivative complaints were filed, naming as defendants certain of our current and former officers and certain current and former members of our board, as well as FibroGen as nominal defendants (the “Derivative Lawsuits”). Of these Derivative Lawsuits, four were filed in the Delaware Court of Chancery (the “Delaware Chancery Derivative Actions”), two were filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative Actions”), and one was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative Action”). The plaintiffs assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The status of the seven Derivative Lawsuits is currently as follows:

•
Two of the Delaware Chancery Derivative Actions, filed on April 14, 2022, and June 1, 2023, have been consolidated (the “Delaware Chancery Consolidated Derivative”). On February 1, 2024, Defendants moved to dismiss the Delaware Chancery Consolidated Derivative action, which the Court granted on October 2, 2024. The Delaware Chancery Consolidated Derivative was dismissed with prejudice on October 30, 2024. The other two Delaware Chancery Derivative Actions, filed in the Delaware Court of Chancery on December 3, 2023 and April 3, 2024, were consolidated and stayed pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action;
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

In the fourth quarter of 2021, the Company received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. The Company is fully cooperating with the SEC, and is currently discussing with the SEC for a potential settlement. The Company cannot predict the outcome. Any adverse outcome in this matter or any related proceeding could expose the Company to substantial damages, penalties, or reputational harm that may have a material adverse impact on the Company’s business, results of operations, financial condition, growth prospects, and price of its common stock.

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

FibroGen also has a pipeline of preclinical product candidates, FG-3165 and FG-3175, to address unmet patient needs in oncology.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except for per share data)
Result of Operations
Revenue	$46,333	$40,134	$152,877	$120,614
Operating costs and expenses	63,111	103,616	211,637	348,234
Net loss	(17,084)	(63,615)	(65,561)	(228,000)
Net loss per share - basic and diluted	$(0.17)	$(0.65)	$(0.66)	$(2.35)

			September 30, 2024	December 31, 2023
			(in thousands)
Balance Sheet
Cash and cash equivalents			$131,003	$113,688
Short-term investments			—	121,898
Accounts receivable			$29,030	$12,553

Our revenue for the three and nine months ended September 30, 2024 included primarily the revenue recognized related to the following, respectively:

•
$46.2 million and $126.4 million from roxadustat commercial sales in China, mostly from sales to Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”);
•
$0.4 million and $1.5 million of development and other revenue recognized mainly under our collaboration agreements with our partners Astellas and AstraZeneca; and
•
A net reduction of $0.3 million and $0.7 million to drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas Pharma Inc. (“Astellas”); in addition, $25.7 million cumulative catch-up net adjustment in the drug product revenue, for the nine months ended September 30, 2024, as a result of terminating the AstraZeneca AB (“AstraZeneca”) U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea.

As a comparison, our revenue for the three and nine months ended September 30, 2023 included primarily the revenue recognized related to the following, respectively:

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
•
$1.3 million and $17.7 million of drug product revenue related to API deliveries to Astellas; and
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

Operating costs and expenses for the three and nine months ended September 30, 2024 decreased compared to the same periods a year ago primarily as a result of the net effect of the following, respectively:

•
$18.8 million and $50.9 million lower clinical trial expenses primarily associated with the termination of pamrevlumab programs during the current year period responding to the reported results in July 2024;
•
$12.5 million and $37.0 million lower employee-related expenses primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;

•
$5.9 million and $13.1 million lower outside services expenses due to termination of pamrevlumab programs, wind down of remaining obligations and cost control efforts;
•
$2.4 million and $8.6 million lower facilities-related expenses due to cost control efforts and lower depreciation expense as certain property and equipment reached their useful lives in prior year period, offset by the loss on disposal of property and equipment associated with efforts to streamline operations during the third quarter of 2024;
•
$2.8 million and $8.2 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated;
•
$1.9 million and $5.1 million lower legal expenses primarily due to lower activities in corporate legal, legal proceedings and intellectual properties;
•
$1.8 million and $16.4 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
$24.6 million one-time, non-cash charge of acquired in-process research and development (“IPR&D”) expenses, in the nine-month period in prior year, associated with the exclusive license for FG-3246 from Fortis Therapeutics, Inc. (“Fortis”) and the acquisition of Fortis;
•
$21.1 million one-time cost of goods sold recorded for the nine months ended September 30, 2024 correspondingly to the above-mentioned drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as defined further below; and
•
$5.9 million higher restructuring charge recorded in the third quarter of 2024 related to the reduction in force plan in August 2024 with larger scale as compared to the reduction in force plan in July 2023.

For the three months ended September 30, 2024, we had a net loss of $17.1 million, or a net loss per basic and diluted share of $0.17, as compared to a net loss of $63.6 million, or a net loss per basic and diluted share of $0.65, for the same period a year ago, and for the nine months ended September 30, 2024, we had a net loss of $65.6 million, or a net loss per basic and diluted share of $0.66, as compared to a net loss of $228.0 million, or a net loss per basic and diluted share of $2.35, for the same period a year ago, due to increases in revenue and decreases in operating costs and expenses as discussed above.

Cash and cash equivalents, investments, and accounts receivable totaled $160.0 million at September 30, 2024, a decrease of $88.1 million from December 31, 2023, primarily due to the cash used in operations as discussed under the Liquidity and Capital Resources section below.

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

In China, roxadustat (tradename: 爱瑞卓®) continues to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In the third quarter of 2024, roxadustat achieved an over 34% increase in sales volume relative to the third quarter of 2023. As of August 2024, roxadustat was the top CKD anemia brand in China with approximately 45% value share within the segment of erythropoiesis stimulating agents and HIF-PH inhibitors.

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

Our supplemental new drug application for roxadustat in CIA was accepted by the China Health Authority in August 2023, and we currently expect an approval decision in early 2025.

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

FG-3246 demonstrated monotherapy efficacy in a Phase 1 clinical study in heavily-pretreated (and not biomarker selected) patients with mCRPC. Results included a median radiographic progression-free survival of 8.7 months and a PSA50 response in 36% of evaluable patients. For RECIST evaluable patients, 20% met the criteria of a partial response, or measurable reduction in tumor size of ≥ 30%, with a median duration of response of 7.5 months. FG-3246 demonstrated an acceptable safety profile, with adverse events consistent with those observed in other antibody drug conjugate therapies with a monomethyl auristatin E payload, and included infusion related reactions, fatigue, weight loss, neutropenia, and peripheral neuropathy. We have met with the FDA to discuss the development pathway of FG-3246, and we anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC in the first quarter of 2025. We also plan to commence a sub-study of FG-3180, our positron emission tomography (“PET”) imaging agent. FG-3180 is a diagnostic radiopharmaceutical utilizing a radiolabeled version of our CD46 targeting antibody in FG-3246 to assess the correlation between CD46 expression and the response to FG-3246.

In May 2024, the University of California, San Francisco (“UCSF”) presented positive interim results from the dose escalation portion of the investigator-sponsored Phase 1b/2 study of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2024 American Society of Clinical Oncology Annual Meeting. The presentation includes data from 17 biomarker unselected patients in the dose escalation portion of the trial. Over 70% of the patients in the study received at least two prior androgen receptor signaling inhibitors, which included prior enzalutamide treatment. Dose escalation was explored with and without prophylactic granulocyte colony-stimulating factor (“G-CSF”) support. The primary endpoint was determination of the maximally tolerated dose of FG-3246 in combination with enzalutamide. The combination treatment demonstrated an encouraging preliminary estimate of median radiographic progression free survival of 10.2 months. The maximally tolerated dose was established at 2.1 mg/kg adjusted body weight, with primary G-CSF prophylaxis, in combination with enzalutamide 160 mg/day. The most frequent adverse events were consistent with other monomethyl auristatin E-based antibody drug conjugates and included fatigue, weight loss, elevated transaminases, neutropenia, and peripheral neuropathy. We expect topline results from the Phase 2 portion of this study of FG-3246 in combination with enzalutamide in the first half of 2025.

Preclinical Portfolio

Our preclinical portfolio consists of two antibodies for immuno-oncology that are in investigational new drug application-enabling studies.

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

For additional details about this transaction, see the Consolidated Variable Interest Entity - Fortis section in Note 4, Variable Interest Entities, to the condensed consolidated financial statements.

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through September 30, 2024 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $(1.4) million and $0.7 million for the three months ended September 30, 2024 and 2023, and ($3.9) million and $16.2 million for the nine months ended September 30, 2024 and 2023, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.1 million and $0.6 million for the three months ended September 30, 2024 and 2023, and $3.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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

On February 23, 2024, we entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement with AstraZeneca, effective as of February 25, 2024. Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to us, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties. The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million. In addition, resulting from the AstraZeneca Termination and Transition Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, we recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue.

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through September 30, 2024 totaled $77.2 million.

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

On September 18, 2023, we received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market Roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement and was unbilled as of December 31, 2023, recorded as a contract asset and fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement. During the three months ended September 30, 2024, based on the arrangements under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items, the $4.0 million milestone was billed and included in the accounts receivable as of September 30, 2024.

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

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while we expect that FibroGen Beijing will continue to sell roxadustat product directly in limited areas in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on an agreed upon transfer price, which includes gross transaction price, net of calculated profit share. Revenue is recognized upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. We recognized net product revenue of $46.2 million and $29.4 million for the three months ended September 30, 2024 and 2023, and $126.4 million and $77.4 million for the nine months ended September 30, 2024 and 2023, respectively, majority of which were from the sales to Falikang.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$2,649	$(2,649)	(100)%	$—	$9,649	$(9,649)	(100)%
Development and other revenue	385	6,775	(6,390)	(94)%	1,532	15,825	(14,293)	(90)%
Product revenue, net	46,210	29,390	16,820	57%	126,391	77,439	48,952	63%
Drug product revenue, net	(262)	1,320	(1,582)	(120)%	24,954	17,701	7,253	41%
Total revenue	$46,333	$40,134	$6,199	15%	$152,877	$120,614	$32,263	27%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of September 30, 2024, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021, and we expect to continue through 2033, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented.

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

Total revenue increased $6.2 million, or 15%, for the three months ended September 30, 2024, and increased $32.3 million, or 27%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

License Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
License revenue:
AstraZeneca	$—	$2,649	$(2,649)	(100)%	$—	$2,649	$(2,649)	(100)%
Eluminex	—	—	—	NM	—	7,000	(7,000)	(100)%
Total license revenue	$—	$2,649	$(2,649)	(100)%	$—	$9,649	$(9,649)	(100)%

NM = Not meaningful

There was no license revenue during the three and nine months ended September 30, 2024. License revenue recognized for three and nine months ended September 30, 2023 included $2.7 million allocated revenue under our collaboration agreements with AstraZeneca related to $4.0 million regulatory milestone associated with the renewal of our right to continue to market roxadustat in China that was included in the transaction price during the third quarter of 2023 when such milestone was achieved. License revenue recognized for the nine months ended September 30, 2023 also included a $1.0 million upfront payment under the A&R Eluminex Agreement, a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, and a $3.0 million manufacturing related milestone payment when such milestones were achieved.

Development and Other Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Development revenue:
Astellas	$385	$2,358	$(1,973)	(84)%	$997	$5,821	$(4,824)	(83)%
AstraZeneca	—	3,676	(3,676)	(100)%	418	7,981	(7,563)	(95)%
Total development revenue	385	6,034	(5,649)	(94)%	1,415	13,802	(12,387)	(90)%
Other revenue	—	741	(741)	(100)%	117	2,023	(1,906)	(94)%
Total development and other revenue	$385	$6,775	$(6,390)	(94)%	$1,532	$15,825	$(14,293)	(90)%

Development and other revenue decreased $6.4 million, or 94%, for the three months ended September 30, 2024, and decreased $14.3 million, or 90%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago.

Development revenue recognized under our collaboration agreements with Astellas for the three and nine months ended September 30, 2024 was impacted by the decrease in co-development billings due to the closeout activities under our collaboration agreements with Astellas for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the nine months ended September 30, 2024 was the final development revenue as a result of the termination of the AstraZeneca U.S./RoW Agreement. Development revenue recognized under our collaboration agreements with AstraZeneca for the three months ended September 30, 2023 also included the allocated revenue of $0.8 million related to the above-mentioned $4.0 million regulatory milestone associated with the renewal of our right to continue to market Roxadustat in China.

Other revenue recognized for the nine months ended September 30, 2024 included our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023. Other revenue recognized for the three and nine months ended September 30, 2023 also included a $0.5 million upfront payment related to patent transfer under from Eluminex and revenue from sales of certain research and development material.

Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Direct Sales:
Gross revenue	$4,355	$3,186	$1,169	37%	$12,186	$9,853	$2,333	24%
Discounts and rebates	(363)	(261)	(102)	39%	(1,130)	(763)	(367)	48%
Sales returns	(3)	2	(5)	(250)%	(4)	2	(6)	(300)%
Direct sales revenue, net	3,989	2,927	1,062	36%	11,052	9,092	1,960	22%

Sales to Falikang:
Gross transaction price	53,696	42,294	11,402	27%	146,608	118,696	27,912	24%
Profit share	(23,973)	(18,130)	(5,843)	32%	(64,393)	(51,430)	(12,963)	25%
Net transaction price	29,723	24,164	5,559	23%	82,215	67,266	14,949	22%
Decrease in deferred revenue	12,498	2,299	10,199	444%	33,124	1,081	32,043	2,964%
Sales to Falikang revenue, net	42,221	26,463	15,758	60%	115,339	68,347	46,992	69%
Total product revenue, net	$46,210	$29,390	$16,820	57%	$126,391	$77,439	$48,952	63%

Substantially all direct product sales to distributors in China have been made by Falikang, while FibroGen Beijing continues to sell product directly in limited areas in China. Total product revenue, net increased $16.8 million, or 57%, for the three months ended September 30, 2024, and increased $49.0 million, or 63%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago.

We recognize product revenue from direct sales to distributors in an amount that reflects the consideration that we expect to be entitled to in exchange for those products, net of various sales rebates and discounts. Product revenue from direct sales, increased $1.1 million, or 36%, for the three months ended September 30, 2024, and increased $2.0 million, or 22%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago, due to the increase in sales volume during the current year periods, offset by lower government-listed price. The total discounts and rebates were immaterial for each of the three and nine months ended September 30, 2024 and 2023.

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

Sales to Falikang revenue, net increased $15.8 million, or 60%, for the three months ended September 30, 2024, and increased $47.0 million, or 69%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago. The gross transaction price increased $11.4 million, and the calculated profit share increased $5.8 million for the three months ended September 30, 2024, and the gross transaction price increased $27.9 million, and the calculated profit share increased $13.0 million for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago, primarily due to the increase in sales volume during the current year period.

Periodically, we update our assumptions such as gross transaction price, profit share, performance period, total sales quantity and other inputs including foreign currency translation impact, among others. Following updates to our estimates, we recognized $12.5 million and $33.1 million for the three and nine months ended September 30, 2024, respectively, from the previously deferred revenue of the China performance obligation. Comparatively, we recognized $2.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, from the net transfer price to Falikang, which was included in the related deferred revenue of the China performance obligation.

Drug Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(1,355)	$695	$(2,050)	(295)%	$(3,926)	$16,236	$(20,162)	(124)%
Astellas Europe Agreement	1,093	625	468	75%	3,209	1,465	1,744	119%
AstraZeneca U.S./RoW Agreement	—	—	—	NM	25,671	—	25,671	NM
Total drug product revenue, net:	$(262)	$1,320	$(1,582)	(120)%	$24,954	$17,701	$7,253	41%

NM = Not meaningful

Drug product revenue, net decreased $1.6 million, or 120%, for the three months ended September 30, 2024, and increased $7.3 million, or 41%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the third quarter of 2024, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $1.4 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

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

As of September 30, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $3.6 million in accrued liabilities and $0.6 million in other long-term liabilities, representing our best estimate of the timing for these amounts to be paid. As of December 31, 2023, the related balances were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

Astellas Europe Agreement

We updated our estimate of variable consideration related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we reclassified from the related deferred revenue to accrued liabilities and as of December 31, 2023, the related balance in accrued liabilities was $38.6 million. We further reclassified $5.6 million from the related deferred revenue to accrued liabilities and paid $35.3 million to Astellas during the nine months ended September 30, 2024. As of September 30, 2024, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $9.0 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.1 million and $0.6 million for the three months ended September 30, 2024 and 2023, and $3.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

As described above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, we accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue. The related accounts receivable of $26.0 million and the related accrued liabilities of $11.5 million as of March 31, 2024 were settled during the second quarter of 2024.

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$5,295	$4,243	$1,052	25%	$36,227	$13,441	$22,786	170%
Research and development	21,708	61,194	(39,486)	(65)%	94,206	231,158	(136,952)	(59)%
Selling, general and administrative	17,554	25,573	(8,019)	(31)%	62,650	91,029	(28,379)	(31)%
Restructuring charge	18,554	12,606	5,948	47%	18,554	12,606	5,948	47%
Total operating costs and expenses	$63,111	$103,616	$(40,505)	(39)%	$211,637	$348,234	$(136,597)	(39)%

Total operating costs and expenses decreased $40.5 million, or 39%, and decreased $136.6 million, or 39%, for the three and nine months ended September 30, 2024, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold increased $1.1 million, or 25%, for the three months ended September 30, 2024, and increased $22.8 million, or 170%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago.

As described above, during the three months ended March 31, 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $21.1 million during the three months ended March 31, 2024.

Cost of goods sold, associated with the roxadustat commercial sales in China, consists of direct costs to manufacture commercial product, as well as indirect costs including factory overhead, storage, shipping, quality assurance, idle capacity charges, and inventory valuation adjustments. Cost of goods sold associated with the roxadustat commercial sales in China was $5.4 million and $3.9 million for the three months ended September 30, 2024 and 2023, and $14.8 million and $10.7 million for the nine months ended September 30, 2024 and 2023, respectively. Cost of goods sold in China increased as compared to the prior year periods due to the increases in the sales volume.

Cost of goods sold also included manufacturing costs related to our contract manufacturing revenue from Eluminex, which was immaterial for the periods presented.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. Research and development expenses also include IPR&D assets that have no alternative future use other than in a particular research and development project. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024, and efforts to streamline operations to align with our business goals in the second half of 2023. As a result, research and development expenses have overall decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2024 and 2023:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Development	2024	2023	2024	2023
		(in thousands)
Pamrevlumab	Phase 2/3	$9,131	$27,466	$50,744	$115,237
FG-3246	Phase 1	7,951	1,759	19,740	27,654	*
Roxadustat	Approved / Phase 3	1,436	9,120	5,742	26,570
FG-3165	Preclinical	1,755	5,372	15,077	14,136
Other research and development expenses		1,435	17,477	2,903	47,561
Total research and development expenses		$21,708	$61,194	$94,206	$231,158

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

Research and development expenses decreased $39.5 million, or 65%, for the three months ended September 30, 2024, and decreased $137.0 million, or 59%, for the nine months ended September 30, 2024, compared to the same periods a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $18.8 million and $50.9 million in clinical trials costs primarily associated with the termination of pamrevlumab programs during the current year period responding to the reported results in July 2024;
•
Decrease of $8.6 million and $25.5 million in employee-related costs primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;
•
Decrease of $3.4 million and $10.7 million in facilities-related expenses due to cost control efforts and lower depreciation expense as certain property and equipment reached their useful lives in prior year period, offset by the loss on disposal of property and equipment associated with efforts to streamline operations during the third quarter of 2024;
•
Decrease of $4.4 million and $8.6 million in outside services expenses primarily due to termination of pamrevlumab programs, wind down of remaining obligations and cost control efforts.
•
Decrease of $2.8 million and $8.2 million in drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated;
•
Decrease of $1.4 million and $8.6 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount; and
•
$24.6 million one-time, non-cash charge of acquired IPR&D expenses, in the nine-month period in prior year, associated with the exclusive license for FG-3246 from Fortis and the acquisition of Fortis.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services including co-promotional expenses associated with our commercialization efforts in China, recruiting fees and expenses associated with obtaining and maintaining patents. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024, and efforts to streamline operations to align with our business goals in the second half of 2023. As a result, SG&A expenses have overall decreased and may continue to decrease over time.

SG&A expenses decreased $8.0 million, or 31%, for the three months ended September 30, 2024, and decreased $28.4 million, or 31%, for the nine months ended September 30, 2024, compared to the same periods a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $3.9 million and $11.5 million in employee-related costs primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;
•
Decrease of $1.9 million and $5.1 million in legal expenses primarily due to lower activities in corporate legal, legal proceedings and intellectual properties;
•
Decrease of $1.5 million and $4.5 million in outside services expenses due to cost control efforts; and
•
Decrease of $0.4 million and $7.8 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount.

Restructuring Charge

Responding to the reported results for pamrevlumab on July 30, 2024, we implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75% (we notified employees on August 2, 2024). As a result, we recorded a total of $18.6 million non-recurring restructuring charge during the three months ended September 30, 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions.

On July 14, 2023, we approved a restructuring plan to lower our operating expenses to streamline operations to align with our business goals, which included a reduction to our U.S. workforce of approximately 32%. As a result, we recorded a total of $12.6 million non-recurring restructuring charge during the three months ended September 30, 2023, primarily consisting of notice period and severance payments, accrued vacation and employee benefits contributions.

Interest and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(4,994)	$(5,022)	$28	(1)%	$(14,774)	$(10,464)	$(4,310)	41%
Interest income and other income (expenses), net	3,802	4,296	(494)	(11)%	5,092	7,984	(2,892)	(36)%
Total interest and other, net	$(1,192)	$(726)	$(466)	64%	$(9,682)	$(2,480)	$(7,202)	290%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense remained relatively flat for the three months ended September 30, 2024. Interest expense increased $4.3 million, or 41%, for the nine months ended September 30, 2024, compared to the same period a year ago, primarily due to the higher interest expense related to the senior secured term loan facilities. The loan was drawn in the middle of the second quarter of 2023, and therefore, the related interest expense only the represented partial prior year periods. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net decreased $0.5 million, or 11%, and decreased $2.9 million, or 36%, for the nine months ended September 30, 2024, respectively, compared to the same periods a year ago, primarily due to lower interest income resulting from lower investment balances and foreign currency transaction losses.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Loss before income taxes	$(17,970)	$(64,208)	$(68,442)	$(230,100)
Provision for (benefit from) income taxes	12	84	(217)	(77)
Effective tax rate	(0.1)%	(0.1)%	0.3%	—%

Provisions for (benefits from) income taxes for the three and nine months ended September 30, 2024 and 2023 were primarily due to foreign taxes.

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

Investment Income in Unconsolidated Variable Interest Entity

Investment income in unconsolidated variable interest entity represented our proportionate share of the reported profits of Falikang, an unconsolidated variable interest entity accounted for under the equity method, which was immaterial for the three and nine months ended September 30, 2024 and 2023. See Equity method investment - Unconsolidated VIE - Falikang section of Note 4, Variable Interest Entities, to the condensed consolidated financial statements for details.

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

As of September 30, 2024, we had cash and cash equivalents of $131.0 million, compared to $113.7 million as of December 31, 2023. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of September 30, 2024, we did not have any short-term investments, compared to short-term investments of $121.9 million as of December 31, 2023. As of September 30, 2024, a total of $51.0 million of our cash and cash equivalents was held outside of the U.S. in our foreign subsidiaries, substantially all held in China, to be used primarily for our China operations.

Our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down certain debt obligations. During the three and nine months ended September 30, 2024, FibroGen Beijing made a total of $22.5 million and $49.9 million repayments of intercompany loans, respectively. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(107,533)	$(296,700)
Investing activities	124,270	143,415
Financing activities	(260)	122,995
Effect of exchange rate changes on cash and cash equivalents	838	(4,496)
Net increase (decrease) in cash and cash equivalents	$17,315	$(34,786)

Operating Activities

Net cash used in operating activities was $107.5 million for the nine months ended September 30, 2024 and consisted primarily of net loss of $65.6 million adjusted for non-operating cash items of $27.7 million, and a net decrease in operating assets and liabilities of $69.7 million. The significant non-operating cash items included stock-based compensation expense of $25.0 million. The significant items in the changes in operating assets and liabilities included the following:

•
Operating lease right-of-use assets decreased $66.0 million, operating lease liabilities, non-current decreased $65.8 million and operating lease liabilities, current decreased $12.8 million related to the operating lease termination of our corporate headquarters. See Note 3, Leases, to the condensed consolidated financial statements for details;
•
Prepaid expenses and other current assets increased $18.2 million, primarily due to the $24.8 million of unbilled receivables from Falikang based on the arrangements under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items, and the reimbursements from the insurance for the legal fees associated with the class action lawsuit, which is recoverable under our insurance policies.
•
Accrued and other liabilities decreased $17.1 million, primarily driven by payment of $35.3 million to Astellas and $11.5 million to AstraZeneca related to accrued API and bulk drug product price true-up and bonus and severance payouts, totaling $25.2 million. The decreases were offset by $42.4 million of historical co-promotion balances due to AstraZeneca based on the arrangements under the above-mentioned settlement agreements, accrued restructuring charge of $18.6 million related to the reduction in force in August 2024, and accrued inventory related cost of $8.5 million as of September 30, 2024, as part of the cost of goods sold resulting from the above-mentioned termination of the AstraZeneca U.S./RoW agreement. The accrued and other liabilities were also impacted by cost control efforts and the timing of invoicing and payment;

•
Accounts receivable increased $16.0 million, primarily driven by the billings to Falikang based on the arrangements under the above-mentioned settlement agreements and related to the increase product sales, as well as the timing of receipt of the billings under our collaboration and license agreements;
•
Deferred revenue decreased $15.2 million, primarily related to the $33.1 million product revenue recognized from the previously deferred revenue of the China performance obligation during the nine months ended September 30, 2023. See the Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. In addition, the decrease in deferred revenue was also related to the $3.2 million royalty revenue recognized from the deferred revenue under the Astellas Europe Agreement, and the reclassification of $5.6 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the nine months ended September 30, 2023. See the Drug Product Revenue, Net section in Note 2, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. Deferred revenue was no longer netted against any contract assets as of September 30, 2024, and the $22.5 million of unbilled co-development revenue under the AstraZeneca China Amendment and the $4.0 million unbilled regulatory milestone payment under the AstraZeneca China Agreement as of December 31, 2023 were billed during the three months ended September 30, 2024 under the above-mentioned settlement agreements;
•
Accounts payable decreased $8.7 million, primarily driven by the timing of invoicing and payments and cost control efforts; and
•
Inventory decreased $17.8 million primarily driven by the $12.6 million of work-in-progress inventory that was reimbursed as part of the above-mentioned termination of the AstraZeneca U.S./RoW agreement.

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

Net cash provided by investing activities was $124.3 million for the nine months ended September 30, 2024 and consisted of $132.2 million of proceeds from maturities of investments, partially offset by $8.6 million of cash used in purchases of available-for-sale securities.

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

Net cash used in financing activities was immaterial for the nine months ended September 30, 2024.

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

If we are unable to repatriate additional cash from our China operations or raise additional capital in the U.S., within the next 12 months, we would not be able to comply with our debt covenants under our senior secured term loan facilities that requires a minimum balance of $30 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, our senior secured term loan facilities would become immediately due and payable. We continue to evaluate measures to repatriate additional cash from our China operations. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

Commitments and Contingencies

Contractual Obligations

As of September 30, 2024, we had $2.0 million of operating lease liabilities. The material cash requirements related to our lease liabilities included $1.3 million expected to be paid within the next 12 months.

As of September 30, 2024, we had outstanding total non-cancelable purchase obligations of $1.0 million for manufacture and supply of roxadustat and $6.0 million for other purchases and programs, all of which are expected to be paid within the next 12 months. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of September 30, 2024, we had $72.8 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of September 30, 2024, we had $57.2 million of liability related to sale of future revenues on the condensed consolidated balance sheets, $0.3 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Some of our license agreements provide for periodic maintenance fees over specified time periods, as well as payments by the Company upon the achievement of development, regulatory and commercial milestones. As of September 30, 2024, future milestone payments for research and preclinical stage development programs consisted of up to approximately $697.9 million in total potential future milestone payments under our license agreements with HiFiBiO (for Gal-9 and CCR8), Medarex, Inc. and others. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. The event triggering such payment or obligation has not yet occurred.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2024 compared with the disclosures in Part II, Item 7 of our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and nine months ended September 30, 2024, we believe there were no material changes to our exposure to market risks as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of September 30, 2024, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 11, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

SUMMARY RISK FACTORS

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our positron emission tomography (“PET”) imaging agent FG-3180).
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
•
The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States (“U.S.”), and we may encounter significant problems in securing and defending our intellectual property rights outside the U.S.

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

Risks Related to Our International Operations

•
We have established operations in the People’s Republic of China (“China”) and are seeking approval to commercialize our product candidates outside of the U.S., and a number of risks associated with international operations could materially and adversely affect our business.
•
The pharmaceutical industry in China is highly regulated and such regulations are subject to change.
•
We use our own manufacturing facilities in China to produce roxadustat active pharmaceutical ingredient (“API”) and drug product for the market in China. There are risks inherent to operating commercial manufacturing facilities, and with these being our single source suppliers, we may not be able to continually meet market demand.
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

RISK FACTORS

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our PET imaging agent FG-3180).*

To date, we have invested substantially in the research and development of pamrevlumab and roxadustat.

With the negative pamrevlumab data released in July 2024 and the termination of pamrevlumab development, the future value drivers for FibroGen, Inc. (“FibroGen” or the “Company”) now depend in large part on the continued commercial success of roxadustat and the development of FG-3246 (in conjunction with our PET imaging agent FG-3180), which is in clinical development for metastatic castration-resistant prostate cancer.

We continue to co-commercialize roxadustat in China with AstraZeneca AB (“AstraZeneca”) and develop roxadustat in China in chemotherapy-induced anemia. We continue to co-commercialize roxadustat in Japan and Europe with Astellas Pharma Inc. (“Astellas”).

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

•
failure either by us or the clinical research organizations (“CROs”) or investigators that conduct clinical trials on our behalf, to comply with regulations or GCPs, clinical trial protocols, or contractual agreements, which may adversely impact our clinical trials, as well as, investigator-sponsored trials;
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
•
failure by collaboration partners or other third parties such as clinical investigators to perform or complete their clinical programs in a timely manner, or at all; or
•
Failure of data from investigator-sponsored clinical trials, which are used as supportive evidence for our initial IND studies, to meet GCP standards.

Any of these factors, many of which are beyond our control, could delay or jeopardize our or our collaboration partners’ abilities to obtain regulatory approval for our product candidates in one or more indications.

Even if we believe our clinical trials, as well as, investigator-sponsored trials are successful, regulatory authorities may not agree that our completed clinical trials provide adequate data on safety or efficacy. Approval by one regulatory authority does not ensure approval by any other regulatory authority.

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

When we have an investigator-sponsored trial, we would have to rely on sponsor’s data generated independently under sponsor’s institutional practices. As a result, there is an additional risk that results may differ in future trials run by FibroGen as the sponsor.

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
•
difficulty enrolling a sufficient number of patients to conduct our clinical trials, as well as, investigator-sponsored trials as planned;
•
inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, warning letter, or other regulatory action; and
•
changes in laws or regulations.

In particular, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials, as well as, investigator-sponsored trials depends on the rate at which we can recruit and enroll patients in testing our product candidates. Patients may be unwilling to participate in clinical trials of our product candidates for a variety of reasons, some of which may be beyond our control, including:

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

There may be additional complexity involved in the development of FG-3246 if we use our radiolabeled antibody PET imaging agent, FG-3180, as a required screening for registration. We plan to commence a sub-study of FG-3180 to assess the correlation between CD46 expression and patient response to FG-3246. While FG-3180 and FG-3246 use the same base anti-CD46 antibody, FG-3180 will require additional regulatory approval and may have additional development risks. If FG-3180 is required for registration of FG-3246, delays in the development of FG-3180 could delay the development of FG-3246.

Our product candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates or that may be identified as related to our product candidates by physician investigators conducting our clinical trials, as well as, investigator-sponsored trials, or even competing products in development that utilize a similar mechanism of action or act through a similar biological disease pathway could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. If we determine that there is a likely causal relationship between a serious adverse event and our product candidate, and such safety event is material or significant enough, it may result in:

•
our clinical trial development plan becoming longer and more expensive;
•
terminating our clinical trials, as well as, investigator-sponsored trials for the product candidates or specific indications affected;
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

If our manufacturers or we cannot properly manufacture the appropriate volume of product, we may experience delays in development, regulatory approval, launch or successful commercialization.*

Completion of our clinical trials, as well as, investigator-sponsored trials, and commercialization of our products require access to, or development of, facilities to manufacture and manage our product candidates at sufficient yields, quality and scale. We may need to enter into additional manufacturing agreements and may be unable to do so on satisfactory terms or in a timely manner. In addition, we may experience delays or technical problems associated with technology transfer of manufacturing processes to any new suppliers.

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

Please see also our risk factor titled “We may have shortfalls, delays, or excesses in manufacturing.”

Our commercial drug product and the product we use for clinical trials must be produced under applicable cGMP regulations. Failure to comply with these regulations by us or our third-party manufacturers may require us to recall commercial product or repeat clinical trials, which would impact sales revenue and/or delay the regulatory approval process.

We or our partners may add or change manufacturers, change our manufacturing processes, or change packaging specifications to accommodate changes in regulations, manufacturing equipment or to account for different processes at new or second source suppliers. Manufacturing changes made to one of our drugs or drug candidates, include, but are not limited to, demonstration of comparability to regulatory approved/ in approval products and processes, additional clinical trials, delays in development or commercialization, earlier expiration dates, shorter shelf life, or specification failures, and those changes may materially impact our operations and potential profitability. This includes the scenario that the change may be unsuccessful and cause delays or other negative impact.

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

Risks Related to Our Reliance on Third Parties

If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate would suffer.*

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including University of California, San Francisco, for the continued development of FG-3246 (in conjunction with our PET biomarker). While we control development of FG-3246 up to the 4-year evaluation period, we will be doing so under our investigational new drug application that references Fortis’s investigational new drug application. If Fortis were unable or unwilling to continue their development efforts or cooperate with ours, our ability to develop FG-3246 (in conjunction with our PET biomarker) would be delayed.

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

We rely heavily on university, hospital, and other institutions and third parties, including the principal investigators and their staff, to carry out our clinical trials, as well as, investigator-sponsored trials in accordance with GCP, clinical protocols, and designs. We also rely on a number of third-party CROs or other third parties to assist in undertaking, managing, monitoring, imaging and testing, and otherwise executing our ongoing clinical trials. We expect to continue to rely on CROs, clinical data management organizations, medical institutions, clinical investigators, and other third parties to conduct our development efforts in the future. We compete with many other companies for the resources of these third parties, and other companies may have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize these relationships over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which would result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

Despite our reliance on third parties for certain development and management activities, such as clinical trials, we, as the sponsor, remain responsible for ensuring that these activities are conducted in accordance with the FDA and foreign regulatory authorities’ investigational plans and protocols, including GCP requirements. Regulatory enforcement of GCP, cGMP, and good laboratory practices requirements can occur through periodic inspections of trial sponsors, principal investigators, and trial sites.

To ensure the quality and accuracy of our data remains uncompromised and reliable, our third-party service providers and clinical investigators or clinical partners must comply with applicable GCP requirements, regulations, protocols, and agreements. Failures to do so by such third-party partners, or needing to replace such third-party service providers, may delay, suspend or terminate development of our product candidates, result in exclusion of patient data from approval applications, or require additional clinical trials before approval of marketing applications. Such events may ultimately prevent regulatory approval for our product candidates on a timely basis, at a reasonable cost, or at all.

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

If any third-party manufacturers terminate their engagements with us or fail to perform as agreed, we may be required to identify, qualify, and contract with replacement manufacturers (including entering into technical transfer agreements to share know-how), which process may result in significant costs and delays to our development and commercialization programs. Furthermore, premature termination of third-party manufacturers may result in additional cost burden for FibroGen.

We may have shortfalls, delays, or excesses in manufacturing.*

Our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. We may be subject to payments to other third-party manufacturers to cover portions or all of the committed manufacturing campaigns even if we do not need the material for clinical or commercial usage. In addition, third-party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for FibroGen.

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

Our collaboration partners or we may be subject to patent infringement claims from third parties. We attempt to ensure that our product candidates do not infringe third-party patents and other proprietary rights. However, the patent landscape in competitive product areas is highly complex, and there may be patents of third parties of which we are unaware that may result in claims of infringement. Accordingly, there can be no assurance that our product candidates do not infringe proprietary rights of third parties, and parties making claims against us may seek and obtain injunctive or other equitable relief, which could potentially block further efforts to develop and commercialize our product candidates, including roxadustat or FG-3246 (in conjunction with our PET imaging agent FG-3180). Any litigation involving defense against claims of infringement, regardless of the merit of such claims, would involve substantial litigation expense and would be a substantial diversion of management time.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that our product candidates we may discover, in-license or acquire and seek to develop in the future, will not obtain regulatory approval in any particular jurisdiction or indication.

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

We are planning to bring artificial intelligence (“AI”) into our IT platforms and services. However, our competitors might integrate AI faster or more effectively than us, which could put us at a disadvantage. Additionally, if AI helps create content, analyses, or recommendations that turn out to be flawed or biased, or even just perceived that way, it could hurt our business and financial health. AI can also lead to cybersecurity issues, potentially exposing personal data of users. Such incidents could damage our reputation and affect our performance. As AI technology rapidly evolves, and with the possibility of new regulations, we may need additional resources to ensure we use AI responsibly and ethically to avoid unforeseen negative consequences. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

We plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and, in any event, must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of September 30, 2024, approximately $51.0 million of our cash and cash equivalents is held in China.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for chemotherapy-induced anemia in China, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for metastatic castration-resistant prostate cancer. Most of our revenue generated to date has been based on our collaboration agreements and we have limited commercial drug product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2023, 2022 and 2021 were $284.2 million, $293.7 million and $290.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1.9 billion. As of September 30, 2024, we had capital resources from cash and cash equivalents of $131.0 million. In addition, as of September 30, 2024, we had $29.0 million of accounts receivable in our current assets. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by chronic kidney disease, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue our operations in China and continue our clinical development efforts on FG-3246 and FG-3180. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. If we are unable to repatriate additional cash from our China operations or raise additional capital in the U.S., within the next 12 months, we would not be able to comply with our debt covenants under our senior secured term loan facilities that requires a minimum balance of $30 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, our senior secured term loan facilities would become immediately due and payable. We continue to evaluate measures to repatriate additional cash from our China operations. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

On August 2, 2024, FibroGen approved a reduction to its U.S. workforce of approximately 75% to lower its operating expenses, causing the loss of valuable skills, experience, and productivity. Furthermore, employee turnover and other risks described above may be exacerbated by the restructuring as well as recent stock performance.

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

For example, we and certain of our current and former executive officers have been named as defendants in a consolidated putative class action lawsuit (“Securities Class Action Litigation”) and certain of our current and former executive officers and directors have been named as defendants in several derivative lawsuits (“Derivative Litigation”). The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements about our Phase 3 clinical studies data and prospects for FDA approval. The complaints filed in the Derivative Litigation asserts claims based on some of the same alleged misstatements and omissions as the Securities Class Action Litigation and seeks, among other things, unspecified damages. While the Securities Class Action Litigation has been settled, we intend to vigorously defend the claims made in the Derivative Litigation; however, the outcome of these matters cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In the fourth quarter of 2021, FibroGen received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. We have been fully cooperating with the SEC’s investigation and are currently discussing with the SEC for a potential settlement.

Our Board of Directors also received litigation demands from our purported shareholders, asking the Board of Directors to investigate and take action against certain current and former officers and directors of ours for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. We may in the future receive such additional demands.

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management. For additional information regarding our pending litigation and SEC investigation, see Note 11, Commitments and Contingencies, to the condensed consolidated financial statements.

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

Our third party service providers may be exposed to natural disasters and other catastrophes.*

Our third party service providers, who we rely on for critical support functions, may be exposed to significant risks from natural disasters and other catastrophic events, including earthquakes, power outages, and unforeseen disruptions. Many of these providers are in regions prone to earthquakes and fires, such as the San Francisco Bay Area. These risks could severely impact their operations, infrastructures,or abilities to deliver services, which could in turn disrupt our business continuity and have a material adverse effect on our operations and financial results. Although we have conducted comprehensive risk assessments, the vulnerability of our third-party partners to these events remains a significant risk, particularly as many operate from single sites with limited disaster recovery capabilities. Their inability to recover promptly from such events could result in service delays or interruptions, leading to operational challenges, and increased costs for us.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended September 30, 2024, the closing price of our common stock on The Nasdaq Global Select Market has ranged from $0.33 per share to $2.73 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

•
results of clinical trials of our product candidates;
•
the timing of the release of results of and regulatory updates regarding our clinical trials, as well as, investigator-sponsored trials;
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

As a result of fluctuations caused by these and other factors, comparisons of our operating results across different periods may not be accurate indicators of our future performance. Any fluctuations that we report in the future may differ from the expectations of market analysts and investors, which could cause the price of our common stock to fluctuate significantly. Moreover, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. We are currently subject to such litigation, and it has diverted, and could continue to result in diversions of, our management’s attention and resources and it could result in significant expense, monetary damages, penalties or injunctive relief against us. For a description of our pending litigation and SEC investigation, see Note 11, Commitments and Contingencies, to the condensed consolidated financial statements.

There is a risk that our common stock would be delisted due to not meeting the Nasdaq price requirement.*

On September 12, 2024, FibroGen received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market notifying us that for 30 consecutive business days the bid price of FibroGen’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rule 5450(a)(1).

The notification received has no immediate effect on the listing of FibroGen’s common stock on Nasdaq. In accordance with listing rule 5810(c)(3)(A), we have 180 calendar days, or until March 11, 2025, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) before March 11, 2025.

If our common stock does not achieve compliance by March 11, 2025, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. We expect that our common stock would remain listed pending the Hearing Panel’s decision.

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

FibroGen, Inc.

Date: November 12, 2024	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Juan Graham
Juan Graham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)