Form 10-K
period 2024-12-31
FIBROGEN INC
filed 2025-03-17
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-36740

FIBROGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0357827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 Bay Street, Suite 100 #6009 San Francisco, CA	94133
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(415) 978-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FGEN	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $88.4 million. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 28, 2025 was 100,916,956.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) incorporate information by reference from the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, our ability to operate in the People’s Republic of China (“China”), the closing of the sale of our roxadustat business in China, the potential for cash, cash equivalents and accounts receivable to fund FibroGen’s operating plans, expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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
•
We are subject to stringent and evolving United States and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Risks Related to Our International Operations

•
If we are unable to consummate the sale of FibroGen International to AstraZeneca Treasury Limited, the trading price of our common stock and our business may be harmed.
•
We have established operations in China and there are a number of risks associated with international operations could materially and adversely affect our business.
•
The pharmaceutical industry in China is highly regulated and such regulations are subject to change.
•
We use our own manufacturing facility in China to produce roxadustat drug product for the market in China. There are risks inherent to operating commercial manufacturing facilities and we may not be able to continually meet market demand.
•
There is a risk of manufacturing disruption due to geopolitical tensions in China and related to United States legislation impacting WuXi AppTec and Wuxi Biologics.
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

CHINA OPERATIONS AND RELATED RISKS

We are incorporated in the state of Delaware. Pending the sale of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited, we operate within the Chinese market through FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), a wholly-owned subsidiary established in Beijing. FibroGen Beijing consists of development and commercialization operations, as well as, a drug product manufacturing facility. FibroGen Beijing holds the regulatory licenses issued by the Chinese regulatory authorities in respect of roxadustat. FibroGen Beijing has a branch office located in Shanghai, China. We have decommissioned our API manufacturing facility in Cangzhou, China, and intend to source roxadustat API for China from Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”). FibroGen Beijing also owns 51.1% of Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”), a joint venture established by FibroGen and operated in conjunction with AstraZeneca Investment (China) Co., Ltd. for the purpose of distributing our sole drug product approved for sale in China, roxadustat. Falikang conducts distribution activities for roxadustat within China while AstraZeneca Investment (China) Co., Ltd., AstraZeneca AB (“AstraZeneca”) and AstraZeneca (Wuxi) Trading Co., Ltd. provide sales and marketing services in support of roxadustat. Thus, stockholders of FibroGen, Inc. have an ownership interest in the joint venture, Falikang, through the FibroGen, Inc. equity ownership in our subsidiaries, including FibroGen Beijing.

For a full discussion of our business in China, please see the section below titled “China - Roxadustat Commercial Program” as well as the section titled “ROXADUSTAT IN ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES”. We summarize certain risks associated with our operations in China in this section, however, please refer also to the section of this Annual Report captioned “Item 1A. Risk Factors” for additional risks related to our international operations.

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

Due to our operations in China and the United States, any unfavorable government policies on cross-border relations and/or international trade (including increased scrutiny on companies with significant China-based operations, capital controls or tariffs) may affect the competitive position of our drug products, the hiring of personnel, the demand for our drug products, the import or export of products and product components, our ability to raise capital, the market price of our common stock, or prevent us from selling our drug products in certain countries. While we do not operate in an industry that is currently subject to foreign ownership limitations in China, China could decide to limit foreign ownership in our industry, in which case there could be a risk that we would be unable to do business in China as we are currently structured.

If we are unable to close the sale of FibroGen International, our long-term plans for distributing cash flows from FibroGen Beijing may involve any number of scenarios including keeping the money onshore to fund future expansion of our China operations or paying down additional debt obligations. Our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, is headquartered in the U.S. and was not identified in the Public Company Accounting Oversight Board (“PCAOB”) report dated December 16, 2021 as a firm that the PCAOB was unable to inspect. Therefore, the Holding Foreign Companies Accountable Act does not apply to us.

The consummation of the sale of FibroGen International is subject to the satisfaction or waiver of various customary closing conditions, including the receipt of regulatory approval from the China State Administration for Market Regulation. We cannot guarantee that the closing conditions set forth in the share purchase agreement will be satisfied and if we are unable to satisfy the closing conditions, AstraZeneca Treasury Limited will not be obligated to purchase FibroGen International. In the event that the sale is not completed, the announcement of the termination of the share purchase agreement may adversely affect the trading price of our common stock and our business. In addition, if the sale of FibroGen International to AstraZeneca Treasury Limited is not completed, our Board of Directors and management, may evaluate other strategic alternatives with respect to FibroGen International, if any are available, which alternatives may not be as favorable to our stockholders as the proposed sale to AstraZeneca Treasury Limited, and may not result in any definitive transaction or enhanced stockholder value.

PART I

ITEM 1. BUSINESS

OVERVIEW

FibroGen, Inc. (“FibroGen”) is a biopharmaceutical company focused on development of novel therapies at the frontiers of cancer biology and anemia.

We are developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. We anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC in mid-2025.

We and our collaboration partners have developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease patients on dialysis and not on dialysis.

On February 20, 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation. The operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations, while the related assets and liabilities were classified within the consolidated balance sheets as held for sale for all periods presented. Unless otherwise noted, discussion within this Annual Report on Form 10-K relates to solely to our continuing operations.

FibroGen has retained the rights to roxadustat in the United States of America (U.S.), Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas Pharma Inc. (“Astellas”). Roxadustat is not approved for commercialization in any indication in the United States, Canada, or Mexico. Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

We continue to evaluate a development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndrome, a high-value indication with significant unmet medical need. We intend to meet with the U.S. Food and Drug Administration (“FDA”) in the second quarter of 2025 to discuss the potential path forward for roxadustat in myelodysplastic syndromes (“MDS”).

FG-3246 AND FG-3180 IN METASTATIC CASTRATION-RESISTANT PROSTATE CANCER

Disease Overview

Prostate cancer is the second most common malignancy in men, contributing significantly to male mortality rates. Approximately 13% of men will be diagnosed with prostate cancer at some point during their lifetime. There are about 65,000 drug treatable mCRPC cases in the U.S. annually and 5-year survival in mCRPC is approximately 30%.

Current Standard of Care

Treatment choice in first and second line mCRPC significantly depends on patients’ prior treatments. Androgen receptor signaling inhibitors (“ARSIs”) and chemotherapy are the preferred treatments in patients who have not been exposed to either in earlier lines of therapy. Most patients previously treated with an ARSI for metastatic hormone-sensitive prostate cancer (“mHSPC”) receive chemotherapy in first-line mCRPC. Rechallenge with an alternative ARSI is associated with limited benefit in this setting.

For the 25-30% of patients with homologous recombination repair mutation (“HRRm”), PARP inhibitors are the standard of care for mCRPC patients.

Recent approvals of prostate-specific membrane antigen (“PSMA”)-targeted radiopharmaceuticals in the post-ARSI and post-chemotherapy setting have diversified treatment options in advanced mCRPC. Furthermore, PSMA-PET has been validated as standard of care diagnostic in prostate cancer, while LOCAMETZ or an approved PSMA-11 imaging agent are approved to select patients for treatment with Pluvicto (lutetium Lu 177 vipivotide tetraxetan).

FibroGen is developing FG-3246 in the post-ARSI, pre-chemotherapy mCRPC setting. This is an area of high unmet need, where radiographic progression free survival is approximately 5.6-6 months after switching to a different ARSI, and approximately 8 months with chemotherapy. Novel mechanisms of action that extend survival are critical in this setting as well as biomarker driven treatment approaches. FG-3246 and the potential patient selection biomarker FG-3180 are being developed to address these unmet medical needs.

FG-3246 for the Treatment of Metastatic Castration-Resistant Prostate Cancer

We are developing FG-3246 in mCRPC and exploring other potential cancer indications. FG-3246 is a potential first-in-class ADC targeting a novel epitope on CD46. In addition to CD46 being expressed at high levels in certain tumor types with limited expression in most normal tissues, CD46 is a cell receptor that induces internalization upon antibody binding, which makes it an ideal target for an ADC . The cytotoxic payload of FG-3246 is monomethyl auristatin E (“MMAE”), an anti-mitotic agent that has been utilized in four commercially approved antibody-drug conjugate drugs.

We have met with the FDA to discuss the development pathway of FG-3246, and we anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC in the mid-2025.

In conjunction with this Phase 2 study, we also plan to commence an exploratory study of FG-3180, our PET imaging agent. FG-3180 is a diagnostic radiopharmaceutical utilizing a radiolabeled version of our CD46 targeting antibody in FG-3246 to assess the correlation between CD46 expression and the response to FG-3246.

FG-3246 demonstrated monotherapy efficacy in a Phase 1 clinical study in heavily pre-treated, biomarker unselected patients with mCRPC. Results included a median radiographic progression-free survival (“rPFS”) of 8.7 months and a PSA50 response in 36% of evaluable patients. For RECIST evaluable patients, 20% met the criteria of a partial response, or measurable reduction in tumor size of ≥ 30%, with a median duration of response of 7.5 months. FG-3246 demonstrated an acceptable safety profile, with adverse events consistent with those observed in other ADC therapies with an MMAE payload, and included infusion related reactions, fatigue, weight loss, neutropenia, and peripheral neuropathy.

In May 2024, the University of California, San Francisco (“UCSF”) presented positive interim results from the investigator-sponsored Phase 1b/2 study of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2024 American Society of Clinical Oncology Annual Meeting. The presentation includes data from 17 biomarker unselected patients in the dose escalation portion of the trial. Over 70% of the patients in the study received at least two prior androgen receptor signaling inhibitors, which included prior enzalutamide treatment. Dose escalation was explored with and without prophylactic granulocyte colony-stimulating factor (“G-CSF”) support. The primary endpoint was determination of the maximally tolerated dose of FG-3246 in combination with enzalutamide. The combination treatment demonstrated an encouraging preliminary estimate of median rPFS of 10.2 months. The maximally tolerated dose was established at 2.1 mg/kg adjusted body weight, with primary G-CSF prophylaxis, in combination with enzalutamide 160 mg/day. The most frequent adverse events were consistent with other monomethyl auristatin E-based ADCs and included fatigue, weight loss, elevated transaminases, neutropenia, and peripheral neuropathy. We expect topline results from the Phase 2 portion of this study, including data on the CD46-targeted PET imaging agent FG-3180, in the second half of 2025.

ROXADUSTAT IN ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

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

Lower-risk MDS patients represent approximately 77% of the total diagnosed MDS population. National Comprehensive Cancer Network (“NCCN”) guidelines recommend the use of erythropoiesis-stimulating agents (“ESAs”), luspatercept and imetelstat in lower risk MDS patients, depending on patients’ treatment history, serum EPO levels and ring sideroblast status.

Currently available treatment options are effective in only ~50% patients and they are challenging to dose-calibrate and can only be administered via subcutaneous injection or through IV infusion. New strategies that provide durable response and the convenience of oral administration are highly desired in managing patients with MDS.

Market Opportunity for Roxadustat in Myelodysplastic Syndromes

We believe there is a significant need for a safe, effective, and convenient option to address anemia in patients with lower-risk MDS. Roxadustat, our orally administered small molecule hypoxia-inducible prolyl hydroxylase (“HIF-PH”) inhibitor, stimulates the body’s natural mechanism of red blood cell production and iron hemostasis based on cellular-level oxygen-sensing and iron-regulation mechanisms. Unlike ESAs which are limited to providing exogenous EPO, roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of red blood cell progenitors, an increase in the body’s production of endogenous EPO, and an increase in iron availability for hemoglobin synthesis, which we believe is important in a broad range of MDS patients. Moreover, in anemia of chronic kidney disease (“CKD”), roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by C-reactive protein (“CRP”), where ESAs have shown limited effect. We believe that roxadustat has the potential to replicate this result in MDS anemia patients, where it is not uncommon for patients to present with autoimmune and inflammatory conditions.

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

FibroGen intends to meet with the FDA in the second quarter 2025 to discuss the potential path forward for roxadustat in MDS.

ROXADUSTAT IN ANEMIA OF CHRONIC KIDNEY DISEASE

In collaboration with our partners Astellas and AstraZeneca, roxadustat (爱瑞卓®️, EVRENZOTM) is approved to treat anemia in CKD in China, Europe, Japan, and numerous other countries.

China – Roxadustat Commercial Program

On February 20, 2025, we and our subsidiary FibroGen China Anemia Holdings, Ltd. entered into a Share Purchase Agreement with AstraZeneca Treasury Limited, a subsidiary of AstraZeneca plc, pursuant to which we agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) for an aggregate purchase price of approximately $160 million, comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries, currently anticipated to be approximately $75 million, as of the closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. Upon the closing, we will assign to them all rights to roxadustat in China, Hong Kong, and Macao, including rights to manufacture, develop, distribute, and commercialize roxadustat.

FibroGen has retained the rights to roxadustat in the U.S., Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas. Roxadustat is not approved for commercialization in any indication in the U.S., Canada, or Mexico. Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

In 2024, roxadustat sales in China continued to see significant volume growth in the treatment of anemia caused by CKD in non-dialysis and dialysis patients. In 2024, roxadustat was the top CKD anemia brand in China with approximately 46% value share within the segment of ESAs and HIF-PH inhibitors. Roxadustat has seen broad adoption across the three patient populations of hemodialysis, peritoneal dialysis, and non-dialysis.

However, the China Health Authority has since accepted abbreviated new drug applications (“NDAs”) for over 20 generics roxadustat applicants and approved eight for marketing in China. Now that the requisite number (four or more) of generics are approved in China, there is a substantial risk of roxadustat being subject to the country’s volume-based purchasing (“VBP”) program whereby a national tender could be called. We expect this could happen for roxadustat in the first half of 2025. If a tender is called for roxadustat, our access to the China market as the originator drug would be significantly impacted and our price would be further reduced, resulting in significant reductions in the topline revenue for roxadustat.

Europe - Roxadustat Commercial Program

In Europe, our partner Astellas continues the commercialization of EVRENZOTM (roxadustat), which is approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

Japan - Roxadustat Commercial Program

In Japan, our partner Astellas continues the commercialization of EVRENZOTM (roxadustat), which is approved for the treatment of anemia associated with CKD in both non-dialysis and dialysis patients.

COLLABORATIONS

Collaboration Partnerships for Roxadustat

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. For the years ended December 31, 2024 and 2023, our revenue for continuing operations was substantially related to our collaboration agreements.

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

AstraZeneca

On February 20, 2025, we and our subsidiary FibroGen China Anemia Holdings, Ltd. entered into a Share Purchase Agreement with AstraZeneca Treasury Limited, a subsidiary of AstraZeneca plc, pursuant to which we agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited for an aggregate purchase price of approximately $160 million, comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries, currently projected to be approximately $75 million, as of the anticipated closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. Upon the closing, we will assign to AstraZeneca Treasury Limited all rights to roxadustat in China, Hong Kong, and Macao, including rights to manufacture, develop, distribute, and commercialize roxadustat.

FibroGen has retained the rights to roxadustat in the U.S., Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas. Roxadustat is not approved for commercialization in any indication in the U.S., Canada, or Mexico. Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

Our collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated (except South Korea) on February 23, 2024.

Under the AstraZeneca collaboration agreement for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”), which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, and FibroGen International (Hong Kong) Limited (collectively, “FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the AstraZeneca China Amendment in the third quarter of 2020, as discussed and defined below.

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

Additional Information Related to Collaboration Agreements

Additional information related to our collaboration agreements is set forth in Item 7 of this Annual Report, and Note 4, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report. Information about collaboration partners that accounted for more than 10% of our total revenue for the last two fiscal years is set forth in Note 16, Segment and Geographic Information, to our consolidated financial statements under Item 8 of this Annual Report.

Exclusive License from HiFiBiO

In June 2021, we entered into an exclusive license and option agreement with HiFiBiO (HK) Ltd. (d.b.a. HiFiBiO Therapeutics) (“HiFiBiO”), pursuant to which we exclusively licensed from HiFiBiO all product candidates in HiFiBiO’s Galectin-9 program and subsequently exclusively licensed all product candidates in HiFiBiO’s CCR8 program. We are currently negotiating a termination of the license from HiFiBiO, and an exclusive license of our advancements to HiFiBiO. We will provide further updates upon completion.

Exclusive License and Option to Acquire Fortis Therapeutics

In May 2023, we entered into an exclusive option agreement to acquire Fortis with its novel Phase 1 antibody-drug conjugate, FG-3246 (previously FOR46), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement, FibroGen has exclusively licensed FG-3246 and will control and fund future research and development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the option period (which ends on the earlier of 120 days after Fortis or FibroGen submits data from any Phase 2 clinical trial of a product to the FDA for the purpose of progressing to a Phase 3 clinical trial or May 2027 absent extension). As part of the clinical development strategy, we will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection.

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

We received an $8.0 million upfront payment from Eluminex in 2022 and thereafter recognized a $3.0 million milestone payment based on Eluminex implanting a biosynthetic cornea in the first patient of its clinical trial in China, a $3.0 million manufacturing related milestone payment and a $1.0 million upfront payment in 2023. Additional information related to the Eluminex license revenue is set forth in Note 4, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report.

STRATEGIC FINANCING AGREEMENTS

In November 2022, we entered into a revenue interest financing agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

In April 2023, we entered into a financing agreement (the “Financing Agreement”) with a $75.0 million senior secured term loan with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent. For additional details about this financing transaction, see Note 9, Senior Secured Term Loan Facilities, to the consolidated financial statements. Upon the closing of the sale of FibroGen International and its subsidiaries to AstraZeneca, we intend to repay our term loan facility with Morgan Stanley Tactical Value.

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive, particularly in some of the indications of our developing drug candidates. We face competition from multiple other pharmaceutical and biotechnology companies, many of which have significantly greater financial, technical and human resources and experience in product development, manufacturing and marketing. These potential advantages of our competitors are particularly a risk in pancreatic cancer, where we do not currently have a development or commercialization partner.

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

We also face competition from generics that could enter the market after expiry of our composition of matter patent. The China Health Authority has since accepted abbreviated NDAs for over 20 generics roxadustat applicants and approved eight for marketing in China. Given that the requisite number (four or more) of generics have been approved in China, there is a substantial risk of being subject to the country’s VBP program whereby a national tender could be called for roxadustat. We expect this to occur in the first half of 2025. If a tender is called for roxadustat, our access to the China market as the originator drug would be significantly impacted and our price would be further reduced, resulting in significant reductions in the topline revenue for roxadustat. As these generic manufacturers would offer unpatented version of roxadustat at a significantly reduced price, this competition could materially and adversely affect our business results and financial conditions.

MANUFACTURE AND SUPPLY

We continue to enter into contractual arrangements with qualified third-party manufacturers to manufacture and package our products and product candidates. We believe this manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of product candidates rather than diverting resources to establishing a significant internal manufacturing infrastructure, unless there is additional strategic value for establishing manufacturing capabilities. As our product candidates proceed through development, we explore or enter into longer-term commercial supply agreements with key suppliers and manufacturers in order to meet the ongoing and planned clinical and commercial supply needs for ourselves and our partners. Our timing of entry into these agreements is based on the current development and commercialization plans.

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third-party contract manufacturers. We have entered into commercial supply arrangements with Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent Pharma Solutions, LLC (“Catalent”) as our primary manufacturers of roxadustat drug substance (also known as active pharmaceutical ingredient (“API”) and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally except for China, for which it manufactures an intermediate to be further manufactured by FibroGen Beijing. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas, and China, where they are manufactured by FibroGen Beijing. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

In China, our Beijing facility received the Good Manufacturing Practice license for API and drug product. We are manufacturing drug product at our FibroGen Beijing manufacturing facility for commercial supply, but we are not currently manufacturing API at this facility. We have decommissioned our API manufacturing facility in Cangzhou, China, and intend to source roxadustat API for China from WuXi STA. We may also qualify a third-party manufacturer to produce commercial API under the Marketing Authorization Holder System program.

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

The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the Investigational New Drug Application (“IND”), which includes a protocol detailing, among other things, the objectives of the clinical trial. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

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

Data Privacy and Security

In the ordinary course of our business, we may process confidential, proprietary, and sensitive information, including personal data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), China’s Personal Information Protection Law, the ePrivacy Directive, and the Payment Card Industry Data Security Standard. Several states within the U.S. have enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws that require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

For example, as a cost containment measure, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations. There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to future judicial or Congressional challenges, other litigation, and healthcare reform measures that may impact the PPACA and our business.

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

In addition, if an approved drug manufactured in China qualified as an innovative drug or an improved new drug before December 1, 2019, such drugs were eligible for a monitoring surveillance period for up to five years for the purpose of protecting public health. Under the regulations, during this post-marketing surveillance period, the NMPA would not accept marketing authorization applications filed by another company for the same product, nor approve marketing authorization applications filed by another company to produce, change dosage form of, or import the drug. The approved manufacturer was required to provide an annual report to the regulatory department of the province, autonomous region or municipality directly under the central government where it is located during the surveillance period. Although this procedure was reportedly still active for drugs that had qualified prior to changes in the law ending the monitoring surveillance provisions, the CDE started accepting marketing authorization applications for generic forms of roxadustat, starting in May 2023, and have now approved eight generic forms of roxadustat for marketing in China.

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

Roxadustat Patent Portfolio

While the composition-of-matter patents covering roxadustat expired in 2024 (except in the U.S., where they expire in 2025), the roxadustat patent portfolio includes additional patents providing protection for roxadustat, including protection for the commercial crystalline form, pharmaceutical compositions, and key intermediates in roxadustat synthesis. Subject to the additional details outlined below for particular territories, and exclusive of any patent term extension, U.S. and foreign patents relating to crystalline forms of roxadustat and key intermediates in roxadustat synthesis are due to expire in 2033, and U.S. and foreign patents relating to photostable formulations of roxadustat are due to expire in 2034.

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

In China, no photostable formulation patent has yet been granted (applications are pending under reexamination). Our roxadustat China patent portfolio additionally includes a granted patent and pending patent applications directed to roxadustat particle size distribution (PSD) in commercial formulations and use of roxadustat to treat select chemotherapy-induced anemia patient populations. These patents and patent applications, upon grant, could extend the exclusivity of the roxadustat franchise with respect to the claimed subject matter to 2043.

Several patents in our roxadustat patent portfolio have been challenged in Europe and China. In particular, patent challenges have been filed against our crystal form patents in Europe and China, and against our photostable formulations patent in Europe. While European Patent No. 2872488 (the “`488 Patent”), which claims the commercial crystalline form of roxadustat, was originally revoked in opposition, the decision is currently under appeal. The `397 Patent was upheld in opposition, and the opponents have appealed the decision. Finally, our European Patent No. 3003284 (the “284 Patent”), which claims photostable formulations of roxadustat, was recently revoked on appeal by the opponents, with no further right to appeal available to us. In China, three roxadustat crystal form patents were revoked in first-round proceedings and the revocations were upheld on first appeal; however, all decisions currently remain on appeal. Final resolution of these proceedings in Europe and China will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

FG-3246 Patent Portfolio

Our FG-3246 patent portfolio includes U.S. and foreign patents and pending patent applications providing, upon grant, composition-of-mater protection for FG-3246 that are due to expire in 2035 exclusive of any patent term extension. In addition, U.S. patents, and US and foreign pending patent applications directed to pharmaceutical compositions and dosing of FG-3246 provide protection through an expiry date of 2041 exclusive of any patent term adjustment or extension that may be available in a particular country.

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

In-Licenses

Fortis Therapeutics / University of California, San Francisco (UCSF)

Effective May 5, 2023, we entered into an Evaluation Agreement with Fortis Therapeutics, Inc., under which FibroGen was granted an exclusive license to certain Fortis intellectual property (IP) and additional IP in-licensed by Fortis from UCSF for the purpose of performing evaluation activities associated with use of FG-3246/FOR46 particularly for treatment of mCRPC. The IP includes know-how, patents, and patent applications related to FG-3246 composition-of-matter and variants thereof, anti-CD46 antibodies and immunoconjugates made therefrom, and formulations, dosing regimens, and uses thereof. Composition-of-matter patents for FG-3246 are due to expire in 2035, and formulation and dosing regimen patents are due to expire in 2041, in each case exclusive of any patent term extension or adjustment that may be available.

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

Unless terminated according to terms in the Evaluation Agreement, the term of the license is subject to an Option Agreement and Plan of Merger by and between FibroGen, Fortis Therapeutics, and Shareholder Representative Services LLC dated May 5, 2023. If we exercise our merger option on or before the option exercise deadline, we will acquire Fortis Therapeutics and all benefits and obligations associated with the Fortis IP and license with UCSF, subject to contingent payments of up to $200 million based on certain milestones. If we do not exercise our merger option, the license will terminate at the option exercise deadline which is the earlier of 120 days after Fortis or FibroGen submits data from any Phase 2 clinical trial of a product to the FDA for the purpose of progressing to a Phase 3 clinical trial or May 2027 absent extension.

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

We are currently negotiating a termination of the license from HiFiBiO, and an exclusive license of our advancements to HiFiBiO. We will provide further updates upon completion

HUMAN RESOURCES

We had 52 employees in the U.S. and 173 employees in China as of December 31, 2024. None of our U.S. employees are represented by a labor union. None of our employees have entered into a collective agreement with us.

We are highly committed to building a diverse, dedicated, and impassioned team to deliver innovative therapies to patients facing serious unmet medical needs. Our core values of excellence, respect for people, integrity, and empowerment are fundamental to how we attract, grow, engage, and retain our people.

In September 2024, we conducted a modified company-wide engagement survey to assess employee sentiment following our reduction in force. Overall, we had a 95% participation rate. Further, in 2022, an independent firm established a diversity, equity, and inclusion index based upon 10 employee questions within the survey to measure the effectiveness of, and employee sentiment about, our progress in nurturing a culture of diversity, equity, belonging and inclusion; our diversity index score was 86% in 2024 a slight reduction from previous years reporting compared to 89% (China 90%, U.S. 88%) in 2023 and 88% in 2022.

The biotechnology industry is an extremely competitive labor market and recruiting and retaining employees is critical to the continued success of our business. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, commercialization, and administrative activities. In August 2024, FibroGen initiated a restructuring plan to lower our operating expenses in light of the negative pamrevlumab clinical trial data. The restructuring plan included a reduction of our U.S. workforce of approximately 75%.

We consistently review and evaluate our people practices to ensure that we attract, develop and retain a diverse, engaged and talented workforce. Our offerings include competitive, innovative and equitable pay practices, comprehensive health and wellness benefits, retirement and life insurance offerings, and flexible work arrangements. In addition to annual compliance training on harassment prevention, our Code of Conduct, Anti-Bribery and data privacy, our employees are offered tuition reimbursement eligibility.

Ensuring diversity in our workforce begins with role modeling and striving for diversity in senior management. On our Board of Directors, 2 of 5 members (40%) are female. Further, 1 of 5 members (20%) identifies as Asian ethnicity. Notably, our U.S. workforce is 54% female. Our U.S. employees that self-report ethnicity are 62% Asian, Hispanic or Black.

In 2023, we performed an environmental, social, and governance (“ESG”) assessment of our operations, finding that we accomplished most of our ESG goals, including adopting a policy to increase patient diversity in clinical trials. In 2024, we adopted a cybersecurity incidence response policy and committee charter, and approved a 2024 Equity Incentive Plan.

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

CORPORATE INFORMATION

Our mailing address is at 350 Bay Street, Suite 100, #6009, San Francisco, California 94133 and our telephone number is (415) 978-1200. Our website address is www.FibroGen.com. The information contained on our website is not incorporated by reference herein.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we deem immaterial may also impair our business operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our positron emission tomography (“PET”) imaging agent FG-3180).

The future value drivers for FibroGen, Inc. (“FibroGen” or the “Company”) depend in large part on the continued commercial success of roxadustat in Europe, Japan, and the People’s Republic of China (“China”), the potential of roxadustat anemia associated with lower-risk myelodysplastic syndrome, and the development of FG-3246 (in conjunction with our PET imaging agent FG-3180), which is in clinical development for metastatic castration-resistant prostate cancer.

If our efforts in these programs are unsuccessful, it may materially and adversely affect our business and financial condition.

Drug development and obtaining marketing authorization is a very difficult endeavor and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.

The development, manufacturing, marketing, and selling of our products and product candidates are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the United States of America (“U.S.”) and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is safe and effective for use in each indication for which approval is sought.

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
•
failure of the drug to pass interim futility criteria for efficacy in a clinical trial design;
•
adverse side effects that meet safety stopping rules for the study in a clinical trial design;
•
delay or failure to reach timely agreement on acceptable terms with prospective CROs and clinical trial sites;
•
delay or failure to recruit, enroll and retain patients through the completion of the trial;
•
patient recruitment, enrollment, or retention, clinical site initiation, or retention problems associated with civil unrest, military conflicts around the world, or natural disasters;
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

There may be additional complexity involved in the development of FG-3246 if we use our radiolabeled antibody PET imaging agent, FG-3180, as a required screening for registration. As part of our upcoming Phase 2 mono-therapy trial of FG-3246, we plan to commence a sub-study of FG-3180 to assess the correlation between CD46 expression and patient response to FG-3246. While FG-3180 and FG-3246 use the same base anti-CD46 antibody, FG-3180 will require additional regulatory approval and may have additional development risks. If FG-3180 is required for registration of FG-3246, delays in the development of FG-3180 could delay the development of FG-3246. In addition, if there are delays in receiving an Investigational New Drug Application (“IND”) for FG-3180 or other delays in beginning the FG-3180 sub-study, this could reduce the number of patients in our FG-3246 study with PET diagnostic data thereby affecting our overall FG-3246 study data or development.

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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. The China Health Authority has accepted abbreviated new drug applications (“NDAs”) for over 20 generic roxadustat applicants and approved eight for marketing in China.

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

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including University of California, San Francisco, for the continued development of FG-3246 (in conjunction with our PET biomarker). While we control development of FG-3246 up to the 4-year evaluation period, we will be doing so under our investigational new drug application that references Fortis’s investigational new drug application. If Fortis were unwilling to cooperate with development efforts, our ability to develop FG-3246 (in conjunction with our PET biomarker) would be delayed.

While we terminated our collaboration agreement with AstraZeneca AB (“AstraZeneca”) for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”), we have active collaboration agreements with respect to the development and commercialization of roxadustat with Astellas Pharma Inc. (“Astellas”) and with AstraZeneca in China and South Korea. These agreements provide for reimbursement of our development costs by our collaboration partners and also provide for the commercialization of roxadustat throughout the major territories of the world.

On February 20, 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which we agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables. Until closing, the collaboration agreement with AstraZeneca, and associated reimbursement of our development costs, will remain in effect.

Our current agreements with Astellas and AstraZeneca provide them with the right to terminate their agreements with us upon the occurrence of negative clinical results, delays in the development and commercialization of our product candidates or adverse regulatory requirements or guidance. In addition, each of those agreements provides our partners the right to terminate any of those agreements upon written notice for convenience. The termination of any of our collaboration agreements would require us to fund and perform any further development and commercialization of roxadustat in the affected territory or pursue another collaboration, which we may be unable to do, either of which could have an adverse effect on our business and operations. Moreover, if Astellas or AstraZeneca, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to profit from the commercialization of roxadustat could suffer.

For instance, the AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea). Although our ongoing collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) continues through closing of the Share Purchase Agreement, this eliminates any additional potential milestones or other payments AstraZeneca would have made under the AstraZeneca U.S./RoW Agreement except for potentially in South Korea. The likelihood receiving such payments was remote due to our withdrawal of the U.S. new drug application for chronic kidney disease (“CKD”) anemia. And while we are now investigating new licensing opportunities for roxadustat, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

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

Certain collaboration partners could also become our competitors in the future. If our collaboration partners develop competing products, fail to obtain necessary regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of our product candidates, the development and commercialization of our product candidates and products could be delayed.

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

We do not have operating manufacturing facilities at this time other than our roxadustat manufacturing facility in China. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates for drug product in Europe and other countries, and on our partner Astellas for drug product in Japan. We rely on third parties for distribution, including our collaboration partners and their vendors, except in China where we have established a jointly owned entity with AstraZeneca to manage most of the distribution in China. Risks arising from our reliance on third-party manufacturers include:

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

We may have shortfalls, delays, or excesses in manufacturing.

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

Intellectual property protecting our roxadustat product is either being challenged or will expire at various times in the coming years, raising the possibility of generic competition. The China Health Authority has approved eight generic forms of our EVRENZOTM product (爱瑞卓®️, roxadustat) for marketing in China. The introduction of generic competition for a patented branded medicine typically results in a significant and rapid reduction in net sales and operating income for the branded product because generic manufacturers typically offer their unpatented versions at sharply lower prices. Such competition can occur after successful challenges to intellectual property rights or the regular expiration of the term of the patent or other intellectual property rights. Such competition can also result from a Declaration of Public Interest or the compulsory licensing of our drugs by governments, or from a general weakening of intellectual property laws in certain countries around the world. In addition, generic manufacturers sometimes take an aggressive approach to challenging intellectual property rights, including conducting so-called “launches at risk” of products that are still under legal challenge for infringement before final resolution of legal proceedings.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require employees, consultants, advisors and third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular China, where we have operations, pending the sale of FibroGen International (Hong Kong) Ltd. to AstraZeneca Treasury Limited, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we cannot prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not establish or maintain a competitive advantage in our market, which could materially and adversely affect our business and operations.

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

Third parties have challenged and may again challenge our patents and patent applications. In particular, patent challenges have been filed against our crystal form patents in Europe and China, and against our photostable formulations patent in Europe. In Europe, our European Patent No. 3470397 (the “`397 Patent”), which claims formulations comprising the commercial crystalline form of roxadustat was upheld in opposition, the opponents have appealed the decision in this case. Our European Patent No. 3003284 (the “`284 Patent”), which claims photostable formulations of roxadustat, was recently revoked on appeal by the opponents, with no further right to appeal available to us. In China, three roxadustat crystal form patents were revoked in first-round proceedings and the revocations were upheld on first appeal; however, all decisions currently remain on appeal. Final resolution of these proceedings in Europe and China will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. For example, in China, we have had substantial difficulty effectively maintaining, prosecuting and enforcing our intellectual property rights. As we have experienced in multiple jurisdictions, proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Outside the U.S., laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, including health-related information. For example, under the EU GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target customers in Asia and have operations in China and are subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

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

Healthcare reform in the U.S. in the future may include changes to Prescription Drug User Fee Act (PDUFA) funding, or other actions that impact FDA programs or personnel funded by user fees. If user fees are cut or eliminated, or if personnel funded by user fees are terminated at FDA, the result could increase uncertainty on review timelines or extend FDA review timelines (e.g., NDAs, Biologics License Applications), which can result in delays for regulatory action and adversely impact drug development timelines.

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

Risks Related to Our International Operations

If we are unable to consummate the sale of FibroGen International to AstraZeneca Treasury Limited, the trading price of our common stock and our business may be harmed.

The consummation of the sale of FibroGen International is subject to the satisfaction or waiver of various customary closing conditions, including the receipt of regulatory approval from the China State Administration for Market Regulation. We cannot guarantee that the closing conditions set forth in the Share Purchase Agreement will be satisfied and if we are unable to satisfy the closing conditions, AstraZeneca Treasury Limited will not be obligated to purchase FibroGen International. In the event that the sale is not completed, the announcement of the termination of the Share Purchase Agreement may adversely affect the trading price of our common stock and our business, including that we will not have sufficient liquidity to continue operations in the U.S. for twelve months from the date of this Annual Report and will not be able to comply with our debt covenant under our senior secured term loan facilities that requires a minimum of $30 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. In addition, if the sale of FibroGen International to AstraZeneca Treasury Limited is not completed, our Board of Directors, may evaluate other strategic alternatives with respect to FibroGen International, if any are available, which alternatives may not be as favorable to our stockholders as the proposed sale to AstraZeneca Treasury Limited, and may not result in any definitive transaction or enhance stockholder value.

We have established operations in China and there are a number of risks associated with international operations could materially and adversely affect our business.

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

We use our own manufacturing facility in China to produce roxadustat drug product for the market in China. There are risks inherent to operating commercial manufacturing facilities, and we may not be able to continually meet market demand.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the National Medical Products Administration and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China, and we do not yet have a secondary source supplier for either roxadustat API or drug product in China. Consequently, we also carry single source supplier risk for all countries we or our partners are selling in, other than China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facility. Certain equipment, records and other materials located in these facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China.

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

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, we have a profit-sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to competition and our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Roxadustat’s recent inclusion in the 2023 National Reimbursement Drug List came with a limited 7% price reduction. Such reimbursement pricing for China is effective for a standard two-year period (between January 1, 2024, and December 31, 2025). The China Health Authority has since accepted abbreviated NDAs for over 20 generics roxadustat applicants and approved eight for marketing in China. Given that the requisite number (four or more) generics have been approved in China, there is a substantial risk of roxadustat being subject to the country’s volume-based purchasing (“VBP”) program whereby a national tender could be called. We expect this to occur in the first half of 2025. If a tender is called for roxadustat, our access to the China market as the originator drug would be significantly impacted and our price would be further reduced, resulting in significant reductions in the topline revenue for roxadustat.

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

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, we plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and, in any event, must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2024, approximately $51.7 million of our cash and cash equivalents is held in China, which was included in the held for sale assets in the consolidated balance sheet, that we will have access to the entirety of it upon the close of the sale of FibroGen International to AstraZeneca Treasury Limited.

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

The tax regulations of the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. New laws, new interpretations of existing laws, such as the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development, and any legislation proposed by the relevant taxing authorities, or limitations on our ability to structure our operations and intercompany transactions may lead to inefficient tax treatment of our revenue, profits, royalties, and distributions, if any are achieved. For example, the Biden administration proposed to increase the U.S. corporate income tax rate from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax, although the enacted Inflation Reduction Act of 2022 omitted to include any of these proposals but included only a minimum tax on certain large corporations and a tax on certain repurchases of stock on the corporations doing those repurchases. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may adversely impact our effective tax rate.

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

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, if we are unable to obtain the necessary approvals or permissions in order to operate our business in China, if we inadvertently conclude that such approvals or permissions are not required, or if we are subject to additional requirements, approvals, or permissions, it could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our common stock.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for chemotherapy-induced anemia in China, potentially anemia in lower-risk myelodysplastic syndromes in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for metastatic castration-resistant prostate cancer. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2024 and 2023 were $47.6 million and $284.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1.9 billion. As of December 31, 2024, we had capital resources from cash and cash equivalents of $50.5 million for our continuing operations. In addition, as of December 31, 2024, we had $51.7 million of cash and cash equivalents and $18.4 million of accounts receivable in China, which were included in the held for sale assets in the consolidated balance sheet. We will have access to the entirety of the cash, cash equivalents, and accounts receivable balances in China upon the close of the sales of FibroGen International to AstraZeneca Treasury Limited. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, upon closing of the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue our clinical development efforts. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. If we are unable to complete the sale of FibroGen International, access additional cash from our China operations, or raise additional capital in the U.S., we will not have sufficient liquidity to continue operations in the U.S. for the twelve months from the date of this Annual Report and will not be able to comply with our debt covenant under our senior secured term loan facilities that requires a minimum balance of $30 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, our senior secured term loan facilities could become immediately due and payable. We have evaluated measures to access additional cash from our China operations and we believe the sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

In November 2022, we entered into a $50 million RIFA financing with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

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

In April 2023, we entered into a financing agreement (“Financing Agreement”) with a $75 million senior secured term loan with investment funds managed by Morgan Stanley Tactical Value, as lenders, and Wilmington Trust, National Association, as the administrative agent.

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

For additional details about these financing transactions, see Note 9, Senior Secured Term Loan Facilities and Note 10, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

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

In August 2024, we approved a reduction to our U.S. workforce of approximately 75% to lower our operating expenses, causing the loss of senior management and employees with valuable skills, experience, and productivity. If we are unable to continue to attract and retain personnel with the quality and experience necessary to advance the development of our product candidates, our ability to pursue our strategy will be limited and our business and operations would be adversely affected.

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

For example, we and certain of our former executive officers have been named as defendants in a consolidated putative class action lawsuit (“Securities Class Action Litigation”) and certain of our current and former executive officers and directors have been named as defendants in several derivative lawsuits (“Derivative Litigation”). The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements about our Phase 3 clinical studies data and prospects for FDA approval. The complaints filed in the Derivative Litigation asserts claims based on some of the same alleged misstatements and omissions as the Securities Class Action Litigation and seeks, among other things, unspecified damages. While the Securities Class Action Litigation has been settled, we intend to vigorously defend the claims made in the Derivative Litigation; however, the outcome of these matters cannot be predicted.

The claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In the fourth quarter of 2021, we received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. We have been fully cooperating with the SEC’s investigation and are currently discussing a potential resolution.

Our Board of Directors also received litigation demands from our purported shareholders, asking the Board of Directors to investigate and take action against certain current and former officers and directors of ours for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. We may in the future receive additional similar demands.

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

Our third party service providers may be exposed to natural disasters and other catastrophes.

Our third party service providers, who we rely on for critical support functions, may be exposed to significant risks from natural disasters and other catastrophic events, including earthquakes, power outages, and unforeseen disruptions. Many of these providers are in regions prone to earthquakes and fires, such as the San Francisco Bay Area. These risks could severely impact their operations, infrastructures, or abilities to deliver services, which could in turn disrupt our business continuity and have a material adverse effect on our operations and financial results. Although we have conducted comprehensive risk assessments, the vulnerability of our third-party partners to these events remains a significant risk, particularly as many operate from single sites with limited disaster recovery capabilities. Their inability to recover promptly from such events could result in service delays or interruptions, leading to operational challenges, and increased costs for us.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the year ended December 31, 2024, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $0.29 per share to $2.73 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

There is a risk that our common stock would be delisted due to not meeting the Nasdaq price requirement.

As previously disclosed, on September 12, 2024, FibroGen received a letter from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market notifying FibroGen that for 30 consecutive business days the bid price of FibroGen’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rule 5450(a)(1) (the “Rule”). Therefore, in accordance with the Nasdaq listing rules, FibroGen was provided 180 calendar days, or until March 11, 2025 to regain compliance with the minimum bid price rule.

On March 12, 2025, FibroGen received written notice from Nasdaq notifying FibroGen that it did not regain compliance with the Rule and, unless the Company requested an appeal of this determination, is subject to delisting from the Nasdaq Global Select Market at the opening of business on March 21, 2025.

On March 14, 2025, FibroGen appealed this determination and therefore such delisting has been stayed. Our common stock will remain listed on the Nasdaq pending the ruling by the Nasdaq Hearings Panel.

We believe we will be successful in our appeal at the Nasdaq Hearings Panel and therefore be eligible for an additional 180-day period to regain compliance with the minimum bid price. We also believe we will be able to regain compliance with the Rule and cure the minimum bid price deficiency, including by effecting a reverse stock split, if necessary.

However, there can be no assurance that our appeal to the Hearings Panel will be successful or that we will regain compliance with the minimum bid price rule or maintain compliance with the other listing requirements within the above timelines, or if it is necessary for us to effect a reverse stock split in order for us to regain compliance with the minimum bid price rule we may fail to do so, in which case our common stock may be delisted.

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

We are a smaller reporting company, and the reduced disclosure requirements applicable to us may make our common stock less attractive to investors.

We are a “smaller reporting company,” and we are therefore eligible for certain provisions of the Exchange Act, including only being required to provide two years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common shares less attractive as a result of our reliance on these reduced disclosure obligations, there may be a less active trading market for our common shares and our price of our common shares may be more volatile.

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

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in IRC Section 382. We would undergo an ownership change if, among other things, the stockholders who own, directly or indirectly, 5% or more of our common stock, or are otherwise treated as “5% shareholders” under Section 382 of the U.S. Internal Revenue Code and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for March 2015 is 2.67%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. The Company performed an IRC Section 382 analysis and do not believe there were ownership changes as of December 31, 2024. Thus, IRC Section 382 will not limit the use of our net operating loss and tax credit carryforwards. We continue to monitor trading activities in our shares which could cause ownership change in future years.

Tariffs or other trade policy changes could harm our business.

Changes in trade policies, tariffs, and geopolitical tensions may impact our business, supply chain, and costs of operations. Governments worldwide, including the U.S. and key trade partners like China, have imposed and may continue to impose tariffs, export controls, trade restrictions, and other measures that could impact our supply chain and our costs of doing business. If we are impacted by the changing trade relations between the U.S. and other countries, our business and results of operations may be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Governance and Responsibilities

Our Board of Directors recognizes that cybersecurity represents an important component of the Company's overall enterprise risk management (“ERM”). Throughout the year, our Board of Directors and its Committees engage with management to discuss and mitigate a wide range of enterprise risks, including cybersecurity.

We seek to mitigate cybersecurity risks through a cross-functional approach, including our Cybersecurity Committee, focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to and remediating cybersecurity incidents as and if they occur.

Our Cybersecurity Committee is comprised of information technology, finance, legal, human resources and data privacy employees. It meets regularly to review and oversee the Company’s data security programs, policies, and strategies, including with respect to cybersecurity risk mitigation, business continuity, and business resiliency. Our Cybersecurity Committee (along with the Chief Financial Officer and General Counsel) also reviews, analyzes, and responds to cybersecurity incidents and breaches.

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

Our head of Information Technology (“IT”) oversees overall cybersecurity management and implements our cybersecurity programs with the IT group, including appropriate risk mitigation strategies, systems, processes, and controls and provides periodic reports to our Audit Committee at least semi-annually. The head of IT holds a Masters in Computer Information Systems and a Bachelor of Science degree in Microbiology, and has served in leadership roles within the pharmaceutical and biotechnology industries for over 25 years, including leading enterprise-wide cybersecurity strategies, regulatory compliance programs, and IT transformation initiatives at leading biopharmaceutical companies. The head of IT has expertise spanning cybersecurity governance, risk management, cloud security, AI-driven cybersecurity enhancements, infrastructure modernization, and enterprise-wide IT resilience. The head of IT plays a key role in aligning cybersecurity frameworks with industry regulations such as SOC compliance, SOX, GxP, and data privacy standards, ensuring a secure and compliant IT environment to support business objectives.

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

ITEM 2. PROPERTIES

We lease approximately 67,000 square feet of office and manufacturing space in Beijing, China, and multiple office spaces in Beijing and Shanghai, China. Our leases in China expire in 2026. We have decommissioned our API manufacturing facility in Cangzhou, China, and intend to manufacture API for China at WuXi STA. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any legal proceedings in our consolidated balance sheet as of December 31, 2024, except for the class action settlement, as we could not predict the ultimate outcome of these matters, or reasonably estimate any possible loss or range of loss. For a discussion of our legal proceedings, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements.

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

Stockholders

As of February 28, 2025, there were 93 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, international operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements” and ““Risk Factors” sections of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless noted otherwise, this management’s discussion and analysis relates solely to our continuing operations and does not reflect the operations results of FibroGen International (defined below), which is reflected as discontinued operations in our Consolidated Financial Statements.

BUSINESS OVERVIEW

FibroGen, Inc. (“FibroGen” or the “Company”) is a biopharmaceutical company focused on development of novel therapies at the frontiers of cancer biology and anemia.

We are developing FG-3246, a potential first-in-class antibody-drug conjugate targeting CD46, for the treatment of metastatic castration-resistant prostate cancer and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent.

We and our collaboration partners have developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

In February 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca AB (“AstraZeneca”) is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

We will retain the rights to roxadustat in the United States of America (“U.S.”), Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas Pharma Inc. (“Astellas”). Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

We continue to evaluate a development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndrome, a high-value indication with significant unmet medical need.

Financial Highlights

	Years Ended December 31,
	2024	2023
	(in thousands, except for per share data)
Result of Operations
Revenue	$29,621	$46,803
Operating costs and expenses	180,037	369,524
Loss from continuing operations	(153,098)	(322,970)
Loss from continuing operations per share - basic and diluted	$(1.53)	$(3.32)

	December 31, 2024	December 31, 2023
	(in thousands)
Balance Sheet
Cash and cash equivalents	$50,482	$81,553
Short-term investments	—	121,898
Accounts receivable	$481	$5,121

Our revenue for the year ended December 31, 2024 primarily included the revenues recognized related to the following:

•
$25.7 million cumulative catch-up net adjustment in the drug product revenue, as a result of terminating the AstraZeneca U.S./RoW Agreement (as defined below), effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea.
•
$2.0 million of drug product revenue related to active pharmaceutical ingredient (“API”) deliveries to Astellas; and
•
$1.8 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca.

As comparison, our revenue for the year ended December 31, 2023 primarily included the revenues recognized related to the following:

•
$18.8 million of drug product revenue related to API deliveries to Astellas;
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

Total operating costs and expenses decreased $189.5 million for the year ended December 31, 2024 compared to the prior year as a result of the net effect of the following:

•
$61.4 million lower clinical trial expenses primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
$51.5 million lower employee-related expenses primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;
•
$24.9 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
$24.6 million one-time, non-cash charge of acquired in-process research and development (“IPR&D”) expenses, in the nine-month period in prior year, associated with the exclusive license for FG-3246 from Fortis Therapeutics, Inc. (“Fortis”) and the acquisition of Fortis;

•
$16.7 million lower facilities-related expenses due to cost control efforts and lower depreciation expense as certain property and equipment reached their useful lives in prior year period, offset by the loss on disposal of property and equipment associated with efforts to streamline operations;
•
$12.4 million lower outside services expenses due to termination of pamrevlumab programs, wind down of remaining obligations and cost control efforts;
•
$10.0 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated;
•
$4.3 million lower legal expenses primarily due to lower activities in corporate legal, legal proceedings and intellectual properties;
•
$11.6 million higher cost of goods sold mainly correspondingly to the above-mentioned drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as defined further below; and
•
$6.8 million higher restructuring charge recorded related to the reduction in force plan in August 2024 with larger scale as compared to the reduction in force plan in July 2023.

Our research and development expenses were $95.7 million and $266.5 million for the years ended December 31, 2024 and 2023, respectively. Since inception and through December 31, 2024, we have incurred a total of approximately $3.3 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab, FG-3246 and other HIF-PH inhibitors. We expect to continue to incur significant expenses and operating losses over at least the next few years as we continue to make investments in research and development to advance our product candidate portfolio. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. We implemented cost reduction efforts in 2023 and 2024 in connection with our efforts to streamline operations to align with our business goals. As a result, operating expenses have decreased and may continue to decrease in certain areas over time.

During the year ended December 31, 2024, we had a loss from continuing operations of $153.1 million or loss from continuing operations per basic and diluted share of $(1.53), as compared to a loss from continuing operations of $323.0 million, or loss from continuing operations per basic and diluted share of $(3.32) for the prior year, primarily due to a decrease in operating costs and expenses, offset by a decrease in revenues.

Cash and cash equivalents, investments and accounts receivable totaled $51.0 million at December 31, 2024, a decrease of $157.6 million from December 31, 2023, primarily due to cash used in operations, discussed under the Liquidity and Capital Resources section below.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 4, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount for upfront payments and milestone payments received through December 31, 2024 totals $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was ($2.9) million and $15.7 million for the years ended December 31, 2024 and 2023, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $4.9 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

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

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). The aggregate amount for upfront payments and milestone payments received through December 31, 2024 totals $81.2 million.

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

In September 2023, we received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market roxadustat in China through 2028. We evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, all of which was recognized as revenue during the third quarter of 2023 from performance obligations satisfied.

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

We account for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, is included in the discontinued operations in the consolidated statement of operations, and the investment in unconsolidated subsidiary is included the held for sale assets in the consolidated balance sheet. See Note 3, Discontinued Operations, to the consolidated financial statements for details.

Product revenue, net, which is included in the discontinued operations, consists primarily of revenues from sales of roxadustat commercial product to Falikang. Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang. The net transaction price for FibroGen Beijing’s product sales to Falikang is based on a gross transaction price, adjusted for the estimated profit share.

FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, adjusted for the estimated profit share. In addition, AstraZeneca bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. AstraZeneca is entitled to reimbursement of its sales and marketing expenses up to a cumulative capped amount of a percentage of net sales. Once such amount is reached, AstraZeneca will bill the co-promotion expenses based on actual costs as incurred plus a markup on a prospective basis, which is currently expected to continue through 2033. Such amount was reached during the year ended December 31, 2024. In addition, Development costs continue to be shared 50/50 between the Parties.

We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognize revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. During the years ended December 31, 2024 and 2023, included in the discontinued operations, we recognized $159.0 million and $89.1 million of net product revenue from the sales to Falikang, and $14.7 million and $11.9 million of net product revenue from sales directly to distributors in one province in China, respectively.

Licensing Activities

Exclusive License with Eluminex

In April 2023, FibroGen and Eluminex entered into an Amended and Restated Exclusive License Agreement (“A&R Eluminex Agreement”) in order to add to the license rights to recombinant human collagen Type I (in addition to the rights to collagen Type III that were already licensed).

See the Eluminex Agreement section in Note 4, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
License revenue	$—	$9,649	$(9,649)	(100)%
Development and other revenue	1,948	18,401	(16,453)	(89)%
Drug product revenue, net	27,673	18,753	8,920	48%
Total revenue	$29,621	$46,803	$(17,182)	(37)%

Under our revenue recognition policy, license revenue includes amounts from upfront, non-refundable license payments and amounts allocated pursuant to the standalone selling price method from other consideration received during the respective periods. This revenue is generally recognized as deliverables are met and services are performed. License revenues represented 0% and 21% of total revenues for the years ended December 31, 2024 and 2023, respectively.

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of December 31, 2024, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021 and we expect to continue through 2033, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented. Development and other revenues represented 7% and 39% of total revenues for the years ended December 31, 2024 and 2023, respectively.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca, under the AstraZeneca U.S./RoW Agreement, and Astellas in support of pre-commercial preparation prior to the New Drug Application or marketing authorization application approval, and to Astellas for ongoing commercial activities in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. Drug product revenues represented 93% and 40% of total revenues for the years ended December 31, 2024 and 2023, respectively.

The AstraZeneca U.S./RoW Agreement was terminated on February 23, 2024 (except for South Korea), while the AstraZeneca China Agreement and relationship continue unaffected. In the future, we will continue generating revenue from collaboration agreements in the form of milestone payments and royalties on drug product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $17.2 million or 37% for the year ended December 31, 2024 compared to the year ended December 31, 2023 for the reasons discussed in the sections below.

License Revenue

	Years Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
License revenue:
AstraZeneca	$—	$2,649	$(2,649)	(100)%
Eluminex	—	7,000	(7,000)	(100)%
Total license revenue	$—	$9,649	$(9,649)	(100)%

License revenue decreased $9.6 million or 100% for the year ended December 31, 2024 compared to the year ended December 31, 2023. We did not have any license revenue for the year ended December 31, 2024.

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

Development and Other Revenue

	Years Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Development revenue:
Astellas	$1,413	$6,662	$(5,249)	(79)%
AstraZeneca	418	9,473	(9,055)	(96)%
Total development revenue	1,831	16,135	(14,304)	(89)%
Other revenue	117	2,266	(2,149)	(95)%
Total development and other revenue	$1,948	$18,401	$(16,453)	(89)%

Development and other revenue decreased $16.5 million, or 89% for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Development revenue recognized under our collaboration agreements with Astellas for the year ended December 31, 2024 was impacted by the decrease in co-development billings due to the closeout activities under our collaboration agreements with Astellas for roxadustat.

Development revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2024 was the final development revenue as a result of the termination of the AstraZeneca U.S./RoW Agreement. Development revenue recognized under our collaboration agreements with AstraZeneca for the year ended December 31, 2023 also included the allocated revenue of $0.8 million related to the above-mentioned $4.0 million regulatory milestone associated with the renewal of our right to continue to market Roxadustat in China.

Other revenue recognized for the two years ended December 31, 2024 included our contract manufacturing agreement with Eluminex, under which we are responsible for supplying the cornea product at 110% of our product manufacturing costs until our manufacturing technology is fully transferred to Eluminex, which occurred by the end of 2023, and ceased in the first quarter of 2024. Other revenue recognized for the year ended December 31, 2023 also included a $0.5 million upfront payment related to patent transfer under from Eluminex and revenue from sales of certain research and development material.

Drug Product Revenue

	Years Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(2,872)	$15,656	$(18,528)	(118)%
Astellas Europe Agreement	4,874	3,097	1,777	57%
AstraZeneca U.S./RoW Agreement	25,671	—	25,671	NM
Total drug product revenue, net:	$27,673	$18,753	$8,920	48%

________________________

NM = Not meaningful

Drug product revenue increased $8.9 million, or 48% for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Astellas Japan Agreement

We updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment and accordingly recorded a reduction to the drug product revenue of $2.9 million for the year ended December 31, 2024. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign exchange impacts, among others.

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

As of December 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2023, the related balances were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

Astellas Europe Agreement

During the fourth quarter of 2024, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, we reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million, representing our best estimate that this amount will be paid within the next 12 months.

During the fourth quarter of 2023, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, we reclassified $38.7 million from the related deferred revenue to accrued liabilities. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million, and we paid $35.3 million to Astellas during the year ended December 31, 2024.

In addition, we recognized royalty revenue of $4.3 million and $2.3 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the years ended December 31, 2024 and 2023, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

As described above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, we accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue, and received the cash during the second quarter of 2024. In addition, the related accrued liabilities of $11.2 million as of December 31, 2023 was settled during the second quarter of 2024.

Operating Costs and Expenses

	Years Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$15,561	$3,962	$11,599	293%
Research and development	95,692	266,473	(170,781)	(64)%
Selling, general and administrative	49,330	86,483	(37,153)	(43)%
Restructuring charge	19,454	12,606	6,848	54%
Total operating costs and expenses	$180,037	$369,524	$(189,487)	(51)%

Total operating expenses decreased $189.5 million, or 51% for the year ended December 31, 2024 compared to the year ended December 31, 2023, for the reasons discussed in the sections below.

Cost of goods sold

Cost of goods sold increased $11.6 million or 293% for the year ended December 31, 2024 compared to the year ended December 31, 2023.

As described above, during the year ended December 31, 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $14.6 million during the year ended December 31, 2024.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $0.8 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods.

Cost of goods sold for the years ended December 31, 2024 and 2023 also included manufacturing costs $0.1 million and $0.8 million, respectively, related to our contract manufacturing revenue from Eluminex, which ceased in the first quarter of 2024.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2024 and 2023:

	Phase of	Years Ended December 31,
Product Candidate	Development	2024	2023
		(in thousands)
Pamrevlumab	Phase 2/3	$49,696	$122,154
FG-3246	Phase 1	20,484	30,189	*
Roxadustat	Approved / Phase 3	6,527	20,952
FG-3165	Preclinical	14,144	17,670
Other research and development expenses		4,841	75,508
Total research and development expenses		$95,692	$266,473

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

Research and development expenses decreased $170.8 million, or 64% for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of the net effect of the following:

•
Decrease of $61.4 million in clinical trials costs primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
Decrease of $36.5 million in employee-related costs primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;
•
$24.6 million one-time, non-cash charge of acquired IPR&D expenses, in the prior year, associated with the exclusive license for FG-3246 from Fortis and the acquisition of Fortis;
•
Decrease of $17.2 million in facilities-related expenses due to cost control efforts and lower depreciation expense as certain property and equipment reached their useful lives in prior year period, offset by the loss on disposal of property and equipment associated with efforts to streamline operations during the third quarter of 2024;
•
Decrease of $13.4 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
Decrease of $10.0 million in drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated; and
•
Decrease of $7.0 million in outside services expenses primarily due to termination of pamrevlumab programs, wind down of remaining obligations and cost control efforts.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services, recruiting fees and expenses associated with obtaining and maintaining patents. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024, and efforts to streamline operations to align with our business goals in the second half of 2023. As a result, SG&A expenses have overall decreased and may continue to decrease over time.

SG&A expenses decreased $37.2 million, or 43% for the year ended December 31, 2024 compared to the year ended December 31, 2023, as a result of the net effect of the following:

•
Decrease of $15.0 million in employee-related costs primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;
•
Decrease of $11.5 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units;
•
Decrease of $5.4 million in outside services expenses due to cost control efforts; and
•
Decrease of $4.3 million in legal expenses primarily due to lower activities in corporate legal, legal proceedings and intellectual properties.

Restructuring Charge

In response to the topline clinical results for pamrevlumab in patients with pancreatic cancer we announced in July 2024, we implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously winding down remaining obligations, and reducing our U.S. workforce by approximately 75%. As a result, we recorded a total of $19.5 million non-recurring restructuring charge during the year ended December 31, 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions.

In July 2023, we approved a restructuring plan to lower our operating expenses. The restructuring plan included reducing our U.S. workforce by approximately 32%. As a result, we recorded a total of $12.6 million non-recurring restructuring charge during the third quarter of 2023, primarily consisting of notice period and severance payments, accrued vacation and employee benefits contributions.

Interest and Other, Net

	Years Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(8,247)	$(8,095)	$(152)	2%
Interest income and other income (expenses), net	5,296	7,594	(2,298)	(30)%
Total interest and other, net	$(2,951)	$(501)	$(2,450)	489%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense remained flat for the year ended December 31, 2024 compared to the year ended December 31, 2023, and primarily included interest expense of $7.9 million and $7.7 million, respectively, related to sale of future revenues under the Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”) entered into in November 2022. See Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

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

Interest income and other income (expenses), net decreased $2.3 million, or 30%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to lower interest income resulting from lower investment balances.

Benefit from Income Taxes

	Years Ended December 31,
	2024	2023
	(dollars in thousands)
Loss before income taxes	$(153,367)	$(323,222)
Benefit from income taxes	(269)	(252)
Effective tax rate	0.2%	0.1%
The provisions for income taxes for each of the two years ended December 31, 2024 were due to foreign taxes.

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

Discontinued Operations

On February 20, 2025, we entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

We determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards Accounting Standards Codification ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations. See Note 3, Discontinued Operations, for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

In November 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

In February 2023, we entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, we could issue and sell, from time to time and through the Sales Agents, shares of our common stock having an aggregate offering price of up to $200.0 million. Under this ATM program, we sold 2,472,090 shares of our common stock and received net proceeds of approximately $48.4 million during the year ended December 31, 2023. We did not sell any shares of common stock under this ATM program during the year ended December 31, 2024. We terminated this at-the-market agreement in February 2025, in connection with entering into a new Equity Distribution Agreement with BofA Securities, Inc. pursuant to which we may issue and sell, from time to time and through BofA Securities, Inc., shares of our common stock having an aggregate offering price of up to $30.0 million. See the At-the-Market Program section, in Note 13, Equity and Stock-based Compensation, to the consolidated financial statements for details.

In April 2023, we entered into the Financing Agreement with investment funds managed by Morgan Stanley Tactical Value, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. For additional details about this financing transaction, see Note 9, Senior Secured Revolving Line of Credit, to the consolidated financial statements.

As of December 31, 2024, we had cash and cash equivalents of $50.5 million for our continuing operations, compared to $81.6 million as of December 31, 2023. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. As of December 31, 2024, we did not have any short-term investments, compared to short-term investments of $121.9 million as of December 31, 2023. In addition, as of December 31, 2024, we had $51.7 million of cash and cash equivalents and $18.4 million of accounts receivable in China, which were included in the held for sale assets in the consolidated balance sheet. We will have access to the entirety of the cash, cash equivalents, and accounts receivable balances in China upon the close of the sales of FibroGen International to AstraZeneca Treasury Limited.

During the year ended December 31, 2024, FibroGen Beijing made a total of $49.9 million repayments of intercompany loans. We have evaluated measures to access additional cash from our China operations and we believe the above-mentioned sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. The completion of the sale of FibroGen International, access to additional cash from our China operations and our capital contributions to FibroGen Beijing and the liquidity position of FibroGen Beijing depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2024 and 2023 (in thousands), including both continuing operations and discontinued operations:

	Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(137,999)	$(315,021)
Investing activities	125,993	153,657
Financing activities	(255)	122,749
Effect of exchange rate changes on cash and cash equivalents	751	(3,397)
Net increase (decrease) in cash and cash equivalents	$(11,510)	$(42,012)

Operating Activities

Net cash used in operating activities was $138.0 million for the year ended December 31, 2024 and consisted primarily of net loss of $47.6 million adjusted for non-cash items and non-operating activities of $27.0 million and a net decrease in operating assets and liabilities of $117.5 million. The significant non-cash items included stock-based compensation expense of $25.2 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $93.8 million, driven by payment of $35.3 million to Astellas and $11.5 million to AstraZeneca related to accrued API and bulk drug product price true-up, bonus and severance payouts totaling $35.6 million, and settlement of historical co-promotion balances under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca. The accrued and other liabilities were also impacted by cost control efforts and the timing of invoicing and payment.
•
Operating lease right-of-use assets decreased $66.3 million, operating lease liabilities, non-current decreased $66.2 million and operating lease liabilities, current decreased $12.8 million related to the operating lease termination of our corporate headquarters. See Note 5, Leases, to the consolidated financial statements for details;
•
Deferred revenue decreased $28.3 million, primarily related to the $46.7 million product revenue recognized, which is included in the discontinued operations, from the previously deferred revenue of the China performance obligation during the year. In addition, the decrease in deferred revenue was also related to the reclassification of $7.2 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the year. See the Drug Product Revenue, Net section in Note 4, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details. The decreases were offset by the impact that deferred revenue was no longer netted against any contract assets as of December 31, 2024, as the $22.5 million of unbilled co-development revenue under the AstraZeneca China Amendment and the $4.0 million unbilled regulatory milestone payment under the AstraZeneca China Agreement as of December 31, 2023 were billed during the third quarter of 2024 under the above-mentioned settlement agreements;
•
Prepaid expenses and other current assets increased $15.6 million, primarily due to the unbilled receivables from Falikang based on the arrangements under the above-mentioned settlement agreements between FibroGen China and AstraZeneca to settle certain historical items, offset by the reimbursements from the insurance for the legal fees associated with the class action lawsuit, which is recoverable under our insurance policies.
•
Accounts receivable increased $6.7 million, primarily driven by the billings to Falikang based on the arrangements under the above-mentioned settlement agreements and related to the increase product sales, as well as the timing of receipt of the billings under our collaboration and license agreements. Accounts receivable from Falikang is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 3, Discontinued Operations to the consolidated financial statements;

•
Inventory decreased $22.3 million primarily driven by the $12.6 million of work-in-progress inventory that was reimbursed as part of the above-mentioned termination of the AstraZeneca U.S./RoW agreement, and lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China, and intend to manufacture API for China at Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”). Inventory in China is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 3, Discontinued Operations to the consolidated financial statements; and
•
Accounts payable increased $14.5 million, primarily driven by the payments to be made for the historical co-promotion expenses to AstraZeneca during the current year, which is part of the held-for-sale liabilities resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 3, Discontinued Operations to the consolidated financial statements. The increase was offset by timing of invoicing and payments and cost control efforts.

Net cash used in operating activities was $315.0 million for the year ended December 31, 2023 and consisted primarily of net loss of $284.2 million adjusted for non-cash items and non-operating activities of $88.9 million and a net decrease in operating assets and liabilities of $119.7 million. The significant non-cash or non-operating cash items included stock-based compensation expense of $50.8 million, acquired IPR&D expenses associated with the acquisition of Fortis of $24.6 million, depreciation expense of $9.5 million, non-cash interest expense related to sale of future revenues of $7.7 million, and net accretion of premium and discount on investments of $5.1 million. The significant items in the changes in operating assets and liabilities included the following:

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
•
Deferred revenue decreased $28.2 million, primarily related to related to the reclassification of $38.7 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the current year;
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

Investing Activities

Investing activities primarily consist of purchases or disposal of property and equipment, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $126.0 million for the year ended December 31, 2024 and consisted primarily of $133.8 million of proceeds from maturities of investments, partially offset by $8.6 million of cash used in purchases of available-for-sale securities.

Net cash provided by investing activities was $153.7 million for the year ended December 31, 2023 and consisted primarily of $400.6 million of proceeds from maturities of investments and $6.7 million of proceeds from sales of available-for-sale securities, partially offset by $251.8 million of cash used in purchases of available-for-sale securities.

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangements, proceeds from the issuance of our common stock, and cash paid for payroll taxes on restricted stock unit releases.

Net cash used in financing activities was not material for the year ended December 31, 2024.

Net cash provided by financing activities was $122.7 million for the year ended December 31, 2023 and consisted primarily of $74.1 million net proceeds from senior secured term loan facilities, $48.4 million net proceeds received under the ATM Program and $3.7 million of proceeds from the issuance of common stock upon exercise of stock options and purchases under our Employee Share Purchase Plan.

Material Cash Requirements

We generate revenue from commercial sales of roxadustat product in China, Japan and Europe. Even with the expectation of increases in these revenues and the sale of FibroGen International and its subsidiaries to AstraZeneca, we anticipate that we will continue to generate losses for the foreseeable future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, debt financings, and equity financing. We expect to continue to incur significant research and development expenses to invest in our other programs and there is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other factors outlined outlined under Part I, Item 1A “Risk Factors” in this Annual Report, as well as unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

If we are unable to complete the above mentioned sale of FibroGen International and its subsidiaries to AstraZeneca, access additional cash from our China operations, or raise additional capital in the United States, we would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements are issued and would not be able to comply with its financial covenant that requires a minimum balance of $30 million of unrestricted cash and cash equivalents to be held in accounts in the United States. In addition, there is a covenant under our senior secured credit facility to provide an annual audit report without a going concern qualification other than with respect to certain exceptions, of which we believe it meets an exception to such requirement. Upon an event of default, our senior secured term loan facilities could become immediately due and payable. We have evaluated measures to access additional cash from our China operations and believe the sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part I, Item 1A “Risk Factors” in this Annual Report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

Commitments and Contingencies

Contractual Obligations

At December 31, 2024, our material cash requirements from known contractual and other obligations primarily relate to our lease liabilities, non-cancelable purchase obligations and liability related to sale of future revenues. Expected timing of those payments are as follows (in thousands):

		Payments Due In
	Total	Next 12 Months	Beyond 12 Months
Purchase obligations	$2,770	$2,134	$636
Liability related to sale of future revenues	119,347	460	118,887
Total payments	$122,117	$2,594	$119,523

Our outstanding non-cancelable purchase obligations primarily related to manufacturing and supply for FG-3246 and roxadustat, and other purchases and programs. See Note 12, Commitments and Contingencies, to the consolidated financial statements for details.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of December 31, 2024, we had $73.1 million of senior secured term loan facilities balance on the consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 9, Senior Secured Term Loan Facilities, to the consolidated financial statements for details.

Under the RIFA with NovaQuest, as of December 31, 2024, we had $59.3 million of liability related to sale of future revenues on the consolidated balance sheets, $0.5 million of which we expect to pay within the next 12 months. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a payment cap up to $125.0 million by 2031. See Note 10, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

The table above excludes uncertain tax benefits of approximately $74.3 million that are disclosed in Note 15, Income Taxes, to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the gross deferred tax assets and the corresponding valuation allowance, if warranted.

As of December 31, 2024, we have several on-going clinical studies in various stages. Under agreements with various contract research organizations (“CROs”), and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancelable, we have historically not canceled such contracts.

As of December 31, 2024, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $9.8 million of principal outstanding and $7.2 million of interest accrued related to loans from the Finnish government (“TEKES” loans), respectively, which have been included as product development obligations on our consolidated balance sheet. See Note 11, Product Development Obligations, to the consolidated financial statements for details. There is no stated maturity date related to these loans and each loan may be forgiven if the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives. In addition, we are not a guarantor of the TEKES loans, and these loans are not repayable by FibroGen Europe until it has distributable funds. We do not expect FibroGen Europe to have such funds in the foreseeable future. For the foregoing reasons, we cannot estimate the potential timing and the amounts of repayments (if required) or forgiveness. As a result, the TEKES loans have been excluded from the table above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

While our significant accounting policies and critical estimates are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenues under collaboration agreements

Our collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. Our process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 4, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

We have identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more detail in Note 4, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of our significant judgments is outlined in Note 4, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements.

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

China performance obligation

Product revenue, net, which is included in the discontinued operations, consists primarily of revenues from sales of roxadustat commercial product to Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing.

Falikang is FibroGen Beijing’s primary customer in China and substantially all roxadustat product sales to distributors in China are made by Falikang. Falikang bears inventory risk once it receives and accepts the product from FibroGen Beijing, and is responsible for delivering product to its distributors.

The promises identified under the AstraZeneca China Agreement (as defined in Note 4, Collaboration Agreements, License Agreement and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under our agreements with AstraZeneca as outlined in Note 4, Collaboration Agreements, License Agreement and Revenues, are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

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

We defer any net transaction price in excess of the revenue recognized, and recognize it over future periods as the performance obligations are satisfied. As of December 31, 2024, the related deferred revenues were not included in the disposal group held for sale as the related obligation to AstraZeneca will be satisfied upon the closing of the divestiture FibroGen International. The product revenue recognized under the China performance obligation is included in discontinued operations for all periods presented.

Discontinued Operations

On February 20, 2025, we entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation. We analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in our business and qualified as a discontinued operation. As a result, we determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards Accounting Standards Codification 205, Presentation of Financial Statements (“ASC 205”), as of December 31, 2024. Accordingly, the consolidated balance sheets and the consolidated statements of operations, and the notes to the consolidated financial statements were recasted for all periods presented to reflect the discontinuation of FibroGen International in accordance with ASC 205. The operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations, while the related assets and liabilities were classified within the consolidated balance sheets as held for sale for all periods presented. See Note 3, Discontinued Operations, to our consolidated financial statements for related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FibroGen, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FibroGen, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in redeemable non-controlling interests and stockholders’ deficit and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company needs to complete the sale of FibroGen International, access additional cash from its China operations, or raise additional capital in order to fund its United States operations and to comply with certain debt covenants under its senior secured short term loan facilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Determining the Transaction Price for Product Revenue Recognition for Sales to Beijing Falikang Pharmaceutical Co. Ltd. ("Falikang")

As described in Notes 2, 3, and 4 to the consolidated financial statements, with respect to the roxadustat commercial product, revenue is recognized at a point in time when control of the product is transferred to Falikang. Total product revenue, net recognized related to sales to Falikang was $159.0 million for the year ended December 31, 2024. Revenue is recognized based on the estimated transaction price per unit and the actual quantity of product delivered to Falikang during the reporting period. The estimated transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which management determined it is likely those sales would occur. Management applied significant judgment in determining the transaction price per unit, which involved the use of significant assumptions such as (i) the estimated total gross transaction price and profit share, (ii) the estimated total sales quantity, and (iii) the estimated performance period in which the Company determined it is likely those sales would occur.

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

Irvine, California

March 17, 2025

We have served as the Company’s auditor since 2000.

FIBROGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$50,482	$81,553
Short-term investments	—	121,898
Accounts receivable, net	481	5,121
Inventories	3,155	17,173
Prepaid expenses and other current assets	31,542	40,038
Current assets held for sale	110,849	65,776
Total current assets	196,509	331,559
Restricted time deposits	—	1,658
Property and equipment, net	—	4,785
Operating lease right-of-use assets	—	64,939
Other assets	1,405	2,538
Long-term assets held for sale	16,611	18,050
Total assets	$214,525	$423,529

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$5,064	$15,778
Accrued and other current liabilities	62,035	132,987
Deferred revenue	27,290	12,740
Operating lease liabilities, current	—	12,647
Current liabilities held for sale	38,917	43,516
Total current liabilities	133,306	217,668
Product development obligations	17,012	17,763
Deferred revenue, net of current	114,708	157,555
Operating lease liabilities, non-current	—	65,033
Senior secured term loan facilities, non-current	73,092	71,934
Liability related to sale of future revenues, non-current	58,864	51,413
Other long-term liabilities	822	2,858
Long-term liabilities held for sale	356	1,504
Total liabilities	398,160	585,728

Commitments and Contingencies (Note 12)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2024 and 2023; 100,917 and 98,770 shares issued and outstanding at December 31, 2024 and 2023	1,009	988
Additional paid-in capital	1,668,620	1,643,641
Accumulated other comprehensive loss	(5,732)	(6,875)
Accumulated deficit	(1,889,499)	(1,841,920)
Total stockholders’ deficit attributable to FibroGen	(225,602)	(204,166)
Nonredeemable non-controlling interests	20,487	20,487
Total deficit	(205,115)	(183,679)
Total liabilities, redeemable non-controlling interests and deficit	$214,525	$423,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Revenue:
License revenue	$—	$9,649
Development and other revenue	1,948	18,401
Drug product revenue, net	27,673	18,753
Total revenue	29,621	46,803

Operating costs and expenses:
Cost of goods sold	15,561	3,962
Research and development	95,692	266,473
Selling, general and administrative	49,330	86,483
Restructuring charge	19,454	12,606
Total operating costs and expenses	180,037	369,524
Loss from operations	(150,416)	(322,721)

Interest and other, net
Interest expense	(8,247)	(8,095)
Interest income and other income (expenses), net	5,296	7,594
Total interest and other, net	(2,951)	(501)

Loss from continuing operations before income taxes	(153,367)	(323,222)
Benefit from income taxes	(269)	(252)
Loss from continuing operations	(153,098)	(322,970)
Income from discontinued operations, net of tax	105,519	38,738
Net loss	$(47,579)	$(284,232)

Loss from continuing operations per share - basic and diluted	$(1.53)	$(3.32)
Income from discontinued operations per share - basic and diluted	1.05	$0.40
Net loss per share - basic and diluted	$(0.48)	$(2.92)

Weighted average number of common shares used to calculate net loss per share - basic and diluted	100,044	97,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(47,579)	$(284,232)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,166	(3,712)
Available-for-sale investments:
Unrealized gain (loss) on investments, net of tax effect	(23)	2,557
Other comprehensive gain (loss), net of taxes	1,143	(1,155)
Comprehensive loss	(46,436)	(285,387)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN redeemable non-controlling interests

AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
								(Note 6)
Balance at December 31, 2022	94,166,086	$942	$1,541,019	$(5,720)	$(1,557,688)	$19,967	$(1,480)	$—
Net loss	—	—	—	—	(284,232)	—	(284,232)	—
Consolidation of Fortis (Note 6)	—	—	—	—	—	520	520	21,480
Change in unrealized gain or loss on investments	—	—	—	2,557	—	—	2,557	—
Foreign currency translation adjustments	—	—	—	(3,712)	—	—	(3,712)	—
Issuance of common stock under ATM Program	2,472,090	24	48,383	—	—	—	48,407	—
Shares issued from stock plans, net of payroll taxes paid	2,132,071	22	3,472	—	—	—	3,494	—
Stock-based compensation	—	—	50,767	—	—	—	50,767	—
Balance at December 31, 2023	98,770,247	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(47,579)	—	(47,579)	—
Change in unrealized gain or loss on investments	—	—	—	(23)	—	—	(23)	—
Foreign currency translation adjustments	—	—	—	1,166	—	—	1,166	—
Shares issued from stock plans, net of payroll taxes paid	2,146,709	21	(236)	—	—	—	(215)	—
Stock-based compensation	—	—	25,215	—	—	—	25,215	—
Balance at December 31, 2024	100,916,956	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023
Operating activities
Net loss	$(47,579)	$(284,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,654	9,518
Amortization of finance lease right-of-use assets	38	412
Net accretion of premium and discount on investments	(1,680)	(5,061)
Investment income in unconsolidated variable interest entity	(3,969)	(2,638)
Loss on disposal of property and equipment	2,551	4
Stock-based compensation	25,215	50,767
Acquired in-process research and development expenses	—	24,636
Non-cash interest expense related to sale of future revenues	—	7,734
Dividend received from unconsolidated variable interest entity	2,230	2,255
Impairment of investment	—	1,000
Realized loss on sales of available-for-sale securities	—	271
Changes in operating assets and liabilities:
Accounts receivable, net	(6,737)	3,433
Inventories	22,284	(1,695)
Prepaid expenses and other current assets	(15,550)	(28,165)
Operating lease right-of-use assets	66,306	11,704
Other assets	1,010	256
Accounts payable	14,512	(15,514)
Accrued and other liabilities	(93,790)	(49,778)
Operating lease liabilities, current	(12,774)	3,820
Deferred revenues	(28,297)	(28,166)
Accrued interest expense related to sale of future revenues	2,257	—
Accrued interest for finance lease liabilities	14	(11)
Operating lease liabilities, non-current	(66,154)	(12,998)
Other long-term liabilities	(540)	(2,573)
Net cash used in operating activities	(137,999)	(315,021)

Investing activities
Purchases of property and equipment	(266)	(2,519)
Proceeds from sale of property and equipment	1,046	—
Purchases of available-for-sale securities	(8,628)	(251,830)
Cash acquired from consolidation of Fortis	—	656
Proceeds from sales of available-for-sale securities	—	6,729
Proceeds from maturities of investments	133,841	400,621
Net cash provided by investing activities	125,993	153,657

Financing activities
Proceeds from senior secured term loan facilities, net of issuance costs	—	74,078
Cash paid for transaction costs for senior secured term loan facilities	—	(2,746)
Repayments of finance lease liabilities	(40)	(148)
Repayments of lease obligations	—	(336)
Cash paid for payroll taxes on restricted stock unit releases	(354)	(237)
Proceeds from issuance of common stock under ATM Program, net of commissions	—	48,407
Proceeds from issuance of common stock under employee stock plans	139	3,731
Net cash (used in) provided by financing activities	(255)	122,749
Effect of exchange rate change on cash and cash equivalents	751	(3,397)
Net increase (decrease) in cash and cash equivalents	(11,510)	(42,012)
Total cash and cash equivalents at beginning of period	113,688	155,700
Total cash and cash equivalents at end of period	$102,178	$113,688

Supplemental cash flow information:
Non cash acquisition in Fortis	$—	$(22,000)
Interest payments	16,207	6,383
Balance in accounts payable and accrued liabilities related to purchases of property and equipment	$—	$103

Reconciliation of cash and cash equivalents to the consolidated balance sheets:	December 31, 2024	December 31, 2023
Cash and cash equivalents of continuing operations	$50,482	$81,553
Cash and cash equivalents included in assets held for sale	51,696	32,135
Total cash and cash equivalents in the consolidated statements of cash flows	$102,178	$113,688

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIBROGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

FibroGen, Inc. (“FibroGen” or the “Company”) is a biopharmaceutical company focused on development of novel therapies at the frontiers of cancer biology and anemia.

The Company is developing FG-3246, an antibody-drug conjugate targeting CD46, for the treatment of metastatic castration-resistant prostate cancer and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent.

The Company and its collaboration partners have developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On February 20, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca AB (“AstraZeneca”) is the Company’s long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd (“Falikang”). The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

FibroGen has retained the rights to roxadustat in the United States of America (“U.S.”), Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas Pharma Inc. (“Astellas”). Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

The Company continues to evaluate a development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndrome, a high-value indication with significant unmet medical need.

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

Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation. As a result, the Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the consolidated balance sheets and the consolidated statements of operations, and the notes to the consolidated financial statements were recasted for all periods presented to reflect the discontinuation of FibroGen International in accordance with ASC 205. The operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations, while the related assets and liabilities were classified within the consolidated balance sheets as held for sale for all periods presented. See Note 3, Discontinued Operations, for related disclosures. Unless otherwise noted, discussion in the notes to these consolidated financial statements, relates to solely to the Company’s continuing operations.

Liquidity and Going Concern

The consolidated financial statements are prepared in accordance with the U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

If the Company is unable to complete the above mentioned sale of FibroGen International, access additional cash from its China operations, or raise additional capital in the United States, the Company would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements are issued and would not be able to comply with its financial covenant that requires a minimum balance of $30 million of unrestricted cash and cash equivalents to be held in accounts in the United States. In addition, there is a covenant under the Company’s senior secured credit facility to provide an annual audit report without a going concern qualification other than with respect to certain exceptions, of which the Company believes it meets an exception to such requirement. Upon an event of default, the Company’s senior secured term loan facilities could become immediately due and payable. The Company has evaluated measures to access additional cash from its China operations and believes the sale of FibroGen International represents the most efficient way to access the entirety of its cash from China upon closing of the transaction. There is also the potential that the Company raises additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, the Company has determined that there is substantial doubt about its ability to continue as a going concern within 12 months after the date that the financial statements are issued.

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

Concentration of Credit Risk

The Company is subject to risks associated with concentration of credit for cash and cash equivalents. Outside of short-term operating needs, cash on hand is invested in commercial paper and money market funds. Any remaining cash is deposited with major financial institutions primarily in the U.S. At times, such deposits may be in excess of insured limits. The Company has not experienced any loss on its deposits of cash and cash equivalents. As of December 31, 2024 and 2023, the accounts receivable was not material.

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

Cash, Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents also include certain money market accounts and commercial paper.

Investments

The Company did not have any short-term or long-term investments as of December 31, 2024. As of December 31, 2023, the Company’s short-term investments consist of diversified bonds, commercial paper, and money market funds with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered. Any investments with maturities greater than 12 months (365 days) from the balance sheet date are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Trade accounts receivable

The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the years ended the years ended December 31, 2024 and 2023 and the allowance for credit losses as of December 31, 2024 and 2023 were immaterial.

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

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when the Company believes that an available-for-sale security is confirmed uncollectable or when either of the criteria regarding intent or requirement to sell is met. The Company did not have any available-for-sale debt securities as of December 31, 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value, on a first-in, first-out, or FIFO, basis. The Company’s inventories uses actual costs to determine its cost basis. The cost of inventories includes direct material cost, direct labor and manufacturing overhead.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Computer equipment, laboratory equipment, machinery and furniture and fixtures are depreciated over three to five years. Leasehold improvements are recorded at cost and amortized over the term of the lease or their useful life, whichever is shorter. The Company did not have property and equipment as of December 31, 2024.

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

Operating leases are included in operating lease ROU assets, operating lease liabilities, current and non-current on the Company’s consolidated balance sheets. As of December 31, 2024, the Company did not have any operating leases. The Company immaterial finance leases are immaterial and are included in other assets, accrued and other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. If the Company determines that an impairment trigger has been met, the Company evaluates the realizability of its long-lived assets (asset group) based on a comparison of projected undiscounted cash flows from use and eventual disposition with the carrying value of the related asset. Any write-downs (which are measured based on the difference between the fair value and the carrying value of the asset) are treated as permanent reductions in the carrying amount of the assets (asset group). Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired. The Company had no impairment of long-lived assets for the years ended December 31, 2024 and 2023.

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

Revenue Recognition

Revenues under collaboration agreements

The Company’s collaboration agreements include multiple performance obligations comprised of promised services, or bundles of services, that are distinct. Services that are not distinct are combined with other services in the agreement until they form a distinct bundle of services. The Company’s process for identifying performance obligations and an enumeration of each obligation for each agreement is outlined in Note 4, Collaboration Agreements, License Agreement and Revenues. Determining the performance obligations within a collaboration agreement often involves significant judgment and is specific to the facts and circumstances contained in each agreement.

The Company has identified the following material promises under its collaboration agreements: (1) license of FibroGen technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more detail in Note 4, Collaboration Agreements, License Agreement and Revenues.

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

Significant judgment may be required in determining whether a performance obligation is distinct, determining the amount of variable consideration to be included in the transaction price, and estimating the SSP of each performance obligation. An enumeration of the Company’s significant judgments is outlined in Note 4, Collaboration Agreements, License Agreement and Revenues.

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

China performance obligation

Product revenue, net, which is included in the discontinued operations, consists primarily of revenues from sales of roxadustat commercial product to Falikang. Falikang is jointly owned by AstraZeneca and FibroGen Beijing.

Falikang is FibroGen Beijing’s primary customer in China and substantially all roxadustat product sales to distributors in China are made by Falikang. Falikang bears inventory risk once it receives and accepts the product from FibroGen Beijing, and is responsible for delivering product to its distributors.

The promises identified under the AstraZeneca China Agreement (as defined in Note 4, Collaboration Agreements, License Agreement and Revenues), including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China performance obligation”). Amounts of the transaction price allocable to this performance obligation under the Company’s agreements with AstraZeneca as outlined in Note 4, Collaboration Agreements, License Agreement and Revenues, are deferred until control of the manufactured commercial product is transferred to AstraZeneca.

The initiation of roxadustat sales to Falikang marks the beginning of the China performance obligation. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. Revenue is recognized based on the estimated transaction price per unit and actual quantity of product delivered during the reporting period. Specifically, the transaction price per unit is determined based on the overall transaction price over the total estimated sales quantity for the estimated performance period in which the Company determined it is likely those sales would occur. The price per unit is subject to reassessment on a quarterly basis, which may result in cumulative catch up adjustments due to changes in estimates.

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

Any net transaction price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied. As of December 31, 2024, the related deferred revenues were not included in the disposal group held for sale as the related obligation to AstraZeneca will be satisfied upon the closing of the divestiture FibroGen International (see Discontinued Operations section above). The product revenue recognized under the China performance obligation is included in discontinued operations for all periods presented.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services, recruiting fees and expenses associated with obtaining and maintaining patents.

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

The Company measures and recognizes compensation expense for all stock options, RSUs and PRSUs granted to its employees and directors based on the estimated fair value of the award on the grant date. The Company uses the Black-Scholes valuation model to estimate the fair value of stock option awards. The determination of the grant date fair value of options using the Black-Scholes valuation model is affected by the Company’s estimated common stock fair value and requires management to make a number of assumptions including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The Company determines the fair value of RSUs and PRSUs using the fair value of its common stock on the date of grant. To estimate the fair value of the TSR awards, the Company uses the Monte Carlo valuation model to simulate the probabilities of achievement, which requires management to make a number of assumptions including 30-day average price, volatility of the underlying stock and the Company’s peers, and the risk-free interest rate.

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

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. In addition, this guidance requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with retrospective application required, and early adoption permitted. The Company adopted this guidance on its related disclosures.

Recently Issued Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to disaggregate operating expenses into specific categories to provide enhanced transparency into the nature and function of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.

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

3. Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited, pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close by mid-2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation. As a result, Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with FASB ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to the FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations, while the related assets and liabilities were classified within the consolidated balance sheets as held for sale for all periods presented.

The financial results of the discontinued operations with respect to FibroGen International reflected in the consolidated statements of operations for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Revenue:
Product revenue, net	$173,664	$100,949
Operating costs and expenses:
Cost of goods sold	21,036	14,886
Research and development	7,375	16,388
Selling, general and administrative	32,304	28,769
Total operating costs and expenses	60,715	60,043
Income from operations	112,949	40,906
Interest and other, net
Interest expense	(11,683)	(7,437)
Interest income and other income (expenses), net	423	2,886
Total interest and other, net	(11,260)	(4,551)
Income before income taxes	101,689	36,355
Provision for income taxes	139	255
Investment income in unconsolidated variable interest entity	3,969	2,638
Income from discontinued operations, net of tax	$105,519	$38,738

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, and is discussed in the China Performance Obligation section in Note 4, Collaboration Agreements, License Agreement and Revenues.

The carrying value of the assets and liabilities of the discontinued operations with respect to FibroGen International on the consolidated balance sheets as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$51,696	$32,135
Accounts receivable, net	18,443	7,432
Inventories	15,547	24,392
Prepaid expenses and other current assets	25,163	1,817
Total current assets held for sale	110,849	65,776

Property and equipment, net	7,041	8,341
Equity method investment in unconsolidated variable interest entity	6,864	5,290
Operating lease right-of-use assets	1,716	3,154
Other assets	990	1,265
Total long-term assets held for sale	16,611	18,050

Liabilities
Accounts payable	$26,974	$2,182
Accrued and other current liabilities	10,679	39,904
Operating lease liabilities, current	1,264	1,430
Total current liabilities held for sale	38,917	43,516

Operating lease liabilities, non-current	356	1,504
Total long-term liabilities held for sale	356	1,504

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Depreciation	$1,458	$2,559
Investment income in unconsolidated variable interest entity	(3,969)	(2,638)
Dividend received from unconsolidated variable interest entity	2,230	2,255
Stock-based compensation	1,770	2,391
Purchases of property and equipment	$(357)	$(859)

Included in the discontinued operations, Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity.

For the years ended December 31, 2024 and 2023, the net product revenue from sales to Falikang were $159.0 million and $89.1 million, respectively. The other income from Falikang were immaterial for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, the investment income (loss) in Falikang was $4.0 million and $2.6 million, respectively. During the years ended December 31, 2024 and 2023, the Company received $2.2 million and $2.3 million of dividend distribution from Falikang, respectively. As of December 31, 2024 and 2023, the Company’s equity method investment in Falikang were $6.9 million and $5.3 million, respectively, which was included in the long-term assets held for sale on the consolidated balance sheets.

As of December 31, 2024 and 2023 accounts receivable, net, from Falikang were $13.9 million and $5.2 million, respectively.
4. Collaboration Agreements, License Agreement and Revenues

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

The aggregate amount of the considerations received under the Astellas Japan Agreement, through December 31, 2024 totals $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

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

The aggregate amount of the considerations received under the Astellas Europe Agreement through December 31, 2024 totals $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

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

As of December 31, 2024, the transaction price for the Astellas Japan Agreement, excluding manufacturing services that is discussed separately below, included $40.1 million of non-contingent upfront payments, $65.0 million of variable consideration related to payments for milestones achieved, and $12.4 million of variable consideration related to co-development billings. The transaction price for the Astellas Europe Agreement, excluding manufacturing services that is discussed separately below, included $320.0 million of non-contingent upfront payments, $365.0 million of variable consideration related to payments for milestones achieved, and $222.1 million of variable consideration related to co-development billings.

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
(2)
Co-development services (Astellas Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation related to CKD approval, and such an allocation is consistent with the allocation objective. Through the third quarter of 2021 upon the approval of CKD, revenue was recognized over time based on progress toward complete satisfaction of the performance obligation. The Company used an input method to measure progress toward the satisfaction of the performance obligation, which was based on costs of labor hours and out-of-pocket expenses incurred relative to total expected costs to be incurred. Subsequently, the Company accounts for the development services for the indications related to chemotherapy-induced anemia and myelodysplastic syndromes (“MDS”) separately as services are provided. There was no provision for co-development services in the Astellas Japan Agreement.
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

License Revenue and Development Revenue Recognized Under the Astellas Agreements

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the years ended December 31, 2024 and 2023 (in thousands):

The transaction price related to consideration received through December 31, 2024 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2024 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were as follows for the years ended December 31, 2024 and 2023 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2024	2023
Astellas Europe Agreement	Development revenue	$1,395	$6,452

The transaction price related to consideration received through December 31, 2024 and accounts receivable has been allocated to each of the following performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $288.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2024 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

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

The aggregate amount of the considerations received under the AstraZeneca U.S./RoW Agreement through December 31, 2024 totals $439.0 million, excluding drug product revenue under the Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”), entered in 2020, which is described under the Drug Product Revenue, Net section below. In addition, resulting from the AstraZeneca Termination and Transition Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) and recorded a cumulative catch-up adjustment as described under the Drug Product Revenue, Net section below.

The Company’s collaboration agreement with AstraZeneca for roxadustat in China, as described below, remains in place.

AstraZeneca China Agreement

Effective July 30, 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration totaling $28.2 million (such amounts were fully received in 2014). Under the AstraZeneca China Agreement, the Company is also eligible to receive from AstraZeneca an aggregate of approximately $348.5 million in potential milestone payments, comprised of (i) up to $15.0 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $146.0 million in milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $187.5 million in milestone payments upon the achievement of specified commercial sales and other events. The AstraZeneca China Agreement is structured as a 50/50 profit or loss share (as defined), which was amended under the AstraZeneca China Amendment in 2020 as discussed and defined below, and provides for joint development costs (including capital and equipment costs for construction of the manufacturing plant in China), to be shared equally during the development period.

The aggregate amount of the considerations received for milestone and upfront payments under the AstraZeneca China Agreement through December 31, 2024 totals $81.2 million.

On September 18, 2023, the Company received the formal notice, from Beijing Medical Products Administration, of renewal of its right to continue to market roxadustat in China through 2028. The Company evaluated the regulatory milestone payment associated with this renewal under the AstraZeneca China Agreement and concluded that this milestone was achieved in the third quarter of 2023. Accordingly, the consideration of $4.0 million associated with this milestone was included in the transaction price and allocated to performance obligations under the AstraZeneca China Agreement, $3.5 million of which was recognized as revenue during the year ended December 31, 2023 from performance obligations satisfied or partially satisfied. As of December 31, 2023, the $4.0 million milestone was unbilled and recorded as a contract asset and fully netted against the contract liabilities (deferred revenue) related to the AstraZeneca China Agreement. During the third quarter of 2024, based on the arrangements under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items, the $4.0 million milestone was billed and received during the fourth quarter of 2024.

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

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in one province in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transaction price, adjusted for the estimated profit share. In addition, AstraZeneca bills the co-promotion expenses to Falikang and to FibroGen Beijing, respectively, for its services provided to the respective entity. AstraZeneca is entitled to reimbursement of its sales and marketing expenses up to a cumulative capped amount of a percentage of net sales. Once such amount is reached, AstraZeneca will bill the co-promotion expenses based on actual costs as incurred plus a markup on a prospective basis, which is currently expected to continue through 2033. Such amount was reached during the year ended December 31, 2024. Development costs continue to be shared 50/50 between the Parties.

The related net product revenue recognized from the sales to Falikang is discussed under the China Performance Obligation section below. The related net product revenue recognized from the sales to Falikang was $159.0 million and $89.1 million for the years ended December 31, 2024 and 2023, respectively, and were included in the discontinued operations in the consolidated statements of operations together with the sales directly to distributors, resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed in Note 3, Discontinued Operations.

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

As of December 31, 2024, the transaction price for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement, excluding manufacturing services that is discussed separately below, included $402.2 million of non-contingent upfront payments, $118.0 million of variable consideration related to payments for milestones considered probable of being achieved, $616.3 million of variable consideration related to co-development billings.

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
(2)
Co-development services. This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation, and such an allocation is consistent with the allocation objective. Through the end of 2021, revenue was recognized over time based on progress toward complete satisfaction of the performance obligation. The Company used an input method to measure progress toward the satisfaction of the performance obligation related to CKD approval, which is based on costs of labor hours or full time equivalents and out-of-pocket expenses incurred relative to total expected costs to be incurred. Subsequently, the Company accounts for the development services for other significant indications related to chemotherapy-induced anemia and MDS separately as services are provided.

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

In accordance with the AstraZeneca China Amendment, substantially all product sales will be made by Falikang directly to the distributors in China, while the Company continues to sell directly in one province in China. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. See the China Performance Obligation section below. The related net product revenue is included in the discontinued operations in the consolidated statements of operations, resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed in Note 3, Discontinued Operations.

License Revenue and Development Revenue Recognized Under the AstraZeneca Agreements

Amounts recognized as license revenue and development revenue under the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement were as follows for the years ended December 31, 2024 and 2023 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2024	2023
AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement	License revenue	$—	$2,649
	Development revenue	$418	$9,473

The transaction price related to consideration received through December 31, 2024 and accounts receivable has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $486.9 million for China performance obligation (with cumulative revenue of $354.8 million through December 31, 2024) that is recognized as product revenue, net included in discontinued operations as described under China Performance Obligation section below.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2024.

China Performance Obligation

Product revenue, net, which is included in the discontinued operations, consists primarily of revenues from sales of roxadustat commercial product to Falikang. Substantially all direct roxadustat product sales to distributors in China are made by Falikang. FibroGen Beijing manufactures and supplies commercial product to Falikang. The net transaction price for FibroGen Beijing’s product sales to Falikang is based on a gross transaction price, adjusted for the estimated profit share.

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Periodically, the Company updates its assumptions such as total sales quantity, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized in future periods as the performance obligation is satisfied. As of December 31, 2024, the related deferred revenues were not included in the disposal group held for sale as the related obligation to AstraZeneca will be satisfied upon the closing of the divestiture FibroGen International. The product revenue recognized is included in discontinued operations.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2023	Additions	Recognized as Revenue (Discontinued Operations)	Currency Translation and Other	Balance at December 31, 2024
AstraZeneca China performance obligation - deferred revenue	$(179,851)	$(112,503)	$159,010	$1,247	$(132,097)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of December 31, 2024, approximately $19.9 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Drug Product Revenue, Net

Drug product revenue from commercial-grade API or bulk drug product sales to Astellas and AstraZeneca was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Astellas Japan Agreement	$(2,872)	$15,656
Astellas Europe Agreement	4,874	3,097
AstraZeneca U.S./RoW Agreement	25,671	—
Drug product revenue, net	$27,673	$18,753

Astellas Japan Agreement

For the year ended December 31, 2024, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.9 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign exchange impacts, among others.

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

As of December 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2023, the balances related to the API price true-up under the Astellas Japan Agreement were $1.2 million in accrued liabilities and $0.7 million in other long-term liabilities.

Astellas Europe Agreement

During the fourth quarter of 2024, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, the Company reclassified $7.2 million from the related deferred revenue to accrued liabilities.

During the fourth quarter of 2023, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.8 million as drug product revenue, and recorded $17.7 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2023, the Company reclassified $38.7 million from the related deferred revenue to accrued liabilities. The Company paid $35.3 million to Astellas during the year ended December 31, 2024.

As of December 31, 2024, the related balance in accrued liabilities was $10.5 million, representing the Company’s best estimate that this amount will be paid within the next 12 months. As of December 31, 2023, the related balance in accrued liabilities was $38.6 million.

In addition, the Company recognized royalty revenue of $4.3 million and $2.3 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the years ended December 31, 2024 and 2023, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2023	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at December 31, 2024
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(16,925)	$(4,441)	$4,295	$7,170	$(9,901)

AstraZeneca U.S./RoW Agreement

As described under AstraZeneca Agreements section above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue and received the cash during the second quarter of 2024. In addition, the related accrued liabilities of $11.2 million as of December 31, 2023 was settled during the second quarter of 2024.

Corresponding to the drug product revenue, during the first quarter of 2024, the Company recorded the related cost of goods sold of $21.1 million.

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

Amounts recognized as revenue under the agreements with Eluminex were as follows for the years ended December 31, 2024 and 2023 (in thousands):

		Years Ended December 31,
Agreement	Performance Obligation	2024	2023
Eluminex	License revenue	$—	$7,000
	Other revenue - contract manufacturing	$117	$966
	Other revenue - patent transfer	$—	$500

5. Leases

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

Pursuant to the Lease Termination Agreement, the Company paid ARE a total consideration of $10.0 million settlement amount, consisting of a $8.3 million of a one-time cash payment by FibroGen for past rent, FibroGen’s share of operating costs, taxes, insurance, utilities, and other costs and a lease modification payment; and a $1.7 million security deposit, in the form of a letter of credit. As of execution of this Lease Termination Agreement, FibroGen is not responsible for the payment of any further rent payments or operating costs, taxes, insurance, utilities, or any other scheduled monthly payments due under the lease to ARE.

The Company ceased the use of the underlying operating lease right-of-use asset by September 30, 2024. As a result, during the third quarter of 2024, the Company derecognized the related operating lease right-of-use asset of $56.1 million and operating lease liabilities of $68.5 million, and recorded an approximately $1.7 million gain as credits to the selling, general and administrative expenses for the year ended December 31, 2024. As of December 31, 2024, the Company did not have any operating lease and restricted time deposit.

In addition, the Company has several immaterial lease arrangements in the U.S. for office equipment, with contracted lease terms up to six years, treated as finance leases.

The Company’s operating and finance leases were classified within the consolidated balance sheets as held for sale for all periods presented. See Note 3, Discontinued Operations, for details.

The Company’s lease assets and related lease liabilities were as follows (in thousands):

		December 31,
	Balance Sheet Line Item	2024	2023
Assets
Finance:
Right-of-use assets cost		$1,767	$1,766
Accumulated amortization		(1,670)	(1,634)
Finance lease right-of-use assets, net	Other assets	97	132
Operating:
Right-of-use assets cost		—	93,360
Accumulated amortization		—	(28,421)
Operating lease right-of-use assets, net	Operating lease right-of-use assets	—	64,939
Total lease assets		$97	$65,071

Liabilities
Current:
Finance lease liabilities	Accrued and other current liabilities	$34	$32
Operating lease liabilities	Operating lease liabilities, current	—	12,647
Non-current:
Finance lease liabilities	Other long-term liabilities	70	103
Operating lease liabilities	Operating lease liabilities, non-current	—	65,033
Total lease liabilities		$104	$77,815

The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Line Item	2024	2023
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold; Research and development; Selling, general and administrative expenses	$35	$406
Operating lease cost	Cost of goods sold; Research and development; Selling, general and administrative expenses	9,722	15,175
Sublease income	Selling, general and administrative expenses	(1,125)	(3,024)
Total lease cost		$8,632	$12,557

Lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Finance leases	3.0	3.9
Operating leases	—	4.8
Weighted-average discount rate:
Finance leases	6.26%	6.17%
Operating leases	—%	4.75%

Supplemental cash flow information related to leases in the U.S. and China were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,601	$14,463
Operating cash flows from finance leases	6	9
Financing cash flows from finance leases	40	148
Non-cash: Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	(16)	131
Operating leases	55	1,278

6. Consolidated Variable Interest Entity - Fortis

In May 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics (“Fortis”) with its novel Phase 1 antibody-drug conjugate, FOR46 (now referred to as “FG-3246”), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of metastatic castration-resistant prostate cancer with potential applicability in other solid tumors and hematologic malignancies. If FibroGen exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If FibroGen acquires Fortis, it would also be responsible to pay University of California, San Francisco (“UCSF”), an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and UCSF. If FibroGen chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the up-to four-year option period (which ends on the earlier of 120 days after Fortis or FibroGen submits data from any Phase 2 clinical trial of a product to the U.S. Food and Drug Administration for the purpose of progressing to a Phase 3 clinical trial or May 2027 absent extension). As part of the clinical development strategy, FibroGen will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection. Additionally, the Company is obligated to make four quarterly payments totaling $5.4 million to Fortis in support of its continued development obligations, of which the last payment was $1.7 million and made during the three months ended March 31, 2024.

Pursuant to the guidance under ASC 810, the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date, and continues to consolidate as of December 31, 2024.

The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable IPR&D asset. The fair value of the consideration transferred was zero. The Company determined that the above mentioned quarterly payments to support Fortis’ continued development obligations should not be included in the purchase consideration, as those payments are payable to Fortis rather than to its shareholders.

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

The Company expensed fair value of the acquired IPR&D assets of $24.4 million as research and development expense in the consolidated statements of operations for the year ended December 31, 2023. The fair value of Fortis (enterprise value) and the fair value of nonredeemable NCI and redeemable NCI were determined based on the above-mentioned option exercise payment of $80.0 million and contingent payments up to $200.0 million, weighted with probability and expected timing of the underlying events, and discounted by the Company’s estimated market level cost of debt.

As of December 31, 2024 and 2023, total assets and liabilities of Fortis were immaterial. For the year ended December 31, 2024 and the period from the Option Acquisition Date to December 31, 2023, Fortis’ net income (losses) was immaterial.

7. Fair Value Measurements

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$28,241	$—	$—	$28,241
Commercial paper	—	14,269	—	14,269
U.S. government bonds	2,987	2,981	—	5,968
Total	$31,228	$17,250	$—	$48,478

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$12,288	$—	$—	$12,288
Corporate bonds	—	13,992	—	13,992
Commercial paper	—	88,289	—	88,289
U.S. government bonds	42,797	4,994	—	47,791
Agency bonds	—	9,830	—	9,830
Total	$55,085	$117,105	$—	$172,190

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the years ended December 31, 2024 and 2023, the transfers of assets between levels was a total of $26.3 million and $20.4 million transfer from Level 1 to Level 2, respectively, as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

8. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2024	2023
Cash	$2,004	$31,261
Commercial paper	14,269	36,016
Money market funds	28,241	12,288
U.S. government bonds	5,968	1,988
Total cash and cash equivalents	$50,482	$81,553

Investments

The Company did not have any short-term or long-term investments as of December 31, 2024. As of December 31, 2023, The Company’s investments consist primarily of available-for-sale debt investments and the amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

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

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any other-than-temporary impairment loss during the two years ended December 31, 2024.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$—	$787
Work-in-progress	3,155	16,386
Total inventories	$3,155	$17,173

Resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as described under Note 4, Collaboration Agreements, License Agreement and Revenues, the Company was reimbursed $12.6 million for work-in-progress inventory, which was written off and recognized as cost of goods sold during the first quarter of 2024.

The provision to write-down excess and obsolete inventory were immaterial as of December 31, 2024 and December 31, 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Insurance proceeds receivable for litigation settlement	$28,500	$28,500
Prepaid assets	1,903	4,855
Other current assets	1,139	6,683
Total prepaid expenses and other current assets	$31,542	$40,038

As of December 31, 2024 and 2023, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 12, Commitments and Contingencies, for details.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$—	$84,920
Laboratory equipment	—	20,589
Computer equipment	—	6,510
Furniture and fixtures	—	5,723
Total property and equipment	$—	$117,742
Less: accumulated depreciation	—	(112,957)
Property and equipment, net	$—	$4,785

The Company has disposed of all its property and equipment during the year ended December 31, 2024, as part of the efforts to streamline operations, and recorded $2.5 million of loss on disposal. Depreciation expense for the continuing operations for the years ended December 31, 2024 and 2023 was $1.2 million and $7.0 million respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Preclinical and clinical trial accruals	$6,327	$17,900
API and bulk drug product price true-up	13,071	50,978
Litigation settlement	28,500	28,500
Payroll and related accruals	4,640	16,019
Accrued restructuring charge	4,572	3,697
Professional services	2,049	6,475
Current portion of liability related to sale of future revenues	460	5,654
Other	2,416	3,764
Total accrued and other current liabilities	$62,035	$132,987

The accrued liabilities of $13.1 million for API and bulk drug product price true-up as of December 31, 2024 resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and the bulk drug product shipments to AstraZeneca under the terms of the AstraZeneca Master Supply Agreement. During the second quarter of 2024, the Company paid $35.3 million to Astellas and $11.5 million to AstraZeneca related to accrued amounts. See the Drug Product Revenue, Net section in Note 4, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2024 and 2023, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. See the Prepaid Expenses and Other Current Assets section above, and the Legal Proceedings and Other Matters section in Note 12, Commitments and Contingencies, for details.

Responding to the reported results for pamrevlumab in July 2024, the Company implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75%. As a result, the Company recorded a total of $19.5 million non-recurring restructuring charge during the year ended December 31, 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. Total cash payments under the reduction in force was $16.5 million during the year ended December 31, 2024. The remaining accrued restructuring charge was $4.6 million as of December 31, 2024 and will be substantially paid out in the first half of 2025. As of December 31, 2023, the remaining accrued restructuring charge was $3.7 million related to the restructuring plan in 2023 and was paid out by early 2024.

9. Senior Secured Term Loan Facilities

In April 2023, the Company entered into a financing agreement (“Financing Agreement”) with investment funds managed by Morgan Stanley Tactical Value, as lenders (the “Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of (i) a $75.0 million initial term loan (the “Initial Term Loan”), (ii) a $37.5 million delayed draw term loan that will be funded upon the achievement of certain clinical development milestones (“Delayed Draw Term Loan 1”) and, (iii) an uncommitted delayed draw term loan of up to $37.5 million to be funded at the Lenders sole discretion, (“Delayed Draw Term Loan 2” and, together with the Initial Term Loan and Delayed Draw Term Loan 1, the “Term Loans”).

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features expired during 2023. The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of December 31, 2024, the fair values of such derivatives were negligible due to the low probability of the underlying events.

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

In May 2023, the Company received $74.1 million, representing the Initial Term Loan of $75.0 million net of $0.9 million issuance costs. The issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the year ended December 31, 2024.

The Company recorded interest expense of $11.7 million and $7.4 million for the year ended December 31, 2024 and 2023, respectively, which were included in discontinued operations as the Company is required to repay the loan upon the closing of the divestiture FibroGen International. As of December 31, 2024 and 2023, the related accrued interest was $0.4 million, respectively. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of December 31, 2024, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.

The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of December 31, 2024, the fair values of such derivatives were negligible due to the low probability of the underlying events.

The Company’s senior secured term loan facilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Principal of senior secured term loan facilities	$75,000	$75,000
Less: Unamortized issuance costs and transaction costs	(1,908)	(3,066)
Senior secured term loan facilities, ending balance	73,092	71,934
Less: Current Portion classified to accrued and other current liabilities	—	—
Senior secured term loan facilities, non-current	$73,092	$71,934

10. Liability Related to Sale of Future Revenues

In November 2022, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with NQ Entity, L.P. (“NovaQuest”), pursuant to which the Company granted NovaQuest 22.5% of its drug product revenue and 10.0% (20.0% for fiscal year 2028 and thereafter) of its revenue from milestone payments that it is entitled to under the Astellas Agreements, for a consideration of $50.0 million (“Investment Amount”) before advisory fees.

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.60% as of December 31, 2024.

The table below shows the activity of the liability related to sale of future revenues for the year ended December 31, 2024:

Year Ended December 31, 2024
Liability related to sale of future revenues - beginning balance	$57,067
Interest paid	(5,653)
Interest expense recognized	7,910
Liability related to sale of future revenues - ending balance	59,324
Less: Current portion classified to accrued and other current liabilities	(460)
Liability related to sale of future revenues, non-current	$58,864

During the years ended December 31, 2024 and 2023, the Company recognized, under Astellas Agreements, development revenue of $1.4 million and $6.7 million, respectively, and drug product revenue of $2.0 million and $18.8 million, respectively. See Note 4, Collaboration Agreements, License Agreement and Revenue, for details.

During the years ended December 31, 2024 and 2023, the Company recognized the related interest expense of $7.9 million and $7.7 million, respectively. During the year ended December 31, 2024, the Company paid $5.7 million accrued interest.

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2024 and 2023, the Company had U.S. Dollar equivalent of $9.8 million and $10.4 million of principal outstanding, respectively, and $7.2 million and $7.3 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and these loans are not repayable by FibroGen Europe until it has distributable funds.

12. Commitments and Contingencies

Contract Obligations

As of December 31, 2024, the Company had the following outstanding non-cancelable purchase obligations (in thousands):

	Purchase Obligations Due In The Year Ending December 31,
	2025	2026	Total
General purchases and other programs	$1,796	$—	$1,796
Manufacture and supply of FG-3246	223	—	223
Manufacture and supply of roxadustat	115	636	751
Total	$2,134	$636	$2,770

The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

See Note 9, Senior Secured Term Loan Facilities, Note 10, Liability Related to Sale of Future Revenues and Note 11, Product Development Obligations for details of the respective obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its consolidated balance sheet as of December 31, 2024, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of December 31, 2024 and 2023, the Company recorded the $28.5 million in accrued and other current liabilities in the consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the consolidated balance sheet. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. The Court preliminarily approved the settlement on February 13, 2024 and approved the settlement Plan of Allocation on May 28, 2024 and Plaintiffs’ motion for attorney’s fees on August 1, 2024, reserving further orders on the final judgment until after the claims and distribution process was completed. The court entered a class distribution order on January 1, 2025. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims was voluntarily dismissed on December 20, 2023.

Between July 30, 2021 and April 3, 2024, seven shareholder derivative complaints were filed, naming as defendants certain of the Company’s current and former officers and certain current and former members of the Company’s board, as well as FibroGen as nominal defendants (the “Derivative Lawsuits”). Of these Derivative Lawsuits, four were filed in the Delaware Court of Chancery, two were filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative Actions”), and one was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative Action”). The plaintiffs assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. The status of the seven Derivative Lawsuits is currently as follows:

•
Two of the Delaware Chancery Derivative actions, filed on April 14, 2022, and June 1, 2023, have been consolidated (the “Delaware Chancery Consolidated Derivative”). On February 1, 2024, Defendants moved to dismiss the Delaware Chancery Consolidated Derivative action, which the Court granted on October 2, 2024. On October 30, 2024, the Delaware Chancery Consolidated Derivative was dismissed with prejudice. The other two derivative actions, filed in the Delaware Court of Chancery on December 3, 2023 and April 3, 2024 were consolidated and stayed pending resolution of the motion to dismiss the Delaware Chancery Consolidated Derivative action;
•
The Delaware Federal Derivative actions were voluntarily dismissed on November 14, 2024 and January 16, 2025; and
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

In the fourth quarter of 2021, the Company received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. The Company is fully cooperating with the SEC, and is currently discussing a potential resolution. The Company cannot predict the outcome. Any adverse outcome in this matter or any related proceeding could expose the Company to substantial damages, penalties, or reputational harm that may have a material adverse impact on the Company’s business, results of operations, financial condition, growth prospects, and price of its common stock.

Between 2022 and 2024, the Company’s Board of Directors received seven litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the pending derivative and securities class action lawsuits. The Company may in the future receive additional similar demands.

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

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2024	2023
Common stock outstanding	100,917	98,770
Stock options outstanding	9,855	11,104
RSUs outstanding	1,319	4,404
Shares reserved for future stock options and RSUs grant	19,462	10,769
Shares reserved for future ESPP offering	6,586	5,952
Total shares of common stock reserved	138,139	130,999

At-the-Market Program

On February 24, 2025, the Company entered into an Equity Distribution Agreement with BofA Securities, Inc. (“BofA”), under which it may offer and sell its common stock having aggregate sales proceeds of up to $30.0 million from time to time through BofA as its sales agent.

In February 2023, the Company entered into an Amended and Restated Equity Distribution Agreement (the “at-the-market agreement”) with Goldman Sachs & Co., LLC and BofA Securities, Inc. (each a “Sales Agent”), which amended and restated its Equity Distribution Agreement with Goldman Sachs & Co., LLC, dated August 8, 2022, to add BofA Securities, Inc. as an additional Sales Agent under that agreement. Under the at-the-market agreement, the Company could issue and sell, from time to time and through the Sales Agents, shares of its common stock having an aggregate offering price of up to $200.0 million. For the year ended December 31, 2023, the Company sold 2,472,090 shares under this ATM program, for proceeds of approximately $48.4 million, net of commissions to Sales Agents, at a weighted-average offering prices per share of $19.63. The Company did not sell any shares of common stock under this ATM program during the year ended December 31, 2024. The Company terminated this at-the-market agreement in February 2025, in connection with entering into the above-mentioned new Equity Distribution Agreement with BofA.

Stock Plans

Stock Option and RSU Plans

Under the Company’s Amended and Restated 2005 Stock Plan (“2005 Stock Plan”), the Company may issue shares of Common Stock and options to purchase Common Stock and other forms of equity incentives to employees, directors and consultants. Options granted under the 2005 Stock Plan may be incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees and officers of the Company. Nonqualified stock options and stock purchase rights may be granted to employees, directors and consultants. The board of directors has the authority to determine to whom options will be granted, the number of options, the term and the exercise price. Options are to be granted at an exercise price not less than fair market value for an incentive stock option or a nonqualified stock option. Options generally vest over four years. Options expire no more than ten years after the date of grant. Upon the effective date of the registration statement related to the Company’s initial public offering, the 2005 Plan was amended to cease the grant of any additional awards thereunder, although the Company will continue to issue common stock upon the exercise of previously granted stock options under the 2005 Plan.

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in November 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. Shares reserved for issuance increases on January 1 of each year commencing on January 1, 2016 and ending on January 1, 2024 by the lesser of (i) the amount equal to 4% of the number of shares issued and outstanding on December 31 immediately prior to the date of increase or (ii) such lower number of shares as may be determined by the board of directors.

In June 2024, the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), the successor to and continuation of the 2014 Plan, became effective. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule. Options generally expire ten years from the date of grant unless the optionee is a 10% stockholder, in which case the term will be five years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. As of December 31, 2024, the Company has reserved 19,461,785 shares of its common stock that remains unissued for issuance under the 2024 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2024 and 2023, no shares of Common Stock were subject to repurchase by the Company.

In February 2023, the Company granted 159,150 total shares of PRSUs to certain executives for the performance period beginning January 1, 2023 and ending December 31, 2026. In February 2022, the Company granted 280,450 total shares of PRSUs to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the predefined clinical performance metrics and continued employment with the Company. During the year ended December 31, 2024, 4,686 shares of the PRSUs have vested and been released.

In February 2023, the Company granted 159,150 total shares of TSR awards to certain executives for the performance period beginning January 1, 2023 and ending December 31, 2026. In February 2022, the Company granted 280,450 total shares of TSR awards to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for the TSR awards range from 0% to 200% of the target number of shares depending on the TSR of FibroGen’s common stock as compared to companies in the NBI index, and continued employment with the Company. During the year ended December 31, 2024, no TSR awards shares have vested and been released.

Stock option transactions, including forfeited options granted under the 2024 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2023	11,104	$18.21
Granted	5,518	1.74
Forfeited	(5,848)	4.66
Expired	(919)	28.03
Outstanding at December 31, 2024	9,855	16.12	6.56	$—
Vested and expected to vest, December 31, 2024	9,359	16.82	5.24	—
Exercisable at December 31, 2024	5,886	$24.61	4.37	$—

The estimated weighted-average fair value of the stock options granted during the years ended December 31, 2024 and 2023 was $1.74 and $7.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0 and $0.9 million, respectively.

The following table summarizes the activities of RSUs, PRSUs and TSR awards:

	Shares (In thousands)	Weighted Average Fair Value at Grant
Unvested at December 31, 2023	4,404	$12.37
Granted	1,628	1.78
Vested	(2,254)	8.50
Forfeited	(2,459)	10.50
Unvested at December 31, 2024	1,319	$9.40

The numbers of PRSUs and TSR awards granted included in the table above reflect the shares that could be eligible to vest at 100% of target number of shares.

Among the vested RSUs during the year ended December 31, 2024, 1,792,577 shares were released and issued, while the remaining was withheld for the related payroll taxes. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2024 and 2023 was $1.78 and $11.61, respectively.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective in November 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 1,600,000 shares of its common stock for issuance under the 2014 ESPP and shares reserved for issuance increases January 1 of each year, which commenced on January 1, 2016, by the lesser of (i) a number of shares equal to 1% of the total number of outstanding shares of common stock on December 31 immediately prior to the date of increase; (ii) 1,200,000 shares or (iii) such number of shares as may be determined by the board of directors. There were 354,132 shares and 361,911 shares purchased by employees under the 2014 ESPP during the years ended December 31, 2024 and 2023, respectively. The 2014 ESPP was suspended as of December 31, 2024.

Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense for the years the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$12,064	$25,462
Selling, general and administrative	11,381	22,914
Total stock-based compensation expense	$23,445	$48,376

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
•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2024	2023
Stock Options
Expected term (in years)	6.1	6.1
Expected volatility	113.7%	92.8%
Risk-free interest rate	4.2%	3.0%
Expected dividend yield	—	—
Weighted average estimated fair value	$1.49	$4.67

ESPPs
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	61.5 - 271.2%	56.7 - 271.2%
Risk-free interest rate	2.6 - 5.3%	0.2 - 5.2%
Expected dividend yield	—	—
Weighted average estimated fair value	$1.67	$5.64

The assumptions used to estimate the fair value of the TSR awards using the Monte Carlo valuation model were as follows:

	Year Ended December 31,
	2024	2023
TSR awards
Expected term (in years)	3.9	3.9
Expected volatility	69.0 - 73.3%	69.0 - 73.3%
Risk-free interest rate	1.8 - 4.2%	1.8 - 4.2%
Expected dividend yield	—	—
Weighted average estimated fair value	$29.52	$28.90

As of December 31, 2024, there was $7.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.44 years. As of December 31, 2024, there was $7.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs, PRSUs and TSR awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.51 years.

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

As of December 31, 2024 and 2023, respectively, FibroGen Europe had a total of 42,619,022 shares of Preferred Stock outstanding, of which there were 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for FibroGen, Inc. Common Stock. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

FibroGen Cayman

FibroGen Cayman had 6,758,000 Series A Preference Shares outstanding as of December 31, 2024 and 2023, respectively. The holders of the FibroGen Cayman Series A Preference Shares have the following rights, preferences and privileges:

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

Non-Controlling Interests

Non-controlling interest positions related to the issuance of subsidiary stock as described above are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders at December 31, 2024 and 2023. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in the subsidiary.

14. Net Loss Per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a net loss for each of the years ended December 31, 2024 and 2023. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, RSUs, PRSUs, TSR awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2024	2023
Employee stock options	13,475	10,596
RSUs, PRSUs and TSR awards	3,122	3,793
ESPP	440	594
	17,037	14,983

15. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$(142,819)	$(324,581)
Foreign	(10,548)	1,359
Loss before provision for income taxes	$(153,367)	$(323,222)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	(269)	(252)
Total current	(269)	(252)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Benefit from income taxes	$(269)	$(252)

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate:

	Years Ended December 31,
	2024	2023
Tax at statutory federal rate	21.0%	21.0%
State tax	—%	—%
Stock-based compensation expense	(3.2)%	(1.0)%
Net operating losses not benefitted	(13.9)%	(15.6)%
Foreign net operating losses not benefitted	(1.4)%	0.1%
Deduction limitation on executive compensation	—%	(0.4)%
Global intangible low-taxed income	(2.1)%	(3.8)%
Other	(0.2)%	(0.2)%
Total	0.2%	0.1%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Federal and state net operating loss carryforwards	$206,365	$175,258
Tax credit carryforwards	129,320	123,156
Foreign net operating loss carryforwards	120	157
Capitalized research and development expenses	83,329	81,697
Stock-based compensation	6,365	7,269
Lease obligations	22	16,508
Reserves and accruals	4,418	5,475
Deferred revenue	7,785	10,038
Intangible assets	15,036	16,517
Other	—	5
Subtotal	452,760	436,080
Less: Valuation allowance	(452,740)	(426,355)
Net deferred tax assets	20	9,725

Fixed assets	(20)	(9,725)
Non-deductible accrued expenses	—	—
Net deferred tax liabilities	(20)	(9,725)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance increased by $26.4 million and $66.8 million for the years ended December 31, 2024 and 2023, respectively. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

At December 31, 2024, the Company had net operating loss carryforwards available to offset future taxable income of approximately $945.5 million and $145.0 million for federal and state tax purposes, respectively. $292.4 million of the federal net operating loss carryforwards will begin to expire in 2026 if not utilized, while the remainder can be carried forward indefinitely. The state net operating loss carryforward will begin to expire in 2028 if not utilized. The Company also had foreign net operating loss carryforwards of approximately $0.6 million, which expire between 2025 and 2034 if not utilized.

At December 31, 2024, the Company had approximately $150.8 million of federal and $53.3 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2025 and the California research credits have no expiration dates.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Internal Revenue Code (“IRC”) Section 382. The Company performed an IRC Section 382 analysis and has determined that there were no ownership changes as of December 31, 2024. Thus, IRC Section 382 will not limit the use of the Company’s net operating loss and tax credit carryforwards. The Company will continue to monitor trading activities in its shares which could cause ownership change in future years.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $74.3 million as of December 31, 2024. Approximately $0.4 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2024 and 2023 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the two years ended December 31, 2024 is as follows (in thousands):

Federal and State
Balance as of December 31, 2022	$62,249
Decrease due to prior positions	(154)
Increase due to current year position	8,805
Foreign exchange rate differential	(190)
Balance as of December 31, 2023	70,710
Decrease due to prior positions	(156)
Increase due to current year position	3,920
Foreign exchange rate differential	(153)
Balance as of December 31, 2024	$74,321

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2015 to 2024. The Company is not currently under audit in any tax jurisdiction.

16. Segment and Geographic Information

The Company has one operating and reporting segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net loss as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

As of December 31, 2024, the Company did not have any property and equipment or operating lease right-of-use assets, and the Company’s finance lease right-of-use assets were all in the U.S. As of December 31, 2023, the Company’s property and equipment, operating lease right-of-use assets and finance lease right-of-use assets were all in the U.S.

Supplemental enterprise-wide information is presented below.

Geographic Revenues

Geographic revenues, which are based on the region that revenue is generated, are as follows (in thousands):

	Years Ended December 31,
	2024	2023
United States	$26,114	$12,961
Europe	6,270	9,549
Japan	(2,854)	15,867
China	91	8,426
Total revenue	$29,621	$46,803

Customer Concentration

The Company’s revenues have been generated from the following collaboration partners that individually accounted for 10% or more of the Company’s total revenue:

	Percentage of Revenue
	Years Ended December 31,
	2024	2023
AstraZeneca	88%	26%
Astellas	12%	54%
Eluminex	—%	18%

Schedule II: Valuation and Qualifying Accounts

(in thousands)

			Charged
		Charged	to Other
	Balance at	(Credited)	Accounts -
	Beginning of	to Statement	Liabilities	Deductions,	Balance at
	Year	of Operation	and Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2024	$426,355	$26,385	$—	$—	$452,740
Year ended December 31, 2023	$359,518	$66,837	$—	$—	$426,355

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) are certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14(a) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Rule 13a-14(a) and 15d-15(e) Certifications”). This Controls and Procedures section of the Annual Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) and 15d-15(e) Certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2024, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Directors and Corporate Governance” in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to the section titled “Executive Officers” appearing in our 2025 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section titled “Delinquent Section 16(a) Reports” appearing in our 2025 Proxy Statement.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics can be found on our website (www.FibroGen.com) under “Corporate Governance.” The contents of our website are not a part of this Annual Report.

In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Transactions with Related Persons” and “Directors and Corporate Governance” appearing in our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the proposal titled “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedule II is included on page 136. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report by reference, the exhibits listed below. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this table for a listing of cross-reference documents.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	S-1/A	333-199069	3.4	10/23/2014

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.3	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

4.4	Description of Capital Stock of FibroGen, Inc.	10-K	001-36740	4.4	3/2/2020

10.1+	FibroGen, Inc. 2024 Equity Incentive Plan.	8-K	001-36740	10.1	6/7/2024

10.1(ii)+	Form of Restricted Stock Unit Grant Notice and Award Agreement.	10-Q	001-36740	10.4	8/6/2024

10.1(iii)+	Form of Stock Option Grant Notice and Option Agreement.	10-Q	001-36740	10.5	8/6/2024

10.2+	FibroGen, Inc. 2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-199069	10.4	11/12/2014

10.3+	FibroGen, Inc. 2014 Employee Stock Purchase Plan.	S-1/A	333-199069	10.5	11/12/2014

10.4+	FibroGen, Inc. Non-Employee Director Compensation Policy, as amended, dated April 22, 2024.	10-Q	001-36740	10.3	5/6/2024

10.5*+	FibroGen, Inc. Bonus Plan.	—	—	—	—

10.6*	FibroGen Insider Trading and Trading Window Policy, amended and restated as of November 2021.	—	—	—	—

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

		S-1	333-199069	10.9	10/1/2014

10.8+	Form of Employment Offer Letter.	S-1	333-199069	10.10	10/1/2014

10.9†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.9(i)†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15+	Form of Indemnity Agreement by and between FibroGen, Inc. and its directors and officers.	S-1/A	333-199069	10.27	10/23/2014

10.16†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.17†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020.	8-K	001-36740	99.1	3/24/2020

10.18†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020.	10-Q	001-36740	10.2	8/6/2020

10.19†	Second Amended and Restated License, Development and Commercialization Agreement by and among FibroGen China Anemia Holdings, Ltd., FibroGen China Medical Technology Development Co., Ltd., FibroGen International (Hong Kong) Limited, and AstraZeneca AB, effective July 1, 2020.	10-Q	001-36740	10.3	8/6/2020

10.20†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020.	10-Q	001-36740	10.8	11/5/2020

10.21†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	10-Q	001-36740	10.2	5/10/2021

10.22†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	10-Q	001-36740	10.3	5/10/2021

10.23†	Exclusive License and Option Agreement by and between FibroGen, Inc. and HiFiBiO (HK) Limited (D.B.A. HiFiBiO Therapeutics), dated as of June 16, 2021.	10-Q	001-36740	10.2	8/9/2021

10.24†	Amendment No. 4 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of October 29, 2021.	10-K	001-36740	10.36	2/28/2022

10.25+	Offer Letter, by and between FibroGen, Inc. and Christine Chung, dated as of June 17, 2008.	10-K	001-36740	10.32	3/2/2020

10.26†	Amendment No.1 to the Exclusive License and Option Agreement, between HiFiBiO Inc. and FibroGen, Inc., dated February 14, 2024.	10-Q	001-36740	10.1	5/6/2024

10.27+	Form of Executive Officer Change in Control and Severance Agreement.	10-K	001-36740	10.35	3/2/2020

10.28	ATM Equity Offering Sales Agreement, by and between FibroGen, Inc. and BofA Securities, Inc., dated as of February 24, 2025.	8-K	001-36740	1.1	2/24/2025

10.29†	Revenue Interest Financing Agreement by and between FibroGen, Inc. and NQ Project Phoebus, L.P., dated as of November 4, 2022.	10-K	001-36740	10.46	2/27/2023

10.30†	Letter Agreement by and among Astellas Pharma Inc., Astellas Pharma Europe Ltd., and FibroGen, Inc., effective as of November 4, 2022.	10-K	001-36740	10.47	2/27/2023

10.31†	Amendment No.1 to Commercial Supply Agreement (Roxadustat) by and between FibroGen, Inc. and its Affiliates and Catalent Pharma Solutions, LLC, effective as of January 1, 2023.	10-Q	001-36740	10.2	5/8/2023

10.32+	Form of Executive Officer Change in Control and Severance Agreement.	10-Q	001-36740	10.4	5/8/2023

10.33+	Offer Letter, dated July 23, 2023, between FibroGen, Inc. and Thane Wettig.	8-K	001-36740	10.1	7/25/2023

10.34†	Amended and Restated Exclusive License Agreement by and among FibroGen, Inc., FibroGen (China) Medical Technology Development Co., Ltd., and Eluminex Biosciences (Suzhou) Limited, dated April 19, 2023.	10-Q	001-36740	10.4	8/7/2023

10.35†	Financing Agreement by and among FibroGen, Inc., certain of its subsidiaries, NHTV Fairview Holding LLC, NHTV II Fairview Holding LLC, MSTV Fund II Employees Fairview Holding LLC, and Wilmington Trust, National Association, dated as of April 29, 2023.	10-Q	001-36740	10.5	8/7/2023

10.36†	First Amended and Restated Evaluation Agreement by and between FibroGen, Inc. and Fortis Therapeutics, Inc., dated June 6, 2024.	10-Q	001-36740	10.2	8/6/2024

10.37†	First Amended and Restated Option Agreement and Plan of Merger by and among FibroGen, Inc., Fortis Therapeutics, Inc., and Shareholder Representative Services LLC, dated June 6, 2024.	10-Q	001-36740	10.3	8/6/2024

10.38†	Amendment No. 1 to the Second Amended and Restated Exclusive License Agreement, by and between FibroGen (China) Medical Technology Development Co., Ltd. and Eluminex Biosciences (Suzhou) Limited, dated as of November 16, 2023.	10-K	001-36740	10.53	2/26/2024

10.39†	Termination and Transition Agreement to Development and Commercialization Agreement (for the U.S. and Certain Other Territories), by and between AstraZeneca AB and FibroGen, Inc., dated February 25, 2024.	10-Q	001-36740	10.2	5/6/2024

21.1	Subsidiaries of FibroGen, Inc.	10-Q	001-36740	21.1	8/9/2021

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

97.1	Policy for Recoupment of Incentive Compensation.	10-K	001-36740	97.1	2/26/2024

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

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

FIBROGEN, INC.

Date: March 17, 2025	By:	/s/ Thane Wettig
Thane Wettig Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2025	By:	/s/ David DeLucia
David DeLucia Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thane Wettig and David DeLucia, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thane Wettig	Chief Executive Officer (Principal Executive Officer)	March 17, 2025
Thane Wettig

/s/ David DeLucia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
David DeLucia

/s/ James A. Schoeneck	Chairman of the Board and Director	March 17, 2025
James A. Schoeneck

/s/ Aoife Brennan	Director	March 17, 2025
Aoife Brennan, M.B., B.Ch.

/s/ Jeffrey L. Edwards	Director	March 17, 2025
Jeffrey L. Edwards

/s/ Maykin Ho	Director	March 17, 2025
Maykin Ho, Ph.D.