Form 10-Q
period 2025-03-31
FIBROGEN INC
filed 2025-05-12
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock outstanding as of April 30, 2025 was 101,043,970.

FIBROGEN, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interests and Stockholders’ Deficit for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
	Signatures	81

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,609	$50,482
Accounts receivable, net	147	481
Inventories	3,155	3,155
Prepaid expenses and other current assets	3,326	31,542
Current assets held for sale	108,292	110,849
Total current assets	148,529	196,509
Other assets	1,121	1,405
Long-term assets held for sale	15,563	16,611
Total assets	$165,213	$214,525

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$7,282	$5,064
Accrued and other current liabilities	35,324	62,035
Deferred revenue	22,509	27,290
Current liabilities held for sale	8,275	38,917
Total current liabilities	73,390	133,306
Product development obligations	17,799	17,012
Deferred revenue, net of current	115,347	114,708
Senior secured term loan facilities, non-current	73,419	73,092
Liability related to sale of future revenues, non-current	59,168	58,864
Other long-term liabilities	830	822
Long-term liabilities held for sale	189	356
Total liabilities	340,142	398,160

Commitments and Contingencies (Note 10)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2025 and December 31, 2024; 101,044 and 100,917 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,010	1,009
Additional paid-in capital	1,671,388	1,668,620
Accumulated other comprehensive loss	(4,434)	(5,732)
Accumulated deficit	(1,884,860)	(1,889,499)
Total stockholders’ deficit attributable to FibroGen	(216,896)	(225,602)
Nonredeemable non-controlling interests	20,487	20,487
Total deficit	(196,409)	(205,115)
Total liabilities, redeemable non-controlling interests and deficit	$165,213	$214,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Development and other revenue	$144	$878
Drug product revenue, net	2,595	24,486
Total revenue	2,739	25,364

Operating costs and expenses:
Cost of goods sold	252	21,343
Research and development	9,175	36,489
Selling, general and administrative	8,106	16,714
Restructuring charge	126	—
Total operating costs and expenses	17,659	74,546
Loss from operations	(14,920)	(49,182)

Interest and other, net
Interest expense	(2,257)	(2,092)
Interest income and other income (expenses), net	413	2,235
Total interest and other, net	(1,844)	143

Loss from continuing operations before income taxes	(16,764)	(49,039)
Provision for income taxes	2	7
Loss from continuing operations	(16,766)	(49,046)
Income from discontinued operations, net of tax	21,405	16,113
Net income (loss)	$4,639	$(32,933)

Loss from continuing operations per share - basic and diluted	$(0.16)	$(0.49)
Income from discontinued operations per share - basic and diluted	0.21	0.16
Net income (loss) per share - basic and diluted	$0.05	$(0.33)

Weighted average number of common shares used to calculate net income (loss) per share - basic and diluted	100,954	98,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$4,639	$(32,933)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,299	392
Available-for-sale investments:
Unrealized loss on investments, net of tax effect	(1)	(24)
Other comprehensive gain, net of taxes	1,298	368
Comprehensive income (loss)	5,937	(32,565)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Deficit	Interests
Balance at December 31, 2024	100,916,956	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480
Net income	—	—	—	—	4,639	—	4,639
Change in unrealized gain or loss on investments	—	—	—	(1)	—	—	(1)	—
Foreign currency translation adjustments	—	—	—	1,299	—	—	1,299	—
Shares issued from stock plans, net of payroll taxes paid	127,014	1	(38)	—	—	—	(37)	—
Issuance cost under ATM Program	—	—	(46)	—	—	—	(46)	—
Stock-based compensation	—	—	2,852	—	—	—	2,852	—
Balance at March 31, 2025	101,043,970	$1,010	$1,671,388	$(4,434)	$(1,884,860)	$20,487	$(196,409)	$21,480

Balance at December 31, 2023	98,770,247	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(32,933)	—	(32,933)	—
Change in unrealized gain or loss on investments	—	—	—	(24)	—	—	(24)	—
Foreign currency translation adjustments	—	—	—	392	—	—	392	—
Shares issued from stock plans, net of payroll taxes paid	704,151	7	(160)	—	—	—	(153)	—
Stock-based compensation	—	—	8,762	—	—	—	8,762	—
Balance at March 31, 2024	99,474,398	$995	$1,652,243	$(6,507)	$(1,874,853)	$20,487	$(207,635)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$4,639	$(32,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	318	810
Amortization of finance lease right-of-use assets	9	10
Net accretion of premium and discount on investments	(1)	(1,294)
Investment loss (income) in unconsolidated variable interest entity	554	(589)
Stock-based compensation	2,852	8,762
Changes in operating assets and liabilities:
Accounts receivable, net	(3,160)	(24,685)
Inventories	2,859	13,786
Prepaid expenses and other current assets	52,584	5,271
Operating lease right-of-use assets	306	3,286
Other assets	648	219
Accounts payable	(24,766)	(13,587)
Accrued and other liabilities	(31,706)	(2,989)
Operating lease liabilities, current	(220)	1,180
Deferred revenues	(4,142)	(10,202)
Accrued interest expense related to sale of future revenues	1,702	(3,638)
Accrued interest for finance lease liabilities	(6)	14
Operating lease liabilities, non-current	(169)	(4,001)
Other long-term liabilities	418	1,292
Net cash provided by (used in) operating activities	2,719	(59,288)

Investing activities
Purchases of property and equipment	(16)	(29)
Purchases of available-for-sale securities	—	(8,628)
Proceeds from maturities of investments	—	59,933
Net cash provided by (used in) investing activities	(16)	51,276

Financing activities
Repayments of finance lease liabilities	(5)	(12)
Cash paid for payroll taxes on restricted stock unit releases	(37)	(153)
Payment of issuance cost under ATM Program	(46)	—
Net cash used in financing activities	(88)	(165)
Effect of exchange rate change on cash and cash equivalents	1,407	223
Net increase (decrease) in cash and cash equivalents	4,022	(7,954)
Total cash and cash equivalents at beginning of period	102,178	113,688
Total cash and cash equivalents at end of period	$106,200	$105,734

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

The Company is developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. The Company anticipates initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory analysis of FG-3180, in the third quarter of 2025.

The Company and its collaboration partners have developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On February 20, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca AB (“AstraZeneca”) is the Company’s long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd (“Falikang”). The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

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

The Company continues to evaluate a development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025.

The condensed consolidated financial statements include the accounts of FibroGen, its wholly-owned subsidiaries and its majority-owned subsidiaries, as well as any variable interest entity (“VIE”) for which FibroGen is the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

The Company operates as one reportable segment — the development and commercialization of novel therapeutics to treat serious unmet medical needs.

Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation. As a result, the Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, as of March 31, 2025 and December 31, 2024. Accordingly, the condensed consolidated balance sheets and the condensed consolidated statements of operations, and the notes to the condensed consolidated financial statements were recasted for all periods presented to reflect the discontinuation of FibroGen International in accordance with ASC 205. The operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations, while the related assets and liabilities were classified within the condensed consolidated balance sheets as held for sale for all periods presented. See Note 2, Discontinued Operations, for related disclosures. Unless otherwise noted, discussion in the notes to these consolidated financial statements, relates to solely to the Company’s continuing operations.

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

If the Company is unable to complete the above mentioned sale of FibroGen International, access additional cash from its China operations, or raise additional capital in the United States, the Company would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements are issued and would not be able to comply with its financial covenant that requires a minimum balance of $27 million of unrestricted cash and cash equivalents to be held in accounts in the United States. Upon an event of default, the Company’s senior secured term loan facilities could become immediately due and payable. The Company has evaluated measures to access additional cash from its China operations and believes the sale of FibroGen International represents the most efficient way to access the entirety of its cash from China upon closing of the transaction. There is also the potential that the Company raises additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, the Company has determined that there is substantial doubt about its ability to continue as a going concern within 12 months after the date that the financial statements are issued.

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

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025.

Net Income (Loss) per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a loss from continuing operations for each of the three months ended March 31, 2025 and 2024. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee stock options	12,865	12,484
RSUs, PRSUs and TSR awards	1,196	3,605
ESPP	—	533
	14,061	16,622

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

Recently Issued Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), and relevantly in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The guidance requires entities to disaggregate operating expenses into specific categories to provide enhanced transparency into the nature and function of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.

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

2. Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited, pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation. As a result, Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with FASB ASC 205, Presentation of Financial Statements, as of March 31, 2025 and December 31, 2024. Accordingly, the operating results related to the FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations, while the related assets and liabilities were classified within the condensed consolidated balance sheets as held for sale for all periods presented.

The financial results of the discontinued operations with respect to FibroGen International reflected in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$39,818	30,538
Operating costs and expenses:
Cost of goods sold	5,403	4,410
Research and development	759	1,903
Selling, general and administrative	7,464	6,106
Total operating costs and expenses	13,626	12,419
Income from operations	26,192	18,119
Interest and other, net
Interest expense	(2,951)	(2,904)
Interest income and other income (expenses), net	(1,282)	335
Total interest and other, net	(4,233)	(2,569)
Income before income taxes	21,959	15,550
Provision for income taxes	—	26
Investment income (loss) in unconsolidated variable interest entity	(554)	589
Income from discontinued operations, net of tax	$21,405	$16,113

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, and is discussed in the China Performance Obligation section in Note 3, Collaboration Agreements, License Agreement and Revenues.

The carrying value of the assets and liabilities of the discontinued operations with respect to FibroGen International on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$72,591	$51,696
Accounts receivable, net	22,037	18,443
Inventories	12,771	15,547
Prepaid expenses and other current assets	893	25,163
Total current assets held for sale	108,292	110,849

Property and equipment, net	6,806	7,041
Equity method investment in unconsolidated variable interest entity	6,351	6,864
Operating lease right-of-use assets	1,419	1,716
Other assets	987	990
Total long-term assets held for sale	15,563	16,611

Liabilities
Accounts payable	$93	$26,974
Accrued and other current liabilities	7,131	10,679
Operating lease liabilities, current	1,051	1,264
Total current liabilities held for sale	8,275	38,917

Operating lease liabilities, non-current	189	356
Total long-term liabilities held for sale	189	356

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation	$318	$381
Investment loss (income) in unconsolidated variable interest entity	554	(589)
Stock-based compensation	$344	$442

Included in the discontinued operations, Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity.

For the three months ended March 31, 2025 and 2024, the net product revenue from sales to Falikang were $36.9 million and $27.1 million, respectively. The other income from Falikang were immaterial for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, the investment income (loss) in Falikang was $(0.6) million and $0.6 million, respectively. As of March 31, 2025 and December 31, 2024, the Company’s equity method investment in Falikang were $6.4 million and $6.9 million, respectively, which were included in the long-term assets held for sale on the condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, accounts receivable, net, from Falikang were $18.7 million and $13.9 million, respectively, which were included in the current assets held for sale on the condensed consolidated balance sheets.

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

The aggregate amount of consideration received under the Astellas Japan Agreement through March 31, 2025 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three months ended March 31, 2025 and 2024.

The transaction price related to consideration received through March 31, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2025 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through March 31, 2025 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were not material for the three months ended March 31, 2025 and 2024.

The transaction price related to consideration received through March 31, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $288.3 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended March 31, 2025 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

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

The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million, excluding drug product revenue under the Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”), entered in 2020, which is described under the Drug Product Revenue, Net section below. In addition, resulting from the AstraZeneca Termination and Transition Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the three months ended March 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW agreement as a contract modification under the ASC 606, Revenue from Contracts with Customers (“ASC 606”) and recorded a cumulative catch-up adjustment as described under the Drug Product Revenue, Net section below.

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

The aggregate amount of such consideration received for milestone and upfront payments through March 31, 2025 totaled $81.2 million.

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

Substantially all direct roxadustat product sales to distributors in China are made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in limited areas in China. FibroGen Beijing manufactures and supplies commercial product to Falikang based on a gross transfer price, which is adjusted for the estimated profit share. Further discussion related to the sales to Falikang is discussed under the China Performance Obligation section below.

The related net product revenue recognized from the sales to Falikang was $36.9 million and $27.1 million for the three months ended March 31, 2025 and 2024, respectively, and were included in the discontinued operations in the condensed consolidated statements of operations together with the sales directly to distributors, resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed in Note 2, Discontinued Operations.

Prior to the above-mentioned termination of the AstraZeneca U.S./RoW Agreement, the Company evaluated under the ASC 606 and accounted for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. As a result of the termination of the AstraZeneca U.S./RoW Agreement, during the three months ended March 31, 2024, the Company recorded the final development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, which was immaterial.

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $522.5 million for China performance obligation (with cumulative revenue of $391.7 million through March 31, 2025) that is recognized as product revenue, net included in discontinued operations as described under China Performance Obligation section below.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Periodically, the Company updates its assumptions such as total sales quantity, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized in future periods as the performance obligation is satisfied. While the related product revenue recognized is included in discontinued operations, as of March 31, 2025 and December 31, 2024, the related deferred revenues were not included in the disposal group held for sale as the related obligation to AstraZeneca will be satisfied upon the closing of the divestiture FibroGen International.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2024	Additions	Recognized as Revenue (Discontinued Operations)	Currency Translation and Other	Balance at March 31, 2025
AstraZeneca China performance obligation - deferred revenue	$(132,097)	$(35,363)	$36,863	$(248)	$(130,845)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of March 31, 2025, approximately $15.5 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Astellas Japan Agreement	$1,781	$(2,205)
Astellas Europe Agreement	814	1,021
AstraZeneca U.S./RoW Agreement	—	25,670
Drug product revenue, net	$2,595	$24,486

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded an adjustment to the drug product revenue of $1.8 million for the three months ended March 31, 2025. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated yield from the manufacture of bulk product tablets, among others.

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

As of March 31, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $0.7 million in accrued liabilities and $0.6 million in other long-term liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities.

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

During the fourth quarter of 2024, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, the Company reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million. Further for the three months ended March 31, 2025, the Company reclassified $2.1 million from the related deferred revenue to accrued liabilities. As of March 31, 2025, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $12.6 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $0.8 million and $1.0 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the three months ended March 31, 2025 and 2024, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2024	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at March 31, 2025
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(9,901)	$814	$2,076	$(7,011)

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

The Company received an $8.0 million upfront payment from Eluminex in 2022 and thereafter recognized a total of $6.0 million milestone payments and a total of $1.5 million upfront payment in 2023.

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

There was no revenue recognized under the agreements with Eluminex for the three months ended March 31, 2025. Amounts recognized as revenue under the agreements with Eluminex were immaterial for the three months ended March 31, 2024.

4. Consolidated Variable Interest Entity - Fortis

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

On March 28, 2025, the Company and Fortis entered into amendments and modified the option exercise deadline to December 31, 2027.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), FibroGen has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by FibroGen, and manufacturing of FG-3246 during the up-to four-year option period (which ends on the earlier of 120 days after Fortis or FibroGen submits data from any Phase 2 clinical trial of a product to the U.S. Food and Drug Administration for the purpose of progressing to a Phase 3 clinical trial or December 31, 2027 absent extension). As part of the clinical development strategy, FibroGen will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection. Additionally, the Company is obligated to make four quarterly payments totaling $5.4 million to Fortis in support of its continued development obligations, of which the last payment was $1.7 million and made during the three months ended March 31, 2024.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date and continues to consolidate as of March 31, 2025.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and March 31, 2025, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The non-controlling interests (“NCI”) attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shareholders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of March 31, 2025, total assets and liabilities of Fortis were immaterial. For the three months ended March 31, 2025, Fortis’ net income (losses) was immaterial.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$8,063	$—	$—	$8,063
Commercial paper	—	17,328	—	17,328
U.S. government bonds	—	6,488	—	6,488
Total	$8,063	$23,816	$—	$31,879

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$28,241	$—	$—	$28,241
Commercial paper	—	14,269	—	14,269
U.S. government bonds	2,987	2,981	—	5,968
Total	$31,228	$17,250	$—	$48,478

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the three months ended March 31, 2025 and 2024, a total of $6.5 million and $26.3 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$1,730	$2,004
Commercial paper	17,328	14,269
Money market funds	8,063	28,241
U.S. government bonds	6,488	5,968
Total cash and cash equivalents	$33,609	$50,482

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Insurance proceeds receivable for litigation settlement	$—	$28,500
Prepaid assets	2,069	1,903
Other current assets	1,257	1,139
Total prepaid expenses and other current assets	$3,326	$31,542

As of December 31, 2024, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. Such amount was fully distributed during the three months ended March 31, 2025. As a result, the related accrued liability and the corresponding receivable were fully settled as of March 31, 2025. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Preclinical and clinical trial accruals	$6,151	$6,327
API and bulk drug product price true-up	13,331	13,071
Litigation settlement	—	28,500
Payroll and related accruals	4,362	4,640
Accrued restructuring charge	2,583	4,572
Professional services	4,626	2,049
Current portion of liability related to sale of future revenues	1,858	460
Other	2,413	2,416
Total accrued and other current liabilities	$35,324	$62,035

The accrued liabilities of $13.3 million and $13.1 million for API and bulk drug product price true-up as of March 31, 2025 and December 31, 2024, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2024, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit, which was fully distributed during the three months ended March 31, 2025, as mentioned above. See the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

Responding to the reported results for pamrevlumab in July 2024, the Company implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75%. The total cash payments under the reduction in force was $1.6 million during the three months ended March 31, 2025. The remaining accrued restructuring charge of $2.6 million as of March 31, 2025 will be substantially paid out by mid-2025.

7. Senior Secured Term Loan Facilities

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features expired during 2023. The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of March 31, 2025, the fair values of such derivatives were negligible due to the low probability of the underlying events.

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

The initial issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the three months ended March 31, 2025 and 2024. The Company recorded interest expense of $3.0 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of March 31, 2025, including maintaining a minimum balance of $30 million of unrestricted cash and cash equivalents held in accounts in the U.S.; such minimum balance covenant was subsequently amended to be $27 million on May 8, 2025 by the Company and the Lenders.

The balances of the Company’s senior secured term loan facilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal of senior secured term loan facilities	$75,000	$75,000
Less: Unamortized issuance costs and transaction costs	(1,581)	(1,908)
Senior secured term loan facilities, ending balance	73,419	73,092
Less: Current Portion classified to accrued and other current liabilities	—	—
Senior secured term loan facilities, non-current	$73,419	$73,092

8. Liability Related to Sale of Future Revenues

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.60% as of March 31, 2025.

The following table summarizes the activities of the liability related to sale of future revenues for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Liability related to sale of future revenues - beginning balance	$59,324
Interest paid	(450)
Interest expense recognized	2,152
Liability related to sale of future revenues - ending balance	61,026
Less: Current portion classified to accrued and other current liabilities	(1,858)
Liability related to sale of future revenues, non-current	$59,168

During the three months ended March 31, 2025 and 2024, the Company recognized, under Astellas Agreements, development revenue of $0.1 million and $0.3 million, respectively, and drug product revenue of $2.6 million and $(1.2) million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenue, for details.

During the three months ended March 31, 2025 and 2024, the Company recognized the related interest expense of $2.2 million and $2.0 million, respectively. During the three months ended March 31, 2025 and 2024, the Company paid $0.5 million and $5.7 million accrued interest, respectively.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates reaching a Payment Cap up to $125.0 million by 2031.

9. Income Taxes

Provisions for income tax for the three months ended March 31, 2025 and 2024 were immaterial and due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

10. Commitments and Contingencies

Contract Obligations

As of March 31, 2025, the Company had outstanding total non-cancelable purchase obligations of $2.3 million for general purchases and other programs, $0.7 million for manufacture and supply of roxadustat, and $0.3 million for Manufacture and supply of FG-3246. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

In addition, see Note 7, Senior Secured Term Loan Facilities and Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its condensed consolidated balance sheet as of March 31, 2025, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of December 31, 2024, the Company recorded the $28.5 million in accrued and other current liabilities in the condensed consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2024. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. The Court preliminarily approved the settlement on February 13, 2024 and approved the settlement Plan of Allocation on May 28, 2024 and Plaintiffs’ motion for attorney’s fees on August 1, 2024, reserving further orders on the final judgment until after the claims and distribution process was completed. The court entered a class distribution order on January 1, 2025 and the amount was fully distributed during the first quarter of 2025. As a result, the related accrued liability and the corresponding receivable were fully settled as of March 31, 2025. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims was voluntarily dismissed on December 20, 2023.

Between July 30, 2021 and April 3, 2024, seven shareholder derivative complaints were filed, naming as defendants certain of the Company’s current and former officers and certain current and former members of the Company’s board, as well as FibroGen as nominal defendants (the “Derivative Lawsuits”). Of these Derivative Lawsuits, four were filed in the Delaware Court of Chancery, two were filed in the U.S. District Court for the District of Delaware (the “Delaware Federal Derivative Actions”), and one was filed in the U.S. District Court for the Northern District of California (the “California Federal Derivative Action”). The plaintiffs assert state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The complaints seek unspecified damages, attorneys’ fees, and other costs. All seven Derivative Lawsuits have been dismissed.

In the fourth quarter of 2021, the Company received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. In May 2025, the Company entered into a settlement with the SEC, subject to Commission approval. As part of the settlement, and without admitting or denying the findings in the settlement offer or administrative order to be issued by the SEC, the Company agreed to pay a $1.25 million civil penalty.

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

11. Segment Information

The Company has one operating and reporting segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net income (loss) as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 17, 2025 (“2024 Form 10-K”).

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

We are developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. We anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory analysis of FG-3180, in the third quarter of 2025.

We and our collaboration partners have developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease patients on dialysis and not on dialysis.

On February 20, 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

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

We continue to evaluate a development plan for roxadustat in anemia associated with lower-risk MDS, a high-value indication with significant unmet medical need. We filed our Type-C meeting request with the U.S. Food and Drug Administration (“FDA”) in the second quarter of 2025 and expect feedback on the potential path forward for roxadustat in anemia associated with lower risk MDS in the third quarter of 2025.

Financial Highlights

	Three Months Ended March 31,
	2025	2024
	(in thousands, except for per share data)
Result of Operations
Revenue	$2,739	$25,364
Operating costs and expenses	17,659	74,546
Loss from continuing operations	(16,766)	(49,046)
Loss from continuing operations per share - basic and diluted	$(0.16)	$(0.49)

	March 31, 2025	December 31, 2024
	(in thousands)
Balance Sheet
Cash and cash equivalents	$33,609	$50,482
Accounts receivable	$147	$481

Our revenue for the three months ended March 31, 2025 included primarily the drug product revenue of $2.6 million related to active pharmaceutical ingredient (“API”) deliveries to Astellas Pharma Inc. (“Astellas”).

As a comparison, our revenue for the three months ended March 31, 2024 included primarily the revenue recognized related to the following, respectively:

•
$25.7 million cumulative catch-up net adjustment in the drug product revenue, as a result of terminating the AstraZeneca U.S./RoW Agreement (as defined below), effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea.
•
$1.2 million of net reduction to drug product revenue related to API deliveries to Astellas; and
•
$0.8 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca.

Operating costs and expenses for the three months ended March 31, 2025 decreased compared to the same period a year ago primarily as a result of the net effect of the following:

•
$21.1 million one-time cost of goods sold recorded for the three months ended March 31, 2024 correspondingly to the above-mentioned drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as defined further below;
•
$11.5 million lower employee-related expenses primarily due to the impact from reduction in force action in August 2024 and cost control efforts;
•
$6.9 million lower clinical trial expenses primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
$6.5 million lower facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;

•
$5.8 million lower stock-based compensation primarily resulting from significant lower stock price and cancellations of stock options and restricted stock units due to reduced headcount; and
•
$2.4 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated.

For the three months ended March 31, 2025, we had a loss from continuing operations of $16.8 million, or a loss per basic and diluted share of $0.16, as compared to a loss of $49.0 million, or a loss per basic and diluted share of $0.49, for the same period a year ago, due to decreases in operating costs and expenses offset by decreases in revenue as discussed above.

Cash and cash equivalents and accounts receivable for continuing operations totaled $33.8 million at March 31, 2025, a decrease of $17.2 million from December 31, 2024. Consolidated cash and cash equivalents and accounts receivable for both continuing operations and discontinued operations totaled $128.4 million at March 31, 2025, an increase of $7.3 million from December 31, 2024, primarily due to the cash provided by operations as discussed under the Liquidity and Capital Resources section below.

Commercial, Development and Research Programs

The following is an overview of our clinical, commercial, and research programs.

FG-3246 and FG-3180 in Metastatic Castration Resistant Prostate Cancer

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

For the 25-30% of patients with homologous recombination repair mutation (“HRRm”), poly (ADP-ribose) polymerase (“PARP”) inhibitors are the standard of care for mCRPC patients.

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

FG-3246 and FG-3180 for the Treatment of mCRPC

We are developing FG-3246 in mCRPC and exploring other potential cancer indications. FG-3246 is a potential first-in-class ADC targeting a novel epitope on CD46. In addition to CD46 being expressed at high levels in certain tumor types with limited expression in most normal tissues, CD46 is a cell receptor that induces internalization upon antibody binding, which makes it an ideal target for an ADC. The cytotoxic payload of FG-3246 is monomethyl auristatin E (“MMAE”), an anti-mitotic agent that has been utilized in four commercially approved antibody-drug conjugate drugs.

We have met with the FDA to discuss the development pathway of FG-3246, and we anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC in the third quarter of 2025.

As part of this Phase 2 study, patients will also receive FG-3180, our PET imaging agent. FG-3180 is a diagnostic radiopharmaceutical utilizing a radiolabeled version of our CD46 targeting antibody in FG-3246 to assess the correlation between CD46 expression and the response to FG-3246.

In March 2025, FibroGen announced the peer-reviewed publication titled “A Phase 1, First-in-Human Study of FOR46 (FG-3246), an Immune-Modulating Antibody-Drug Conjugate Targeting CD46, in Patients with Metastatic Castration Resistant Prostate Cancer” in the Journal of Oncology. The manuscript included the complete results from the Fortis Therapeutics, Inc. (“Fortis”)-sponsored Phase 1 study of FG-3246 in heavily-pretreated, biomarker un-selected patients with mCRP. Key efficacy highlights observed in the RECIST-evaluable set of 25 patients include: (1) confirmed objective response rate was 20% with median duration of response of 7.5 months, (2) all objective responses observed at a starting dose of 2.7 mg/kg or higher, and (3) disease control rate was 80% with duration of treatment exceeding 24 weeks in 12 patients (48%); (4) PSA50 response rate of 36% in 39 evaluable patients (of eight evaluable patients who received docetaxel in the castration-sensitive setting, four (50%) achieved a confirmed PSA50 response); (5) median radiographic progression-free survival of 8.7 months in all 40 subjects in the efficacy analysis set; (6) of 15 evaluable baseline tumors, 12 (80%) were positive for CD46 expression by immunohistochemistry; and (7) FG-3246 responders were found to have a significantly higher frequency of effector T cells and lower frequency of immunosuppressive myeloid cells.

In May 2024, the University of California, San Francisco (“UCSF”) presented positive interim results from the dose escalation portion of the investigator-sponsored Phase 1b/2 study of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2024 American Society of Clinical Oncology Annual Meeting. The presentation includes data from 17 biomarker unselected patients in the dose escalation portion of the trial. Over 70% of the patients in the study received at least two prior androgen receptor signaling inhibitors, which included prior enzalutamide treatment. Dose escalation was explored with and without prophylactic granulocyte colony-stimulating factor (“G-CSF”) support. The primary endpoint was determination of the maximally tolerated dose of FG-3246 in combination with enzalutamide. The combination treatment demonstrated an encouraging preliminary estimate of median radiographic progression-free survival (“rPFS”) of 10.2 months. The maximally tolerated dose was established at 2.1 mg/kg adjusted body weight, with primary G-CSF prophylaxis, in combination with enzalutamide 160 mg/day. The most frequent adverse events were consistent with other MMAE-based ADCs and included fatigue, weight loss, elevated transaminases, neutropenia, and peripheral neuropathy. We expect topline results from the Phase 2 portion of this study, including data on the CD46 targeted PET imaging agent FG-3180, in the fourth quarter of 2025.

ROXADUSTAT IN ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

FibroGen maintains its rights to Roxadustat in the United States and in all markets not licensed to Astellas. The Company continues to evaluate a development plan for Roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical needs.

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

Lower-risk MDS patients represent approximately 77% of the total diagnosed MDS population. National Comprehensive Cancer Network (“NCCN”) guidelines recommend the use of erythropoiesis-stimulating agents (“ESAs”), luspatercept and imetelstat in lower risk MDS patients, depending on patients’ treatment history, serum erythropoietin (“EPO”) levels and ring sideroblast status.

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

We filed our Type-C meeting request with the FDA in the second quarter of 2025 and expect feedback on the potential path forward for roxadustat in anemia associated with lower-risk MDS in the third quarter of 2025.

Roxadustat in Anemia of Chronic Kidney Disease

Roxadustat is our commercial-stage product, an oral small molecule inhibitor of HIF-PH activity that acts by stimulating the body’s natural pathway of erythropoiesis, or red blood cell production.

In collaboration with our partners Astellas and AstraZeneca, roxadustat (爱瑞卓®, EVRENZOTM) is approved to treat anemia in China, Europe, Japan, and numerous other countries.

China – Roxadustat Commercial Program

On February 20, 2025, we and our subsidiary FibroGen China Anemia Holdings, Ltd. entered into a Share Purchase Agreement with AstraZeneca Treasury Limited, a subsidiary of AstraZeneca plc, pursuant to which we agreed to sell all of the issued and outstanding equity interests of FibroGen International for an aggregate purchase price of approximately $185 million, comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries, currently anticipated to be approximately $100 million, as of the closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. Upon the closing, we will assign to them all rights to roxadustat in China, Hong Kong, and Macao, including rights to manufacture, develop, distribute, and commercialize roxadustat.

U.S., Europe, Japan and Rest of World - Roxadustat Program

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

See the Eluminex Agreement section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through March 31, 2025 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $1.8 million and $(2.2) million for the three months ended March 31, 2025 and 2024, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $0.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

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

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through March 31, 2025 totaled $81.2 million.

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

We account for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, is included in the discontinued operations in the condensed consolidated statement of operations, and the investment in unconsolidated subsidiary is included the held for sale assets in the condensed consolidated balance sheet. See Note 2, Discontinued Operations, to the condensed consolidated financial statements for details.

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

We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognize revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. We recognized net product revenue of $39.8 million and $30.5 million for the three months ended March 31, 2025 and 2024, respectively, majority of which were from the sales to Falikang.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenue:
Development and other revenue	$144	$878	$(734)	(84)%
Drug product revenue, net	2,595	24,486	(21,891)	(89)%
Total revenue	$2,739	$25,364	$(22,625)	(89)%

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of March 31, 2025, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021, and we expect to continue through 2033, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material. Development and other revenue have not been material for any of the periods presented.

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

Total revenue decreased $22.6 million, or 89%, for the three months ended March 31, 2025, compared to the same period a year ago for the reasons discussed in the sections below.

Drug Product Revenue, Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$1,781	$(2,205)	$3,986	(181)%
Astellas Europe Agreement	814	1,021	(207)	(20)%
AstraZeneca U.S./RoW Agreement	—	25,670	(25,670)	NM
Total drug product revenue, net:	$2,595	$24,486	$(21,891)	(89)%

NM = Not meaningful

Drug product revenue, net decreased $21.9 million, or 89%, for the three months ended March 31, 2025, compared to the same period a year ago.

Astellas Japan Agreement

During the first quarter of 2025, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded an adjustment to the drug product revenue of $1.8 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated yield from the manufacture of bulk product tablets, among others.

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

As of March 31, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $0.7 million in accrued liabilities and $0.6 million in other long-term liabilities, representing our best estimate of the timing for these amounts to be paid.

Astellas Europe Agreement

We updated our estimate of variable consideration related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, we reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million. We further reclassified $2.1 million from the related deferred revenue to accrued liabilities during the three months ended March 31, 2025. As of March 31, 2025, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $12.6 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $0.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

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

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$252	$21,343	$(21,091)	(99)%
Research and development	9,175	36,489	(27,314)	(75)%
Selling, general and administrative	8,106	16,714	(8,608)	(52)%
Restructuring charge	126	—	126	100%
Total operating costs and expenses	$17,659	$74,546	$(56,887)	(76)%

Total operating costs and expenses decreased $56.9 million, or 76%, compared to the same period a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold decreased $21.1 million, or 99%, for the three months ended March 31, 2025, compared to the same period a year ago. As described above, during the three months ended March 31, 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $21.1 million during the three months ended March 31, 2024.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024. As a result, research and development expenses have overall decreased and may continue to decrease in certain areas over time.

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2025 and 2024:

	Phase of	Three Months Ended March 31,
Product Candidate	Development	2025	2024
		(in thousands)
FG-3246	Phase 1	$5,270	$5,461
Pamrevlumab	Phase 2/3	2,169	20,227
Roxadustat	Approved / Phase 3	457	2,171
Other research and development expenses		1,279	8,630
Total research and development expenses		$9,175	$36,489

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $27.3 million, or 75%, for the three months ended March 31, 2025, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $7.8 million in employee-related costs primarily due to the impact from reduction in force action in August 2024 and cost control efforts;
•
Decrease of $6.9 million in clinical trials costs primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
Decrease of $5.8 million in facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;
•
Decrease of $3.3 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount; and
•
Decrease of $2.4 million in drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include facility-related costs, professional fees, accounting and legal services, other outside services, recruiting fees and expenses associated with obtaining and maintaining patents. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024. As a result, SG&A expenses have overall decreased and may continue to decrease over time.

SG&A expenses decreased $8.6 million, or 52%, for the three months ended March 31, 2025, compared to the same period a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $3.6 million in employee-related costs primarily due to the impact from reduction in force action in August 2024 and cost control efforts; and
•
Decrease of $2.5 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount.

Restructuring Charge

In response to the topline clinical results for pamrevlumab in patients with pancreatic cancer we announced in July 2024, we implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously winding down remaining obligations, and reducing our U.S. workforce by approximately 75%. As a result, we recorded majority of the related non-recurring restructuring charge during the third quarter of 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. The related restructuring charge for the three months ended March 31, 2025 was not material.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,257)	$(2,092)	$(165)	8%
Interest income and other income (expenses), net	413	2,235	(1,822)	(82)%
Total interest and other, net	$(1,844)	$143	$(1,987)	(1,390)%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained relatively flat for the three months ended March 31, 2025.

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

Interest income and other income (expenses), net decreased $1.8 million, or 82%, compared to the same period a year ago, primarily due to lower interest income resulting from lower cash equivalents and investment balances.

Income Taxes

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Loss from continuing operations before income taxes	$(16,764)	$(49,039)
Provision for income taxes	2	7
Effective tax rate	—%	—%

Provisions for income taxes for the three months ended March 31, 2025 and 2024 were primarily due to foreign taxes.

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

Discontinued Operations

On February 20, 2025, we entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

We determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board Accounting Standards Codification ASC 205, Presentation of Financial Statements, as of March 31, 2025 and December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations. See Note 2, Discontinued Operations, for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

In November 2022, we entered into a Revenue Interest Financing Agreement (“RIFA”) with NovaQuest Capital Management (“NovaQuest”) with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements.

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

In February 2025, we entered into an Equity Distribution Agreement with BofA Securities, Inc. pursuant to which we may issue and sell, from time to time and through BofA Securities, Inc., shares of our common stock having an aggregate offering price of up to $30.0 million. We did not sell any shares of common stock under this agreement during the three months ended March 31, 2025.

As of March 31, 2025, we had cash and cash equivalents of $33.6 million for our continuing operations, compared to $50.5 million as of December 31, 2024. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. In addition, as of March 31, 2025, we had $72.6 million of cash and cash equivalents and $22.0 million of accounts receivable in China, which were included in the held for sale assets in the condensed consolidated balance sheet. We will have access to the entirety of the cash, cash equivalents and accounts receivable balances in China upon the close of the sales of FibroGen International to AstraZeneca Treasury Limited.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands), including both continuing operations and discontinued operations:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$2,719	$(59,288)
Investing activities	(16)	51,276
Financing activities	(88)	(165)
Effect of exchange rate changes on cash and cash equivalents	1,407	223
Net increase (decrease) in cash and cash equivalents	$4,022	$(7,954)

Operating Activities

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2025 and consisted primarily of net income of $4.6 million adjusted for non-operating cash items of $3.7 million, and a net decrease in operating assets and liabilities of $5.7 million. The significant non-operating cash items included stock-based compensation expense of $2.9 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities decreased $31.7 million, primarily driven by the $28.5 million distribution of litigation settlement related to our agreement in principle with plaintiffs to settle the class action lawsuit, and bonus and severance payouts totaling $5.1 million during the quarter. The accrued and other liabilities were also impacted by cost control efforts and the timing of invoicing and payment;
•
Accounts payable decreased $24.8 million, primarily driven by the payments made during the quarter to AstraZeneca under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items;
•
Deferred revenue decreased $4.1 million, primarily related to the reclassification of $2.1 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the year. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details. In addition, the decrease in deferred revenue was also related to the $1.3 million product revenue recognized, which is included in the discontinued operations, from the previously deferred revenue of the China performance obligation during the quarter;
•
Accounts receivable increased $3.2 million, primarily driven by the billings to Falikang based on the arrangements under the above-mentioned settlement agreements and related to the increase product sales. Accounts receivable from Falikang is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 2, Discontinued Operations to the condensed consolidated financial statements;
•
Prepaid expenses and other current assets decreased $52.6 million, primarily due to the $28.5 million distribution of the above-mentioned litigation settlement during the quarter, which is fully recoverable under our insurance policies. The decrease in prepaid expenses and other current assets was also related to the collection from Falikang during the quarter based on the arrangements under the above-mentioned settlement agreements between FibroGen China and AstraZeneca to settle certain historical items, which was unbilled receivables as of December 31, 2024;

•
Inventory decreased $2.9 million primarily driven by lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China in late 2024. Inventory in China is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 2, Discontinued Operations to the condensed consolidated financial statements; and
•
Accrued interest expense related to sale of future revenues increased $1.7 million due to the interest expense of $2.2 million accrued, offset by the interest paid, during the quarter. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

Net cash used in operating activities was $59.3 million for the three months ended March 31, 2024 and consisted primarily of net loss of $32.9 million adjusted for non-operating cash items of $7.7 million, and a net decrease in operating assets and liabilities of $34.1 million. The significant non-operating cash items included stock-based compensation expense of $8.8 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accounts receivable increased $24.7 million, primarily driven by the receivable from AstraZeneca of $26.0 million associated with the settlement of the past transactions under the above-mentioned settlement agreements between FibroGen China and AstraZeneca to settle certain historical items;
•
Accounts payable decreased $13.6 million, primarily driven by the timing of invoicing and payments;
•
Deferred revenue decreased $10.2 million, primarily related to the reclassification of $5.7 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during three months ended March 31, 2024. In addition, the decrease in deferred revenue was also related to the product revenue recognized from the previously deferred revenue of the China performance obligation during the three months ended March 31, 2024;
•
Accrued interest expense related to sale of future revenues decreased $3.6 million due to the $5.7 million interest paid, offset by the interest expense of $2.0 million accrued during the three months ended March 31, 2024;
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

Investing Activities

Investing activities primarily consist of purchases of property and equipment, purchases of investments and proceeds from the maturity and sale of investments.

Net cash used in investing activities was immaterial for the three months ended March 31, 2025.

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

Net cash used in financing activities was immaterial for the three months ended March 31, 2025 and 2024.

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

If we are unable to complete the above mentioned sale of FibroGen International and its subsidiaries to AstraZeneca, access additional cash from our China operations, or raise additional capital in the United States, we would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements are issued and would not be able to comply with its financial covenant that requires a minimum balance of $27 million of unrestricted cash and cash equivalents to be held in accounts in the United States. Upon an event of default, our senior secured term loan facilities could become immediately due and payable. We have evaluated measures to access additional cash from our China operations and believe the sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

Commitments and Contingencies

Contractual Obligations

As of March 31, 2025, we had outstanding total non-cancelable purchase obligations of $2.3 million for general purchases and other programs, $0.7 million for manufacture and supply of roxadustat, and $0.3 million for Manufacture and supply of FG-3246, all of which are expected to be paid within the next 12 months. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of March 31, 2025, we had $73.4 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which are not subject for repayment until May 2026. Meanwhile, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $10.5 million within the next 12 months. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of March 31, 2025, we had $61.0 million of liability related to sale of future revenues on the condensed consolidated balance sheets, $1.9 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2025 compared with the disclosures in Part II, Item 7 of our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of March 31, 2025, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025.

SUMMARY RISK FACTORS

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our positron emission tomography imaging agent FG-3180).
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

Risks Related to Our International Operations

•
If we are unable to consummate the sale of FibroGen International to AstraZeneca Treasury Limited, the trading price of our common stock and our business may be harmed.*
•
We have established operations in China and there are a number of risks associated with international operations could materially and adversely affect our business.
•
The pharmaceutical industry in China is highly regulated and such regulations are subject to change.
•
Changes in U.S. and China relations, as well as relations with other countries, and/or regulations may adversely impact our business.*
•
We use our own manufacturing facility in China to produce roxadustat drug product for the market in China. There are risks inherent to operating commercial manufacturing facilities and we may not be able to continually meet market demand.
•
There is a risk of manufacturing disruption due to geopolitical tensions in China and related to United States legislation impacting WuXi AppTec, Wuxi Biologics, and Wuxi XDC.*
•
We may experience difficulties in successfully growing and sustaining sales of roxadustat in China.*
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

The future value drivers for FibroGen, Inc. (“FibroGen” or the “Company”) depend in large part on the continued commercial success of roxadustat in Europe, Japan, and the People’s Republic of China (“China”), the potential of roxadustat anemia associated with lower-risk myelodysplastic syndromes (“MDS”), and the development of FG-3246 (in conjunction with our PET imaging agent FG-3180), which is in clinical development for metastatic castration-resistant prostate cancer (“mCRPC”).

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

On February 20, 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which we agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables. Until closing, the collaboration agreement with AstraZeneca, and associated reimbursement of our development costs, will remain in effect.

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

Intellectual property protecting our roxadustat product is either being challenged or will expire at various times in the coming years, raising the possibility of generic competition. The China Health Authority has approved eight generic forms of our EVRENZOTM product (爱瑞卓®, roxadustat) for marketing in China. The introduction of generic competition for a patented branded medicine typically results in a significant and rapid reduction in net sales and operating income for the branded product because generic manufacturers typically offer their unpatented versions at sharply lower prices. Such competition can occur after successful challenges to intellectual property rights or the regular expiration of the term of the patent or other intellectual property rights. Such competition can also result from a Declaration of Public Interest or the compulsory licensing of our drugs by governments, or from a general weakening of intellectual property laws in certain countries around the world. In addition, generic manufacturers sometimes take an aggressive approach to challenging intellectual property rights, including conducting so-called “launches at risk” of products that are still under legal challenge for infringement before final resolution of legal proceedings.

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

We are subject to laws and regulations governing corruption, which require us to maintain costly compliance programs.*

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-bribery and anti-corruption laws in other countries, particularly China. The implementation and maintenance of compliance programs can be costly and such programs may be difficult to enforce, particularly where reliance on third parties is required.

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

Risks Related to Our International Operations

If we are unable to consummate the sale of FibroGen International to AstraZeneca Treasury Limited, the trading price of our common stock and our business may be harmed.*

The consummation of the sale of FibroGen International is subject to the satisfaction or waiver of various customary closing conditions, including the receipt of regulatory approval from the China State Administration for Market Regulation. We cannot guarantee that the closing conditions set forth in the Share Purchase Agreement will be satisfied and if we are unable to satisfy the closing conditions, AstraZeneca Treasury Limited will not be obligated to purchase FibroGen International. In the event that the sale is not completed, the announcement of the termination of the Share Purchase Agreement may adversely affect the trading price of our common stock and our business, including that we will not have sufficient liquidity to continue operations in the U.S. for twelve months from the date of this Quarterly Report and will not be able to comply with our debt covenant under our senior secured term loan facilities that requires a minimum of $27 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. In addition, if the sale of FibroGen International to AstraZeneca Treasury Limited is not completed, our Board of Directors, may evaluate other strategic alternatives with respect to FibroGen International, if any are available, which alternatives may not be as favorable to our stockholders as the proposed sale to AstraZeneca Treasury Limited, and may not result in any definitive transaction or enhance stockholder value.

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

Changes in U.S. and China relations, as well as relations with other countries, and/or regulations may adversely impact our business.*

The U.S. government, including the SEC, has made statements and taken certain actions that have led to changes to U.S. and international relations, and will impact companies with connections to the U.S. or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China, and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. We conduct contract manufacturing and development activities and have business operations both in the U.S. and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of products and product components, our ability to raise capital, the market price of our common stock, or prevent us from commercializing and selling our drug products in certain countries. While we are attempting to import future quantities of drug substance from certain suppliers ahead of any new tariffs, if we are unable to do so before such new tariffs are introduced for clinical or commercial pharmaceuticals from China, the Company could encounter moderate additional costs to transfer remaining quantities of FG-3246 for completion of its clinical Phase 2 clinical study, and potentially significant additional costs for the transfer of commercial roxadustat inventory for commercial supply for Europe.

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

Manufacturing facilities in China are subject to periodic unannounced inspections by the National Medical Products Administration and other regulatory authorities. We expect to depend on these facilities for our product candidates and business operations in China, and we do not yet have a secondary source supplier for either roxadustat API or drug product in China. Consequently, we also carry single source supplier risk for all countries we or our partners are selling in, other than China. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our ability to operate our manufacturing facility. Certain equipment, records and other materials located in such facility would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize our product candidates in China.

There is a risk of manufacturing disruption due to geopolitical tensions in China and related to U.S. legislation impacting WuXi AppTec, WuXi Biologics, and WuXi XDC.*

The climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. For example, certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited and our current supplier of FG-3246, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), Wuxi XDC (Hong Kong) Limited (“WuXi XDC”) and companies that do business with WuXi Biologics and WuXi XDC. Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”), our supplier of roxadustat drug substance, is also included in this legislation since it is a branch of WuXi Apptec. This can impact the FG-3246 program as we source the linker and payload from WuXi STA and we manufacture antibody, antibody drug conjugate drug substance and antibody drug conjugate drug product at WuXi Biologics and WuXi XDC. This legislation is being developed and it is possible that the content in the legislation continues to change prior to becoming law. There are also risks that new legislation comes up in the future that imposes further restrictions on our ability to source FG-3246 from WuXi Biologics, WuXi XDC, and WuXi STA for U.S. based clinical and commercial demand. This legislation may prevent us from launching FG-3246 in the U.S. or conducting clinical trials after the period specified in the legislation. This may also force us to consider alternative suppliers for which additional time, money and resources may be required without a guarantee of producing comparable product in a timely fashion. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, timing of supply deliveries, cash flows and prospects.

We may experience difficulties in successfully growing and sustaining sales of roxadustat in China.*

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, we have a profit-sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to competition and our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Roxadustat’s recent inclusion in the 2023 National Reimbursement Drug List came with a limited 7% price reduction. Such reimbursement pricing for China is effective for a standard two-year period (between January 1, 2024, and December 31, 2025). The China Health Authority has since accepted abbreviated NDAs for over 20 generics roxadustat applicants and approved eight for marketing in China. Given that the requisite number (four or more) generics have been approved in China, there is a substantial risk of roxadustat being subject to the country’s volume-based purchasing (“VBP”) program whereby a national tender could be called. We expect this to occur in the second half of 2025. If a tender is called for roxadustat, our access to the China market as the originator drug would be significantly impacted and our price would be further reduced, resulting in significant reductions in the topline revenue for roxadustat.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, we plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and, in any event, must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of March 31, 2025, approximately $72.6 million of our cash and cash equivalents is held in China, and was included in the held for sale assets in the condensed consolidated balance sheet, the entirety of which we will have access to upon the close of the sale of FibroGen International to AstraZeneca Treasury Limited.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for chemotherapy-induced anemia in China, potentially anemia in lower-risk MDS in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for mCRPC. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2024 and 2023 were $47.6 million and $284.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1.9 billion. As of March 31, 2025, we had capital resources from cash and cash equivalents of $33.6 million for our continuing operations. In addition, as of March 31, 2025, we had $72.6 million of cash and cash equivalents and $22.0 million of accounts receivable in China, which were included in the held for sale assets in the condensed consolidated balance sheet. We will have access to the entirety of the cash, cash equivalents, and accounts receivable balances in China upon the close of the sales of FibroGen International to AstraZeneca Treasury Limited. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, upon closing of the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue our clinical development efforts. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. If we are unable to complete the sale of FibroGen International, access additional cash from our China operations, or raise additional capital in the U.S., we will not have sufficient liquidity to continue operations in the U.S. for the twelve months from the date of this Quarterly Report and will not be able to comply with our debt covenant under our senior secured term loan facilities that requires a minimum balance of $27 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, our senior secured term loan facilities could become immediately due and payable. We have evaluated measures to access additional cash from our China operations and we believe the sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Our Financing Agreement with Morgan Stanley Tactical Value requires us to maintain a minimum balance of $27 million of unrestricted cash and cash equivalents held in accounts in the U.S. and, while any portion of the term loans or any other obligations under the Financing Agreement remain outstanding, we must comply with certain customary affirmative and negative covenants set forth in the Financing Agreement and related loan documents. The Financing Agreement also provides for customary events of default triggers. Upon an event of default, the administrative agent under the Financing Agreement may, and at the direction of the majority lenders shall, accelerate all of our outstanding obligations under the Financing Agreement and related loan documents, terminate all outstanding funding commitments and/or exercise remedies available at law or equity or under contract for secured creditors. The term loans are secured by substantially all of our and our non-Chinese subsidiaries’ assets, subject to customary exceptions.

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

We are exposed to the risks associated with litigation, investigations, regulatory proceedings, and other legal matters, any of which could have a material adverse effect on us.*

We are currently and may in the future face legal, administrative and regulatory proceedings, claims, demands, investigations and/or other dispute-related matters involving, among other things, our products, product candidates, or other issues relating to our business as well as allegations of violation of U.S. and foreign laws and regulations relating to intellectual property, competition, securities, consumer protection, and the environment.

For example, we and certain of our former executive officers have been named as defendants in a consolidated putative class action lawsuit (“Securities Class Action Litigation”) and certain of our current and former executive officers and directors have been named as defendants in several derivative lawsuits (“Derivative Litigation”). All seven Derivative Lawsuits have been dismissed. The complaint filed in the Securities Class Action Litigation alleges violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements about our Phase 3 clinical studies data and prospects for FDA approval. The complaints filed in the Derivative Litigation asserts claims based on some of the same alleged misstatements and omissions as the Securities Class Action Litigation and seeks, among other things, unspecified damages. While the Securities Class Action Litigation has been settled, we intend to vigorously defend the claims made in the Derivative Litigation; however, the outcome of these matters cannot be predicted.

The claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. In the fourth quarter of 2021, we received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. In May 2025, the Company entered into a settlement with the SEC, subject to Commission approval. As part of the settlement, and without admitting or denying the findings in the settlement offer or administrative order to be issued by the SEC, the Company agreed to pay a $1.25 million civil penalty.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended March 31, 2025, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $0.30 per share to $2.36 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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
•
the potential effect of a reverse stock split;

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

On April 11, 2025, the Nasdaq Hearings Panel granted FibroGen a temporary exception to regain compliance with the Rule, contingent on obtaining stockholder approval on June 4, 2025, and thereafter effecting a reverse stock split by June 24, 2025.

Our common stock will remain listed on the Nasdaq pending the reverse stock split.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	8-K	001-36740	3.1	04/04/2025

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1* †	Share Purchase Agreement by and among AstraZeneca Treasury Limited, FibroGen China Anemia Holdings, Ltd., and FibroGen, Inc., dated as of February 20, 2025.	—	—	—	—

10.2* †	Amendment No.1 to the First Amended and Restated Evaluation Agreement, by and between Fortis Therapeutics, Inc. and FibroGen, Inc., dated as of March 28, 2025.	—	—	—	—

10.3* †	Amendment No.1 to the First Amended and Restated Option Agreement and Plan of Merger, by and between Fortis Therapeutics, Inc. and FibroGen, Inc., dated as of March 28, 2025.	—	—	—	—

10.4* †	First Amendment to Financing Agreement, by and among FibroGen, Inc., NHTV Fairview Holding LLC, NHTV II Fairview Holding LLC, MSTV Fund II ESC Fairview Holding LLC, and Wilmington Trust, National Association, dated as of May 8, 2025.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	—	—	—	—

104	Cover Page formatted as inline XBRL and contained in Exhibits 101.	—	—	—	—

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

FibroGen, Inc.

Date: May 12, 2025	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ David DeLucia
David DeLucia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)