Form 10-Q
period 2025-06-30
FIBROGEN INC
filed 2025-08-11
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock outstanding as of July 31, 2025 was 4,043,899.

FIBROGEN, INC.

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,367	$50,482
Accounts receivable, net	136	481
Inventories	3,863	3,155
Prepaid expenses and other current assets	2,306	31,542
Current assets held for sale	132,650	110,849
Total current assets	162,322	196,509
Other assets	839	1,405
Long-term assets held for sale	14,894	16,611
Total assets	$178,055	$214,525

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$10,477	$5,064
Accrued and other current liabilities	35,916	62,035
Deferred revenue	27,311	27,290
Senior secured term loan facilities, current	73,733	—
Current liabilities held for sale	8,458	38,917
Total current liabilities	155,895	133,306
Product development obligations	19,398	17,012
Deferred revenue, net of current	122,224	114,708
Senior secured term loan facilities, non-current	—	73,092
Liability related to sale of future revenues, non-current	61,306	58,864
Other long-term liabilities	106	822
Long-term liabilities held for sale	156	356
Total liabilities	359,085	398,160

Commitments and Contingencies (Note 10)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2025 and December 31, 2024; 4,044 and 4,037 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,011	1,009
Additional paid-in capital	1,673,249	1,668,620
Accumulated other comprehensive loss	(4,794)	(5,732)
Accumulated deficit	(1,892,463)	(1,889,499)
Total stockholders’ deficit attributable to FibroGen	(222,997)	(225,602)
Nonredeemable non-controlling interests	20,487	20,487
Total deficit	(202,510)	(205,115)
Total liabilities, redeemable non-controlling interests and deficit	$178,055	$214,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Development and other revenue	$133	$269	277	1,147
Drug product revenue, net	1,215	729	3,811	25,216
Total revenue	1,348	998	4,088	26,363

Operating costs and expenses:
Cost of goods sold	85	140	337	21,483
Research and development	5,865	32,360	15,040	68,848
Selling, general and administrative	7,057	14,906	15,164	31,622
Restructuring charge	393	—	519	—
Total operating costs and expenses	13,400	47,406	31,060	121,953
Loss from operations	(12,052)	(46,408)	(26,972)	(95,590)

Interest and other, net
Interest expense	(2,009)	(1,868)	(4,265)	(3,960)
Interest income and other income (expenses), net	286	900	698	3,135
Total interest and other, net	(1,723)	(968)	(3,567)	(825)

Loss from continuing operations before income taxes	(13,775)	(47,376)	(30,539)	(96,415)
Benefit from income taxes	(92)	(281)	(90)	(274)
Loss from continuing operations	(13,683)	(47,095)	(30,449)	(96,141)
Income from discontinued operations, net of tax	6,080	31,551	27,485	47,664
Net loss	$(7,603)	$(15,544)	$(2,964)	$(48,477)

Loss from continuing operations per share - basic and diluted	$(3.38)	$(11.79)	$(7.54)	$(24.18)
Income from discontinued operations per share - basic and diluted	1.50	7.90	6.81	11.99
Net loss per share - basic and diluted	$(1.88)	$(3.89)	$(0.73)	$(12.19)

Weighted average number of common shares used to calculate net income (loss) per share - basic and diluted	4,042	3,993	4,040	3,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,603)	$(15,544)	$(2,964)	$(48,477)
Other comprehensive income (loss):
Foreign currency translation adjustments	(360)	2,700	939	3,092
Available-for-sale investments:
Unrealized loss on investments, net of tax effect	—	(2)	(1)	(26)
Other comprehensive income (loss), net of taxes	(360)	2,698	938	3,066
Comprehensive loss	(7,963)	(12,846)	(2,026)	(45,411)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
	(Note 1)
Balance at March 31, 2025	4,041,758	$1,010	$1,671,388	$(4,434)	$(1,884,860)	$20,487	$(196,409)	$21,480
Net loss	—	—	—	—	(7,603)	—	(7,603)	—
Foreign currency translation adjustments	—	—	—	(360)	—	—	(360)	—
Shares issued from stock plans, net of payroll taxes paid	2,196	1	(12)	—	—	—	(11)	—
Redemption of fractional shares due to reverse stock split	(55)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,873	—	—	—	1,873	—
Balance at June 30, 2025	4,043,899	$1,011	$1,673,249	$(4,794)	$(1,892,463)	$20,487	$(202,510)	$21,480

Balance at March 31, 2024	3,978,975	$995	$1,652,243	$(6,507)	$(1,874,853)	$20,487	$(207,635)	$21,480
Net loss	—	—	—	—	(15,544)	—	(15,544)	—
Change in unrealized gain or loss on investments	—	—	—	(2)	—	—	(2)	—
Foreign currency translation adjustments	—	—	—	2,700	—	—	2,700	—
Shares issued from stock plans, net of payroll taxes paid	37,015	9	31	—	—	—	40	—
Stock-based compensation	—	—	8,588	—	—	—	8,588	—
Balance at June 30, 2024	4,015,990	$1,004	$1,660,862	$(3,809)	$(1,890,397)	$20,487	$(211,853)	$21,480

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
	(Note 1)
Balance at December 31, 2024	4,036,678	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480
Net loss	—	—	—	—	(2,964)	—	(2,964)	—
Change in unrealized gain or loss on investments	—	—	—	(1)	—	—	(1)	—
Foreign currency translation adjustments	—	—	—	939	—	—	939	—
Shares issued from stock plans, net of payroll taxes paid	7,276	2	(50)	—	—	—	(48)	—
Issuance cost under ATM Program	—	—	(46)	—	—	—	(46)	—
Redemption of fractional shares due to reverse stock split	(55)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,725	—	—	—	4,725	—
Balance at June 30, 2025	4,043,899	$1,011	$1,673,249	$(4,794)	$(1,892,463)	$20,487	$(202,510)	$21,480

Balance at December 31, 2023	3,950,809	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(48,477)	—	(48,477)	—
Change in unrealized gain or loss on investments	—	—	—	(26)	—	—	(26)	—
Foreign currency translation adjustments	—	—	—	3,092	—	—	3,092	—
Shares issued from stock plans, net of payroll taxes paid	65,181	16	(129)	—	—	—	(113)	—
Stock-based compensation	—	—	17,350	—	—	—	17,350	—
Balance at June 30, 2024	4,015,990	$1,004	$1,660,862	$(3,809)	$(1,890,397)	$20,487	$(211,853)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(2,964)	$(48,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	530	1,582
Amortization of finance lease right-of-use assets	18	19
Net accretion of premium and discount on investments	(1)	(1,681)
Investment income in unconsolidated variable interest entity	(1,108)	(1,766)
Impairment of property and equipment	2,062	—
Loss on disposal of property and equipment	—	306
Stock-based compensation	4,725	17,350
Changes in operating assets and liabilities:
Accounts receivable, net	(3,001)	5,962
Inventories	4,210	15,578
Prepaid expenses and other current assets	51,479	4,527
Operating lease right-of-use assets	620	6,806
Other assets	549	441
Accounts payable	(21,692)	(7,977)
Accrued and other liabilities	(30,700)	(52,663)
Operating lease liabilities, current	(434)	1,489
Deferred revenues	7,537	(29,501)
Accrued interest expense related to sale of future revenues	3,684	(1,904)
Accrued interest for finance lease liabilities	(11)	12
Operating lease liabilities, non-current	(205)	(8,128)
Other long-term liabilities	103	(1,132)
Net cash provided by (used in) operating activities	15,401	(99,157)

Investing activities
Purchases of property and equipment	(29)	(43)
Proceeds from sale of property and equipment	—	3
Purchases of available-for-sale securities	—	(8,628)
Proceeds from maturities of investments	—	132,183
Net cash provided by (used in) investing activities	(29)	123,515

Financing activities
Repayments of finance lease liabilities	(2)	(20)
Cash paid for payroll taxes on restricted stock unit releases	(49)	(229)
Payment of issuance cost under ATM Program	(46)	—
Proceeds from issuance of common stock under employee stock plans	—	116
Net cash used in financing activities	(97)	(133)
Effect of exchange rate change on cash and cash equivalents	2,388	2,801
Net increase in cash and cash equivalents	17,663	27,026
Total cash and cash equivalents at beginning of period	102,178	113,688
Total cash and cash equivalents at end of period	$119,841	$140,714

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

The Company is developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. The Company anticipates initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory analysis of FG-3180, in the third quarter of 2025, pending close of the sale of FibroGen International to AstraZeneca Treasury Limited.

The Company and its collaboration partners have developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On February 20, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca AB (“AstraZeneca”) is the Company’s long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation (“SAMR”).

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

The Company continues to work on its development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need.

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

Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China SAMR. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation. As a result, the Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, as of June 30, 2025 and December 31, 2024. Accordingly, the condensed consolidated balance sheets and the condensed consolidated statements of operations, and the notes to the condensed consolidated financial statements were recasted for all periods presented to reflect the discontinuation of FibroGen International in accordance with ASC 205. The operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations, while the related assets and liabilities were classified within the condensed consolidated balance sheets as held for sale for all periods presented. See Note 2, Discontinued Operations, for related disclosures. Unless otherwise noted, discussion in the notes to these consolidated financial statements, relates to solely to the Company’s continuing operations.

Reverse Stock Split

On June 16, 2025, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 101.1 million shares to approximately 4.0 million shares. Proportionate adjustments have been made to the number of shares available for issuance under the Company’s equity incentive plans as well as outstanding equity awards, in accordance with their respective terms. All share amounts have been retroactively adjusted in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements, where applicable, to reflect the Reverse Stock Split.

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

If the Company is unable to complete the above mentioned sale of FibroGen International, access additional cash from its China operations, or raise additional capital in the U.S., the Company would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements are issued and would not be able to comply with its financial covenant that requires a minimum balance of $18.75 million of unrestricted cash and cash equivalents to be held in accounts in the United States. Upon an event of default, the Company’s senior secured term loan facilities could become immediately due and payable. The Company has evaluated measures to access additional cash from its China operations and believes the sale of FibroGen International represents the most efficient way to access the entirety of its cash from China upon closing of the transaction. There is also the potential that the Company raises additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, the Company has determined that there is substantial doubt about its ability to continue as a going concern within 12 months after the date that the financial statements are issued.

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

Net Income (Loss) per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a loss from continuing operations for each of the three and six months ended June 30, 2025 and 2024. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock options	490	603	500	551
RSUs, PRSUs and TSR awards	36	156	42	157
ESPP	—	18	—	20
	526	777	542	728

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

2. Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited, pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited for an aggregate purchase price comprised of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries as of the closing. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China SAMR. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation. As a result, Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with FASB ASC 205, Presentation of Financial Statements, as of June 30, 2025 and December 31, 2024. Accordingly, the operating results related to the FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations, while the related assets and liabilities were classified within the condensed consolidated balance sheets as held for sale for all periods presented.

The financial results of the discontinued operations with respect to FibroGen International reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$19,655	49,643	$59,472	$80,181
Operating costs and expenses:
Cost of goods sold	4,290	5,038	9,692	9,448
Research and development	542	1,746	1,301	3,650
Selling, general and administrative	6,074	7,370	13,538	13,475
Total operating costs and expenses	10,906	14,154	24,531	26,573
Income from operations	8,749	35,489	34,941	53,608
Interest and other, net
Interest expense	(2,964)	(2,915)	(5,915)	(5,819)
Interest income and other income (expenses), net	(1,367)	(2,181)	(2,649)	(1,846)
Total interest and other, net	(4,331)	(5,096)	(8,564)	(7,665)
Income before income taxes	4,418	30,393	26,377	45,943
Provision for income taxes	—	19	—	45
Investment income in unconsolidated variable interest entity	1,662	1,177	1,108	1,766
Income from discontinued operations, net of tax	$6,080	$31,551	$27,485	$47,664

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, and is discussed in the China Performance Obligation section in Note 3, Collaboration Agreements, License Agreement and Revenues.

The carrying value of the assets and liabilities of the discontinued operations with respect to FibroGen International on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$96,474	$51,696
Accounts receivable, net	22,143	18,443
Inventories	10,871	15,547
Prepaid expenses and other current assets	3,162	25,163
Total current assets held for sale	132,650	110,849

Property and equipment, net	4,670	7,041
Equity method investment in unconsolidated variable interest entity	8,115	6,864
Operating lease right-of-use assets	1,122	1,716
Other assets	987	990
Total long-term assets held for sale	14,894	16,611

Liabilities
Accounts payable	$123	$26,974
Accrued and other current liabilities	7,486	10,679
Operating lease liabilities, current	849	1,264
Total current liabilities held for sale	8,458	38,917

Operating lease liabilities, non-current	156	356
Total long-term liabilities held for sale	156	356

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Depreciation	$530	$753
Investment loss (income) in unconsolidated variable interest entity	(1,108)	(1,766)
Impairment of property and equipment	2,062	—
Stock-based compensation	$943	$884

Included in the discontinued operations, Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity.

The net product revenue from sales to Falikang were $16.4 million and $46.0 million for the three months ended June 30, 2025 and 2024, and $53.3 million and $73.1 million for the six months ended June 30, 2025 and 2024, respectively. The product revenue recognized for the three months ended June 30, 2025 included a decrease in revenue of $12.1 million resulting from changes to estimated variable consideration in the current period relating to performance obligation satisfied in previous periods. The other income from Falikang were immaterial for the three and six months ended June 30, 2025 and 2024.

The investment income in Falikang was $1.7 million and $1.2 million for the three months ended June 30, 2025 and 2024, and $1.1 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company’s equity method investment in Falikang were $8.1 million and $6.9 million, respectively, which were included in the long-term assets held for sale on the condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, accounts receivable, net, from Falikang were $19.1 million and $13.9 million, respectively, which were included in the current assets held for sale on the condensed consolidated balance sheets.

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

The aggregate amount of consideration received under the Astellas Japan Agreement through June 30, 2025 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three and six months ended June 30, 2025 and 2024.

The transaction price related to consideration received through June 30, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2025 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through June 30, 2025 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were not material for the three and six months ended June 30, 2025 and 2024.

The transaction price related to consideration received through June 30, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $288.4 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended June 30, 2025 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

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

The aggregate amount of such consideration received for milestone and upfront payments through June 30, 2025 totaled $81.2 million.

AstraZeneca China Amendment

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, FibroGen International, and AstraZeneca entered into an amendment to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

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

The related net product revenue recognized from the sales to Falikang was $16.4 million and $46.0 million for the three months ended June 30, 2025 and 2024, and $53.3 million and $73.1 million for the six months ended June 30, 2025 and 2024, respectively, which were included in the discontinued operations in the condensed consolidated statements of operations together with the sales directly to distributors, resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed in Note 2, Discontinued Operations.

Prior to the above-mentioned termination of the AstraZeneca U.S./RoW Agreement, the Company evaluated under the ASC 606 and accounted for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. As a result of the termination of the AstraZeneca U.S./RoW Agreement, during the first quarter of 2024, the Company recorded the final development revenue under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, which was immaterial.

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $551.1 million for China performance obligation (with cumulative revenue of $408.1 million through June 30, 2025) that is recognized as product revenue, net included in discontinued operations as described under China Performance Obligation section below.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Periodically, the Company updates its assumptions such as total sales quantity, timing of China’s volume-based purchasing program, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. The China Health Authority has accepted abbreviated new drug applications for over 20 generics roxadustat applicants and approved multiple for marketing in China, since roxadustat’s inclusion in the 2023 National Reimbursement Drug List. In July 2025, roxadustat was announced as being included in the 11th round of the China’s volume-based purchasing program whereby a national tender has been called. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and will be recognized in future periods as the performance obligation is satisfied. While the related product revenue recognized is included in discontinued operations, as of June 30, 2025 and December 31, 2024, the related deferred revenues were not included in the disposal group held for sale as the related obligation to AstraZeneca will be satisfied upon the closing of the divestiture of FibroGen International.

The following table includes a roll-forward of the related deferred revenue that is considered as a contract liability (in thousands):

	Balance at December 31, 2024	Additions	Recognized as Revenue (Discontinued Operations)	Currency Translation and Other	Balance at June 30, 2025
AstraZeneca China performance obligation - deferred revenue	$(132,097)	$(63,509)	$53,308	$(649)	$(142,947)

Deferred revenue includes amounts allocated to the China performance obligation under the AstraZeneca arrangement as revenue recognition associated with this unit of accounting is tied to the commercial launch of the products within China and to when the control of the manufactured commercial products is transferred to AstraZeneca. As of June 30, 2025, approximately $20.7 million of the above deferred revenue related to the China unit of accounting was included in short-term deferred revenue, which represents the amount of deferred revenue associated with the China unit of accounting that is expected to be recognized within the next 12 months, associated with the commercial sales in China.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Astellas Japan Agreement	$44	$(366)	$1,825	$(2,571)
Astellas Europe Agreement	1,171	1,095	1,986	2,116
AstraZeneca U.S./RoW Agreement	—	—	—	25,671
Drug product revenue, net	$1,215	$729	$3,811	$25,216

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. The adjustment to the drug product revenue for the three months ended June 30, 2025 was immaterial.

For the three months ended March 31, 2025, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded an adjustment to the drug product revenue of $1.8 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated yield from the manufacture of bulk product tablets, among others.

For the three months ended June 30, 2024, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.4 million Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign exchange impacts and the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

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

As of June 30, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $0.6 million in accrued liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities.

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

During the fourth quarter of 2024, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, the Company reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million. Further for the six months ended June 30, 2025, the Company reclassified $1.3 million from the related deferred revenue to accrued liabilities. As of June 30, 2025, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $11.9 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months.

The Company recognized royalty revenue of $1.2 million and $1.1 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the three months ended June 30, 2025 and 2024, and $2.0 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2024	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at June 30, 2025
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(9,901)	$1,986	$1,327	$(6,588)

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

There was no material revenue recognized under the agreements with Eluminex for the three and six months ended June 30, 2025 and 2024.

4. Consolidated Variable Interest Entity - Fortis

In May 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics, Inc. (“Fortis”) with its novel Phase 1 ADC, FOR46 (now referred to as “FG-3246”), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of mCRPC with potential applicability in other solid tumors and hematologic malignancies. If FibroGen exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from FibroGen up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If FibroGen acquires Fortis, it would also be responsible to pay University of California, San Francisco (“UCSF”), an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and UCSF. If FibroGen chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

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

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date and continues to consolidate as of June 30, 2025.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and June 30, 2025, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The non-controlling interests (“NCI”) attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shareholders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of June 30, 2025, total assets and liabilities of Fortis were immaterial. For the three and six months ended June 30, 2025 and 2024, Fortis’ net income (losses) was immaterial.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$5,296	$—	$—	$5,296
Commercial paper	—	12,082	—	12,082
U.S. government bonds	3,190	1,295	—	4,485
Total	$8,486	$13,377	$—	$21,863

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$28,241	$—	$—	$28,241
Commercial paper	—	14,269	—	14,269
U.S. government bonds	2,987	2,981	—	5,968
Total	$31,228	$17,250	$—	$48,478

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the three and six months ended June 30, 2025, a total of $1.3 million and $7.8 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$1,504	$2,004
Commercial paper	12,082	14,269
Money market funds	5,296	28,241
U.S. government bonds	4,485	5,968
Total cash and cash equivalents	$23,367	$50,482

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Insurance proceeds receivable for litigation settlement	$—	$28,500
Prepaid assets	1,031	1,903
Other current assets	1,275	1,139
Total prepaid expenses and other current assets	$2,306	$31,542

As of December 31, 2024, the Company recorded a $28.5 million receivable in prepaid expenses and other current assets, corresponding to the accrued litigation settlement of the same amount related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit. As the Company maintains insurance that covers exposure related to the class action lawsuit, this amount is fully recoverable under the Company’s insurance policies. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. Such amount was fully distributed during the first quarter of 2025. As a result, the related accrued liability and the corresponding receivable were fully settled in the same period. See the Accrued and Other Current Liabilities section below, and the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Preclinical and clinical trial accruals	$5,991	$6,327
API and bulk drug product price true-up	12,444	13,071
Litigation settlement	—	28,500
Payroll and related accruals	4,998	4,640
Accrued restructuring charge	1,715	4,572
Professional services	6,204	2,049
Current portion of liability related to sale of future revenues	1,702	460
Other	2,862	2,416
Total accrued and other current liabilities	$35,916	$62,035

The accrued liabilities of $12.4 million and $13.1 million for API and bulk drug product price true-up as of June 30, 2025 and December 31, 2024, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2024, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit, which was fully distributed during the first quarter of 2025 as mentioned above. See the Legal Proceedings and Other Matters section in Note 10, Commitments and Contingencies, for details.

Responding to the reported results for pamrevlumab in July 2024, the Company implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75%. The total cash payments under the reduction in force was $0.8 million and $2.4 million during the three and six months ended June 30, 2025, respectively. The remaining accrued restructuring charge of $1.7 million as of June 30, 2025 will be substantially paid out in the second half of 2025.

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

Pursuant to the Financing Agreement, the Lenders have funded the Initial Term Loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. As such, these features expired during 2023. The Company has determined that certain other features embedded within the Loan should be bifurcated and accounted for separately as a derivative. At inception and as of June 30, 2025, the fair values of such derivatives were negligible due to the low probability of the underlying events.

The Term Loans shall accrue interest at a fixed rate of 14.0% per annum, payable monthly in arrears. The Term Loans shall mature on May 8, 2026. Therefore, the balance of the Term Loans was included in senior secured term loan facilities, current, under the current liabilities on the condensed consolidated balance sheet as of June 30, 2025. The Term Loans will not be subject to amortization payments. The Company is permitted to prepay the Term Loans from time to time, in whole or in part, subject to payment of a make-whole amount equal to the unpaid principal amount of the portion of the Term Loans being repaid or prepaid, plus accrued and unpaid interest of the portion of the Term Loans being repaid or prepaid, plus an amount equal to the remaining scheduled interest payments due on such portion of the Term Loans being repaid or prepaid as if such Term Loans were to remain outstanding until the scheduled maturity date.

The initial issuance costs and the related transaction costs, totaling $3.7 million is amortized as interest expense using the effective interest method over the term of the Initial Term Loan and are reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the three and six months ended June 30, 2025 and 2024. The Company recorded interest expense of $3.0 million and $5.9 million for the three and six months ended June 30, 2025, and $2.9 million and $5.8 million for the three and six months ended June 30, 2024, respectively, which were included in discontinued operations as the Company is required to repay the loan upon the closing of the divestiture of FibroGen International.

As of June 30, 2025, the related accrued interest was $0.4 million. The Company was in compliance with all debt covenants associated with the senior secured term loan facilities as of June 30, 2025, including maintaining a minimum balance of $22.5 million of unrestricted cash and cash equivalents held in accounts in the U.S.; such minimum balance covenant was subsequently amended to be $18.75 million on July 14, 2025 by the Company and the Lenders.

The balances of the Company’s senior secured term loan facilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal of senior secured term loan facilities	$75,000	$75,000
Less: Unamortized issuance costs and transaction costs	(1,267)	(1,908)
Senior secured term loan facilities, ending balance	$73,733	$73,092
Representing:
Senior secured term loan facilities, current	$(73,733)	$—
Senior secured term loan facilities, non-current	$—	$73,092

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.43% as of June 30, 2025.

The following table summarizes the activities of the liability related to sale of future revenues for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Liability related to sale of future revenues - beginning balance	$59,324
Interest paid	(450)
Interest expense recognized	4,134
Liability related to sale of future revenues - ending balance	63,008
Less: Current portion classified to accrued and other current liabilities	(1,702)
Liability related to sale of future revenues, non-current	$61,306

During the three and six months ended June 30, 2025, the Company recognized, under Astellas Agreements, development revenue of $0.1 million and $0.3 million, respectively, and drug product revenue of $1.2 million and $3.8 million, respectively. During the three and six months ended June 30, 2024, the Company recognized, under Astellas Agreements, development revenue of $0.3 million and $0.6 million, respectively, and drug product revenue of $0.7 million and $(0.5) million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenue, for details.

During the three and six months ended June 30, 2025, the Company recognized the related interest expense of $2.0 million and $4.1 million, respectively. During the three and six months ended June 30, 2024, the Company recognized the related interest expense of $1.7 million and $3.7 million, respectively. During six months ended June 30, 2025 and 2024, the Company paid $0.5 million and $5.7 million accrued interest, respectively.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates reaching a Payment Cap up to $125.0 million by 2031.

9. Income Taxes

Provisions for income tax for the three and six months ended June 30, 2025 and 2024 were immaterial and due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The Company is still in the process of evaluating the legislation and an estimate of the financial impact cannot be made at this time.

10. Commitments and Contingencies

Contract Obligations

As of June 30, 2025, the Company had outstanding total non-cancelable purchase obligations of $3.1 million for general purchases and other programs and $0.5 million for manufacture and supply of roxadustat. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

In addition, see Note 7, Senior Secured Term Loan Facilities and Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, except for the class action settlement mentioned below, in its condensed consolidated balance sheet as of June 30, 2025, as the Company could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuits allege that Defendants violated the Securities Exchange Act of 1934 by making materially false and misleading statements regarding FibroGen’s Phase 3 clinical studies data and prospects for U.S. Food and Drug Administration approval. On August 30, 2021, the Court consolidated the actions and appointed a group of lead plaintiffs. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. Accordingly, as of December 31, 2024, the Company recorded the $28.5 million in accrued and other current liabilities on the condensed consolidated balance sheet. The Company maintains insurance that covers exposure related to the class action lawsuit. As the amount is fully recoverable under the Company’s insurance policies, the Company recorded a corresponding receivable in prepaid expenses and other current assets on the condensed consolidated balance sheet as of December 31, 2024. The determination that the recorded receivables are probable of collection is based on the terms of the applicable insurance policies and communications with the insurers. The Court preliminarily approved the settlement on February 13, 2024 and approved the settlement Plan of Allocation on May 28, 2024 and Plaintiffs’ motion for attorney’s fees on August 1, 2024, reserving further orders on the final judgment until after the claims and distribution process was completed. The court entered a class distribution order on January 1, 2025 and the amount was fully distributed during the first quarter of 2025. As a result, the related accrued liability and the corresponding receivable were fully settled in the same period. Another case, filed on May 25, 2023, against the same defendants, asserting similar claims as the class action and additional common-law and California state fraud claims was voluntarily dismissed on December 20, 2023.

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

11. Segment Information

The Company has one operating and reporting segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net income (loss) as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s condensed consolidated statements of operations. These significant segment expense include cost of goods sold, research and development expenses, selling, general and administrative expenses, and restructuring charge. Other segment items that are presented on the condensed consolidated statements of operations include interest and other income (expense), net, and provision for (benefit from) income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

On February 20, 2025, we entered into a share purchase agreement (the “Share Purchase Agreement”) with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited. AstraZeneca AB (“AstraZeneca”) is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation (“SAMR”).

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

We continue to work on our development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. We had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025 and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except for per share data)
Result of Operations
Revenue	$1,348	$998	$4,088	$26,363
Operating costs and expenses	13,400	47,406	31,060	121,953
Loss from continuing operations	(13,683)	(47,095)	(30,449)	(96,141)
Loss from continuing operations per share - basic and diluted	$(3.38)	$(11.79)	$(7.54)	$(24.18)

			June 30, 2025	December 31, 2024
			(in thousands)
Balance Sheet
Cash and cash equivalents			$23,367	$50,482
Accounts receivable			$136	$481

Our revenue for the three and six months ended June 30, 2025 included primarily the drug product revenue of $1.2 million and $3.8 million, respectively, related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

As a comparison, our revenue for the three and six months ended June 30, 2024 included primarily the revenue recognized related to the following, respectively:

•
$0.7 million and a net reduction of $0.5 million to drug product revenue related to API deliveries to Astellas; in addition, $25.7 million cumulative catch-up net adjustment in the drug product revenue, for the six months ended June 30, 2024, as a result of terminating the AstraZeneca U.S./RoW Agreement, effective in February 2024 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea; and
•
$0.3 million and $1.1 million of development and other revenue recognized mainly under our collaboration agreements with our partners Astellas and AstraZeneca.

Operating costs and expenses for the three and six months ended June 30, 2025 decreased compared to the same periods a year ago primarily as a result of the net effect of the following, respectively:

•
$12.8 million and $24.3 million lower employee-related expenses primarily due to the impact from reduction in force action in August 2024 and cost control efforts;
•
$7.2 million and $14.6 million lower facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;
•
$6.9 million and $12.7 million lower stock-based compensation primarily resulting from significant lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
$3.6 million and $10.5 million lower clinical trial expenses primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;

•
$2.6 million and $5.0 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated; and
•
$21.1 million one-time cost of goods sold recorded for the six months ended June 30, 2024 correspondingly to the above-mentioned drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as defined further below.

For the three months ended June 30, 2025, we had a loss from continuing operations of $13.7 million, or a loss per basic and diluted share of $3.38, as compared to a loss of $47.1 million, or a loss per basic and diluted share of $11.79, for the same period a year ago, due to decreases in operating costs and expenses as discussed above. For the six months ended June 30, 2025, we had a loss from continuing operations of $30.4 million, or a loss per basic and diluted share of $7.54, as compared to a loss of $96.1 million, or a loss per basic and diluted share of $24.18, for the same period a year ago, due to decreases in operating costs and expenses offset by decreases in revenue as discussed above.

Cash and cash equivalents and accounts receivable for continuing operations totaled $23.5 million at June 30, 2025, a decrease of $27.5 million from December 31, 2024. Consolidated cash and cash equivalents and accounts receivable for both continuing operations and discontinued operations totaled $142.1 million at June 30, 2025, an increase of $21.0 million from December 31, 2024, primarily due to the cash provided by operations as discussed under the Liquidity and Capital Resources section below.

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

Current Standard of Care

Treatment choice in first and second line mCRPC significantly depends on patients’ prior treatments. Androgen receptor signaling inhibitors (“ARSIs”) and chemotherapy are the preferred treatments in patients who have not been exposed to either in earlier lines of therapy. Most patients previously treated with an ARSI for metastatic hormone-sensitive prostate cancer receive chemotherapy in first-line mCRPC. Rechallenge with an alternative ARSI is associated with limited benefit in this setting.

For the 25-30% of patients with homologous recombination repair mutation, poly (ADP-ribose) polymerase inhibitors are the standard of care for mCRPC patients.

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

FG-3246 and FG-3180 for the Treatment of mCRPC

We are developing FG-3246 in mCRPC and exploring other potential cancer indications. FG-3246 is a potential first-in-class ADC targeting a novel epitope on CD46. In addition to CD46 being expressed at high levels in certain tumor types with limited expression in most normal tissues, CD46 is a cell receptor that induces internalization upon antibody binding, which makes it an ideal target for an ADC. The cytotoxic payload of FG-3246 is monomethyl auristatin E (“MMAE”), an anti-mitotic agent that has been utilized in four commercially approved ADC drugs.

We have met with the FDA to discuss the development pathway of FG-3246, and we anticipate initiation of a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC in the third quarter of 2025, pending close of the sale of FibroGen International to AstraZeneca Treasury Limited.

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

In May 2024, the University of California, San Francisco (“UCSF”) presented positive interim results from the dose escalation portion of the investigator-sponsored Phase 1b/2 study of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2024 American Society of Clinical Oncology Annual Meeting. The presentation includes data from 17 biomarker unselected patients in the dose escalation portion of the trial. Over 70% of the patients in the study received at least two prior ARSIs, which included prior enzalutamide treatment. Dose escalation was explored with and without prophylactic granulocyte colony-stimulating factor (“G-CSF”) support. The primary endpoint was determination of the maximally tolerated dose of FG-3246 in combination with enzalutamide. The combination treatment demonstrated an encouraging preliminary estimate of median radiographic progression-free survival (“rPFS”) of 10.2 months. The maximally tolerated dose was established at 2.1 mg/kg adjusted body weight, with primary G-CSF prophylaxis, in combination with enzalutamide 160 mg/day. The most frequent adverse events were consistent with other MMAE-based ADCs and included fatigue, weight loss, elevated transaminases, neutropenia, and peripheral neuropathy. We expect topline results from the Phase 2 portion of this study, including data on the CD46 targeted PET imaging agent FG-3180, in the fourth quarter of 2025.

ROXADUSTAT IN ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

FibroGen maintains its rights to roxadustat in the United States and in all markets not licensed to Astellas.

We had a positive Type-C meeting with the FDA in July 2025, and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, a high-value indication with significant unmet medical needs.

Our planned Phase 3 trial will assess the safety and efficacy of roxadustat in a randomized, double-blind, placebo-controlled design in approximately 200 patients with lower-risk MDS. At our Type-C meeting, we aligned with the FDA on the patient population (patients requiring ≥ 4 packed Red Blood Cell (“RBC”) units in two consecutive 8-week periods prior to randomization, who are refractory to, intolerant to, or ineligible for prior erythropoiesis-stimulating agents (“ESA”) therapy), dose regimen, as well as management of potential thrombotic risk through eligibility, dose modification, and discontinuation criteria. As the primary endpoint for the study, the Company is considering either 8-week or 16-week RBC transfusion independence.

MDS are a diverse group of bone marrow disorders characterized by ineffective production of healthy blood cells and premature destruction of blood cells in the bone marrow, leading to anemia. In most MDS patients, the cause of the disease is unknown.

The diagnosed prevalence of MDS in the U.S. is estimated to be between 60,000 and 170,000, and continues to rise as more therapies become available and patients are living longer with MDS. Annual incidence rates are estimated to be 4.9/100,000 adults in the U.S.

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

Lower-risk MDS patients represent approximately 77% of the total diagnosed MDS population. National Comprehensive Cancer Network guidelines recommend the use of ESAs, luspatercept and imetelstat in lower risk MDS patients, depending on patients’ treatment history, serum erythropoietin (“EPO”) levels and ring sideroblast status.

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

Phase 2/3 Clinical Trial in Myelodysplastic Syndromes

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

However, in a post-hoc analysis of patients with high transfusion burden (4 or more packed RBC units over two consecutive 8-week periods), 36% of the 22 roxadustat patients achieved transfusion independence, versus 7% of the 15 placebo patients (nominal p-value of 0.04).

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

China – Roxadustat Commercial Program

On February 20, 2025, we and our subsidiary FibroGen China Anemia Holdings, Ltd. entered into a Share Purchase Agreement with AstraZeneca Treasury Limited, a subsidiary of AstraZeneca plc, pursuant to which we agreed to sell all of the issued and outstanding equity interests of FibroGen International for an aggregate purchase price of $85 million in cash for the enterprise value of FibroGen International, plus an additional cash amount equal to the net cash held in China by FibroGen International and its subsidiaries, currently estimated to be approximately $125 million, as of the closing, which totals an aggregate amount of approximately $210 million. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China SAMR.

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

Exclusive License from and Option to Acquire Fortis Therapeutics

In May 2023, we entered into an exclusive option agreement to acquire Fortis with its novel Phase 1 ADC, FG-3246 (previously FOR46), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of mCRPC with potential applicability in other solid tumors and hematologic malignancies.

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

Exclusive License from HiFiBiO

In June 2021, we entered into an exclusive license and option agreement with HiFiBiO (HK) Ltd. (d.b.a. HiFiBiO Therapeutics) (“HiFiBiO”), pursuant to which we exclusively licensed from HiFiBiO all product candidates in HiFiBiO’s Galectin-9 program and subsequently exclusively licensed all product candidates in HiFiBiO’s CCR8 program. On June 12, 2025, FibroGen entered into a termination, asset transfer and license Agreement with HiFiBiO (“HiFiBiO Termination, Asset Transfer and License Agreement”), which terminated the exclusive license and option agreement and all rights and obligation of FibroGen thereunder ceased.

Under the HiFiBiO Termination, Asset Transfer and License Agreement, FibroGen licensed HiFiBiO the anti-CCR8 and anti-Gal-9 intellectual property developed by FibroGen. In the event HiFiBiO sublicenses the Gal-9 (FG-3165) and/or CCR8 (FG-3175) assets, FibroGen is eligible to receive a mid single-digit to low double-digit share of HiFiBiO’s license revenues and low double-digit share of HiFiBiO’s commercial royalties. In the case HiFiBiO commercializes either asset, FibroGen has the potential to receive single-digit royalties based upon worldwide net sales.

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through June 30, 2025 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was immaterial for the three months ended June 30, 2025. The related drug product revenue was $(0.4) million for the three months ended June 30, 2024, and $1.8 million and $(2.6) million for the six months ended June 30, 2025 and 2024, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, and $2.0 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through June 30, 2025 totaled $81.2 million.

Under the AstraZeneca China Agreement, which is conducted through FibroGen China Anemia Holdings, Ltd., FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”), and FibroGen International (collectively, (“FibroGen China”), the commercial collaboration was structured as a 50/50 profit share, which was amended by the AstraZeneca China Amendment in the third quarter of 2020, as discussed and defined below in AstraZeneca China Amendment.

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

We account for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, is included in the discontinued operations in the condensed consolidated statement of operations, and the investment in unconsolidated subsidiary is included the held for sale assets on the condensed consolidated balance sheet. See Note 2, Discontinued Operations, to the condensed consolidated financial statements for details.

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

We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognize revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. We recognized net product revenue of $19.7 million and $49.6 million for the three months ended June 30, 2025 and 2024, and $59.5 million and $80.2 million for the six months ended June 30, 2025 and 2024, respectively, majority of which were from the sales to Falikang.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Revenue:
Development and other revenue	$133	$269	$(136)	(51)%	277	1,147	(870)	(76)%
Drug product revenue, net	1,215	729	486	67%	3,811	25,216	(21,405)	(85)%
Total revenue	$1,348	$998	$350	35%	$4,088	$26,363	$(22,275)	(84)%

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of June 30, 2025, we do not expect to incur significant future co-development services. For China co-development services, we defer revenue until we begin to transfer control of the manufactured commercial product to AstraZeneca, which commenced in the first quarter of 2021, and we expect to continue through 2033, which reflects our best estimates. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material. Development and other revenue have not been material for any of the periods presented.

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

Total revenue increased $0.4 million, or 35%, for the three months ended June 30, 2025, and decreased $22.3 million, or 84%, for the six months ended June 30, 2025, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Drug Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$44	$(366)	$410	(112)%	$1,825	$(2,571)	$4,396	(171)%
Astellas Europe Agreement	1,171	1,095	76	7%	1,986	2,116	(130)	(6)%
AstraZeneca U.S./RoW Agreement	—	—	—	NM	—	25,671	(25,671)	NM
Total drug product revenue, net:	$1,215	$729	$486	67%	$3,811	$25,216	$(21,405)	(85)%

NM = Not meaningful

Drug product revenue, net increased $0.5 million, or 67%, for the three months ended June 30, 2025, and decreased $21.4 million, or 85%, for the six months ended June 30, 2025, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the second quarter of 2025, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and the adjustment to the drug product revenue for the three months ended June 30, 2025 was immaterial.

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

As of June 30, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $0.6 million in accrued liabilities, representing our best estimate of the timing for these amounts to be paid.

Astellas Europe Agreement

We updated our estimate of variable consideration related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, we reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million. We further reclassified $1.3 million from the related deferred revenue to accrued liabilities during the six months ended June 30, 2025. As of June 30, 2025, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $11.9 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 months.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, and $2.0 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

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

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$85	$140	$(55)	(39)%	$337	$21,483	$(21,146)	(98)%
Research and development	5,865	32,360	(26,495)	(82)%	15,040	68,848	(53,808)	(78)%
Selling, general and administrative	7,057	14,906	(7,849)	(53)%	15,164	31,622	(16,458)	(52)%
Restructuring charge	393	—	393	NM	519	—	519	NM
Total operating costs and expenses	$13,400	$47,406	$(34,006)	(72)%	$31,060	$121,953	$(90,893)	(75)%

NM = Not meaningful

Total operating costs and expenses decreased $34.0 million, or 72%, and decreased $90.9 million, or 75%, for the six months ended June 30, 2025, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold was immaterial for the three months ended June 30, 2025 and 2024. Cost of goods sold decreased $21.1 million, or 98%, for the six months ended June 30, 2025, compared to the same period a year ago. As described above, during the first quarter of 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $21.1 million in the same period.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2025 and 2024:

	Phase of	Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Development	2025	2024	2025	2024
		(in thousands)
FG-3246	Phase 2	$3,511	$5,843	$8,781	$11,304
Roxadustat	Approved / Phase 3	1,105	1,551	1,562	3,722
Pamrevlumab	Phase 2/3	627	18,391	2,796	38,617
Other research and development expenses		622	6,575	1,901	15,205
Total research and development expenses		$5,865	$32,360	$15,040	$68,848

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $26.5 million, or 82%, for the three months ended June 30, 2025, and decreased $53.8 million, or 78%, for the six months ended June 30, 2025, respectively, compared to the same periods a year ago, primarily as a result of the net effect of the following:

•
Decrease of $8.4 million and $16.2 million in employee-related costs primarily due to the impact from reduction in force action in August 2024 and cost control efforts;
•
Decrease of $3.6 million and $10.5 million in clinical trials costs primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
Decrease of $6.1 million and $11.9 million in facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;
•
Decrease of $3.6 million and $6.8 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount; and
•
Decrease of $2.6 million and $5.0 million in drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated.

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

SG&A expenses decreased $7.8 million, or 53%, for the three months ended June 30, 2025, and decreased $16.5 million, or 52%, for the six months ended June 30, 2025, respectively, compared to the same periods a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $4.4 million and $8.0 million in employee-related costs primarily due to the impact from reduction in force action in August 2024 and cost control efforts; and
•
Decrease of $3.3 million and $5.8 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount.

Restructuring Charge

In response to the topline clinical results for pamrevlumab in patients with pancreatic cancer we announced in July 2024, we implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously winding down remaining obligations, and reducing our U.S. workforce by approximately 75%. As a result, we recorded majority of the related non-recurring restructuring charge during the third quarter of 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. The related restructuring charge for the three and six months ended June 30, 2025 was not material.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,009)	$(1,868)	$(141)	8%	$(4,265)	$(3,960)	$(305)	8%
Interest income and other income (expenses), net	286	900	(614)	(68)%	698	3,135	(2,437)	(78)%
Total interest and other, net	$(1,723)	$(968)	$(755)	78%	$(3,567)	$(825)	$(2,742)	332%

Interest Expense

Interest expense represents the interest related to the senior secured term loan facilities, interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained relatively flat for the three and six months ended June 30, 2025, compared to the same periods a year ago.

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

Interest income and other income (expenses), net decreased $0.6 million, or 68%, and decreased $2.4 million, or 78%, for the six months ended June 30, 2025, respectively, compared to the same periods a year ago, primarily due to lower interest income resulting from lower cash equivalents and investment balances.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Loss from continuing operations before income taxes	$(13,775)	$(47,376)	$(30,539)	$(96,415)
Benefit from income taxes	(92)	(281)	(90)	(274)
Effective tax rate	0.7%	0.6%	0.3%	0.3%

Benefits for income taxes for the three and six months ended June 30, 2025 and 2024 were primarily due to foreign taxes.

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

Discontinued Operations

On February 20, 2025, we entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. AstraZeneca is our long-time commercialization partner for roxadustat in greater China and South Korea. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The transaction is expected to close in the third quarter of 2025, and is subject to customary closing conditions and closing deliverables, including receipt of regulatory approval from the China State Administration for Market Regulation.

We determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board Accounting Standards Codification ASC 205, Presentation of Financial Statements, as of June 30, 2025 and December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations. See Note 2, Discontinued Operations, for details.

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

In April 2023, we entered into the Financing Agreement with investment funds managed by Morgan Stanley Tactical Value, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. For additional details about this financing transaction, see Note 7, Senior Secured Revolving Line of Credit, to the condensed consolidated financial statements. Upon the closing of the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited, we intend to repay our term loan facility with the Lenders.

In February 2025, we entered into an Equity Distribution Agreement with BofA Securities, Inc. pursuant to which we may issue and sell, from time to time and through BofA Securities, Inc., shares of our common stock having an aggregate offering price of up to $30.0 million. We did not sell any shares of common stock under this agreement during the three and six months ended June 30, 2025.

As of June 30, 2025, we had cash and cash equivalents of $23.4 million for our continuing operations, compared to $50.5 million as of December 31, 2024. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. In addition, as of June 30, 2025, we had $96.5 million of cash and cash equivalents and $22.1 million of accounts receivable in China, which were included in the held for sale assets on the condensed consolidated balance sheet. We will have access to the entirety of the cash, cash equivalents and accounts receivable balances in China upon the close of the sales of FibroGen International to AstraZeneca Treasury Limited.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands), including both continuing operations and discontinued operations:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$15,401	$(99,157)
Investing activities	(29)	123,515
Financing activities	(97)	(133)
Effect of exchange rate changes on cash and cash equivalents	2,388	2,801
Net increase in cash and cash equivalents	$17,663	$27,026

Operating Activities

Net cash provided by operating activities was $15.4 million for the six months ended June 30, 2025 and consisted primarily of net loss of $3.0 million adjusted for non-operating cash items of $6.2 million, and a net increase in operating assets and liabilities of $12.1 million. The significant non-operating cash items included stock-based compensation expense of $4.7 million. The significant items in the changes in operating assets and liabilities included the following:

•
Prepaid expenses and other current assets decreased $51.5 million, primarily due to the $28.5 million distribution of the above-mentioned litigation settlement during the quarter, which is fully recoverable under our insurance policies. The decrease in prepaid expenses and other current assets was also related to the collection from Falikang during the quarter based on the arrangements under the above-mentioned settlement agreements between FibroGen China and AstraZeneca to settle certain historical items, which was unbilled receivables as of December 31, 2024;
•
Deferred revenue increased $7.5 million, primarily related to the $10.0 million additional deferred revenue during the quarter due to changes in estimate associated with the China performance obligation; offset by the $2.0 million royalty revenue recognized from the deferred revenue under the Astellas Europe Agreement during the period. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details;
•
Inventory decreased $4.2 million primarily driven by lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China in late 2024. Inventory in China is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 2, Discontinued Operations, to the condensed consolidated financial statements;
•
Accrued interest expense related to sale of future revenues increased $3.7 million due to the interest expense of $4.1 million accrued, offset by the interest paid of $0.5 million during the period. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details;
•
Accrued and other liabilities decreased $30.7 million, primarily driven by the $28.5 million distribution of litigation settlement related to our agreement in principle with plaintiffs to settle the class action lawsuit. The accrued and other liabilities were also impacted by cost control efforts and the timing of invoicing and payment;
•
Accounts payable decreased $21.7 million, primarily driven by the payments made during the quarter to AstraZeneca under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items; and
•
Accounts receivable increased $3.0 million, primarily driven by the billings to Falikang based on the arrangements under the above-mentioned settlement agreements and related to the increase product sales. Accounts receivable from Falikang is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed above and in Note 2, Discontinued Operations to the condensed consolidated financial statements.

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
•
Deferred revenue decreased $29.5 million, primarily related to the $20.6 million product revenue recognized from the previously deferred revenue of the China performance obligation during the six months ended June 30, 2023. In addition, the decrease in deferred revenue was also related to the $2.1 million royalty revenue recognized from the deferred revenue under the Astellas Europe Agreement, and the reclassification of $5.4 million to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the six months ended June 30, 2023;
•
Accounts payable decreased $8.0 million, primarily driven by the timing of invoicing and payments;

•
Accrued interest expense related to sale of future revenues decreased $1.9 million due to the $5.7 million interest paid, offset by the interest expense of $3.7 million accrued during the six months ended June 30, 2024;
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

Net cash used in investing activities was immaterial for the six months ended June 30, 2025.

Net cash provided by investing activities was $123.5 million for the six months ended June 30, 2024 and consisted primarily of $132.2 million of proceeds from maturities of investments, partially offset by $8.6 million of cash used in purchases of available-for-sale securities.

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangements, proceeds from the issuance of our common stock, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liabilities and obligations.

Net cash used in financing activities was immaterial for the six months ended June 30, 2025 and 2024.

Material Cash Requirements

We generate revenue from commercial sales of roxadustat product in China, Japan and Europe. Even with the expectation of increases in these revenues and the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited, we anticipate that we will continue to generate losses for the foreseeable future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, debt financings, and equity financing. We expect to continue to incur significant research and development expenses to invest in our other programs and there is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as well as unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

If we are unable to complete the above mentioned sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited, access additional cash from our China operations, or raise additional capital in the U.S., we would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements are issued and would not be able to comply with its financial covenant that requires a minimum balance of $18.75 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, our senior secured term loan facilities could become immediately due and payable. We have evaluated measures to access additional cash from our China operations and believe the sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain funding, we could delay, reduce or eliminate research and development programs, product portfolio development or future commercialization efforts which could adversely affect our business prospects.

Commitments and Contingencies

Contractual Obligations

As of June 30, 2025, we had outstanding total non-cancelable purchase obligations of $3.1 million for general purchases and other programs and $0.5 million for manufacture and supply of roxadustat, all of which are expected to be paid within the next 12 months. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Under the Financing Agreement with Morgan Stanley Tactical Value, as of June 30, 2025, we had $73.7 million of senior secured term loan facilities balance on the condensed consolidated balance sheets, which is subject for repayment within the next 12 months. In addition, we are obliged to pay interest on a monthly basis, for which we expect to pay a total of $9.0 million within the next 12 months. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

Under the RIFA with NovaQuest, as of June 30, 2025, we had $63.0 million of liability related to sale of future revenues in the condensed consolidated balance sheets, $1.7 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2025 compared with the disclosures in Part II, Item 7 of our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of June 30, 2025, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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
•
Drug development and obtaining marketing authorization are very difficult endeavors, and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and one or more indications.*
•
Preclinical, Phase 1, and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
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

•
If we are unable to consummate the sale of FibroGen International to AstraZeneca Treasury Limited, our operations, business conditions, and the trading price of our common stock and our business may be harmed.*
•
We have established operations in China and there are a number of risks associated with international operations could materially and adversely affect our business.
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

Drug development and obtaining marketing authorization are very difficult endeavors, and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and in one or more indications.*

The development, manufacturing, marketing, and selling of our products and product candidates are and will continue to be subject to extensive and rigorous review and regulation by numerous government authorities in the United States of America (“U.S.”) and in other countries where we intend to develop and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical trials and clinical trials that the product candidate is effective and has an acceptable safety profile for use in each indication for which approval is sought.

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

Regulatory authorities may take actions or impose requirements that delay, limit or deny approval of our product candidates for many reasons, including, among others:

•
our failure to adequately demonstrate to the satisfaction of regulatory authorities or an independent advisory committee that our product candidate is effective and has an acceptable safety profile in a particular indication, or that such product candidate’s clinical and other benefits outweigh its safety risks;
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

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations. We face competition from generics that could enter the market after expiry of our composition of matter patent. The China Health Authority has accepted abbreviated new drug applications (“NDAs”) for over 20 generic roxadustat applicants and approved multiple for marketing in China.

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

Intellectual property protecting our roxadustat product is either being challenged or will expire at various times in the coming years, raising the possibility of generic competition. The China Health Authority has approved multiple generic forms of our EVRENZOTM product (爱瑞卓®, roxadustat) for marketing in China. The introduction of generic competition for a patented branded medicine typically results in a significant and rapid reduction in net sales and operating income for the branded product because generic manufacturers typically offer their unpatented versions at sharply lower prices. Such competition can occur after successful challenges to intellectual property rights or the regular expiration of the term of the patent or other intellectual property rights. Such competition can also result from a Declaration of Public Interest or the compulsory licensing of our drugs by governments, or from a general weakening of intellectual property laws in certain countries around the world. In addition, generic manufacturers sometimes take an aggressive approach to challenging intellectual property rights, including conducting so-called “launches at risk” of products that are still under legal challenge for infringement before final resolution of legal proceedings.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require employees, consultants, advisors and third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular China, where we have operations, pending the sale of FibroGen International to AstraZeneca Treasury Limited, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we cannot prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not establish or maintain a competitive advantage in our market, which could materially and adversely affect our business and operations.

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

Outside the U.S., laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data, including health-related information. Specifically, under the EU GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target customers in Asia and have operations in China and are subject to new and emerging data privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

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

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; restrictions on use of AI tools which may involve personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations including clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting and subsequently our liquidity and our access to capital markets may be adversely affected, we may be unable to maintain compliance with applicable securities laws and the Nasdaq Stock Market LLC listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline. In addition, if our internal control over financial reporting is deemed ineffective, efforts required to remediate an ineffective system of control over financial reporting may place a significant burden on management and add increased pressure on our financial resources and processes.

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

Healthcare reform in the U.S. in the future may include changes to Prescription Drug User Fee Act (PDUFA) funding, or other actions that impact FDA programs or personnel funded by user fees. If user fees are cut or eliminated, or if personnel funded by user fees are terminated at FDA, the result could increase uncertainty on review timelines or extend FDA review timelines (e.g., new drug applications, Biologics License Applications), which can result in delays for regulatory action and adversely impact drug development timelines.

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

Risks Related to Our International Operations

If we are unable to consummate the sale of FibroGen International to AstraZeneca Treasury Limited, our operations, business conditions, and the trading price of our common stock and our business may be harmed.*

The consummation of the sale of FibroGen International is subject to the satisfaction or waiver of various customary closing conditions, including the receipt of regulatory approval from the China State Administration for Market Regulation (“SAMR”). We cannot guarantee that the closing conditions set forth in the Share Purchase Agreement will be satisfied and if we are unable to satisfy the closing conditions, AstraZeneca Treasury Limited will not be obligated to purchase FibroGen International. In the event that the sale is not completed, the announcement of the termination of the Share Purchase Agreement may adversely affect the trading price of our common stock and our business, including that we will not have sufficient liquidity to continue operations in the U.S. for twelve months from the date of this Quarterly Report and will not be able to comply with our debt covenant under our senior secured term loan facilities that requires a minimum of $18.75 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. If the sale is not completed within eight months of entering into the Share Purchase Agreement, both parties have a right to terminate the transaction. If the sale of FibroGen International is delayed past the third quarter of 2025, we may need to delay initiation of our planned Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, currently expected in the third quarter of 2025. If the sale of FibroGen International to AstraZeneca Treasury Limited is not completed, our Board of Directors, may evaluate other strategic alternatives with respect to FibroGen International, if any are available, which alternatives may not be as favorable to our stockholders as the proposed sale to AstraZeneca Treasury Limited, and may not result in any definitive transaction or enhance stockholder value.

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

We may experience difficulties in successfully growing and sustaining sales of roxadustat in China.*

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, we have a profit-sharing arrangement with respect to roxadustat in China and any difficulties we may experience in growing and sustaining sales will affect our bottom line. Difficulties may be related to competition and our ability to maintain reasonable pricing and reimbursement, obtain and maintain hospital listing, or other difficulties related to distribution, marketing, and sales efforts in China. Roxadustat’s recent inclusion in the 2023 National Reimbursement Drug List came with a limited 7% price reduction. Such reimbursement pricing for China is effective for a standard two-year period (between January 1, 2024, and December 31, 2025). The China Health Authority has since accepted abbreviated NDAs for over 20 generics roxadustat applicants and approved multiple for marketing in China. In the third quarter, roxadustat was announced as being included in the 11th round of the country’s volume-based purchasing program whereby a national tender has been called. We expect this to occur in the second half of 2025. As a result, we expect our access to the China market as the originator drug will be significantly impacted and our price would be further reduced, resulting in significant reductions in the topline revenue for roxadustat.

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

FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) would be subject to restrictions on paying dividends or making other payments to us, which may restrict our ability to satisfy our liquidity requirements.*

Pending the sale of FibroGen International to AstraZeneca Treasury Limited, we plan to conduct all of our business in China through FibroGen China Anemia Holdings, Ltd., FibroGen Beijing and its branch offices, and our joint venture distribution entity, Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). We may in the future rely on dividends and royalties paid by FibroGen Beijing for a portion of our cash needs, including the funds necessary to service any debt we may incur and to pay our operating costs and expenses. The payment of dividends by FibroGen Beijing is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with applicable accounting standards and regulations in China. FibroGen Beijing is not permitted to distribute any profits until losses from prior fiscal years have been recouped and, in any event, must maintain certain minimum capital requirements. FibroGen Beijing is also required to set aside at least 10.0% of its after-tax profit based on Chinese accounting standards each year to its statutory reserve fund until the cumulative amount of such reserves reaches 50.0% of its registered capital. Statutory reserves are not distributable as cash dividends. In addition, if FibroGen Beijing incurs debt on its own behalf in the future, the agreements governing such debt may restrict its ability to pay dividends or make other distributions to us. As of June 30, 2025, approximately $96.5 million of our cash and cash equivalents is held in China, and was included in the held for sale assets on the condensed consolidated balance sheet, the entirety of which we will have access to upon the close of the sale of FibroGen International to AstraZeneca Treasury Limited.

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

We are incorporated in the state of Delaware. To operate our general business activities currently conducted in China, each of our Chinese subsidiaries (and our joint venture with AstraZeneca, Falikang) is required to and does obtain a business license from the local counterpart of the SAMR. Such business licenses list the business activities we are authorized to carry out and we would be noncompliant if we act outside of the scope of business activities set forth under the relevant business license.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for chemotherapy-induced anemia in China, potentially anemia in lower-risk MDS in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for mCRPC. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2024 and 2023 were $47.6 million and $284.2 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1.9 billion. As of June 30, 2025, we had capital resources from cash and cash equivalents of $23.4 million for our continuing operations. In addition, as of June 30, 2025, we had $96.5 million of cash and cash equivalents and $22.1 million of accounts receivable in China, which were included in the held for sale assets on the condensed consolidated balance sheet. We will have access to the entirety of the cash, cash equivalents, and accounts receivable balances in China upon the close of the sales of FibroGen International to AstraZeneca Treasury Limited. Despite contractual development and cost coverage commitments from our collaboration partners, AstraZeneca and Astellas, and the potential to receive milestone and other payments from these partners, and despite commercialization efforts for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, upon closing of the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We believe that we will continue to expend substantial resources for the foreseeable future as we continue our clinical development efforts. These expenditures will include costs associated with research and development, conducting preclinical trials and clinical trials, obtaining regulatory approvals in various jurisdictions, and manufacturing and supplying products and product candidates for our partners and ourselves. The outcome of any clinical trial and/or regulatory approval process is highly uncertain and we are unable to fully estimate the actual costs necessary to successfully complete the development and regulatory approval process for our compounds in development and any future product candidates. If we are unable to complete the sale of FibroGen International, access additional cash from our China operations, or raise additional capital in the U.S., we will not have sufficient liquidity to continue operations in the U.S. for the twelve months from the date of this Quarterly Report and will not be able to comply with our debt covenant under our senior secured term loan facilities that requires a minimum balance of $18.75 million of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, our senior secured term loan facilities could become immediately due and payable. We have evaluated measures to access additional cash from our China operations and we believe the sale of FibroGen International represents the most efficient way to access the entirety of our cash from China upon closing of the transaction. There is also the potential that we raise additional funds in the U.S. at any time through equity, equity-linked, or debt financing arrangements or from other sources. There can be no assurances that these plans will be successful. As a result of these factors, we have determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. Our operating plans or third-party collaborations may change as a result of many factors, including the success of our development and commercialization efforts, operations costs (including manufacturing and regulatory), competition, and other factors that may not currently be known to us, and we therefore may need to seek additional funds sooner than planned, through offerings of public or private securities, debt financing or other sources, such as revenue interest monetization or other structured financing. Future sales of equity or debt securities may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. We may also seek additional capital due to favorable market conditions or strategic considerations even if we currently believe that we have sufficient funds for our current or future operating plans.

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

Our Financing Agreement with Morgan Stanley Tactical Value requires us to maintain a minimum balance of $18.75 million of unrestricted cash and cash equivalents held in accounts in the U.S. and, while any portion of the term loans or any other obligations under the Financing Agreement remain outstanding, we must comply with certain customary affirmative and negative covenants set forth in the Financing Agreement and related loan documents. The Financing Agreement also provides for customary events of default triggers. Upon an event of default, the administrative agent under the Financing Agreement may, and at the direction of the majority lenders shall, accelerate all of our outstanding obligations under the Financing Agreement and related loan documents, terminate all outstanding funding commitments and/or exercise remedies available at law or equity or under contract for secured creditors. The term loans are secured by substantially all of our and our non-Chinese subsidiaries’ assets, subject to customary exceptions.

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

Retaining and recruiting qualified commercial, development, scientific, clinical, and manufacturing personnel are and will continue to be critical to our success. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel.

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

Our third party service providers may be exposed to natural disasters and other catastrophes.*

Our third party service, cloud and software-as-a-services (SaaS) platform providers, who we rely on for critical support functions, may be exposed to significant risks from natural disasters and other catastrophic events, including earthquakes, power outages, and unforeseen disruptions. Many of these providers are in regions prone to earthquakes and fires, such as the San Francisco Bay Area. These risks could severely impact their operations, infrastructures, or abilities to deliver services, which could in turn disrupt our business continuity and have a material adverse effect on our operations and financial results. Although we have conducted comprehensive risk assessments, the vulnerability of our third-party partners to these events remains a significant risk, particularly as many operate from single sites with limited disaster recovery capabilities. Their inability to recover promptly from such events could result in service delays or interruptions, leading to operational challenges, and increased costs for us.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended June 30, 2025, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $5.16 per share to $31.50 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

The tax regulations in the U.S. and other jurisdictions in which we operate are extremely complex and subject to change. Changes in tax regulations could have an adverse effect on our results of operations and financial condition. On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are still in the process of evaluating the legislation and an estimate of the financial impact cannot be made at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	8-K	001-36740	3.1	04/04/2025

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	06/12/2025

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1* †	Amendment No.2 to the Collaboration Agreement by and between Astellas Pharma, Inc. and FibroGen, Inc., dated as of June 6, 2025.	—	—	—	—

10.2	Second Amendment to Financing Agreement, by and among FibroGen, Inc., NHTV Fairview Holding LLC, NHTV II Fairview Holding LLC, MSTV Fund II ESC Fairview Holding LLC, and Wilmington Trust, National Association, dated as of June 5, 2025.	8-K	001-36740	10.1	06/09/2025

10.3	Third Amendment to Financing Agreement, by and among FibroGen, Inc., NHTV Fairview Holding LLC, NHTV II Fairview Holding LLC, MSTV Fund II ESC Fairview Holding LLC, and Wilmington Trust, National Association, dated as of July 14, 2025.	8-K	001-36740	10.1	07/14/2025

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	—	—	—	—

104	Cover Page formatted as inline XBRL and contained in Exhibits 101.	—	—	—	—

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

FibroGen, Inc.

Date: August 11, 2025	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ David DeLucia
David DeLucia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)