Form 10-Q
period 2025-09-30
FIBROGEN INC
filed 2025-11-10
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36740

FIBROGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0357827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Bay Street, Suite 100, #6009
San Francisco, CA	94133
(Address of Principal Executive Offices)	(Zip Code)

(415) 978-1200

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	FGEN	The Nasdaq Global Select Market

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

The number of shares of common stock outstanding as of October 31, 2025 was 4,045,445.

FIBROGEN, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interests and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	72
	Signatures	74

FIBROGEN, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$117,975	$50,482
Accounts receivable, net	121	481
Inventories	3,864	3,155
Prepaid expenses and other current assets	11,463	31,542
Current assets held for sale	—	110,849
Total current assets	133,423	196,509
Long-term investments	3,035	—
Other assets	556	1,405
Long-term assets held for sale	—	16,611
Total assets	$137,014	$214,525

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$5,093	$5,064
Accrued and other current liabilities	25,776	62,035
Deferred revenue	5,104	27,290
Current liabilities held for sale	—	38,917
Total current liabilities	35,973	133,306
Product development obligations	19,471	17,012
Deferred revenue, net of current	573	114,708
Senior secured term loan facilities, non-current	—	73,092
Liability related to sale of future revenues, non-current	63,414	58,864
Other long-term liabilities	98	822
Long-term liabilities held for sale	—	356
Total liabilities	119,529	398,160

Commitments and Contingencies (Note 11)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 225,000 shares authorized at September 30, 2025 and December 31, 2024; 4,045 and 4,037 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,011	1,009
Additional paid-in capital	1,675,999	1,668,620
Accumulated other comprehensive loss	(2,211)	(5,732)
Accumulated deficit	(1,691,827)	(1,889,499)
Total stockholders’ deficit attributable to FibroGen	(17,028)	(225,602)
Nonredeemable non-controlling interests	13,033	20,487
Total deficit	(3,995)	(205,115)
Total liabilities, redeemable non-controlling interests and deficit	$137,014	$214,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Development and other revenue	$119	$385	396	1,532
Drug product revenue, net	957	(262)	4,767	24,954
Total revenue	1,076	123	5,163	26,486

Operating costs and expenses:
Cost of goods sold	(58)	(75)	278	21,407
Research and development	1,209	19,974	16,249	88,824
Selling, general and administrative	5,295	9,362	20,459	40,984
Restructuring charge	41	18,554	560	18,554
Total operating costs and expenses	6,487	47,815	37,546	169,769
Loss from operations	(5,411)	(47,692)	(32,383)	(143,283)

Interest and other, net
Interest expense	(2,083)	(2,069)	(6,346)	(6,029)
Loss on debt extinguishments	(6,583)	—	(6,583)	—
Interest income and other income (expenses), net	931	1,472	1,628	4,608
Total interest and other, net	(7,735)	(597)	(11,301)	(1,421)

Loss from continuing operations before income taxes	(13,146)	(48,289)	(43,684)	(144,704)
Provision for (benefit from) income taxes	—	3	(90)	(271)
Loss from continuing operations	(13,146)	(48,292)	(43,594)	(144,433)
Income from discontinued operations, net of tax	213,782	31,208	241,266	78,872
Net income (loss)	$200,636	$(17,084)	$197,672	$(65,561)

Loss from continuing operations per share - basic and diluted	$(3.25)	$(12.01)	$(10.79)	$(36.19)
Income from discontinued operations per share - basic and diluted	52.86	7.76	59.69	19.76
Net income (loss) per share - basic and diluted	$49.61	$(4.25)	$48.90	$(16.43)

Weighted average number of common shares used to calculate net income (loss) per share - basic and diluted	4,044	4,021	4,042	3,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$200,636	$(17,084)	$197,672	$(65,561)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,898)	(1,821)	(1,959)	1,271
Cumulative currency translation adjustment attributable to divestiture	5,479	—	5,479	—
Unrealized gain (loss) on investments, net of tax effect	2	2	1	(24)
Other comprehensive income (loss), net of taxes	2,583	(1,819)	3,521	1,247
Comprehensive income (loss)	203,219	(18,903)	201,193	(64,314)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
	(Note 1)
Balance at June 30, 2025	4,043,899	$1,011	$1,673,249	$(4,794)	$(1,892,463)	$20,487	$(202,510)	$21,480
Net income	—	—	—	—	200,636	—	200,636	—
Change in unrealized gain or loss on investments	—	—	—	2	—	—	2	—
Foreign currency translation adjustments	—	—	—	(2,898)	—	—	(2,898)	—
Cumulative currency translation adjustment attributable to divestiture (Note 2)	—	—	—	5,479	—	—	5,479	—
Distribution to non-controlling interest (Note 9)	—	—	2,101	—	—	(7,454)	(5,353)	—
Shares issued from stock plans, net of payroll taxes paid	1,546	—	(13)	—	—	—	(13)	—
Stock-based compensation	—	—	662	—	—	—	662	—
Balance at September 30, 2025	4,045,445	$1,011	$1,675,999	$(2,211)	$(1,691,827)	$13,033	$(3,995)	$21,480

Balance at June 30, 2024	4,015,990	$1,004	$1,660,862	$(3,809)	$(1,890,397)	$20,487	$(211,853)	$21,480
Net loss	—	—	—	—	(17,084)	—	(17,084)	—
Change in unrealized gain or loss on investments	—	—	—	2	—	—	2	—
Foreign currency translation adjustments	—	—	—	(1,821)	—	—	(1,821)	—
Shares issued from stock plans, net of payroll taxes paid	14,814	4	(115)	—	—	—	(111)	—
Stock-based compensation	—	—	7,687	—	—	—	7,687	—
Balance at September 30, 2024	4,030,804	$1,008	$1,668,434	$(5,628)	$(1,907,481)	$20,487	$(223,180)	$21,480

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Nine Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
	(Note 1)
Balance at December 31, 2024	4,036,678	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480
Net income	—	—	—	—	197,672	—	197,672	—
Change in unrealized gain or loss on investments	—	—	—	1	—	—	1	—
Foreign currency translation adjustments	—	—	—	(1,959)	—	—	(1,959)	—
Cumulative currency translation adjustment attributable to divestiture (Note 2)	—	—	—	5,479	—	—	5,479	—
Distribution to non-controlling interest (Note 9)	—	—	2,101	—	—	(7,454)	(5,353)	—
Shares issued from stock plans, net of payroll taxes paid	8,822	2	(63)	—	—	—	(61)	—
Issuance cost under ATM Program	—	—	(46)	—	—	—	(46)	—
Redemption of fractional shares due to reverse stock split	(55)	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,387	—	—	—	5,387	—
Balance at September 30, 2025	4,045,445	$1,011	$1,675,999	$(2,211)	$(1,691,827)	$13,033	$(3,995)	$21,480

Balance at December 31, 2023	3,950,809	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(65,561)	—	(65,561)	—
Change in unrealized gain or loss on investments	—	—	—	(24)	—	—	(24)	—
Foreign currency translation adjustments	—	—	—	1,271	—	—	1,271	—
Shares issued from stock plans, net of payroll taxes paid	79,995	20	(244)	—	—	—	(224)	—
Stock-based compensation	—	—	25,037	—	—	—	25,037	—
Balance at September 30, 2024	4,030,804	$1,008	$1,668,434	$(5,628)	$(1,907,481)	$20,487	$(223,180)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FIBROGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$197,672	$(65,561)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	713	2,312
Amortization of finance lease right-of-use assets	27	28
Net accretion of premium and discount on investments	1	(1,680)
Investment income in unconsolidated variable interest entity	(2,485)	(2,664)
Gain on divestiture	(52,163)	—
Loss on debt extinguishments	6,583	—
Impairment of property and equipment	2,062	—
Loss on disposal of property and equipment	—	2,445
Stock-based compensation	5,387	25,037
Dividend received from unconsolidated variable interest entity	3,947	2,230
Changes in operating assets and liabilities:
Accounts receivable, net	(2,449)	(15,958)
Inventories	5,240	17,778
Prepaid expenses and other current assets	54,774	(18,181)
Operating lease right-of-use assets	808	66,011
Other assets	(1,072)	1,115
Accounts payable	(26,306)	(8,705)
Accrued and other liabilities	(48,148)	(17,112)
Operating lease liabilities, current	(568)	(12,796)
Deferred revenues	(136,321)	(15,218)
Accrued interest expense related to sale of future revenues	5,659	115
Accrued interest for finance lease liabilities	(19)	18
Operating lease liabilities, non-current	(202)	(65,830)
Other long-term liabilities	414	(917)
Net cash provided by (used in) operating activities	13,554	(107,533)

Investing activities
Purchases of property and equipment	(38)	(125)
Proceeds from divestiture, net of cash transferred	90,204	—
Proceeds from sale of property and equipment	—	840
Purchases of available-for-sale securities	(3,035)	(8,628)
Proceeds from maturities of investments	—	132,183
Net cash provided by investing activities	87,131	124,270

Financing activities
Repayments of senior secured term loan facilities	(75,000)	—
Payment of senior secured term loan facilities pay-off premium and fees	(5,550)	—
Repayments of finance lease liabilities	(4)	(36)
Cash paid for payroll taxes on restricted stock unit releases	(61)	(340)
Cash paid to non-controlling interest	(5,353)	—
Payment of issuance cost under ATM Program	(46)	—
Proceeds from issuance of common stock under employee stock plans	—	116
Net cash used in financing activities	(86,014)	(260)
Effect of exchange rate change on cash and cash equivalents	1,126	838
Net increase in cash and cash equivalents	15,797	17,315
Total cash and cash equivalents at beginning of period	102,178	113,688
Total cash and cash equivalents at end of period	$117,975	$131,003

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

The Company is developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. The Company initiated a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory analysis of FG-3180, in the third quarter of 2025.

The Company and its collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On August 29, 2025, the Company closed the sale of its China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended (“Share Purchase Agreement”) for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca AB (“AstraZeneca”) was the Company’s long-time commercialization partner for roxadustat in greater China. For additional details, refer to Note 2, Discontinued Operations and Divestiture.

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

The Company continues to work on its development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. The Company had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025, and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the inclusion criteria.

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

Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which FibroGen and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited (the “Transaction”). This sale includes all of FibroGen’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million, subject to certain customary adjustments as set forth in the purchase agreement, comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China.

The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in FibroGen’s business and qualified as a discontinued operation since December 31, 2024. As a result, the Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations for all periods presented, and therefore, the condensed consolidated statements of operations and the notes to the condensed consolidated financial statements were recasted for all comparative periods presented to classify FibroGen International as discontinued operations. In addition, the related assets and liabilities were classified within the condensed consolidated balance sheets as held for sale for each balance sheet date before the Transaction closes since December 31, 2024. See Note 2, Discontinued Operations and Divestiture, for related disclosures. Unless otherwise noted, discussion in the notes to the condensed consolidated financial statements, relates to solely to the Company’s continuing operations.

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements are prepared in accordance with the U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As disclosed in previous filings (including the September 30, 2024 Form 10-Q and subsequent Form 10-K and Form 10-Qs), if the Company was unable to complete the above-mentioned Transaction, access additional cash from its China operations, or raise additional capital in the U.S., the Company would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements were issued and would not be able to comply with its financial covenant that required a minimum balance of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, the Company’s senior secured term loan facilities with Morgan Stanley Tactical Value (“MSTV”) would become immediately due and payable. These factors had raised substantial doubt about the Company’s ability to continue as a going concern.

On August 29, 2025, upon the Transaction close, the Company received cash for the sale of $210.4 million and repaid its senior secured term loan facilities with MSTV, outstanding interest and related premium and fees for approximately $80.9 million. With the cash proceeds from the Transaction close, based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating requirements for at least the 12 months following the issuance of the financial statements for September 30, 2025.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue and deferred revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for the China performance obligation, which was completed during the third quarter of 2025 upon the above-mentioned Transaction close. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025.

Net Income (Loss) per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a loss from continuing operations for each of the three and nine months ended September 30, 2025 and 2024. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock options	459	611	486	572
RSUs, PRSUs and TSR awards	27	136	38	147
ESPP	—	19	—	19
	486	766	524	738

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

2. Discontinued Operations and Divestiture

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

The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million comprised of $85.0 million in cash for the enterprise value of FibroGen International and $135.4 million in net cash held in China. The total consideration included a $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. The Company does not expect such adjustments to be material, therefore have recorded the $10.0 million as other receivable as of September 30, 2025, which were included in the prepaid expenses and other current assets on the condensed consolidated balance sheets. On November 6, 2025, the Company received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing.

The financial results of the discontinued operations with respect to FibroGen International reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$167,179	46,210	$226,651	$126,391
Operating costs and expenses:
Cost of goods sold	3,761	5,371	13,454	14,820
Research and development	438	1,733	1,739	5,382
Selling, general and administrative	1,311	8,191	14,849	21,666
Total operating costs and expenses	5,510	15,295	30,042	41,868
Income from operations	161,669	30,915	196,609	84,523
Interest and other, net
Interest expense	(1,900)	(2,926)	(7,816)	(8,745)
Gain on divestiture	52,163	—	52,163	—
Interest income and other income (expenses), net	475	2,330	(2,173)	484
Total interest and other, net	50,738	(596)	42,174	(8,261)
Income before income taxes	212,407	30,319	238,783	76,262
Provision for income taxes	—	9	—	54
Investment income in unconsolidated variable interest entity	1,375	898	2,483	2,664
Income from discontinued operations, net of tax	$213,782	$31,208	$241,266	$78,872

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, and is discussed in the China Performance Obligation section in Note 3, Collaboration Agreements, License Agreement and Revenues.

The gain on divestiture of $52.2 million was resulted from the above-mentioned total consideration of $220.4 million, less the transaction costs and fees of $7.8 million, and the derecognition of the net equity of $154.9 million of FibroGen International at the Transaction close and the cumulative currency translation adjustments of $5.5 million.

The carrying value of the assets and liabilities of the discontinued operations with respect to FibroGen International on the condensed consolidated balance sheets as of December 31, 2024 were as follows (in thousands):

December 31, 2024
Assets
Cash and cash equivalents	$51,696
Accounts receivable, net	18,443
Inventories	15,547
Prepaid expenses and other current assets	25,163
Total current assets held for sale	110,849

Property and equipment, net	7,041
Equity method investment in unconsolidated variable interest entity	6,864
Operating lease right-of-use assets	1,716
Other assets	990
Total long-term assets held for sale	16,611

Liabilities
Accounts payable	$26,974
Accrued and other current liabilities	10,679
Operating lease liabilities, current	1,264
Total current liabilities held for sale	38,917

Operating lease liabilities, non-current	356
Total long-term liabilities held for sale	356

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Depreciation	$713	$1,117
Investment income in unconsolidated variable interest entity	(2,485)	(2,664)
Gain on divestiture	(52,163)	—
Impairment of property and equipment	2,062	—
Dividend received from unconsolidated variable interest entity	3,947	2,230
Stock-based compensation	$231	$1,326

Included in the discontinued operations, Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity.

The net product revenue from sales to Falikang were $165.3 million and $42.2 million for the three months ended September 30, 2025 and 2024, and $218.6 million and $115.3 million for the nine months ended September 30, 2025 and 2024, respectively. The product revenue recognized for the three months ended September 30, 2025 included an increase in revenue of $118.3 million resulting from changes to estimated variable consideration in the current period relating to performance obligation satisfied in previous periods. The other income from Falikang were immaterial for the three and nine months ended September 30, 2025 and 2024.

The investment income in Falikang was $1.4 million and $0.9 million for the three months ended September 30, 2025 and 2024, and $2.5 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of December 31, 2024, the Company’s equity method investment in Falikang was $6.9 million, which were included in the long-term assets held for sale on the condensed consolidated balance sheets. As of December 31, 2024, accounts receivable, net, from Falikang was $13.9 million, which were included in the current assets held for sale on the condensed consolidated balance sheets.

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

The aggregate amount of consideration received under the Astellas Japan Agreement through September 30, 2025 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three and nine months ended September 30, 2025 and 2024.

The transaction price related to consideration received through September 30, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended September 30, 2025 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through September 30, 2025 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were not material for the three and nine months ended September 30, 2025 and 2024.

The transaction price related to consideration received through September 30, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $288.5 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended September 30, 2025 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

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

AstraZeneca Agreements

AstraZeneca U.S./Rest of World (“RoW”) Agreement

In July 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe Agreement and Astellas Japan Agreement (“AstraZeneca U.S./RoW Agreement”).

On February 25, 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, as amended and restated on August 29, 2025 (“AstraZeneca Termination and Transition Agreement”). Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to the Company, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties.

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

AstraZeneca China Agreement

AstraZeneca was the Company’s long-time commercialization partner for roxadustat in greater China. In July 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The aggregate amount of such consideration received for milestone and upfront payments through September 30, 2025 totaled $81.2 million.

As discussed in Note 2, Discontinued Operations and Divestiture, on August 29, 2025, the Transaction was completed to sell the Company’s China operations to AstraZeneca pursuant to the Share Purchase Agreement.

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

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $573.4 million for China performance obligation (with cumulative revenue of $573.4 million through September 30, 2025) that is recognized as product revenue, net, included in discontinued operations as described under China Performance Obligation section below.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China performance obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China performance obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Periodically, the Company updates its assumptions such as total sales quantity, timing of China’s volume-based purchasing program, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Any net transaction price in excess of the revenue recognized is added to the deferred balance to date, and recognized in the periods as the performance obligation is satisfied.

As discussed in Note 2, Discontinued Operations and Divestiture, the divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture. As a result, all the previously deferred revenues were recognized as revenue during the three months ended September 30, 2025. The following table includes a roll-forward of the related deferred revenue that was considered as a contract liability that was not included in the disposal group held for sale as of December 31, 2024 (in thousands):

	Balance at December 31, 2024	Additions	Recognized as Revenue (Discontinued Operations)	Currency Translation and Other	Balance at September 30, 2025
AstraZeneca China performance obligation - deferred revenue	$(132,097)	$(82,494)	$218,575	$(3,984)	$—

The related net product revenue recognized from the sales to Falikang was $165.3 million and $42.2 million for the three months ended September 30, 2025 and 2024, and $218.6 million and $115.3 million for the nine months ended September 30, 2025 and 2024, respectively, which were included in the discontinued operations in the condensed consolidated statements of operations together with the sales directly to distributors.

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Astellas Japan Agreement	$(378)	$(1,355)	$1,446	$(3,926)
Astellas Europe Agreement	1,335	1,093	3,321	3,209
AstraZeneca U.S./RoW Agreement	—	—	—	25,671
Drug product revenue, net	$957	$(262)	$4,767	$24,954

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $0.4 million for the three months ended September 30, 2025. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign exchange impacts, among others.

For the three months ended June 30, 2025, the adjustment to the drug product revenue was immaterial.

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

For the three months ended September 30, 2024, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $1.4 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas, among others.

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

As of September 30, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $1.0 million in accrued liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities.

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

During the fourth quarter of 2024, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, the Company reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million. Further for the nine months ended September 30, 2025, the Company reclassified $0.9 million from the related deferred revenue to accrued liabilities. As of September 30, 2025, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $11.4 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months, a $7.1 million of which was paid to Astellas in October 2025.

The Company recognized royalty revenue of $1.3 million and $1.1 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the three months ended September 30, 2025 and 2024, and $3.3 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2024	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at September 30, 2025
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(9,901)	$3,321	$903	$(5,677)

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

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date and continues to consolidate as of September 30, 2025.

Fortis has authorized and issued common shares and Series A preferred shares. As of the Option Acquisition Date and September 30, 2025, the Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired previously and carried at zero cost. The non-controlling interests (“NCI”) attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shareholders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of September 30, 2025, total assets and liabilities of Fortis were immaterial. For the three and nine months ended September 30, 2025 and 2024, Fortis’ net income (losses) was immaterial.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$34,207	$—	$—	$34,207
Corporate bonds	—	3,035	—	3,035
Commercial paper	—	59,578	—	59,578
U.S. government bonds	12,460	9,976	—	22,436
Total	$46,667	$72,589	$—	$119,256

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$28,241	$—	$—	$28,241
Commercial paper	—	14,269	—	14,269
U.S. government bonds	2,987	2,981	—	5,968
Total	$31,228	$17,250	$—	$48,478

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the three and nine months ended September 30, 2025, a total of $10.0 million and $17.8 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$1,754	$2,004
Commercial paper	59,578	14,269
Money market funds	34,207	28,241
U.S. government bonds	22,436	5,968
Total cash and cash equivalents	$117,975	$50,482

Investments

As of September 30, 2025, the Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the table below (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$3,034	$1	$—	$3,035
Total investments	$3,034	$1	$—	$3,035

As of September 30, 2025, the available-for-sale investments had remaining contractual maturities of two years.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. There was no available for sale security in an unrealized loss position as of September 30, 2025, and the Company did not recognize any other-than-temporary impairment loss during the three and nine months ended September 30, 2025 and 2024.

The Company did not have any short-term or long-term investments as of December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Insurance proceeds receivable for litigation settlement	$—	$28,500
Holdback consideration receivable related to divestiture	10,000	—
Prepaid assets	768	1,903
Other current assets	695	1,139
Total prepaid expenses and other current assets	$11,463	$31,542

As of September 30, 2025, the Company recorded a $10.0 million receivable in prepaid expenses and other current assets for the holdbacks related to the closing of the divestiture of FibroGen International. See Note 2, Discontinued Operations and Divestiture, for details.

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

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Preclinical and clinical trial accruals	$3,312	$6,327
API and bulk drug product price true-up	12,398	13,071
Litigation settlement	—	28,500
Payroll and related accruals	3,060	4,640
Accrued restructuring charge	802	4,572
Professional services	2,527	2,049
Current portion of liability related to sale of future revenues	1,569	460
Other	2,108	2,416
Total accrued and other current liabilities	$25,776	$62,035

The accrued liabilities of $12.4 million and $13.1 million for API and bulk drug product price true-up as of September 30, 2025 and December 31, 2024, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2024, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit, which was fully distributed during the first quarter of 2025 as mentioned above. See the Legal Proceedings and Other Matters section in Note 11, Commitments and Contingencies, for details.

Responding to the reported results for pamrevlumab in July 2024, the Company implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75%. The total cash payments under the reduction in force was $0.9 million and $3.2 million during the three and nine months ended September 30, 2025, respectively. The remaining accrued restructuring charge of $0.8 million as of September 30, 2025 will be substantially paid out by the end of 2025.

7. Senior Secured Term Loan Facilities

In April 2023, the Company entered into a financing agreement (“Financing Agreement”) with investment funds managed by MSTV, as lenders (the “Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities, and received $74.1 million, representing a $75.0 million initial term loan (the “Initial Term Loan”), net of $0.9 million issuance costs.

The Initial Term Loan accrued interest at a fixed rate of 14.0% per annum, payable monthly in arrears. The Initial Term Loan would mature on May 8, 2026. The Initial Term Loan was subject to amortization payments. The Company was permitted to prepay the Initial Term Loan from time to time, in whole or in part, subject to payment of a make-whole amount equal to the unpaid principal amount of the portion of the Initial Term Loan being repaid or prepaid, plus accrued and unpaid interest of the portion of the Initial Term Loan being repaid or prepaid, plus an amount equal to the remaining scheduled interest payments due on such portion of the Initial Term Loan being repaid or prepaid as if such Initial Term Loan were to remain outstanding until the scheduled maturity date.

The initial issuance costs and the related transaction costs, totaling $3.7 million were amortized as interest expense using the effective interest method over the term of the Initial Term Loan and were reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the three and nine months ended September 30, 2025 and 2024. The Company recorded interest expense of $1.9 million and $7.8 million for the three and nine months ended September 30, 2025, and $2.9 million and $8.7 million, respectively, for the three and nine months ended September 30, 2024, respectively, which were included in discontinued operations as the Company was required to repay the loan upon the closing of the divestiture of FibroGen International.

On August 29, 2025, upon the above-mentioned Transaction close, the Company paid the Lenders a total of $80.9 million, including $75.0 million for paying off the senior secured term loan facilities, $0.4 million for outstanding interest and $5.5 million for related premium and fees. Accordingly, the Company recorded a loss on debt extinguishments of $6.6 million, including the $5.5 million of premium and fees and a $1.1 million amortization of issuance costs, for the three and nine months ended September 30, 2025.

The balance of the Company’s senior secured term loan facilities as of December 31, 2024 was as follows (in thousands):

December 31, 2024
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(1,908)
Senior secured term loan facilities, ending balance	$73,092
Representing:
Senior secured term loan facilities, current	$—
Senior secured term loan facilities, non-current	$73,092

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.23% as of September 30, 2025.

The following table summarizes the activities of the liability related to sale of future revenues for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Liability related to sale of future revenues - beginning balance	$59,324
Interest paid	(450)
Interest expense recognized	6,109
Liability related to sale of future revenues - ending balance	64,983
Less: Current portion classified to accrued and other current liabilities	(1,569)
Liability related to sale of future revenues, non-current	$63,414

During the three and nine months ended September 30, 2025, the Company recognized, under Astellas Agreements, development revenue of $0.1 million and $0.4 million, respectively, and drug product revenue of $1.0 million and $4.8 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized, under Astellas Agreements, development revenue of $0.4 million and $1.0 million, respectively, and drug product revenue of $(0.3) million and $(0.7) million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenue, for details.

During the three and nine months ended September 30, 2025, the Company recognized the related interest expense of $2.0 million and $6.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized the related interest expense of $2.0 million and $5.8 million, respectively. During nine months ended September 30, 2025 and 2024, the Company paid $0.5 million and $5.7 million accrued interest, respectively.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates reaching a Payment Cap up to $125.0 million by 2031.

9. FibroGen Cayman Non-Controlling Interests

FibroGen International (Cayman) Limited (“FibroGen Cayman”) has 15,836,966 Series A Preference Shares outstanding, including 10,484,260 shares owned by FibroGen Inc. and 5,352,706 shares owned by minority shareholders, and 78,000,000 common shares outstanding owned by FibroGen Inc.

In the event of liquidation, dissolution, or winding up of the entity, either voluntary or involuntary, including by means of a merger, the holders of FibroGen Cayman Series A Preference Shares are entitled to be paid an amount equal to their liquidation preference as set forth in the FibroGen Cayman Amended and Restated Memorandum and Articles of Association (the “Articles”).

The discontinued operations sold under the Transaction discussed in the above Note 2, Discontinued Operations and Divestiture, consisted substantially all the assets owned by FibroGen Cayman, and therefore triggered liquidation distribution process of FibroGen Cayman based on its Articles.

Accordingly, during the three months ended September 30, 2025, the Company distributed a total of $5.4 million to FibroGen Cayman’s minority shareholders ($1.00 for each of the FibroGen Cayman Series A Preference Shares held by the minority shareholders), and correspondingly recorded a reduction to the related nonredeemable non-controlling interests of $7.5 million and an adjustment to additional paid-in capital of $2.1 million, for such distribution.

Any further distribution, if applicable, will be paid out on a pro-rata basis to the holders of all common and Series A Preference shares of FibroGen Cayman, and is subject to future adjustments, if any, including additional proceeds received from the holdbacks related to the Transaction, and future costs of FibroGen Cayman.

10. Income Taxes

Provisions for (benefits from) income tax for the three and nine months ended September 30, 2025 and 2024 were immaterial and due to foreign taxes.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The legislation does not have a material impact on the Company’s financial statements.

11. Commitments and Contingencies

Contract Obligations

As of September 30, 2025, the Company had outstanding total non-cancelable purchase obligations of $4.0 million for general purchases and other programs and $2.6 million for manufacture and supply of roxadustat. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

In addition, see Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, in its condensed consolidated balance sheet as of September 30, 2025.

Between April 2021 and May 2021, five putative securities class action complaints were filed against FibroGen and certain of its former executive officers in the U.S. District Court for the Northern District of California. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. The Court approved the settlement Plan of Allocation on May 28, 2024 and Plaintiffs’ motion for attorney’s fees on August 1, 2024. The court entered a class distribution order on January 1, 2025 and the amount was fully distributed during the first quarter of 2025. The settlement was fully covered by insurance.

In the fourth quarter of 2021, the Company received a subpoena from the SEC requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. In May 2025, the Company entered into a settlement with the SEC. As part of the settlement, and without admitting or denying the findings in the settlement offer or administrative order to be issued by the SEC, the Company agreed to pay a $1.25 million civil penalty. In September 2025, the agreement was approved by the Commission.

Between 2022 and 2024, the Company’s Board of Directors received seven litigation demands from purported shareholders of the Company, asking the Board of Directors to investigate and take action against certain current and former officers and directors of the Company for alleged wrongdoing based on the same allegations in the derivative and securities class action lawsuits. The litigation demands have been withdrawn.

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

12. Segment Information

The Company has one operating and reporting segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net income (loss) as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s condensed consolidated statements of operations. These significant segment expenses include cost of goods sold, research and development expenses, selling, general and administrative expenses, and restructuring charge. Other segment items that are presented on the condensed consolidated statements of operations include interest expense, loss on debt extinguishments, interest income and other income (expense), net, and provision for (benefit from) income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

We are developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. We initiated a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory analysis of FG-3180, in the third quarter of 2025.

We and our collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in the People’s Republic of China (“China”), Europe, Japan, and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On August 29, 2025, we closed the sale of our China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended (“Share Purchase Agreement”) for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca AB (“AstraZeneca”) was our long-time commercialization partner for roxadustat in greater China. For additional details, refer to Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements.

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

We continue to work on our development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. We had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025 and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the inclusion criteria. We are starting preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We plan to submit the Phase 3 trial protocol to the FDA in the fourth quarter of 2025.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except for per share data)
Result of Operations
Revenue	$1,076	$123	$5,163	$26,486
Operating costs and expenses	6,487	47,815	37,546	169,769
Loss from continuing operations	(13,146)	(48,292)	(43,594)	(144,433)
Loss from continuing operations per share - basic and diluted	$(3.25)	$(12.01)	$(10.79)	$(36.19)

			September 30, 2025	December 31, 2024
			(in thousands)
Balance Sheet
Cash and cash equivalents			$117,975	$50,482
Accounts receivable			121	481
Long-term investments			$3,035	$—

Our revenue for the three and nine months ended September 30, 2025 included primarily the drug product revenue of $1.0 million and $4.8 million, respectively, related to active pharmaceutical ingredient (“API”) deliveries to Astellas.

As a comparison, our revenue for the three and nine months ended September 30, 2024 included primarily the revenue recognized related to the following, respectively:

•
A net reduction of $0.3 million and $0.7 million to drug product revenue related to API deliveries to Astellas; in addition, $25.7 million cumulative catch-up net adjustment in the drug product revenue, for the nine months ended September 30, 2024, as a result of terminating the AstraZeneca U.S./RoW Agreement (as defined below), effective in February 2024 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea; and
•
$0.4 million and $1.5 million of development and other revenue recognized mainly under our collaboration agreements with our partners Astellas and AstraZeneca.

Operating costs and expenses for the three and nine months ended September 30, 2025 decreased compared to the same periods a year ago primarily as a result of the net effect of the following, respectively:

•
$18.6 million restructuring charge recorded in the third quarter of 2024 related to the reduction in force plan in August 2024, which did not recur in the current year period;

•
$7.7 million and $22.9 million lower facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;
•
$5.9 million and $18.6 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount and terminations;
•
$4.4 million and $14.9 million lower clinical trial expenses primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
$1.7 million and $6.8 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated;
•
$0.8 million and $25.0 million lower employee-related expenses primarily due to the impact from reduction in force action in August 2024 and cost control efforts; and
•
$21.1 million one-time cost of goods sold recorded for the nine months ended September 30, 2024 correspondingly to the above-mentioned drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, as defined further below.

For the three months ended September 30, 2025, we had a loss from continuing operations of $13.1 million, or a loss per basic and diluted share of $3.25, as compared to a loss of $48.3 million, or a loss per basic and diluted share of $12.01, for the same period a year ago, due to decreases in operating costs and expenses as discussed above. For the nine months ended September 30, 2025, we had a loss from continuing operations of $43.6 million, or a loss per basic and diluted share of $10.79, as compared to a loss of $144.4 million, or a loss per basic and diluted share of $36.19, for the same period a year ago, due to decreases in operating costs and expenses offset by decreases in revenue as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $121.1 million at September 30, 2025, an increase of $70.2 million from December 31, 2024. Upon the the close of our sale of FibroGen International to AstraZeneca Treasury Limited during the third quarter of 2025, we accessed the entirety of our cash and cash equivalents held in China. Consolidated cash and cash equivalents and accounts receivable for both continuing operations and discontinued operations totaled $121.1 million at December 31, 2024. For additional details, refer to Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statement, and the Liquidity and Capital Resources section below.

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

Current Standard of Care

Treatment choice in first and second line mCRPC significantly depends on patients’ prior treatments. Androgen receptor signaling inhibitors or androgen receptor pathway inhibitors (“ARSIs”/“ARPIs”, often used interchangeably) and chemotherapy are the preferred treatments in patients who have not been exposed to either in earlier lines of therapy. Most patients previously treated with an ARSI/ARPI for metastatic hormone-sensitive prostate cancer will then receive chemotherapy in first-line mCRPC. Rechallenge with an alternative ARSI/ARPI is associated with limited benefit in this setting.

For the 25-30% of patients with homologous recombination repair mutation, poly (ADP-ribose) polymerase inhibitors are the standard of care for mCRPC patients.

Recent approvals of prostate-specific membrane antigen (“PSMA”)-targeted radiopharmaceuticals in the post-ARPI and post-chemotherapy setting have diversified treatment options in advanced mCRPC. Furthermore, PSMA-PET has been validated as standard of care diagnostic in prostate cancer, while LOCAMETZ or an approved PSMA-11 imaging agent are approved to select patients for treatment with Pluvicto (lutetium Lu 177 vipivotide tetraxetan).

FibroGen is developing FG-3246 in the post-ARPI, pre-chemotherapy mCRPC setting. This is an area of high unmet need, where radiographic progression free survival is approximately 5.6-6 months after switching to a different ARPI, and approximately 8 months with chemotherapy. Novel mechanisms of action that extend survival are critical in this setting as well as biomarker driven treatment approaches. FG-3246 and the potential patient selection biomarker FG-3180 are being developed to address these unmet medical needs.

Phase 2 Monotherapy Clinical Trial of FG-3246 and FG-3180 for the Treatment of mCRPC

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

We initiated a Phase 2 monotherapy, dose-optimization study of FG-3246 for the treatment of mCRPC in the third quarter of 2025, with interim results expected in the second half of 2026.

The trial is also assessing the diagnostic and predictive performance of FG-3180, a companion PET imaging agent, which shares the same CD46-targeted antibody used in FG-3246. The ability of FG-3180 to identify mCRPC lesions and predict response to FG-3246 is being evaluated.

The Phase 2 monotherapy trial (NCT06842498) is a randomized, open label, dose optimization trial designed to evaluate the safety, efficacy, tolerability, and pharmacokinetics (PK) of FG-3246 for the treatment of patients with mCRPC who have progressed following ARPI treatment and who have not received chemotherapy for their mCRPC. The trial is scheduled to enroll 75 patients who will be randomized 1:1:1 to receive either 1.8, 2.4 or 2.7 mg/kg AJBW of FG-3246. The primary endpoint of the trial is the determination of the optimal dose for the Phase 3 trial based on efficacy, safety, and PK parameters. Secondary endpoints include radiographic progression free survival (rPFS), prostate-specific antigen (PSA) 50 response, and PSA90 response. An interim analysis is planned once 12 patients enrolled in each of the three dose arms have completed 12 weeks on study or discontinued and is anticipated in the second half of 2026. An exploratory sub-study will evaluate FG-3180, a companion PET imaging agent, as a diagnostic radiopharmaceutical. All patients deemed eligible for participation in the Phase 2 trial will participate in the sub-study evaluating FG-3180 prior to randomization.

Prior Studies of FG-3246 and FG-3180 for the Treatment of mCRPC

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

In May 2024, the University of California, San Francisco (“UCSF”) presented positive interim results from the dose escalation portion of the investigator-sponsored Phase 1b/2 study of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2024 American Society of Clinical Oncology Annual Meeting. The presentation includes data from 17 biomarker unselected patients in the dose escalation portion of the trial. Over 70% of the patients in the study received at least two prior ARPIs, which included prior enzalutamide treatment. Dose escalation was explored with and without prophylactic granulocyte colony-stimulating factor (“G-CSF”) support. The primary endpoint was determination of the maximally tolerated dose of FG-3246 in combination with enzalutamide. The combination treatment demonstrated an encouraging preliminary estimate of median radiographic progression-free survival (“rPFS”) of 10.2 months. The maximally tolerated dose was established at 2.1 mg/kg adjusted body weight, with primary G-CSF prophylaxis, in combination with enzalutamide 160 mg/day. The most frequent adverse events were consistent with other MMAE-based ADCs and included fatigue, weight loss, elevated transaminases, neutropenia, and peripheral neuropathy. We expect topline results from the Phase 2 portion of this study in the first quarter of 2026.

ROXADUSTAT IN ANEMIA ASSOCIATED WITH MYELODYSPLASTIC SYNDROMES

FibroGen maintains its rights to roxadustat in the U.S. and in all markets not licensed to Astellas.

We had a positive Type-C meeting with the FDA in July 2025, and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the inclusion criteria. We are starting preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We plan to submit the Phase 3 trial protocol to the FDA in the fourth quarter of 2025.

The planned Phase 3 trial will assess the safety and efficacy of roxadustat in a randomized, double-blind, placebo-controlled design in approximately 200 patients with lower-risk MDS. Alignment was reached with the FDA on the patient population (patients requiring ≥ 4 pRBC units in two consecutive 8-week periods prior to randomization, who are refractory to, intolerant to, or ineligible for prior erythropoiesis-stimulating agents (ESA) therapy), dose regimen, as well as management of potential thrombotic risk through eligibility and dose modification and discontinuation criteria. As the primary endpoint for the study, the Company is considering either 8-week or 16-week RBC TI.

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

Roxadustat in Anemia of Chronic Kidney Disease

We and our collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in CKD patients on dialysis and not on dialysis.

China – Roxadustat Commercial Program

On August 29, 2025, we closed the sale of our China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. This sale included all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). For additional details, refer to Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements.

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

Exclusive License to Eluminex

In April 2023, FibroGen and Eluminex entered into an Amended and Restated Exclusive License Agreement (“A&R Eluminex Agreement”) in order to add to the license rights to recombinant human collagen Type I (in addition to the rights to collagen Type III that were already licensed). On August 5, 2025, FibroGen accepted the assignment and delegation from FibroGen Hong Kong, FibroGen Beijing, and Falikang of their respective rights and obligations under the A&R Eluminex Agreement.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into a separate collaboration agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through September 30, 2025 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $(0.4) million and $(1.4) million for the three months ended September 30, 2025 and 2024, and $1.4 million and $(3.9) million for the nine months ended September 30, 2025 and 2024, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from FibroGen in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.3 million and $1.1 million for the three months ended September 30, 2025 and 2024, and $3.3 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

On February 25, 2024, we entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement with AstraZeneca, as amended and restated on August 29, 2025. Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to us, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on FibroGen’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue FibroGen receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties. The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million. In addition, resulting from the AstraZeneca Termination and Transition Agreement, FibroGen and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, we recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue.

AstraZeneca was our long-time commercialization partner for roxadustat in greater China. In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). Under the AstraZeneca agreements, the aggregate amount of consideration received through September 30, 2025 totaled $81.2 million.

On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement. For additional details, refer to Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements.

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

We account for our investment in Falikang under the equity method, and Falikang is not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, is included in the discontinued operations in the condensed consolidated statement of operations, and the investment in unconsolidated subsidiary is included the held for sale assets on the condensed consolidated balance sheet. See Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

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

We recognize revenue upon the transfer of control of commercial products to Falikang in an amount that reflects the allocation of transaction price of the China manufacturing and supply obligation (“China performance obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognize revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the product. As discussed in Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements, the divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture. As a result, all the previously deferred revenues were recognized as revenue during the three months ended September 30, 2025. We recognized net product revenue of $167.2 million and $46.2 million for the three months ended September 30, 2025 and 2024, and $226.7 million and $126.4 million for the nine months ended September 30, 2025 and 2024, respectively, majority of which were from the sales to Falikang.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Revenue:
Development and other revenue	$119	$385	$(266)	(69)%	396	1,532	(1,136)	(74)%
Drug product revenue, net	957	(262)	1,219	465%	4,767	24,954	(20,187)	(81)%
Total revenue	$1,076	$123	$953	775%	$5,163	$26,486	$(21,323)	(81)%

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of September 30, 2025, we do not expect to incur significant future co-development services. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material. Development and other revenue have not been material for any of the periods presented.

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

The AstraZeneca U.S./RoW Agreement was terminated on February 25, 2024 (except for South Korea). On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement. For additional details, refer to Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements.

In the future, we will continue generating revenue from collaboration agreements in the form of milestone payments and royalties on drug product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $1.0 million, or 775%, for the three months ended September 30, 2025, and decreased $21.3 million, or 81%, for the nine months ended September 30, 2025, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Drug Product Revenue, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(378)	$(1,355)	$977	72%	$1,446	$(3,926)	$5,372	137%
Astellas Europe Agreement	1,335	1,093	242	22%	3,321	3,209	112	3%
AstraZeneca U.S./RoW Agreement	—	—	—	NM	—	25,671	(25,671)	NM
Total drug product revenue, net:	$957	$(262)	$1,219	465%	$4,767	$24,954	$(20,187)	(81)%

NM = Not meaningful

Drug product revenue, net increased $1.2 million, or 465%, for the three months ended September 30, 2025, and decreased $20.2 million, or 81%, for the nine months ended September 30, 2025, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the third quarter of 2025, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $0.4 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect foreign exchange impacts, among others.

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

As of September 30, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $1.0 million in accrued liabilities, representing our best estimate of the timing for these amounts to be paid.

Astellas Europe Agreement

We updated our estimate of variable consideration related to the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, we reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million. We further reclassified $0.9 million from the related deferred revenue to accrued liabilities during the nine months ended September 30, 2025. As of September 30, 2025, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $11.4 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 month, a $7.1 million of which was paid to Astellas in October 2025.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.3 million and $1.1 million for the three months ended September 30, 2025 and 2024, and $3.3 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

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

Operating Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$(58)	$(75)	$17	23%	$278	$21,407	$(21,129)	(99)%
Research and development	1,209	19,974	(18,765)	(94)%	16,249	88,824	(72,575)	(82)%
Selling, general and administrative	5,295	9,362	(4,067)	(43)%	20,459	40,984	(20,525)	(50)%
Restructuring charge	41	18,554	(18,513)	(100)%	560	18,554	(17,994)	(97)%
Total operating costs and expenses	$6,487	$47,815	$(41,328)	(86)%	$37,546	$169,769	$(132,223)	(78)%

Total operating costs and expenses decreased $41.3 million, or 86%, and decreased $132.2 million, or 78%, for the nine months ended September 30, 2025, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold was immaterial for the three months ended September 30, 2025 and 2024. Cost of goods sold decreased $21.1 million, or 99%, for the nine months ended September 30, 2025, compared to the same period a year ago. As described above, during the first quarter of 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $21.1 million in the same period.

Research and Development Expenses

Research and development expenses consist of third-party research and development costs and the fully-burdened amount of costs associated with work performed under collaboration agreements. Research and development expenses include employee-related expenses for research and development functions, expenses incurred under agreements with clinical research organizations, other clinical and preclinical costs and allocated direct and indirect overhead costs, such as facilities costs, information technology costs and other overhead. We expense research and development costs as incurred. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024. As a result, research and development expenses have overall decreased.

The following table summarizes our research and development expenses incurred during the three and nine months ended September 30, 2025 and 2024:

	Phase of	Three Months Ended September 30,		Nine Months Ended September 30,
Product Candidate	Development	2025	2024	2025	2024
		(in thousands)
FG-3246	Phase 2	$1,571	$7,373	$10,352	$18,677
Roxadustat	Approved / Phase 3	287	1,218	1,849	4,940
Pamrevlumab	Phase 2/3	(1,686)	7,861	1,111	46,479
Other research and development expenses		1,037	3,522	2,937	18,728
Total research and development expenses		$1,209	$19,974	$16,249	$88,824

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $18.8 million, or 94%, for the three months ended September 30, 2025, and decreased $72.6 million, or 82%, for the nine months ended September 30, 2025, respectively, compared to the same periods a year ago, primarily as a result of the net effect of the following:

•
Decrease of $7.2 million and $19.1 million in facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;
•
Decrease of $4.4 million and $14.9 million in clinical trials costs primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
Decrease of $4.1 million and $11.0 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount and terminations;
•
Decrease of $1.7 million and $6.8 million in drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated; and
•
Decrease of $1.0 million and $17.2 million in employee-related costs primarily due to the impact from reduction in force action in August 2024 and cost control efforts.

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

SG&A expenses decreased $4.1 million, or 43%, for the three months ended September 30, 2025, and decreased $20.5 million, or 50%, for the nine months ended September 30, 2025, respectively, compared to the same periods a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $1.8 million and $7.6 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
Decrease of $7.8 million in employee-related costs for the nine month period, primarily due to the impact from reduction in force action in August 2024 and cost control efforts; and
•
Decrease of $3.8 million in facilities-related expenses for the nine month period, due to cost control efforts including the lease termination in the third quarter of 2024.

Restructuring Charge

In response to the topline clinical results for pamrevlumab in patients with pancreatic cancer we announced in July 2024, we implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously winding down remaining obligations, and reducing our U.S. workforce by approximately 75%. As a result, we recorded majority of the related non-recurring restructuring charge of $18.6 million during the third quarter of 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. The related restructuring charges for the three and nine months ended September 30, 2025 were not material.

Interest and Other, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,083)	$(2,069)	$(14)	1%	$(6,346)	$(6,029)	$(317)	5%
Loss on debt extinguishments	(6,583)	—	(6,583)	100%	(6,583)	—	(6,583)	100%
Interest income and other income (expenses), net	931	1,472	(541)	(37)%	1,628	4,608	(2,980)	(65)%
Total interest and other, net	$(7,735)	$(597)	$(7,138)	1,196%	$(11,301)	$(1,421)	$(9,880)	695%

Interest Expense

Interest expense represents the interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained relatively flat for the three and nine months ended September 30, 2025, compared to the same periods a year ago.

Loss on debt extinguishments

On August 29, 2025, upon the above-mentioned completion of the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited, we paid a total of $80.9 million to Morgan Stanley Tactical Value (“MSTV”), including $75.0 million for paying off the senior secured term loan facilities, $0.4 million for outstanding interest and $5.5 million for related premium and fees. Accordingly, we recorded a loss on debt extinguishments of $6.6 million for the three and nine months ended September 30, 2025. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net decreased $0.5 million, or 37%, and decreased $3.0 million, or 65%, for the nine months ended September 30, 2025, respectively, compared to the same periods a year ago, primarily due to lower interest income resulting from overall lower cash equivalents and investment balances during the current year periods.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Loss from continuing operations before income taxes	$(13,146)	$(48,289)	$(43,684)	$(144,704)
Provision for (benefit from) income taxes	—	3	(90)	(271)
Effective tax rate	—%	—%	0.2%	0.2%

Provision for (benefits from) income taxes for the three and nine months ended September 30, 2025 and 2024 were primarily related to foreign taxes.

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

Discontinued Operations

On February 20, 2025, we entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The transaction was closed on August 29, 2025.

We determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board Accounting Standards Codification ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations. See Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

Upon the close of the sales of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited on August 29, 2025, we received $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. On November 6, 2025, we received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing. See Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

In April 2023, we entered into the Financing Agreement with investment funds managed by MSTV, (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. Upon the closing of the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited on August 29, 2025, we repaid our term loan facility with the Lenders. For additional details about this financing transaction, see Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements.

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

In February 2025, we entered into an Equity Distribution Agreement with BofA Securities, Inc. pursuant to which we may issue and sell, from time to time and through BofA Securities, Inc., shares of our common stock having an aggregate offering price of up to $30.0 million. We did not sell any shares of common stock under this agreement during the three and nine months ended September 30, 2025.

Cash and cash equivalents, investments and accounts receivable totaled $121.1 million at September 30, 2025. Upon the close of our sale of FibroGen International to AstraZeneca during the third quarter of 2025, we accessed the entirety of our cash and cash equivalents held in China.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands), including both continuing operations and discontinued operations:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$13,554	$(107,533)
Investing activities	87,131	124,270
Financing activities	(86,014)	(260)
Effect of exchange rate changes on cash and cash equivalents	1,126	838
Net increase in cash and cash equivalents	$15,797	$17,315

Operating Activities

Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2025 and consisted primarily of net income of $197.7 million adjusted for non-operating cash items of $35.9 million, and a net decrease in operating assets and liabilities of $148.2 million. The significant non-operating cash items included gain on divesture of FibroGen International of $52.2 million, loss on debt extinguishments of $6.6 million and stock-based compensation expense of $5.4 million. The significant items in the changes in operating assets and liabilities included the following:

•
Deferred revenue decreased $136.3 million, due to the recognition of all the previously deferred balance related to our China performance obligation under our agreements with AstraZeneca during the three months ended September 30, 2025 upon the completion of the divestiture of FibroGen International on August 29, 2025, as the performance obligation to AstraZeneca were completely satisfied upon the closing of the divestiture. See the China Performance Obligation section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details;
•
Accrued and other liabilities decreased $48.1 million, primarily driven by the $28.5 million distribution of litigation settlement related to our agreement in principle with plaintiffs to settle the class action lawsuit, $7.8 million of the transaction costs related to the divestiture, and the $3.2 million payments of accrued restructuring charge. The accrued and other liabilities were also impacted by cost control efforts and the timing of invoicing and payment;
•
Accounts payable decreased $26.3 million, primarily driven by the payments made during the current year period to AstraZeneca under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items;
•
Prepaid expenses and other current assets decreased $54.8 million, primarily due to the $28.5 million distribution of the above-mentioned litigation settlement during the quarter, which is fully recoverable under our insurance policies. The decrease in prepaid expenses and other current assets was also related to the collection from Falikang during the current year period based on the arrangements under the above-mentioned settlement agreements between FibroGen China and AstraZeneca to settle certain historical items, which was unbilled receivables as of December 31, 2024;
•
Accrued interest expense related to sale of future revenues increased $5.7 million due to the interest expense of $6.1 million accrued, offset by the interest paid of $0.5 million during the period. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details; and
•
Inventory decreased $5.2 million primarily driven by lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China in late 2024. Inventory in China was part of the held-for-sale assets as of December 31, 2024 as discussed in Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements.

Net cash used in operating activities was $107.5 million for the nine months ended September 30, 2024 and consisted primarily of net loss of $65.6 million adjusted for non-operating cash items of $27.7 million, and a net decrease in operating assets and liabilities of $69.7 million. The significant non-operating cash items included stock-based compensation expense of $25.0 million. The significant items in the changes in operating assets and liabilities included the following:

•
Operating lease right-of-use assets decreased $66.0 million, operating lease liabilities, non-current decreased $65.8 million and operating lease liabilities, current decreased $12.8 million related to the operating lease termination of our corporate headquarters;
•
Prepaid expenses and other current assets increased $18.2 million, primarily due to the $24.8 million of unbilled receivables from Falikang based on the arrangements under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items, and the reimbursements from the insurance for the legal fees associated with the class action lawsuit, which is recoverable under our insurance policies;
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

Investing Activities

Investing activities primarily consist of net proceeds from divestiture, purchases of investments and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $87.1 million for the nine months ended September 30, 2025 and consisted primarily of $90.2 million net proceeds from the divestiture of FibroGen International on August 29, 2025, which included the $210.4 million of cash received at closing, net of the $120.2 million cash in China at the closing that were derecognized upon the divestiture; partially offset by $3.0 million cash used in purchases of available-for-sale securities.

Net cash provided by investing activities was $124.3 million for the nine months ended September 30, 2024 and consisted primarily of $132.2 million of proceeds from maturities of investments, partially offset by $8.6 million of cash used in purchases of available-for-sale securities.

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangements, proceeds from the issuance of our common stock, cash paid related to our senior secured term loan facilities, cash paid to shareholders and cash paid for payroll taxes on restricted stock unit releases.

Net cash used in financing activities was $86.0 million for the nine months ended September 30, 2025 and consisted primarily of $75.0 million of cash used to pay off our senior secured term loan facilities with MSTV and $5.5 million of cash paid for the related premium and fees associated with the early pay-off. See Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements for details. Net cash used in financing activities also included $5.4 million of cash paid to FibroGen Cayman’s minority shareholders during the third quarter of 2025. See Note 9, FibroGen Cayman Non-Controlling Interests, to the condensed consolidated financial statements for details.

Net cash used in financing activities was immaterial for the nine months ended September 30, 2024.

Material Cash Requirements

We generate revenue from commercial sales of roxadustat product in Japan and Europe. Even with these revenues, we anticipate that we will continue to generate losses for the foreseeable future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, debt financings, and equity financing. We expect to continue to incur significant research and development expenses to invest in our development programs and there is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other factors outlined under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, as well as unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Commitments and Contingencies

Contractual Obligations

As of September 30, 2025, we had outstanding total non-cancelable purchase obligations of $4.0 million for general purchases and other programs and $2.6 million for manufacture and supply of roxadustat, all of which are expected to be paid within the next 12 months. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Under the RIFA with NovaQuest, as of September 30, 2025, we had $65.0 million of liability related to sale of future revenues in the condensed consolidated balance sheets, $1.6 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a Payment Cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2025 compared with the disclosures in Part II, Item 7 of our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of September 30, 2025, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 11, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

SUMMARY RISK FACTORS

The success of FibroGen will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our positron emission tomography imaging agent FG-3180).*
•
Drug development and obtaining marketing authorization are very difficult endeavors, and we may ultimately be unable to obtain regulatory approval for our various product candidates in one or more jurisdictions and one or more indications.*
•
Preclinical, Phase 1, and Phase 2 clinical trial results may not be indicative of the results that may be obtained in larger clinical trials.
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

Risks Related to Our Reliance on Third Parties

•
If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate could suffer.*
•
If our preclinical and clinical trial contractors do not properly perform their agreed-upon obligations, we may not be able to obtain or may be delayed in receiving regulatory approvals for our product candidates.

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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

International Risks

•
Within the next year, we may face costs from the wind-up of the Cayman Subsidiary (as defined below), and may not receive some of the AZ Holdbacks (as defined below) related to the sale of FibroGen International and its subsidiaries.*
•
Changes in U.S. and China relations, as well as relations with other countries, and/or regulations may adversely impact our business.*
•
We depend on third party suppliers in China, and there are risks inherent to utilizing third party manufacturing facilities.*
•
There is a risk of manufacturing disruption due to geopolitical tensions in China and related to United States legislation impacting WuXi AppTec, Wuxi Biologics, and Wuxi XDC.*

RISK FACTORS

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our positron emission tomography (“PET”) imaging agent FG-3180).*

The future value drivers for FibroGen, Inc. (“FibroGen” or the “Company”) depend in large part on the continued commercial success of roxadustat in Europe and Japan, the potential of roxadustat anemia associated with lower-risk myelodysplastic syndromes (“MDS”), and the development of FG-3246 (in conjunction with our PET imaging agent FG-3180), which is in clinical development for metastatic castration-resistant prostate cancer (“mCRPC”).

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
•
failure or delay in approval of one of our clinical trial investigational new drug applications or protocol or protocol amendments (in particular, due to a government shutdown or other factor outside of our control);
•
failure by collaboration partners or other third parties such as clinical investigators to perform or complete their clinical programs in a timely manner, or at all; or
•
failure of data from investigator-sponsored clinical trials to meet GCP standards.

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

Risks Related to Our Reliance on Third Parties

If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate could suffer.*

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including University of California, San Francisco, for the continued development of FG-3246 (in conjunction with our PET biomarker). While we control development of FG-3246 up to the 4-year evaluation period, we will be doing so under our investigational new drug application that references Fortis’s investigational new drug application. If Fortis were unwilling to cooperate with development efforts, our ability to develop FG-3246 (in conjunction with our PET biomarker) could be delayed.

We have active collaboration agreements with respect to the development and commercialization of roxadustat with Astellas Pharma Inc. (“Astellas”).

Our current agreements with Astellas provide them with the right to terminate their agreements for convenience or for breach, either of which could have an adverse effect on our business and operations. Moreover, if Astellas, or any successor entity, were to determine that their collaborations with us are no longer a strategic priority, or if either of them or a successor were to reduce their level of commitment to their collaborations with us, our ability to profit from the commercialization of roxadustat could suffer.

For instance, the collaboration agreement between the Company and AstraZeneca, effective as of July 2013, for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated on February 25, 2024 as amended and restated on August 29, 2025 (except for South Korea). Our collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) culminated as a result of the completion of the sale of FibroGen International and its subsidiaries pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended on August 29, 2025 (the “Share Purchase Agreement”). This eliminates any additional potential milestones or other payments AstraZeneca could have made under the AstraZeneca U.S./RoW Agreement or the AstraZeneca China Agreement. And while we are now investigating new licensing opportunities for roxadustat, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

In addition, if our collaboration partners are unsuccessful in their commercialization efforts (particularly in Europe), our results will be negatively affected.

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

We currently rely, and expect to continue to rely, on third parties to conduct many aspects of our product manufacturing and distribution, and these third parties may terminate these agreements or not perform satisfactorily.*

We do not have our own operating manufacturing facilities at this time. We currently rely, and expect to continue to rely, on third parties to scale-up, manufacture and supply roxadustat and our other product candidates for drug product in Europe and other countries, and on our partner Astellas for drug product in Japan. We rely on third parties for distribution, including our collaboration partners and their vendors. Risks arising from our reliance on third-party manufacturers include:

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require employees to acknowledge ownership by us of inventions conceived as a result of employment from the point of conception and, to the extent necessary, perfect such ownership by assignment, and we require employees, consultants, advisors and third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure, use, or misappropriation or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we cannot prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not establish or maintain a competitive advantage in our market, which could materially and adversely affect our business and operations.

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

Third parties have challenged and may again challenge our patents and patent applications. In particular, patent challenges have been filed against our crystal form patents in Europe, and against our photostable formulations patent in Europe. In Europe, our European Patent No. 3470397 (the “`397 Patent”), which claims formulations comprising the commercial crystalline form of roxadustat was upheld in opposition, the opponents have appealed the decision in this case. Final resolution of these proceedings in Europe will take time and we cannot be assured that these patents will survive these proceedings as originally granted or at all.

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

The existence of counterfeit pharmaceutical products in pharmaceutical markets may compromise our brand and reputation and have a material adverse effect on our business, operations and prospects.*

Counterfeit products, including counterfeit pharmaceutical products, can be a significant problem. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals, and are often lower cost, lower quality, different potency, or have different ingredients or formulations, and have the potential to damage the reputation for quality and effectiveness of the genuine product. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, counterfeit products could be used in non-clinical or clinical studies, or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

Outside the U.S., laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR impose strict requirements for processing personal data, including health-related information. Specifically, under the EU GDPR, companies may face fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target customers in Asia and are subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information.

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

We are subject to laws and regulations governing corruption, which require us to maintain costly compliance programs.*

We must comply with a wide range of laws and regulations to prevent corruption, bribery, and other unethical business practices, including the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-bribery and anti-corruption laws in other countries. The implementation and maintenance of compliance programs can be costly and such programs may be difficult to enforce, particularly where reliance on third parties is required.

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

International Risks

Within the next year, we may face costs from the wind-up of the Cayman Subsidiary (as defined below), and may not receive some of the AZ Holdbacks (as defined below) related to the sale of FibroGen International and its subsidiaries.*

As disclosed in our Current Report on Form 8‑K filed in February 20, 2025, we agreed to two holdback amounts from the consideration paid by AstraZeneca Treasury Limited (the “AZ Holdbacks”) in connection with the sale of FibroGen International and its subsidiaries. The AZ Holdbacks were subject to specified conditions, potential set‑offs, indemnification claims, and dispute processes. While we received all of the $6.0 million holdback (plus an additional $0.4 million favorable net cash adjustment), we may not receive all of the $4.0 million remaining AZ holdback. We may not receive some of the second AZ Holdback, the amount may be reduced, and/or the timing of any release may be delayed, including due to claims or issues that are outside our control. In addition, there is a possibility that liabilities related to the sale of FibroGen International and its subsidiaries — such as post‑closing adjustments, taxes, third‑party or employee claims, product or commercial liabilities, compliance matters, or other indemnifiable losses—could exceed the AZ Holdback or fall outside its scope.

After the final AZ Holdback is received or finalized, we are planning on winding up FibroGen International (Cayman) Limited (the “Cayman Subsidiary”). The wind‑up involves legal, regulatory, tax, accounting, and administrative steps. The timing, cost, and outcome of these steps are uncertain and may be impacted by claims or demands from stakeholders, which could require us to establish or increase reserves, provide additional documentation, or engage in dispute resolution or litigation. Any of these issues could delay any further distributions to shareholders of the Cayman Subsidiary and require additional management attention.

Changes in U.S. and China relations, as well as relations with other countries, and/or regulations may adversely impact our business.*

The U.S. government, including the SEC, has made statements and taken certain actions that have led to changes to U.S. and international relations, and will impact companies with connections to China, including imposing several rounds of tariffs affecting certain products manufactured in China. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with connections to China. We have business operations in the U.S., and conduct contract manufacturing in both the U.S. and China. Any unfavorable government policies on cross-border relations and/or international trade, including tariffs, may affect the import of products and product components from China. While we have thus far imported products manufactured in China under exemptions from tariffs, if we are unable to do so in the future, the Company could encounter additional costs to supply our product and product candidates.

We depend on third party suppliers in China, and there are risks inherent to utilizing third-party manufacturing facilities.*

Our suppliers are obligated to comply with cGMP requirements but there can be no assurance that they will maintain all of the appropriate licenses required to manufacture our product candidates for clinical and commercial use. Our product suppliers must continually spend time, money and effort in production, record-keeping and quality assurance and appropriate controls in order to ensure that any products manufactured in their facilities meet applicable specifications and other requirements for product safety, efficacy and quality but there can be no assurance that their efforts will continue to be successful in meeting these requirements.

Manufacturing facilities in China are subject to periodic unannounced inspections by the National Medical Products Administration and other regulatory authorities. We expect to depend on these facilities for our product candidates, and we do not yet have a secondary source supplier for either roxadustat API. Consequently, we carry single source supplier risk for all countries we or our partners are selling in. Natural disasters or other unanticipated catastrophic events, including power interruptions, water shortages, storms, fires, pandemics, earthquakes, terrorist attacks, government appropriation of our facilities, and wars, could significantly impair our suppliers’ abilities to operate their manufacturing facilities. Certain equipment, records and other materials located in such facilities would be difficult to replace or would require substantial replacement lead-time that would impact our ability to successfully commercialize supply roxadustat API or other clinical products.

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

We may be subject to currency exchange rate fluctuations and currency exchange restrictions with respect to our partner’s operations in Japan and Europe, which could adversely affect our financial performance.*

Most of our and our partner’s product sales will occur in local currency and our operating results will be subject to volatility from currency exchange rate fluctuations. To date, we have not hedged against the risks associated with fluctuations in exchange rates and, therefore, exchange rate fluctuations could have an adverse impact on our future operating results. Changes in the value of the Euro or Yen against the U.S. dollar and other currencies are affected by, among other things, changes in political and economic conditions. Any significant currency exchange rate fluctuations may have a material adverse effect on our business and financial condition.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, potentially anemia in lower-risk MDS in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for mCRPC. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2024 and 2023 were $47.6 million and $284.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1.7 billion. As of September 30, 2025, we had capital resources from cash and cash equivalents of $118.0 million and long-term investments of $3.0 million. Despite the commercialization efforts of Astellas for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, due to the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. For example, in 2022 we entered into a Revenue Interest Financing Agreement (“RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”), which imposes certain performance and financial obligations on our business. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Our obligations under this financing transaction could have significant negative consequences for our shareholders, and our business, results of operations and financial condition by, among other things:

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

Our ability to comply with the above covenants may be affected by events beyond our control, and future breaches of any of the covenants could result in a default under the RIFA, or any future financing agreements. If not waived, future defaults could cause all of the outstanding indebtedness under either financing transaction to become immediately due and payable and NovaQuest could seek to enforce their security interest in assets that secure such indebtedness.

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

We are exposed to the risks associated with litigation, investigations, regulatory proceedings, and other legal matters, any of which could have a material adverse effect on us.*

We may in the future face legal, administrative and regulatory proceedings, claims, demands, investigations and/or other dispute-related matters involving, among other things, our products, product candidates, or other issues relating to our business as well as allegations of violation of U.S. and foreign laws and regulations relating to intellectual property, competition, securities, consumer protection, and the environment.

We cannot predict whether any particular legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, government enforcement actions, bars against serving as an officer or director, or civil or criminal proceedings against us or certain members of our senior management.

Legal proceedings, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our business, results of operations, financial condition, prospects, and stock price. In addition, such legal matters could negatively impact our reputation among our customers, collaboration partners or our shareholders. Furthermore, publicity surrounding legal proceedings, including regulatory investigations, even if resolved favorably for us, could result in additional legal proceedings or regulatory investigations, as well as damage to our reputation.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended September 30, 2025, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $5.16 per share to $19.30 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws of FibroGen, Inc.	8-K	001-36740	3.1	04/04/2025

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of FibroGen, Inc.	8-K	001-36740	3.1	06/12/2025

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Common Stock Purchase Agreement by and between FibroGen, Inc. and AstraZeneca AB, dated as of October 20, 2014.	S-1/A	333-199069	4.17	10/24/2014

10.1*†	Amendment No.2 to Second Amended and Restated Exclusive License Agreement, by and among Eluminex Biosciences (Suzhou) Limited, FibroGen, Inc., FibroGen International (Hong Kong) Limited, FibroGen (China) Medical Technology Development Co., Ltd., and Beijing Falikang Pharmaceutical Co., Ltd., dated as of August 5, 2025.	—	—	—	—

10.2*†	Termination Agreement, by and between, FibroGen, Inc. and AstraZeneca AB, effective as of February 25, 2024, as amended and restated on August 29, 2025.	—	—	—	—

10.3*†	Amendment to Share Purchase Agreement, by and among AstraZeneca Treasury Limited, FibroGen China Anemia Holdings, Ltd., and FibroGen, Inc., dated as of August 29, 2025.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	—	—	—	—

104	Cover Page formatted as inline XBRL and contained in Exhibits 101.	—	—	—	—

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

FibroGen, Inc.

Date: November 10, 2025	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ David DeLucia
David DeLucia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)