Form 10-K
period 2025-12-31
KYNTRA BIO, INC.
filed 2026-03-16
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-36740

KYNTRA BIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0357827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 Bay Street, Suite 100 #6009 San Francisco, CA	94133
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(415) 978-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	KYNB	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $21.0 million. Shares of common stock held by each executive officer and director have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 28, 2026 was 4,046,827.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) incorporate information by reference from the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than after 120 days after the end of the fiscal year covered by this Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements, which involve substantial risks and uncertainties. In this Annual Report, all statements other than statements of historical or present facts contained in this Annual Report, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical development and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, our intellectual property position, the potential safety, efficacy, reimbursement, convenience clinical and pharmaco-economic benefits of our product candidates, the potential markets for any of our product candidates, our ability to develop commercial functions, the closing of the sale of our roxadustat business in China, the potential for cash, cash equivalents and accounts receivable to fund Kyntra Bio’s operating plans, expectations regarding clinical trial data, our results of operations, cash needs, spending of the proceeds from our initial public offering, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

RISK FACTOR SUMMARY

The success of Kyntra Bio will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to the Development and Commercialization of Our Product Candidates

•
We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our PET (as defined below) imaging agent FG-3180).
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
•
We face substantial competition in the development and commercialization of product candidates.
•
Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

Risks Related to Our Reliance on Third Parties

•
If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate could suffer.
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

International Risks

•
Within the next year, we may face costs from the wind-up of the Cayman Subsidiary (as defined below), and may not receive some of the AZ Holdbacks (as defined below) related to the sale of FibroGen International and its subsidiaries.
•
Changes in U.S. and China relations, as well as relations with other countries, and/or regulations may adversely impact our business.
•
We depend on third party suppliers in China, and there are risks inherent to utilizing third party manufacturing facilities.
•
There is a risk of manufacturing disruption due to geopolitical tensions in China and related to U.S. legislation impacting WuXi AppTec, Wuxi Biologics, and Wuxi XDC.

PART I

ITEM 1. BUSINESS

OVERVIEW

Kyntra Bio, Inc. (“Kyntra Bio” or the “Company”) is a biopharmaceutical company focused on development of novel therapies at the frontiers of cancer biology and anemia.

In January 2026, the Company announced its rebranding from “FibroGen, Inc.” to “Kyntra Bio, Inc.”, representing the next step of its transformation and focus on oncology and associated rare disease indications. On January 8, 2026, the Company’s common stock began trading under the new Nasdaq symbol “KYNB.”

We are developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. We initiated a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory sub-study of FG-3180, in the third quarter of 2025.

We and our collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in Europe, Japan, the People’s Republic of China (“China”), and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On August 29, 2025, we closed the sale of our China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended (the “Share Purchase Agreement”) for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca AB (“AstraZeneca”) was our long-time commercialization partner for roxadustat in greater China. This sale included all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”).

Kyntra Bio has retained the rights to roxadustat in the United States of America (“U.S.”), Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas Pharma Inc. (“Astellas”). Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

We continue to advance our development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. We had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025 and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the patient inclusion criteria. We are starting preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We submitted the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden to the FDA in December 2025.

The FDA granted Roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

Commercial, Development and Research Programs

The following is an overview of our clinical, commercial, and research programs.

FG-3246 and FG-3180 in mCRPC

Disease Overview

Prostate cancer is the second most common malignancy in men, contributing significantly to male mortality rates. Approximately 13% of men will be diagnosed with prostate cancer at some point during their lifetime. In any given year, there are approximately 65,000 drug treatable mCRPC cases in the U.S. across the various lines of therapy, and 5-year survival in mCRPC is approximately 30%.

Current Standard of Care

Treatment choice in first and second line mCRPC significantly depends on patients’ prior treatments in the castration sensitive phase. Androgen receptor signaling inhibitors or androgen receptor pathway inhibitors (“ARSIs” / “ARPIs”, often used interchangeably) and chemotherapy are the preferred treatments in patients who have not been exposed to either in earlier lines of therapy. Most patients who previously progressed on an ARPI will subsequently receive chemotherapy. Switching to another ARPIs is another option for these patients but this approach is generally associated with suboptimal outcomes.

For the 25-30% of patients with homologous recombination repair mutation (“HRRm”), poly (ADP-ribose) polymerase PARP inhibitors are the standard of care for mCRPC patients.

The recent approval of prostate-specific membrane antigen (“PSMA”)-targeted radiopharmaceutical Pluvicto (lutetium Lu 177 vipivotide tetraxetan) in the post-ARPI and pre-chemotherapy setting has diversified treatment options in first and second line mCRPC for PSMA positive patients. Furthermore, PSMA-PET has been validated as standard of care diagnostic in prostate cancer, while LOCAMETZ or an approved PSMA-11 imaging agent are approved to select patients for treatment with Pluvicto.

Kyntra Bio is developing FG-3246 in the post-ARPI, pre-chemotherapy mCRPC setting. This is an area of high unmet need, where radiographic progression free survival is short: Approximately 5-6 months after switching to a different ARPI, approximately 8 months with chemotherapy, and 9.3 months with Pluvicto in PSMA-positive patients, who are considered appropriate to delay taxane-based chemotherapy. Novel mechanisms of action that extend survival are critical in this setting as well as biomarker driven treatment approaches. FG-3246 and the potential patient selection biomarker FG-3180 are being developed to address these unmet medical needs.

Phase 2 Monotherapy Clinical Trial of FG-3246 and FG-3180 for the Treatment of mCRPC

We are developing FG-3246 in mCRPC. FG-3246 is a potential first-in-class ADC targeting CD46, a novel epitope expressed on the surface of prostate and other cancer cells. In addition to CD46 being expressed at high levels in certain tumor types with limited expression in most normal tissues, CD46 is a cell receptor that induces internalization upon antibody binding, which makes it an ideal target for an ADC . The cytotoxic payload of FG-3246 is monomethyl auristatin E (“MMAE”), an anti-mitotic agent that has been utilized in four commercially approved ADC drugs.

We are actively enrolling our Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of patients with mCRPC in the post-ARPI and pre-chemotherapy setting, with interim results expected in the second half of 2026.

The trial is also assessing the diagnostic and predictive performance of FG-3180, a companion PET imaging agent, which shares the same CD46-targeted antibody used in FG-3246. The ability of FG-3180 to identify mCRPC lesions and predict response to FG-3246 is being evaluated.

Our ongoing Phase 2 monotherapy trial (NCT06842498) is a randomized, open label, dose optimization trial designed to evaluate the safety, efficacy, tolerability, and pharmacokinetics (PK) of FG-3246 for the treatment of patients with mCRPC who have progressed following ARPI treatment and who have not received chemotherapy for their mCRPC. The trial is scheduled to enroll 75 patients who will be randomized 1:1:1 to receive either 1.8, 2.4 or 2.7 mg/kg AJBW of FG-3246. The primary endpoint of the trial is the determination of the optimal dose for the Phase 3 trial based on efficacy, safety, and PK parameters. Secondary endpoints include radiographic progression-free survival (“rPFS”), prostate-specific antigen (“PSA”) 50 response, and PSA90 response. An interim analysis is currently planned once 12 patients enrolled in each of the three dose arms have completed 12 weeks on study or discontinued and is anticipated in the second half of 2026.

An exploratory sub-study will evaluate FG-3180, a companion PET imaging agent, as a diagnostic radiopharmaceutical. All patients deemed eligible for participation in the Phase 2 trial will participate in the sub-study evaluating FG-3180 prior to randomization.

Prior Studies of FG-3246 and FG-3180 for the Treatment of mCRPC

In March 2025, Kyntra Bio announced the peer-reviewed publication titled “A Phase 1, First-in-Human Study of FOR46 (FG-3246), an Immune-Modulating Antibody-Drug Conjugate Targeting CD46, in Patients with Metastatic Castration Resistant Prostate Cancer” in the Journal of Clinical Oncology. The manuscript included the complete results from the Fortis Therapeutics, Inc. (“Fortis”)-sponsored Phase 1 study of FG-3246 in heavily-pretreated, biomarker un-selected patients with mCRPC. Key efficacy highlights observed in the RECIST-evaluable set of 25 patients include: (1) confirmed objective response rate was 20% with median duration of response of 7.5 months, (2) all objective responses observed at a starting dose of 2.7 mg/kg or higher, and (3) disease control rate was 80% with duration of treatment exceeding 24 weeks in 12 patients (48%); (4) PSA50 response rate of 36% in 39 evaluable patients (of eight evaluable patients who received docetaxel in the castration-sensitive setting, four (50%) achieved a confirmed PSA50 response); (5) median radiographic progression-free survival of 8.7 months in all 40 subjects in the efficacy analysis set; (6) of 15 evaluable baseline tumors, 12 (80%) were positive for CD46 expression by immunohistochemistry; and (7) FG-3246 responders were found to have a significantly higher frequency of effector T cells and lower frequency of immunosuppressive myeloid cells.

In February 2026, the University of California, San Francisco (“UCSF”) presented positive results from the investigator-sponsored Phase 1b/2 study of FG-3246 in combination with enzalutamide in patients with mCRPC at the 2026 American Society of Clinical Oncology Genitourinary Cancers Symposium (ASCO GU). The presentation includes data from 44 biomarker unselected patients with progressive mCRPC, 17 of which were enrolled in the Phase 1b dose escalation portion of the study with 27 enrolled in the dose expansion phase of the study. Eligibility criteria for the trial included patients who progressed on at least one prior ARPI while patients who were treated with prior chemotherapy in the castration-resistant setting were excluded. Over 60% of the patients progressed on two or more prior ARPIs prior to enrollment, which included prior enzalutamide treatment. The primary endpoint of the escalation phase was assessment of dose-limiting toxicities (“DLT”) and determination of the maximum tolerated dose and recommended dose for the Phase 2 portion of the study – which was determined to be 2.1 mg/kg of FG-3246 and 160mg/day of enzalutamide. The primary endpoint of the Phase 2 expansion portion of the study was composite response rate (PSA50 response and/or objective response per RECIST v1.1). Secondary endpoints were PSA50 response rate, objective response rate, rPFS, overall survival, and treatment-related adverse events (“TRAEs”).

FG-3246 combined with enzalutamide demonstrated anti-tumor activity with a composite response rate of 21% in the overall cohort and 40% in patients who had progressed on only one prior ARPI. Median rPFS of 7.0 months was observed in the overall cohort. Notably, median rPFS of 10.1 months was observed in patients who had progressed on only one prior ARPI, a result which was consistent across the different prior ARPIs administered.

Additionally, in an exploratory analysis, tumor uptake of FG-3180 (our CD46-targeting PET imaging agent) was numerically associated with PSA50 response (nominal p=0.053), highlighting its potential as a biomarker for patient selection.

Combination therapy of FG-3246 and enzalutamide demonstrated a similar safety profile as was observed in the previous Phase 1 monotherapy trial of FG-3246. Neutropenia risk was successfully mitigated with use of granulocyte colony-stimulating factor (“G-CSF”) prophylaxis.

The most frequent TRAEs with the combination therapy included fatigue, peripheral neuropathy, anorexia, and dysgeusia. Cumulative toxicities, including peripheral neuropathy, led to treatment discontinuation for some patients.

ROXADUSTAT IN ANEMIA ASSOCIATED WITH MDS

Disease Overview

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

Limitations of the Current Standard of Care for Anemia in MDS

Stem cell transplantation is the only potentially curative therapy for MDS, but it is not feasible in most patients due to their advanced age and frailty. The high rate of severe anemia leaves recurring red blood cell (“RBC”) transfusions as the mainstay of care in MDS patients. Transfusion can result in direct organ damage through transfusional iron overload. Transfusion-dependent MDS patients suffer higher rates of cardiac events, infections, and transformation to acute leukemia, a decreased overall survival rate when compared with non-transfused patients with MDS, and decreased survival compared to an age-matched elderly population. Patients receiving RBC transfusions may require an iron chelator in order to address toxic elements of iron overload such as lipid peroxidation and cell membrane, protein, DNA, and organ damage.

Lower-risk MDS patients represent approximately 77% of the total diagnosed MDS population. National Comprehensive Cancer Network guidelines recommend the use of ESAs, luspatercept and imetelstat in lower risk MDS patients, depending on patients’ treatment history, serum erythropoietin (“EPO”) levels and ring sideroblast status.

Currently available treatment options are effective in only ~50% patients, are challenging to dose-calibrate and can only be administered via subcutaneous injection or through IV infusion. New strategies that provide durable response and the convenience of oral administration are highly desired in managing patients with lower-risk MDS.

Market Opportunity for Roxadustat in MDS

We believe there is a significant need for a safe and convenient option to address anemia in patients with lower-risk MDS that is effective agnostic of ring sideroblast status. Roxadustat, our orally administered small molecule hypoxia-inducible factor prolyl hydroxylase inhibitor, stimulates the body’s natural mechanism of RBC production and iron hemostasis based on cellular-level oxygen-sensing and iron-regulation mechanisms. Unlike ESAs which are limited to providing exogenous EPO, roxadustat activates a coordinated erythropoietic response in the body that includes the stimulation of RBC progenitors, an increase in the body’s production of endogenous EPO, and an increase in iron availability for hemoglobin synthesis, which we believe is important in a broad range of lower-risk MDS patients. Moreover, in anemia of CKD, roxadustat has demonstrated the ability in clinical trials to increase and maintain hemoglobin levels in the presence of inflammation as measured by C-reactive protein (“CRP”), where ESAs have shown limited effect. We believe that roxadustat has the potential to replicate this result in lower-risk MDS anemia patients, where it is not uncommon for patients to present with autoimmune and inflammatory conditions.

According to Grand View Research, the global MDS market was estimated at approximately $3 billion in 2023 and is projected to reach approximately $5 billion by 2030 (approximately 9% CAGR from 2024 to 2030), attributed primarily to the rise in novel therapeutics.

Roxadustat in MDS Clinical Trials

Kyntra Bio maintains its rights to roxadustat in the U.S., Canada, Mexico and in all markets not licensed to Astellas or held by AstraZeneca.

We had a positive Type-C meeting with the FDA in July 2025, and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the patient inclusion criteria.

We are advancing preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We submitted the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden to the FDA in December 2025.

The FDA granted Roxadustat Orphan Drug Designation for the treatment of MDS in December 2025. If roxadustat is approved for lower-risk MDS, Orphan Drug Designation would provide seven years regulatory exclusivity for roxadustat in lower-risk MDS in the U.S., along with additional economic and other benefits associated with the Orphan Drug Designation.

The Phase 3 trial is planned to assess the safety and efficacy of roxadustat in a randomized, double-blind, placebo-controlled design in approximately 200 patients with lower-risk MDS. Alignment was reached with the FDA on the patient population (patients requiring ≥ 4 RBC units in two consecutive 8-week periods prior to randomization, who are refractory to, intolerant to, or ineligible for prior erythropoiesis-stimulating agents (ESA) therapy), dose regimen, as well as management of potential thrombotic risk through eligibility, dose modification and discontinuation criteria. For the primary endpoint of RBC transfusion independence, the Company is considering independence over either an 8-week period or 16-week period.

Phase 2/3 Clinical Trial in MDS

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

Roxadustat in Anemia of CKD

We and our collaboration partners developed roxadustat (爱瑞卓®️, EVRENZOTM), which is currently approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in CKD patients on dialysis and not on dialysis.

China – Roxadustat Commercial Program

On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement for a total consideration of $220.4 million, comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. This sale included all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang.

U.S., Europe, Japan and Rest of World - Roxadustat Program

Kyntra Bio has retained the rights to roxadustat in the U.S., Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas.

Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

COLLABORATIONS

Collaboration Partnerships for Roxadustat

Our revenue to date has been generated primarily from our collaboration agreements with Astellas and AstraZeneca for the development and commercialization of roxadustat. For the years ended December 31, 2025 and 2024, our revenue for continuing operations was substantially related to our collaboration agreements.

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

AstraZeneca

On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca was our long-time commercialization partner for roxadustat in greater China. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang.

Upon the closing, we assigned to AstraZeneca Treasury Limited all rights to roxadustat in China, Hong Kong, and Macao, including rights to manufacture, develop, distribute, and commercialize roxadustat.

Kyntra Bio has retained the rights to roxadustat in the U.S., Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas. Roxadustat is not approved for commercialization in any indication in the U.S., Canada, or Mexico. Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

Our collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated (except South Korea) on February 25, 2024, as amended and restated on August 29, 2025.

Additional Information Related to Collaboration Agreements

Additional information related to our collaboration agreements is set forth in Item 7 of this Annual Report, and Note 4, Collaboration Agreements, License Agreement and Revenues, to our consolidated financial statements under Item 8 of this Annual Report. Information about collaboration partners that accounted for more than 10% of our total revenue for the last two fiscal years is set forth in Note 15, Segment and Geographic Information, to our consolidated financial statements under Item 8 of this Annual Report.

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

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement, Kyntra Bio has exclusively licensed FG-3246 and will control and fund future research and development, including a Phase 2 clinical study sponsored by Kyntra Bio, and manufacturing of FG-3246 during the option period (which ends on December 31, 2027). As part of the clinical development strategy, we will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection.

If we exercise the option to acquire Fortis, we will pay Fortis $80.0 million, and thereafter, Fortis would be eligible to receive from Kyntra Bio up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If we acquire Fortis, we would also be responsible to pay UCSF, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the collaboration. If Kyntra Bio chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

STRATEGIC FINANCING AGREEMENTS

In November 2022, we entered into a revenue interest financing agreement (the “RIFA”) with NQ Project Phoebus, L.P. (“NovaQuest”) with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories.

Pursuant to the RIFA, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 9, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

On August 29, 2025, we repaid our term loan facility with Morgan Stanley Tactical Value that was entered into in April 2023. For additional details about this financing transaction, see Note 8, Senior Secured Term Loan Facilities, to the consolidated financial statements.

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

Roxadustat

Roxadustat is a small-molecule drug manufactured from generally available commercial starting materials and chemical technologies and multi-purpose equipment available from many third-party contract manufacturers. We have entered into commercial supply arrangements with Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”) and Catalent Pharma Solutions, LLC (“Catalent”) as our primary manufacturers of roxadustat drug substance (also known as active pharmaceutical ingredient (“API”)) and roxadustat drug product, respectively. WuXi STA is located in China and currently supplies our API globally. WuXi STA has passed inspections by several regulatory agencies, including the FDA and NMPA, and is Current Good Manufacturing Practice (“cGMP”) compliant. Catalent is located in the U.S. and supplies our drug product tablets globally except for Japan, where they are manufactured by Astellas. Catalent has passed several regulatory inspections, including by the FDA, and manufactures commercial products for other clients.

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

The CCPA, EU GDPR, and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.

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

Healthcare Reform and Pricing Pressure

Healthcare reform and cost-containment measures in the United States and abroad could affect the coverage, pricing, reimbursement and commercial potential of any product candidates for which we obtain marketing approval. In the U.S., federal and state lawmakers, regulators and payors continue to focus on drug pricing, reimbursement, transparency and patient access, and may adopt or expand measures that reduce reimbursement, impose manufacturer discounts or rebates, or otherwise limit the prices we may charge for our products.

The U.S. healthcare environment has already been affected by major legislation, including the Affordable Care Act and the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act established Medicare drug price negotiation for selected products, inflation-based rebate obligations, and a redesign of the Medicare Part D benefit, including a manufacturer discount program that became effective January 1, 2025. In addition, the first negotiated Medicare prices became effective on January 1, 2026. These and other current or future healthcare reform measures may reduce the commercial opportunity for our products, increase our compliance burdens, or otherwise adversely affect our business, financial condition and results of operations.

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

Supplemental Protection Certificates (SPCs) are pending or have been granted in European Union member states, where roxadustat has been granted marketing approval, on our European Patent No. 3470397 (the “`397 Patent”), which claims formulations comprising the commercial crystalline form of roxadustat, thereby extending patent protection to 2036. The `397 Patent was upheld in opposition and at the subsequent appeal. Patent term extensions (PTEs) have also been granted for several roxadustat-related patents in Japan, where roxadustat has been granted marketing approval, including on composition-of-matter and crystal form patents extending patent protection to 2029 and 2035, respectively.

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

In-Licenses

Fortis Therapeutics / UCSF

Effective May 5, 2023, we entered into an Evaluation Agreement with Fortis Therapeutics, Inc., under which the Company was granted an exclusive license to certain Fortis intellectual property (IP) and additional IP in-licensed by Fortis from UCSF for the purpose of performing evaluation activities associated with use of FG-3246/FOR46 particularly for treatment of mCRPC. The IP includes know-how, patents, and patent applications related to FG-3246 composition-of-matter and variants thereof, anti-CD46 antibodies and immunoconjugates made therefrom, and formulations, dosing regimens, and uses thereof. Composition-of-matter patents for FG-3246 are due to expire in 2035, and formulation and dosing regimen patents are due to expire in 2041, in each case exclusive of any patent term extension or adjustment that may be available.

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

Unless terminated according to terms in the Evaluation Agreement, the term of the license is subject to an Option Agreement and Plan of Merger by and between the Company, Fortis Therapeutics, and Shareholder Representative Services LLC dated May 5, 2023. If we exercise the option to acquire Fortis, we will pay Fortis $80.0 million, and thereafter, Fortis would be eligible to receive from the Company up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If we acquire Fortis, we would also be responsible to pay UCSF, an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the collaboration. If the Company chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

On March 28, 2025, the Company and Fortis entered into amendments and modified the option exercise deadline to December 31, 2027.

HUMAN RESOURCES

We had 34 employees in the U.S. as of December 31, 2025. None of our U.S. employees are represented by a labor union. None of our employees have entered into a collective agreement with us.

We are highly committed to building a diverse, dedicated, and impassioned team to deliver innovative therapies to patients facing serious unmet medical needs. Our core values of excellence, respect for people, integrity, and empowerment are fundamental to how we attract, grow, engage, and retain our people.

In September 2025, we conducted a modified company-wide engagement survey to assess employee sentiment following our reduction in force. Overall, we had a 100% participation rate. Further, in an independent diversity, equity, and inclusion survey, positive employee sentiment about our progress in nurturing a culture of diversity, equity, belonging and inclusion increased to 96% in 2025 compared to 86% in 2024.

The biotechnology industry is an extremely competitive labor market and recruiting and retaining employees is critical to the continued success of our business. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, commercialization, and administrative activities.

We consistently review and evaluate our people practices to ensure that we attract, develop and retain a diverse, engaged and talented workforce. Our offerings include competitive, innovative and equitable pay practices, comprehensive health and wellness benefits, retirement and life insurance offerings, and offer fully remote work arrangements. In addition to annual compliance training on harassment prevention, our Code of Conduct, Anti-Bribery and data privacy, our employees are offered tuition reimbursement eligibility.

Ensuring diversity in our workforce begins with role modeling and striving for diversity in senior management. On our Board of Directors, 1 of 5 members (20%) is female. Further, 1 of 5 members (20%) identifies as Asian ethnicity. Notably, our U.S. workforce is 45% female. Our U.S. employees that self-report ethnicity are 48% Asian, Hispanic or Black.

In 2023, we performed an environmental, social, and governance (“ESG”) assessment of our operations, finding that we accomplished most of our ESG goals, including adopting a policy to increase patient diversity in clinical trials. In 2024, we adopted a cybersecurity incidence response policy and committee charter, and approved a 2024 Equity Incentive Plan.

AVAILABLE INFORMATION

Our internet website address is www.kyntrabio.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report.

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

CORPORATE INFORMATION

Our mailing address is at 350 Bay Street, Suite 100, #6009, San Francisco, California 94133 and our telephone number is (415) 978-1200. Our website address is www.kyntrabio.com. The information contained on our website is not incorporated by reference herein.

“Kyntra Bio,” the Kyntra Bio logo and other trademarks or service marks of Kyntra Bio, Inc. appearing in this Annual Report are the property of Kyntra Bio, Inc.. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we deem immaterial may also impair our business operations.

Risks Related to the Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead products roxadustat and FG-3246 (in conjunction with our PET (as defined below) imaging agent FG-3180).

The future value drivers for Kyntra Bio, Inc. (“Kyntra Bio” or the “Company”) depend in large part on the continued commercial success of roxadustat in Europe and Japan, the potential of roxadustat for anemia associated with lower-risk myelodysplastic syndromes (“MDS”), and the development of FG-3246 (in conjunction with our positron emission tomography (“PET”) imaging agent FG-3180), which is in clinical development for metastatic castration-resistant prostate cancer (“mCRPC”).

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

The drug development and approval processes are expensive and require substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partner for roxadustat has final control over development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that delay or limit the potential approval of roxadustat or increase the cost of development or commercialization. Accordingly, we may be unable to successfully develop or commercialize any of our other product candidates in one or more indications and jurisdictions.

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

When we have an investigator-sponsored trial, we would have to rely on sponsor’s data generated independently under sponsor’s institutional practices. As a result, there is an additional risk that results may differ in future trials run by Kyntra Bio as the sponsor.

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

Kyntra Bio may also elect to transition its manufacturing responsibilities to another party. There may be risks underlying this manufacturing transition, as well as new risks that may emerge after the new organization takes over manufacturing, if that were to happen.

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

We face substantial competition in the development and commercialization of product candidates.

The development and commercialization of new pharmaceutical products is highly competitive. Our future success depends on our ability and/or the ability of our collaboration partners to achieve and maintain a competitive advantage with respect to the development and commercialization of our product candidates. Our objective is to develop and commercialize new products with superior efficacy, convenience, tolerability, and safety.

We expect that in many cases, the products that we commercialize will compete with existing marketed products of companies that have large, established commercial organizations.

In addition, we will likely face competition from other companies developing products in the same diseases or indications in which we are developing or commercializing products, particularly for the prostate cancer market. We will also face competition for patient recruitment and enrollment for clinical trials.

The success of any or all of these potential competitive products may negatively impact the development and potential for success of our products.

Moreover, many of our competitors have significantly greater resources than we do. Large pharmaceutical companies have extensive experience, greater scale, and efficiency, in clinical testing, obtaining regulatory approvals, recruiting patients, manufacturing pharmaceutical products, and commercialization. If our collaboration partners and Kyntra Bio are not able to compete effectively against existing and potential competitors, our business and financial condition may be materially and adversely affected.

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

Risks Related to Our Reliance on Third Parties

If our collaborations were terminated or if our partners were unwilling or unable to contribute or participate in the collaborations, our ability to successfully develop and commercialize the relevant product candidate could suffer.

We have entered into an Evaluation Agreement with Fortis Therapeutics, Inc. (“Fortis”) under which we rely, in part, on Fortis and its development partners, including University of California, San Francisco, for the continued development of FG-3246 (in conjunction with our PET biomarker). While we control development of FG-3246 for the evaluation period, we will be doing so under our investigational new drug application that references Fortis’s investigational new drug application. If Fortis were unwilling to cooperate with development efforts, our ability to develop FG-3246 (in conjunction with our PET biomarker) could be delayed.

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
•
potential regulatory actions taken against one of our contract manufacturers for failure to adhere to GMP;
•
disruptions to the operations of our third-party manufacturers, distributors or suppliers unrelated to our product, including the merger, acquisition, or bankruptcy of a manufacturer or supplier or a catastrophic event, affecting our manufacturers, distributors or suppliers; and
•
inability for Kyntra Bio to meet timing and volume obligations to Astellas or other partners due to insufficient resources.

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

If any third-party manufacturers terminate their engagements with us or fail to perform as agreed, we may be required to identify, qualify, and contract with replacement manufacturers (including entering into technical transfer agreements to share know-how), which process may result in significant costs and delays to our development and commercialization programs. Furthermore, premature termination of third-party manufacturers may result in additional cost burden for Kyntra Bio.

We may have shortfalls, delays, or excesses in manufacturing.

Our product candidates and any products that we may develop may compete with other product candidates and products for access and prioritization to manufacture. Certain third-party manufacturers may be contractually prohibited from manufacturing our product due to non-compete agreements with our competitors or a commitment to grant another party priority relative to our products. There are a limited number of third-party manufacturers that operate under cGMP and that might be capable of manufacturing to meet our requirements. Due to the limited number of third-party manufacturers with the contractual freedom, expertise, required regulatory approvals and facilities to manufacture our products on a commercial scale, identifying and qualifying a replacement third-party manufacturer would be expensive and time-consuming and may cause delay or interruptions in the production of our product candidates or products, which in turn may delay, prevent or impair our development and commercialization efforts. We also carry the risk that we may need to pay termination fees to other manufacturers in the event that we have to manufacture lower volumes or not at all depending on the results of our clinical trials. We may be subject to payments to other third-party manufacturers to cover portions or all of the committed manufacturing campaigns even if we do not need the material for clinical or commercial usage. In addition, third-party manufacturers tend to change their upfront fees or postponement/cancelation fees over time or upon initiation of additional contracts, and this may lead to unanticipated financial loss for Kyntra Bio.

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

In addition, certain collaboration partners are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations that we have in place with them. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

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

We are utilizing artificial intelligence (“AI”) within our IT platforms and services. However, our competitors might integrate AI faster or more effectively than us, which could put us at a disadvantage. Additionally, if AI helps create content, analyses, or recommendations that turn out to be flawed or biased, or even just perceived that way, it could hurt our business and financial health. AI can also lead to cybersecurity issues, potentially exposing personal data of users. Such incidents could damage our reputation and affect our performance. As AI technology rapidly evolves, and with the possibility of new regulations, we may need additional resources to ensure we use AI responsibly and ethically to avoid unforeseen negative consequences. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

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

International Risks

Within the next year, we may face costs from the wind-up of the Cayman Subsidiary (as defined below), and may not receive some of the AZ Holdbacks (as defined below) related to the sale of FibroGen International and its subsidiaries.

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

We depend on third party suppliers in China, and there are risks inherent to utilizing third-party manufacturing facilities.

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

There is a risk of manufacturing disruption due to geopolitical tensions in China and related to U.S. legislation impacting WuXi AppTec, WuXi Biologics, and WuXi XDC.

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

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in lower-risk MDS in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for mCRPC. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our loss from continuing operations were $58.2 million and $153.1 million for the year ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.7 billion. As of December 31, 2025, we had capital resources from cash and cash equivalents of $47.9 million and short-term and long-term investments of $61.3 million. Despite the commercialization efforts of Astellas for roxadustat for the treatment of anemia caused by CKD, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, due to the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. For example, in 2022 we entered into a revenue interest financing agreement (the “RIFA”) with NQ Project Phoebus, L.P. (“NovaQuest”), which imposes certain performance and financial obligations on our business. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

For additional details about this financing transaction, see Note 9, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

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

Legal proceedings, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our business, results of operations, financial condition, prospects, and stock price. Such costs may include indemnification for proceedings against our current or former officers, and there is one ongoing proceeding against a former officer where costs could be material but are uncertain at this time. In addition, such legal matters could negatively impact our reputation among our customers, collaboration partners or our shareholders. Furthermore, publicity surrounding legal proceedings, including regulatory investigations, even if resolved favorably for us, could result in additional legal proceedings or regulatory investigations, as well as damage to our reputation.

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

Applicable data privacy and security obligations may require us to file timely public reports and notify relevant stakeholders, such as governmental authorities, partners, and affected individuals, of security incidents. Such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended December 31, 2025, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $5.16 per share to $19.30 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

Public companies are facing increasing attention from stakeholders relating to environmental, social and governance matters, including corporate governance, executive compensation, environmental stewardship, social responsibility, and diversity and inclusion. Key stakeholders may advocate for enhanced environmental, social and governance disclosures or policies or may request that we make corporate governance changes or engage in certain corporate actions that we believe are not currently in the best interest of Kyntra Bio or our stockholders. Responding to challenges from stockholders, such as proxy contests or media campaigns, could be costly and time consuming and could have an adverse effect on our reputation, which could have an adverse effect on our business and operational results, and could cause the market price of our common stock to decline or experience volatility.

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

Our Audit Committee of the Board of Directors has the responsibility to review and discuss with management the Company’s guidelines, policies, and governance with respect to financial risk exposures and ERM (including with respect to cybersecurity) and to regularly report to the full Board. Our Audit Committee also oversees our internal audit department and management’s internal controls over financial reporting, including with respect to cybersecurity. Our Audit Committee receives regular presentations and reports on cybersecurity risks, progress on continued updates to the Company’s cybersecurity procedures, as well as is made aware, on a timely basis, of any cybersecurity incidents deemed significant enough to be raised to their attention by management, as well as ongoing updates regarding any such incident until it has been remediated.

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

ITEM 2. PROPERTIES

We do not own or lease any physical properties. We currently operate in a fully remote environment, which we believe, combined with contracted services, is sufficient for our operations.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any legal proceedings in our consolidated balance sheet as of December 31, 2025, as we could not predict the ultimate outcome of these matters, or reasonably estimate any possible loss or range of loss. For a discussion of our legal proceedings, refer to Note 11, Commitments and Contingencies, to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market (“Nasdaq”) since November 14, 2014, formerly under the symbol “FGEN.” On January 8, 2026, the Company’s common stock began trading under the new trading symbol “KYNB” following the name change of the Company from “FibroGen, Inc.” to “Kyntra Bio, Inc.” Prior to our initial public offering, there was no public market for our common stock.

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

Stockholders

As of February 28, 2026, there were 80 registered stockholders of record for our common stock. This number of registered stockholders does not include stockholders whose shares are held in street names by brokers and other nominees, or may be held in trust by other entities. Therefore, the actual number of stockholders is greater than this number of registered stockholders of record.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, international operations and product candidates, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements” and ““Risk Factors” sections of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless noted otherwise, this management’s discussion and analysis relates solely to our continuing operations and does not reflect the operations results of FibroGen International (defined below), which is reflected as discontinued operations in our Consolidated Financial Statements.

BUSINESS OVERVIEW

Kyntra Bio, Inc. (“Kyntra Bio” or “we”) is a biopharmaceutical company focused on development of novel therapies at the frontiers of cancer biology and anemia.

In January 2026, we announced our rebranding from “FibroGen, Inc.” to “Kyntra Bio, Inc.”, representing the next step of its transformation and focus on oncology and associated rare disease indications. On January 8, 2026, our common stock began trading under the new Nasdaq symbol “KYNB.”

We are developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. We initiated a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory sub-study of FG-3180, in the third quarter of 2025.

We and our collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in Europe, Japan, the People’s Republic of China (“China”), and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On August 29, 2025, we closed the sale of our China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the share purchase agreement entered into with AstraZeneca Treasury Limited on February 20, 2025, as amended (the “Share Purchase Agreement”) for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca AB (“AstraZeneca”) was our long-time commercialization partner for roxadustat in greater China. This sale included all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd. (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”).

Kyntra Bio has retained the rights to roxadustat in the United States of America (“U.S.”), Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas Pharma Inc. (“Astellas”). Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

We continue to advance our development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. We had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025 and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the patient inclusion criteria. We are starting preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We submitted the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden to the FDA in December 2025.

The FDA granted Roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

Financial Highlights

	Years Ended December 31,
	2025	2024
	(in thousands, except for per share data)
Result of Operations
Revenue	$6,440	$29,621
Operating costs and expenses	52,335	180,037
Loss from continuing operations	(58,204)	(153,098)
Loss from continuing operations per share - basic and diluted	$(14.40)	$(38.26)

	December 31, 2025	December 31, 2024
	(in thousands)
Balance Sheet
Cash and cash equivalents	$47,872	$50,482
Short-term investments	41,106	—
Accounts receivable	216	481
Long-term investments	$20,160	$—

Our revenue for the year ended December 31, 2025 primarily included $5.8 million of drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas.

As comparison, our revenue for the year ended December 31, 2024 primarily included the revenues recognized related to the following:

•
$25.7 million cumulative catch-up net adjustment in the drug product revenue, as a result of terminating the AstraZeneca U.S./RoW Agreement (as defined below), effective as of February 25, 2024 as amended and restated on August 29, 2025 (“AstraZeneca Termination and Transition Agreement”), with the exception of South Korea.
•
$2.0 million of drug product revenue related to API deliveries to Astellas; and
•
$1.8 million of development revenue recognized under our collaboration agreements with our partners Astellas and AstraZeneca.

Total operating costs and expenses decreased $127.7 million for the year ended December 31, 2025 compared to the prior year as a result of the net effect of the following:

•
$25.8 million lower employee-related expenses primarily due to the impact from reduction in force actions in August 2024 and July 2023, and cost control efforts;
•
$23.8 million lower facilities-related expenses due to cost control efforts and lower depreciation expense as certain property and equipment reached their useful lives in prior year period, offset by the loss on disposal of property and equipment associated with efforts to streamline operations;
•
$18.9 million restructuring charge related to the reduction in force plan in August 2024 recorded in prior year, which did not recur in 2025;
•
$17.1 million lower stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount;
•
$16.9 million lower clinical trial expenses primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
$15.0 million cost of goods sold corresponding to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement in 2024 related to the AstraZeneca U.S./RoW Agreement (as defined below), which did not recur in 2025; and
•
$8.0 million lower drug development expenses associated with drug substance activities and logistic expenses related to pamrevlumab programs which were completed and terminated.

Our research and development expenses were $23.5 million and $95.7 million for the years ended December 31, 2025 and 2024, respectively. Since inception and through December 31, 2025, we have incurred a total of approximately $3.3 billion in research and development expenses, a majority of which relates to the development of roxadustat, pamrevlumab, FG-3246 and other hypoxia-inducible factor prolyl hydroxylase inhibitors. We expect to incur significant expenses and operating losses over at least the next few years as we continue to make investments in research and development to advance our current product candidate portfolio. We consider the active management and development of our clinical pipeline to be particularly crucial to our long-term success. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming. We implemented cost reduction efforts in 2024 in connection with our efforts to streamline operations to align with our business goals. As a result, operating expenses have decreased and may continue to decrease in certain areas over time.

During the year ended December 31, 2025, we had a loss from continuing operations of $58.2 million or loss from continuing operations per basic and diluted share of $14.40, as compared to a loss from continuing operations of $153.1 million, or loss from continuing operations per basic and diluted share of $38.26 for the prior year, primarily due to a decrease in operating costs and expenses, offset by a decrease in revenues.

Consolidated cash and cash equivalents, investments and accounts receivable totaled $109.4 million at December 31, 2025, an increase of $58.4 million from December 31, 2024. Upon the the close of our sale of FibroGen International to AstraZeneca Treasury Limited during the third quarter of 2025, we accessed the entirety of our cash and cash equivalents held in China. For additional details, refer to Note 3, Discontinued Operations and Divestiture, to the consolidated financial statement, and the Liquidity and Capital Resources section below. Comparatively, consolidated cash and cash equivalents and accounts receivable for both continuing operations and discontinued operations totaled $121.1 million at December 31, 2024.

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 4, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount for upfront payments and milestone payments received through December 31, 2025 totals $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $0.8 million and $(2.9) million for the years ended December 31, 2025 and 2024, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from us in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $5.1 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively.

AstraZeneca

In July 2013, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in the U.S. and all territories except for China and those territories previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”). In 2020, we entered into a Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (the “AstraZeneca Master Supply Agreement”) to define general forecast, order, supply and payment terms for AstraZeneca to purchase roxadustat bulk drug product from Kyntra Bio in support of commercial supplies.

In February 2024, we entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement with AstraZeneca, as amended and restated on August 29, 2025. Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to us, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on Kyntra Bio’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue Kyntra Bio receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties. The aggregate amount of consideration for milestone and upfront payments received under the AstraZeneca U.S./RoW Agreement through the termination totaled $439.0 million. In addition, resulting from the AstraZeneca Termination and Transition Agreement, Kyntra Bio and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, we recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue.

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). The aggregate amount for upfront payments and milestone payments received through December 31, 2025 totals $81.2 million.

On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement. For additional details, refer to Note 3, Discontinued Operations and Divestiture, to the consolidated financial statements.

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

We accounted for our investment in Falikang under the equity method, and Falikang was not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, was included in the discontinued operations in the consolidated statement of operations, and the investment in unconsolidated subsidiary is included the held for sale assets in the consolidated balance sheet as of December 31, 2024. See Note 3, Discontinued Operations and Divestiture, to the consolidated financial statements for details.

Product revenue, net, which was included in the discontinued operations, consisted primarily of revenues from sales of roxadustat commercial product to Falikang.

Substantially all direct roxadustat product sales to distributors in China were made by Falikang, while FibroGen Beijing continues to sell roxadustat product directly in limited areas in China. FibroGen Beijing manufactures and supplies commercial product to Falikang, based on a gross transaction price, adjusted for the estimated profit share.

We recognized revenue upon the transfer of control of commercial products to Falikang in an amount that reflected the allocation of transaction price of the China manufacturing and supply obligation (“China Performance Obligation”) to the performance obligation satisfied during the reporting period. For our direct sales of commercial drug product, we recognized revenue when control of the promised good was transferred to the customer in an amount that reflected the consideration that we expected to be entitled to in exchange for the product. As discussed in Note 3, Discontinued Operations and Divestiture, to the consolidated financial statements, the divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture. As a result, all the previously deferred revenues were recognized as revenue during the third quarter of 2025. During the years ended December 31, 2025 and 2024, included in the discontinued operations, we recognized $218.6 million and $159.0 million of net product revenue from the sales to Falikang, and $8.1 million and $14.7 million of net product revenue from sales directly to distributors in one province in China, respectively.

Licensing Activities

Exclusive License with Eluminex

In April 2023, we entered into an Amended and Restated Exclusive License Agreement with Eluminex (“A&R Eluminex Agreement”) in order to add to the license rights to recombinant human collagen Type I (in addition to the rights to collagen Type III that were already licensed).

RESULTS OF OPERATIONS

Revenue

	Years Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenue:
Development and other revenue	592	1,948	(1,356)	(70)%
Drug product revenue, net	5,848	27,673	(21,825)	(79)%
Total revenue	$6,440	$29,621	$(23,181)	(78)%

Under our revenue recognition policy, development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of December 31, 2025, we do not expect to incur significant future co-development services. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material, which have not been material for any of the periods presented. Development and other revenues represented 9% and 7% of total revenues for the years ended December 31, 2025 and 2024, respectively.

Drug product revenue includes commercial-grade API or bulk drug product sales to AstraZeneca, under the AstraZeneca U.S./RoW Agreement, and Astellas in support of pre-commercial preparation prior to the new drug application or marketing authorization application approval, and to Astellas for ongoing commercial activities in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known. Drug product revenues represented 91% and 93% of total revenues for the years ended December 31, 2025 and 2024, respectively.

The AstraZeneca U.S./RoW Agreement was terminated on February 25, 2024 (except for South Korea). On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement. For additional details, refer to Note 3, Discontinued Operations and Divestiture, to the consolidated financial statements. In the future, we will continue generating revenue from collaboration agreements in the form of milestone payments and royalties on drug product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue decreased $23.2 million or 78% for the year ended December 31, 2025 compared to the year ended December 31, 2024 for the reasons discussed in the sections below.

Development and Other Revenue

	Years Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Development revenue:
Astellas	$592	$1,413	$(821)	(58)%
AstraZeneca	—	418	(418)	NM
Total development revenue	592	1,831	(1,239)	(68)%
Other revenue	—	117	(117)	NM
Total development and other revenue	$592	$1,948	$(1,356)	(70)%

________________________

NM = Not meaningful

Development and other revenue decreased $1.4 million, or 70% for the year ended December 31, 2025 compared to the year ended December 31, 2024, mainly due to the decrease in co-development billings resulting from the closeout activities under our collaboration agreements with Astellas for roxadustat.

Drug Product Revenue

	Years Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$793	$(2,872)	$3,665	128%
Astellas Europe Agreement	5,055	4,874	181	4%
AstraZeneca U.S./RoW Agreement	—	25,671	(25,671)	NM
Total drug product revenue, net:	$5,848	$27,673	$(21,825)	(79)%

________________________

NM = Not meaningful

Drug product revenue decreased $21.8 million, or 79% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Astellas Japan Agreement

We updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment and accordingly recorded an adjustment to the drug product revenue of $0.8 million for the year ended December 31, 2025. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign exchange impacts, among others.

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

As of December 31, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $1.6 million in accrued liabilities, representing our best estimate of the timing for these amounts to be paid. As of December 31, 2024, the related balances were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities.

Astellas Europe Agreement

During the fourth quarter of 2025, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.3 million as drug product revenue, and recorded $2.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2025, we reclassified $1.8 million from the related deferred revenue to accrued liabilities. As of December 31, 2025, the related balance in accrued liabilities was $5.4 million, representing our best estimate that this amount will be paid within the next 12 months.

During the fourth quarter of 2024, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, we reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million, and we paid $7.1 million to Astellas during the year ended December 31, 2025.

In addition, we recognized royalty revenue of $4.8 million and $4.3 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the years ended December 31, 2025 and 2024, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

AstraZeneca U.S./RoW Agreement

As described above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, Kyntra Bio and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, we accounted for the termination of the AstraZeneca U.S./RoW Agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue.

Operating Costs and Expenses

	Years Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$556	$15,561	$(15,005)	(96)%
Research and development	23,517	95,692	(72,175)	(75)%
Selling, general and administrative	27,709	49,330	(21,621)	(44)%
Restructuring charge	553	19,454	(18,901)	(97)%
Total operating costs and expenses	$52,335	$180,037	$(127,702)	(71)%

Total operating expenses decreased $127.7 million, or 71% for the year ended December 31, 2025 compared to the year ended December 31, 2024, for the reasons discussed in the sections below.

Cost of goods sold

Cost of goods sold decreased $15.0 million or 96% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

As described above, during the year ended December 31, 2024, we recorded a cumulative catch-up net adjustment to the drug product revenue resulting from the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement. Correspondingly, we recorded the related cost of goods sold of $14.6 million during the year ended December 31, 2024.

Cost of goods sold associated with the roxadustat drug product revenue in the U.S. was $0.3 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, associated with the costs of API or bulk drug product delivered to Astellas and AstraZeneca in the respective periods.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2025 and 2024:

	Phase of	Years Ended December 31,
Product Candidate	Development	2025	2024
		(in thousands)
FG-3246	Phase 2	$14,087	$20,484
Roxadustat	Approved / Phase 3	2,837	6,527
Pamrevlumab	Phase 2/3	2,373	49,696
Other research and development expenses		4,220	18,985
Total research and development expenses		$23,517	$95,692

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $72.2 million, or 75% for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of the net effect of the following:

•
Decrease of $19.2 million in facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024;
•
Decrease of $16.9 million in clinical trials costs primarily associated with the termination of pamrevlumab programs during the second half of 2024 responding to the topline clinical data results we reported in July 2024;
•
Decrease of $16.0 million in employee-related costs primarily due to the impact from reduction in force actions in August 2024, and cost control efforts;
•
Decrease of $9.7 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units due to reduced headcount and terminations; and
•
Decrease of $8.0 million in drug development expenses associated with drug substance activities related to pamrevlumab programs which were completed and terminated.

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

SG&A expenses decreased $21.6 million, or 44% for the year ended December 31, 2025 compared to the year ended December 31, 2024, as a result of the net effect of the following:

•
Decrease of $9.8 million in employee-related costs primarily due to the impact from reduction in force action in August 2024 and cost control efforts due to reduced headcount and terminations;
•
Decrease of $7.4 million in stock-based compensation primarily resulting from significantly lower stock price and cancellations of stock options and restricted stock units; and
•
Decrease of $4.6 million in facilities-related expenses due to cost control efforts including the lease termination in the third quarter of 2024.

Restructuring Charge

In response to the topline clinical results for pamrevlumab in patients with pancreatic cancer we announced in July 2024, we implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously winding down remaining obligations, and reducing our U.S. workforce by approximately 75%. As a result, we recorded a total of $19.5 million non-recurring restructuring charge during the year ended December 31, 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. The related restructuring charges for the year ended December 31, 2025 were not material.

Interest and Other, Net

	Years Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(8,759)	$(8,247)	$(512)	6%
Loss on debt extinguishments	(6,583)	—	(6,583)	100%
Interest income and other income (expenses), net	2,943	5,296	(2,353)	(44)%
Total interest and other, net	$(12,399)	$(2,951)	$(9,448)	320%

Interest Expense

Interest expense represents the interest associated with the liability related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations.

Interest expense remained relatively flat for the year ended December 31, 2025 compared to the year ended December 31, 2024, and primarily included interest expense of $8.4 million and $7.9 million, respectively, related to sale of future revenues under a revenue interest financing agreement (the “RIFA”) with NQ Project Phoebus, L.P. (“NovaQuest”) entered into in November 2022. See Note 9, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

Loss on Debt Extinguishments

On August 29, 2025, upon the above-mentioned completion of the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited, we paid a total of $80.9 million to Morgan Stanley Tactical Value (“MSTV”), including $75.0 million for paying off the senior secured term loan facilities, $0.4 million for outstanding interest and $5.5 million for related prepayment premium and fees. Accordingly, we recorded a loss on debt extinguishments of $6.6 million for the year ended December 31, 2025. See Note 8, Senior Secured Term Loan Facilities, to the consolidated financial statements for details.

Interest Income and Other Income (Expenses), Net

Interest income and other income (expenses), net primarily include interest income earned on our cash, cash equivalents and investments, foreign currency transaction gains (losses), remeasurement of certain monetary assets and liabilities in non-functional currency into the functional currency, realized gains (losses) on sales of investments, and other non-operating income and expenses.

Interest income and other income (expenses), net decreased $2.4 million, or 44%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower interest income resulting from lower investment balances.

Benefits from Income Taxes

	Years Ended December 31,
	2025	2024
	(dollars in thousands)
Loss from continuing operations before income taxes	$(58,294)	$(153,367)
Benefit from income taxes	(90)	(269)
Effective tax rate	0.2%	0.2%

The benefits from income taxes for each of the two years ended December 31, 2025 were due to foreign taxes.

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

We determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards Accounting Standards Codification ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations. See Note 3, Discontinued Operations and Divestiture, for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Conditions

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

Upon the close of the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited on August 29, 2025, we received $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. On November 6, 2025, we received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing. See Note 3, Discontinued Operations and Divestiture, to the consolidated financial statements for details.

In April 2023, we entered into a financing agreement with investment funds managed by MSTV (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. The clinical development milestones which could have triggered Delayed Draw Term Loan 1 were not achieved, and the Lenders have not funded Delayed Draw Term Loan 2. Upon the closing of the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited on August 29, 2025, we repaid our term loan facility with the Lenders. See Note 8, Senior Secured Term Loan Facilities, to the consolidated financial statements for details.

In November 2022, we entered into a RIFA with NovaQuest with respect to our revenues from Astellas’ sales of roxadustat in Europe, Japan and the other Astellas territories. Pursuant to the RIFA, in the fourth quarter of 2022, we received $49.8 million from NovaQuest, representing the gross proceeds of $50.0 million net of initial issuance costs, in consideration for a portion of future revenues we will receive from Astellas. For additional details about this financing transaction, see Note 9, Liability Related to Sale of Future Revenues, to the consolidated financial statements.

In February 2025, we entered into an Equity Distribution Agreement with BofA Securities, Inc. pursuant to which we may issue and sell, from time to time and through BofA Securities, Inc., shares of our common stock having an aggregate offering price of up to $30.0 million. We did not sell any shares of common stock under this agreement during the year ended December 31, 2025.

Cash and cash equivalents, investments and accounts receivable totaled $109.4 million as of December 31, 2025, compared to $50.5 million as of December 31, 2024. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity. Upon the close of our sale of FibroGen International to AstraZeneca during the third quarter of 2025, we accessed the entirety of our cash and cash equivalents held in China.

Cash Sources and Uses

The following table summarizes the primary sources and uses of cash for the years ended December 31, 2025 and 2024 (in thousands), including both continuing operations and discontinued operations:

	Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,774)	$(137,999)
Investing activities	35,419	125,993
Financing activities	(86,028)	(255)
Effect of exchange rate changes on cash and cash equivalents	1,077	751
Net decrease in cash and cash equivalents	$(54,306)	$(11,510)

Operating Activities

Net cash used in operating activities was $4.8 million for the year ended December 31, 2025 and consisted primarily of net income of $183.5 million, adjusted for non-cash items and non-operating activities of $35.2 million and a net decrease in operating assets and liabilities of $153.0 million. The significant non-cash items included gain on divesture of FibroGen International of $52.6 million, loss on debt extinguishments of $6.6 million and stock-based compensation expense of $6.6 million. The significant items in the changes in operating assets and liabilities included the following:

•
Deferred revenue decreased $136.4 million, due to the recognition of all the previously deferred balance related to our China Performance Obligation under our agreements with AstraZeneca upon the completion of the divestiture of FibroGen International on August 29, 2025, as the performance obligation to AstraZeneca were completely satisfied upon the closing of the divestiture. See the China Performance Obligation section in Note 4, Collaboration Agreements, License Agreement and Revenues, to the consolidated financial statements for details;
•
Accrued and other liabilities decreased $53.5 million, primarily driven by the $28.5 million distribution of litigation settlement related to our agreement in principle with plaintiffs to settle the class action lawsuit, $7.8 million payment of the transaction costs related to the divestiture, $7.3 million total payments of bonus and severance payouts, and $7.1 million payment to Astellas related to accrued API and bulk drug product price true-up. The accrued and other liabilities were also impacted by cost control efforts and the timing of invoicing and payment.
•
Accounts payable decreased $27.7 million, primarily driven by the payments made during the current year to AstraZeneca under the settlement agreements entered in September 2024 between FibroGen China and AstraZeneca to settle certain historical items.
•
Prepaid expenses and other current assets decreased $54.1 million, primarily due to the $28.5 million distribution of the above-mentioned litigation settlement during the year, which is fully recoverable under our insurance policies. The decrease in prepaid expenses and other current assets was also related to the collection from Falikang during the current year period based on the arrangements under the above-mentioned settlement agreements between FibroGen China and AstraZeneca to settle certain historical items, which was unbilled receivables as of December 31, 2024;
•
Accrued interest expense related to sale of future revenues increased $8.0 million due to the interest expense of $8.4 million accrued, offset by the interest paid of $0.5 million during the period. See Note 9, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details; and
•
Inventory decreased $5.4 million primarily driven by lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China in late 2024. Inventory in China was part of the held-for-sale assets as of December 31, 2024 as discussed in Note 3, Discontinued Operations and Divestiture, to the consolidated financial statements.

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
•
Accounts receivable increased $6.7 million, primarily driven by the billings to Falikang based on the arrangements under the above-mentioned settlement agreements and related to the increase product sales, as well as the timing of receipt of the billings under our collaboration and license agreements. Accounts receivable from Falikang is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited;
•
Inventory decreased $22.3 million primarily driven by the $12.6 million of work-in-progress inventory that was reimbursed as part of the above-mentioned termination of the AstraZeneca U.S./RoW Agreement, and lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China, and intend to manufacture API for China at Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”). Inventory in China is part of the held-for-sale assets resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited; and
•
Accounts payable increased $14.5 million, primarily driven by the payments to be made for the historical co-promotion expenses to AstraZeneca during the current year, which is part of the held-for-sale liabilities resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited. The increase was offset by timing of invoicing and payments and cost control efforts.

Investing Activities

Investing activities primarily consist of net proceeds from divestiture, purchases of investments, and proceeds from the maturity and sale of investments.

Net cash provided by investing activities was $35.4 million for the year ended December 31, 2025 and consisted primarily of $96.6 million net proceeds from the divestiture of FibroGen International, which included the $210.4 million of cash received at closing, net of the $120.2 million cash in China at the closing that were derecognized upon the divestiture, and the $6.4 million cash received from AstraZeneca as full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing; partially offset by $61.2 million of cash used in purchases of available-for-sale securities.

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

Net cash used in financing activities was $86.0 million for the year ended December 31, 2025, and consisted primarily of $75.0 million of cash used to pay off our senior secured term loan facilities with MSTV and $5.5 million of cash paid for the related premium and fees associated with the early pay-off. See Note 8, Senior Secured Term Loan Facilities, to the consolidated financial statements for details. Net cash used in financing activities also included $5.4 million of cash paid to FibroGen Cayman’s minority shareholders during the third quarter of 2025. See the Subsidiary Stock and Non-Controlling Interests - FibroGen Cayman section in Note 12, Equity and Stock-based Compensation, to the consolidated financial statements for details.

Net cash used in financing activities was not material for the year ended December 31, 2024.

Material Cash Requirements

We generate revenue from commercial sales of roxadustat product in Japan and Europe. Even with these revenues, we anticipate that we will continue to generate losses for the foreseeable future. To date, we have funded certain portions of our research and development and manufacturing efforts globally through collaboration partners, debt financings, and equity financing. We expect to continue to incur significant research and development expenses to invest in our development programs and there is no guarantee that sufficient funds will be available to continue to fund these development efforts through commercialization or otherwise. We are also subject to all the risks related to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other factors outlined under Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Commitments and Contingencies

Contractual Obligations

At December 31, 2025, our material cash requirements from known contractual and other obligations primarily relate to our lease liabilities, non-cancelable purchase obligations and liability related to sale of future revenues. Expected timing of those payments are as follows (in thousands):

		Payments Due In
	Total	Next 12 Months	Beyond 12 Months
Purchase obligations	$5,618	$5,618	$—
Liability related to sale of future revenues	118,897	1,334	117,563
Total payments	$124,515	$6,952	$117,563

Our outstanding non-cancelable purchase obligations primarily related to manufacturing and supply for FG-3246 and roxadustat, and other purchases and programs. See Note 11, Commitments and Contingencies, to the consolidated financial statements for details.

Under the RIFA with NovaQuest, as of December 31, 2025, we had $67.3 million of liability related to sale of future revenues on the consolidated balance sheets, $1.3 million of which we expect to pay within the next 12 months. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a payment cap up to $125.0 million by 2031. See Note 9, Liability Related to Sale of Future Revenues, to the consolidated financial statements for details.

The table above excludes uncertain tax benefits of approximately $74.5 million that are disclosed in Note 14, Income Taxes, to the consolidated financial statements because these uncertain tax positions, if recognized, would be an adjustment to the gross deferred tax assets and the corresponding valuation allowance, if warranted.

As of December 31, 2025, we have several on-going clinical studies in various stages. Under agreements with various contract research organizations (“CROs”), and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the achievement of certain milestones, patient enrollment and services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Although our material contracts with CROs are cancelable, we have historically not canceled such contracts.

As of December 31, 2025, our FibroGen Europe Oy (“FibroGen Europe”) subsidiary had $11.1 million of principal outstanding and $8.5 million of interest accrued related to loans from the Finnish government (“TEKES” loans), respectively, which have been included as product development obligations on our consolidated balance sheet. See Note 10, Product Development Obligations, to the consolidated financial statements for details. There is no stated maturity date related to these loans and each loan may be forgiven if the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives. In addition, we are not a guarantor of the TEKES loans, and the principal or the accrued interest of these loans are not repayable by FibroGen Europe until it has distributable funds. We do not expect FibroGen Europe to have such funds in the foreseeable future. For the foregoing reasons, we cannot estimate the potential timing and the amounts of repayments (if required) or forgiveness. As a result, the TEKES loans have been excluded from the table above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Revenue Recognition

Drug product revenue

Drug product revenue includes commercial-grade API or bulk drug product sales to Astellas for ongoing commercial activities in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations.

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

Discontinued Operations

On February 20, 2025, we entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which we and our subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. This sale includes all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The transaction was closed on August 29, 2025 for a total consideration of $220.4 million comprised of $85.0 million in cash for the enterprise value of FibroGen International and $135.4 million in net cash held in China. The total consideration included a $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to two holdbacks. On November 6, 2025, we received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing. We analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in our business and qualified as a discontinued operation. As a result, we determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards Accounting Standards Codification 205, Presentation of Financial Statements (“ASC 205”), as of December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations, while the related assets and liabilities were classified within the consolidated balance sheets as held for sale for all periods presented. See Note 3, Discontinued Operations and Divestiture, to our consolidated financial statements for related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kyntra Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kyntra Bio, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in redeemable non-controlling interests and stockholders’ deficit and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index for each of the years then ended (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Discontinued Operations – FibroGen International

As described in Notes 2 and 3 to the consolidated financial statements, on February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which the Company and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited (the “Transaction”). This sale includes all of the Company’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co., Ltd. (“Falikang”). The Transaction was closed on August 29, 2025. The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in the Company’s business and qualified as a discontinued operation. The operating results of FibroGen International have been reflected as discontinued operations in the consolidated financial statements for all periods presented. The Company recorded income from discontinued operations, net of tax, of $241.7 million, which included gain on divestiture of $52.6 million, for the year ended December 31, 2025.

The principal consideration for our determination that performing procedures relating to the discontinued operations of FibroGen International is a critical audit matter is a high degree of auditor effort in performing procedures related to the disposal transaction.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the purchase and close agreements; (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements; (iii) testing the gain recorded upon disposal, including obtaining and inspecting source documents, such as contracts, bank statements, and historical accounting records, and agreeing the corresponding inputs in the gain calculation and testing the mathematical accuracy of the gain calculation, and (iv) testing the completeness, accuracy and classification of certain classes of transactions included in income from discontinued operations, net, on a sample basis, by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and shipping documents.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 16, 2026

We have served as the Company’s auditor since 2000.

KYNTRA BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$47,872	$50,482
Short-term investments	41,106	—
Accounts receivable, net	216	481
Inventories	3,743	3,155
Prepaid expenses and other current assets	6,136	31,542
Current assets held for sale	—	110,849
Total current assets	99,073	196,509
Long-term investments	20,160	—
Other assets	361	1,405
Long-term assets held for sale	—	16,611
Total assets	$119,594	$214,525

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$3,745	$5,064
Accrued and other current liabilities	20,183	62,035
Deferred revenue	5,314	27,290
Current liabilities held for sale	—	38,917
Total current liabilities	29,242	133,306
Product development obligations	19,560	17,012
Deferred revenue, net of current	255	114,708
Senior secured term loan facilities, non-current	—	73,092
Liability related to sale of future revenues, non-current	65,980	58,864
Other long-term liabilities	82	822
Long-term liabilities held for sale	—	356
Total liabilities	115,119	398,160

Commitments and Contingencies (Note 11)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 225,000 shares authorized at December 31, 2025 and 2024; 4,047 and 4,037 shares issued and outstanding at December 31, 2025 and 2024	1,012	1,009
Additional paid-in capital	1,677,179	1,668,620
Accumulated other comprehensive loss	(2,182)	(5,732)
Accumulated deficit	(1,706,047)	(1,889,499)
Total stockholders’ deficit attributable to Kyntra Bio	(30,038)	(225,602)
Nonredeemable non-controlling interests	13,033	20,487
Total deficit	(17,005)	(205,115)
Total liabilities, redeemable non-controlling interests and deficit	$119,594	$214,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

KYNTRA BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Revenue:
Development and other revenue	$592	$1,948
Drug product revenue, net	5,848	27,673
Total revenue	6,440	29,621

Operating costs and expenses:
Cost of goods sold	556	15,561
Research and development	23,517	95,692
Selling, general and administrative	27,709	49,330
Restructuring charge	553	19,454
Total operating costs and expenses	52,335	180,037
Loss from operations	(45,895)	(150,416)

Interest and other, net
Interest expense	(8,759)	(8,247)
Loss on debt extinguishments	(6,583)	—
Interest income and other income (expenses), net	2,943	5,296
Total interest and other, net	(12,399)	(2,951)

Loss from continuing operations before income taxes	(58,294)	(153,367)
Benefit from income taxes	(90)	(269)
Loss from continuing operations	(58,204)	(153,098)
Income from discontinued operations, net of tax	241,656	105,519
Net income (loss)	$183,452	$(47,579)

Loss from continuing operations per share - basic and diluted	$(14.40)	$(38.26)
Income from discontinued operations per share - basic and diluted	59.77	26.37
Net income (loss) per share - basic and diluted	$45.37	$(11.89)

Weighted average number of common shares used to calculate net income (loss) per share - basic and diluted	4,043	4,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

KYNTRA BIO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2025	2024
Net income (loss)	$183,452	$(47,579)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,966)	1,166
Cumulative currency translation adjustment attributable to divestiture	5,479	—
Unrealized gain (loss) on investments, net of tax effect	37	(23)
Other comprehensive income, net of taxes	3,550	1,143
Comprehensive income (loss)	187,002	(46,436)

The accompanying notes are an integral part of these Consolidated Financial Statements.

KYNTRA BIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN redeemable non-controlling interests

AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
								(Note 5)
Balance at December 31, 2023	3,950,809	$988	$1,643,641	$(6,875)	$(1,841,920)	$20,487	$(183,679)	$21,480
Net loss	—	—	—	—	(47,579)	—	(47,579)	—
Change in unrealized gain or loss on investments	—	—	—	(23)	—	—	(23)	—
Foreign currency translation adjustments	—	—	—	1,166	—	—	1,166	—
Shares issued from stock plans, net of payroll taxes paid	85,869	21	(236)	—	—	—	(215)	—
Stock-based compensation	—	—	25,215	—	—	—	25,215	—
Balance at December 31, 2024	4,036,678	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480
Net income	—	—	—	—	183,452	—	183,452	—
Change in unrealized gain or loss on investments	—	—	—	37	—	—	37	—
Foreign currency translation adjustments	—	—	—	(1,966)	—	—	(1,966)	—
Cumulative currency translation adjustment attributable to divestiture (Note 3)	—	—	—	5,479	—	—	5,479	—
Distribution to non- controlling interest (Note 12)	—	—	2,101	—	—	(7,454)	(5,353)	—
Shares issued from stock plans, net of payroll taxes paid	10,204	3	(72)	—	—	—	(69)	—
Issuance cost under ATM Program	—	—	(46)	—	—	—	(46)	—
Redemption of fractional shares due to reverse stock split	(55)	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,576	—	—	—	6,576	—
Balance at December 31, 2025	4,046,827	$1,012	$1,677,179	$(2,182)	$(1,706,047)	$13,033	$(17,005)	$21,480

The accompanying notes are an integral part of these Consolidated Financial Statements.

KYNTRA BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024
Operating activities
Net income (loss)	$183,452	$(47,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	713	2,654
Amortization of finance lease right-of-use assets	35	38
Net accretion of premium and discount on investments	(72)	(1,680)
Investment income in unconsolidated variable interest entity	(2,485)	(3,969)
Gain on divestiture	(52,553)	—
Loss on debt extinguishments	6,583	—
Impairment of property and equipment	2,062	—
Loss on disposal of property and equipment	—	2,551
Stock-based compensation	6,576	25,215
Dividend received from unconsolidated variable interest entity	3,947	2,230
Changes in operating assets and liabilities:
Accounts receivable, net	(2,543)	(6,737)
Inventories	5,362	22,284
Prepaid expenses and other current assets	54,102	(15,550)
Operating lease right-of-use assets	808	66,306
Other assets	(902)	1,010
Accounts payable	(27,654)	14,512
Accrued and other liabilities	(53,497)	(93,790)
Operating lease liabilities, current	(568)	(12,774)
Deferred revenues	(136,429)	(28,297)
Accrued interest expense related to sale of future revenues	7,990	2,257
Accrued interest for finance lease liabilities	6	14
Operating lease liabilities, non-current	(202)	(66,154)
Other long-term liabilities	495	(540)
Net cash used in operating activities	(4,774)	(137,999)

Investing activities
Purchases of property and equipment	(38)	(266)
Proceeds from divestiture, net of cash transferred	96,615	—
Proceeds from sale of property and equipment	—	1,046
Purchases of available-for-sale securities	(61,158)	(8,628)
Proceeds from maturities of investments	—	133,841
Net cash provided by investing activities	35,419	125,993

Financing activities
Repayments of senior secured term loan facilities	(75,000)	—
Payment of senior secured term loan facilities pay-off premium and fees	(5,550)	—
Repayments of finance lease liabilities	(10)	(40)
Cash paid for payroll taxes on restricted stock unit releases	(69)	(354)
Cash paid to non-controlling interest	(5,353)	—
Payment of issuance cost under ATM Program	(46)	—
Proceeds from issuance of common stock under employee stock plans	—	139
Net cash used in financing activities	(86,028)	(255)
Effect of exchange rate change on cash and cash equivalents	1,077	751
Net decrease in cash and cash equivalents	(54,306)	(11,510)
Total cash and cash equivalents at beginning of period	102,178	113,688
Total cash and cash equivalents at end of period	$47,872	$102,178

Supplemental cash flow information:
Holdback consideration receivable related to divestiture in prepaid expenses and other current assets	$4,000	$—
Interest payments	$7,830	$16,207

Reconciliation of cash and cash equivalents to the consolidated balance sheets:	December 31, 2025	December 31, 2024
Cash and cash equivalents of continuing operations	$47,872	$50,482
Cash and cash equivalents included in assets held for sale	—	51,696
Total cash and cash equivalents in the consolidated statements of cash flows	$47,872	$102,178

The accompanying notes are an integral part of these Consolidated Financial Statements.

KYNTRA BIO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Kyntra Bio, Inc. (“Kyntra Bio” or the “Company”) is a biopharmaceutical company focused on development of novel therapies at the frontiers of cancer biology and anemia.

In January 2026, the Company announced its rebranding from “FibroGen, Inc.” to “Kyntra Bio, Inc.”, representing the next step of its transformation and focus on oncology and associated rare disease indications. On January 8, 2026, the Company’s common stock began trading under the new Nasdaq symbol “KYNB.”

The Company is developing FG-3246, a potential first-in-class antibody-drug conjugate (“ADC”) targeting CD46, for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) and potentially other cancers. This program also includes the development of FG-3180, an associated CD46-targeted positron emission tomography (“PET”) biomarker and imaging agent. The Company initiated a Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of mCRPC, along with the exploratory sub-study of FG-3180, in the third quarter of 2025.

The Company and its collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in Europe, Japan, the People’s Republic of China (“China”), and numerous other countries for the treatment of anemia in chronic kidney disease (“CKD”) patients on dialysis and not on dialysis.

On August 29, 2025, the Company closed the sale of its China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended (the “Share Purchase Agreement”) for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca AB (“AstraZeneca”) was the Company’s long-time commercialization partner for roxadustat in greater China. This sale included all of its roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). For additional details, refer to Note 3, Discontinued Operations and Divestiture.

The Company has retained the rights to roxadustat in the United States of America (“U.S.”), Canada, Mexico, and in all markets not held by AstraZeneca or licensed to Astellas Pharma Inc. (“Astellas”). Astellas is commercializing roxadustat (EVRENZOTM) in Europe and Japan to treat anemia under two development and commercialization license agreements: one for Japan, and one for Europe, the Commonwealth of Independent States, the Middle East and South Africa.

The Company continues to advance its development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. The Company had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025 and reached alignment on several elements of its proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the patient inclusion criteria. The Company is starting preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. The Company submitted the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden to the FDA in December 2025.

The FDA granted Roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned subsidiaries, as well as any variable interest entity (“VIE”) for which Kyntra Bio is the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

The Company operates in one reportable segment — the development and commercialization of novel therapeutics to treat serious unmet medical needs.

Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which the Company and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited (the “Transaction”). This sale includes all of the Company’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million, subject to certain customary adjustments as set forth in the purchase agreement, comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China.

The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in the Company’s business and qualified as a discontinued operation since December 31, 2024. As a result, the Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations for all periods presented, and therefore, the consolidated statements of operations and the notes to the consolidated financial statements were recasted for all comparative periods presented to classify FibroGen International as discontinued operations. In addition, the related assets and liabilities were classified within the consolidated balance sheets as held for sale for each balance sheet date before the Transaction closed since December 31, 2024. See Note 3, Discontinued Operations and Divestiture, for related disclosures. Unless otherwise noted, discussion in the notes to the consolidated financial statements, relates to solely to the Company’s continuing operations.

Reverse Stock Split

On June 16, 2025, the Company effected a 1-for-25 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split reduced the number of issued and outstanding shares of common stock from approximately 101.1 million shares to approximately 4.0 million shares. Proportionate adjustments have been made to the number of shares available for issuance under the Company’s equity incentive plans as well as outstanding equity awards, in accordance with their respective terms. All share amounts have been retroactively adjusted in the consolidated financial statements and the notes to the consolidated financial statements, where applicable, to reflect the Reverse Stock Split.

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

As disclosed in previous filings (including the September 30, 2024 Form 10-Q and subsequent December 31, 2024 Form 10-K, March 31, 2025 Form 10-Q and June 30, 2025 Form 10-Q), if the Company was unable to complete the above mentioned sale of FibroGen International, access additional cash from its China operations, or raise additional capital in the U.S., the Company would not have sufficient liquidity to continue operations in the U.S. for the 12 months from the date that the financial statements were issued and would not be able to comply with its financial covenant that required a minimum balance of unrestricted cash and cash equivalents to be held in accounts in the U.S. Upon an event of default, the Company’s senior secured term loan facilities with Morgan Stanley Tactical Value (“MSTV”) would become immediately due and payable. These factors had raised substantial doubt about the Company’s ability to continue as a going concern.

On August 29, 2025, upon the Transaction close, the Company received cash for the sale of $210.4 million and repaid its senior secured term loan facilities with MSTV, outstanding interest and related premium and fees for approximately $80.9 million. With the cash proceeds from the Transaction close, based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating requirements for at least the 12 months following the issuance of the financial statements for December 31, 2025 and concluded that the conditions and events that initially raised substantial doubt have been alleviated and that substantial doubt does not exist as of issuance.

Foreign Currency Translation

The reporting currency of the Company and its subsidiaries is the U.S. dollar.

The functional currency of FibroGen Europe is the Euro. The functional currency of FibroGen Beijing, a part of the above-mentioned discontinued operations, is CNY. As such, monetary assets and liabilities of FibroGen Europe and FibroGen Beijing in currencies other than their functional currencies are remeasured using exchange rates in effect at the end of the period. The assets and liabilities of FibroGen Europe and FibroGen Beijing are translated to U.S. dollars at exchange rates in effect at the balance sheet date. All income statement accounts are translated at monthly average exchange rates. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit).

The functional currency of Kyntra Bio, Inc. and all other subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities in the non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included within interest income and other, net in the consolidated statements of operations as incurred and have not been material for all periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue and deferred revenue, specifically, estimates in variable consideration for drug product sales, and estimates in transaction price per unit for the China Performance Obligation (as defined and discussed under Revenue Recognition below), which was completed during the third quarter of 2025 upon the above-mentioned Transaction close. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates.

Concentration of Credit Risk

The Company is subject to risks associated with concentration of credit for cash and cash equivalents. Outside of short-term operating needs, cash on hand is invested in commercial paper, money market funds and U.S. government securities. Any remaining cash is deposited with major financial institutions primarily in the U.S. At times, such deposits may be in excess of insured limits. The Company has not experienced any loss on its deposits of cash and cash equivalents. As of December 31, 2025 and 2024, the accounts receivable was not material.

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

Cash, Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents also include certain money market accounts, commercial paper and U.S. government securities.

Investments

As of December 31, 2025, the Company’s short-term investments consist of diversified bonds, commercial paper, and money market funds with original maturities of greater than three months and remaining maturities of less than 12 months (365 days) are considered. Any investments with maturities greater than 12 months (365 days) from the balance sheet date are considered long-term investments. When such investments are held, the Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses for available-for-sale debt investments that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholder’ equity. Realized and unrealized gains or losses resulting from changes in value and sale of the Company’s marketable equity investments are recorded in other income (expenses) in the consolidated statement of operations.

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

Trade accounts receivable

The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, current economic and regulatory conditions that may affect a customer’s ability to pay, and estimates of expected future losses. The Company’s bad debt expense for the years ended December 31, 2025 and 2024 and the allowance for credit losses as of December 31, 2025 and 2024 were immaterial.

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

Liability Related to Sale of Future Revenues

The Company accounts for the sale of future revenue as a debt, because the risks and rewards to the investor are limited by the terms of the transaction as discussed further in Note 9, Liability Related to Sale of Future Revenues. The difference between the carrying amount of the initial liability and the gross proceeds received is accounted for as a discount. The Company recognizes interest expense based on an estimated effective annual interest rate, which is affected by the amount and timing of revenues recognized and changes in the timing of forecasted revenues. Quarterly, the Company reassesses the expected revenues and the timing of such revenues, recalculates the amortization and effective interest rate and adjusts the accounting prospectively as needed.

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

The Company has identified the following material promises under its collaboration agreements: (1) license of the Company’s technology, (2) the performance of co-development services, including manufacturing of clinical supplies and other services during the development period, and (3) manufacture of commercial supply. The evaluation as to whether these promises are distinct, and therefore represent separate performance obligations, is described in more detail in Note 4, Collaboration Agreements, License Agreement and Revenues.

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

Any net transaction price in excess of the revenue recognized is deferred, and will be recognized over future periods as the performance obligations are satisfied. As of December 31, 2024, the related deferred revenues were not included in the disposal group held for sale as the related obligation to AstraZeneca would be satisfied upon the closing of the divestiture FibroGen International. The divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture. As a result, all the previously deferred revenues were recognized as revenue during the year ended December 31, 2025. The product revenue recognized under the China Performance Obligation is included in discontinued operations for all periods presented. See Note 3, Discontinued Operations and Divestiture, for more details.

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

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net income (loss), in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive gains (losses) have been reflected in the consolidated statements of comprehensive income (loss) for all periods presented.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance in 2025 using a prospective transition method. The adoption resulted in expanded disclosures and did not have a material impact on the Company's consolidated financial statements.

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

3. Discontinued Operations and Divestiture

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited, pursuant to which the Company and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. This sale includes all of the Company’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with FASB ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to the FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the consolidated statements of operations, while the related assets and liabilities were classified within the consolidated balance sheets as held for sale for all periods presented.

The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million comprised of $85.0 million in cash for the enterprise value of FibroGen International and $135.4 million in net cash held in China. The total consideration included a $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. The Company does not expect such adjustments to be material, therefore have recorded the $10.0 million as other receivable, which were included in the prepaid expenses and other current assets on the consolidated balance sheets. On November 6, 2025, the Company received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing.

The financial results of the discontinued operations with respect to FibroGen International reflected in the consolidated statements of operations for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$226,651	$173,664
Operating costs and expenses:
Cost of goods sold	13,454	21,036
Research and development	1,739	7,375
Selling, general and administrative	14,849	32,304
Total operating costs and expenses	30,042	60,715
Income from operations	196,609	112,949
Interest and other, net
Interest expense	(7,816)	(11,683)
Gain on divestiture	52,553	—
Interest income and other income (expenses), net	(2,173)	423
Total interest and other, net	42,564	(11,260)
Income before income taxes	239,173	101,689
Provision for income taxes	—	139
Investment income in unconsolidated variable interest entity	2,483	3,969
Income from discontinued operations, net of tax	$241,656	$105,519

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, and is discussed in the China Performance Obligation section in Note 4, Collaboration Agreements, License Agreement and Revenues.

The gain on divestiture of $52.6 million resulted from the above-mentioned total consideration of $220.4 million and additional payment of $0.4 million related to the first holdback, less the transaction costs and fees of $7.8 million, and the derecognition of the net equity of $154.9 million of FibroGen International at the Transaction close and the cumulative currency translation adjustments of $5.5 million.

The carrying value of the assets and liabilities of the discontinued operations with respect to FibroGen International on the consolidated balance sheets as of December 31, 2024 were as follows (in thousands):

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

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Depreciation	$713	$1,458
Investment income in unconsolidated variable interest entity	(2,486)	(3,969)
Gain on divestiture	(52,553)	—
Impairment of property and equipment	2,062	—
Dividend received from unconsolidated variable interest entity	3,947	2,230
Stock-based compensation	$231	$1,770

Included in the discontinued operations, Falikang, an entity jointly owned by FibroGen Beijing and AstraZeneca is an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. FibroGen Beijing owns 51.1% of Falikang’s equity.

For the years ended December 31, 2025 and 2024, the net product revenue from sales to Falikang were $218.6 million and $159.0 million, respectively. The other income from Falikang were immaterial for the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the investment income in Falikang was $2.5 million and $4.0 million, respectively. As of December 31, 2024, the Company’s equity method investment in Falikang were $6.9 million which was included in the long-term assets held for sale on the consolidated balance sheets. As of December 31, 2024 accounts receivable, net, from Falikang were $13.9 million which were included in the current assets held for sale on the consolidated balance sheets.

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

The aggregate amount of the considerations received under the Astellas Japan Agreement, through December 31, 2025 totals $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the years ended December 31, 2025 and 2024.

The transaction price related to consideration received through December 31, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2025 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

In 2018, the Company and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). Under this amendment, the Company would continue to manufacture and supply roxadustat API to Astellas for the roxadustat commercial activities in Japan. The commercial terms of the Astellas Japan Agreement relating to the transfer price for roxadustat for commercial use remain substantially the same, reflecting an adjustment for the manufacture of drug product by Astellas rather than the Company. The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

The aggregate amount of the considerations received under the Astellas Europe Agreement through December 31, 2025 totals $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were not material for the years ended December 31, 2025 and 2024.

The transaction price related to consideration received through December 31, 2025 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $288.7 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the year ended December 31, 2025 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

During the first quarter of 2021, the Company entered into an EU Supply Agreement with Astellas (“Astellas EU Supply Agreement”) to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from the Company in support of commercial supplies. The related drug product revenue is described under the Drug Product Revenue, Net section below.

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

As of December 31, 2025, the transaction price for the Astellas Japan Agreement, excluding manufacturing services that is discussed separately below, included $40.1 million of non-contingent upfront payments, $65.0 million of variable consideration related to payments for milestones achieved, and $12.4 million of variable consideration related to co-development billings. The transaction price for the Astellas Europe Agreement, excluding manufacturing services that is discussed separately below, included $320.0 million of non-contingent upfront payments, $365.0 million of variable consideration related to payments for milestones achieved, and $222.5 million of variable consideration related to co-development billings.

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

(2)
Co-development services (Astellas Europe Agreement). This promise relates to co-development services that were reasonably expected to be performed by the Company at the time the collaboration agreement was signed and is considered distinct. Co-development billings are allocated entirely to the co-development services performance obligation as amounts are related specifically to research and development efforts necessary to satisfy the performance obligation related to CKD approval, and such an allocation is consistent with the allocation objective. Subsequent to the approval of CKD in 2021, the Company accounts for the development services for the indications related to chemotherapy-induced anemia and MDS separately as services are provided. There was no provision for co-development services in the Astellas Japan Agreement.
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

AstraZeneca Agreements

AstraZeneca U.S./Rest of World Agreement

Effective July 30, 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe and Astellas Japan Agreements (“AstraZeneca U.S./RoW Agreement”).

The Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), as amended and restated on August 29, 2025. Pursuant to the AstraZeneca Termination and Transition Agreement, AstraZeneca returns all of their non-China roxadustat rights to the Company, with the exception of South Korea, and provides certain assistance during a transition period. In addition, as a part of this AstraZeneca Termination and Transition Agreement, AstraZeneca will receive tiered mid-single digit royalties on the Company’s sales of roxadustat in the terminated territories, or thirty-five percent of all revenue the Company receives if it licenses or sells such rights to a third-party. Neither party incurred any early termination penalties.

The aggregate amount of the considerations received under the AstraZeneca U.S./RoW Agreement through December 31, 2025 totals $439.0 million, excluding drug product revenue under the Master Supply Agreement with AstraZeneca under the AstraZeneca U.S./RoW Agreement (“AstraZeneca Master Supply Agreement”), entered in 2020, which is described under the Drug Product Revenue, Net section below. In addition, resulting from the AstraZeneca Termination and Transition Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the first quarter of 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW Agreement as a contract modification under the Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) and recorded a cumulative catch-up adjustment as described under the Drug Product Revenue, Net section below.

AstraZeneca China Agreement

AstraZeneca was the Company’s long-time commercialization partner for roxadustat in greater China. In July 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”). Under the terms of the AstraZeneca China Agreement, AstraZeneca agreed to pay upfront consideration and potential milestone payments, totaling $376.7 million. The aggregate amount of such considerations received for milestone and upfront payments through the third quarter of 2025 totals $81.2 million. As discussed in Note 3, Discontinued Operations and Divestiture, on August 29, 2025, the Transaction was completed to sell the Company’s China operations to AstraZeneca pursuant to the Share Purchase Agreement.

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

The related net product revenue recognized from the sales to Falikang is discussed under the China Performance Obligation section below. The related net product revenue recognized from the sales to Falikang was $218.6 million and $159.0 million for the years ended December 31, 2025 and 2024, respectively, and were included in the discontinued operations in the consolidated statements of operations together with the sales directly to distributors, resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed in Note 3, Discontinued Operations and Divestiture.

Accounting for the AstraZeneca Agreements

The Company evaluated whether the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement should be accounted for as a single or separate arrangements and concluded that the agreements should be accounted for as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement, and therefore upfront and other non-contingent consideration received and to be received has been pooled together and allocated to each of the performance obligations in both the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement based on their relative SSPs.

For each of the AstraZeneca agreements, the Company has evaluated the promised services within the respective arrangements and has identified performance obligations representing those services and bundled services that are distinct.Promised services that were not distinct have been combined with other promised services to form a distinct bundle of promised services, with revenue being recognized on the bundle of services rather than the individual promised services. There are no right-of-return provisions for the delivered items in the AstraZeneca agreements.

The transaction price related to consideration received and accounts receivable through the termination of the AstraZeneca U.S./RoW Agreement has been allocated to each of the performance obligations under the AstraZeneca U.S./RoW Agreement and AstraZeneca China Agreement, including $344.5 million for license, $625.5 million for co-development, information sharing and committee services, and $573.4 million for China Performance Obligation (cumulative revenue through the third quarter of 2025) that is recognized as product revenue, net, included in discontinued operations as described under China Performance Obligation section below.

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

In accordance with the AstraZeneca China Amendment, substantially all product sales will be made by Falikang directly to the distributors in China, while the Company continues to sell directly in one province in China. Revenue is recognized at a point in time when control of roxadustat commercial product is transferred to Falikang. See the China Performance Obligation section below. The related net product revenue is included in the discontinued operations in the consolidated statements of operations, resulting from the Share Purchase Agreement with AstraZeneca Treasury Limited as discussed in Note 3, Discontinued Operations and Divestiture.

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

The roxadustat sales to Falikang marked the beginning of the Company’s China Performance Obligation under the Company’s agreements with AstraZeneca. Product revenue is based on the transaction price of the China Performance Obligation. Revenue is recognized when control of the product is transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Periodically, the Company updates its assumptions such as total sales quantity, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Any net transaction price in excess of the revenue recognized is added to the deferred balance, and recognized in future periods as the performance obligation is satisfied.

As discussed in Note 3, Discontinued Operations and Divestiture, the divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture. As a result, all the previously deferred revenues were recognized as revenue during the third quarter of 2025. The following table includes a roll-forward of the related deferred revenue that was considered as a contract liability that was not included in the disposal group held for sale as of December 31, 2024 (in thousands):

	Balance at December 31, 2024	Additions	Recognized as Revenue (Discontinued Operations)	Currency Translation and Other	Balance at December 31, 2025
AstraZeneca China performance obligation - deferred revenue	$(132,097)	$(82,494)	$218,575	$(3,984)	$—

The related net product revenue recognized from the sales to Falikang was $218.6 million and $159.0 million for year ended December 31, 2025 and 2024, respectively, which were included in the discontinued operations in the consolidated statements of operations together with the sales directly to distributors.

Drug Product Revenue, Net

Drug product revenue from commercial-grade API or bulk drug product sales to Astellas and AstraZeneca was as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Astellas Japan Agreement	$793	$(2,872)
Astellas Europe Agreement	5,055	4,874
AstraZeneca U.S./RoW Agreement	—	25,671
Drug product revenue, net	$5,848	$27,673

Astellas Japan Agreement

For the year ended December 31, 2025, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded an adjustment to the drug product revenue of $0.8 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect the changes in the estimated bulk product strength mix intended to be manufactured by Astellas and foreign exchange impacts, among others.

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

As of December 31, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $1.6 million in accrued liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2024, the balances related to the API price true-up under the Astellas Japan Agreement were $2.5 million in accrued liabilities and $0.6 million in other long-term liabilities.

Astellas Europe Agreement

During the fourth quarter of 2025, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.3 million as drug product revenue, and recorded $2.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2025, the Company reclassified $1.8 million from the related deferred revenue to accrued liabilities. As of December 31, 2025, the related balance in accrued liabilities was $5.4 million, representing the Company’s best estimate that this amount will be paid within the next 12 months.

During the fourth quarter of 2024, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.6 million as drug product revenue, and recorded $4.4 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the year ended December 31, 2024, the Company reclassified $7.2 million from the related deferred revenue to accrued liabilities. As of December 31, 2024, the related balance in accrued liabilities was $10.5 million, and the Company paid $7.1 million to Astellas during the year ended December 31, 2025.

The Company recognized royalty revenue of $4.8 million and $4.3 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement during the years ended December 31, 2025 and 2024, respectively. The remainder of the deferred revenue will be recognized as and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2024	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at December 31, 2025
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(9,901)	$(2,210)	$4,778	$1,764	$(5,569)

AstraZeneca U.S./RoW Agreement

As described under AstraZeneca Agreements section above, pursuant to the AstraZeneca Termination and Transition Agreement related to the AstraZeneca U.S./RoW Agreement, the Company and AstraZeneca settled the outstanding balances relating to past transactions under the AstraZeneca Master Supply Agreement. Accordingly, during the year ended December 31, 2024, the Company accounted for the termination of the AstraZeneca U.S./RoW Agreement as a contract modification under the ASC 606 and recorded a cumulative catch-up net adjustment of $25.7 million to the drug product revenue and correspondingly recorded the related cost of goods sold of $14.6 million.

5. Consolidated Variable Interest Entity - Fortis

In May 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics (“Fortis”) with its novel Phase 1 ADC, FOR46 (now referred to as “FG-3246”), that targets a novel epitope on CD46 preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of mCRPC with potential applicability in other solid tumors and hematologic malignancies. If the Company exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from the Company up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If the Company acquires Fortis, it would also be responsible to pay University of California, San Francisco (“UCSF”), an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and UCSF. If the Company chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), the Company has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by the Company, and manufacturing of FG-3246 option period (which ends on December 31, 2027). As part of the clinical development strategy, the Company will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection. Additionally, the Company is obligated to pay Fortis in support of its continued development activities, and the Company fulfilled such obligation with a last payment of $1.7 million in the first quarter of 2024.

Pursuant to the guidance under ASC 810, the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date, and continues to consolidate as of December 31, 2025.

The transaction was accounted for as an asset acquisition under ASC 805, Business Combinations, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable in-process research and development (“IPR&D”) asset. The fair value of the consideration transferred was zero. The Company determined that the above mentioned quarterly payments to support Fortis’ continued development obligations should not be included in the purchase consideration, as those payments are payable to Fortis rather than to its shareholders.

Fortis has authorized and issued common shares and Series A preferred shares. The Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired prior the Option Acquisition Date and carried at zero cost. The NCI attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders.The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling shares holders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

The Company expensed fair value of the acquired IPR&D assets as research and development expense in 2023. The fair value of Fortis (enterprise value) and the fair value of nonredeemable NCI and redeemable NCI were determined based on the above-mentioned option exercise payment of $80.0 million and contingent payments up to $200.0 million, weighted with probability and expected timing of the underlying events, and discounted by the Company’s estimated market level cost of debt.

As of December 31, 2025 and 2024, total assets and liabilities of Fortis were immaterial. For the years ended December 31, 2025 and 2024, Fortis’ net income (losses) was immaterial.

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

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$24,302	$—	$—	$24,302
Corporate bonds	—	27,817	—	27,817
Commercial paper	—	17,797	—	17,797
U.S. government bonds	31,922	4,991	—	36,913
Total	$56,224	$50,605	$—	$106,829

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$28,241	$—	$—	$28,241
Commercial paper	—	14,269	—	14,269
U.S. government bonds	2,987	2,981	—	5,968
Total	$31,228	$17,250	$—	$48,478

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the years ended December 31, 2025 and 2024, the transfers of assets between levels was a total of $22.8 million and $26.3 million transfer from Level 1 to Level 2, respectively, as such US treasury notes and bills were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

7. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash	$2,309	$2,004
Commercial paper	11,272	14,269
Money market funds	24,302	28,241
U.S. government bonds	9,989	5,968
Total cash and cash equivalents	$47,872	$50,482

Investments

As of December 31, 2025, The Company’s investments consist primarily of available-for-sale debt investments and the amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the tables below (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$27,800	$17	$—	$27,817
Commercial paper	6,525	—	—	6,525
U.S. government bonds	26,903	21	—	26,924
Total investments	$61,228	$38	$—	$61,266

As of December 31, 2025, the available-for-sale investments had remaining contractual maturities within two years.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any other-than-temporary impairment loss during the two years ended December 31, 2025.

The Company did not have any short-term or long-term investments as of December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Insurance proceeds receivable for litigation settlement	$—	$28,500
Holdback consideration receivable related to divestiture	4,000	—
Prepaid assets	1,015	1,903
Other current assets	1,121	1,139
Total prepaid expenses and other current assets	$6,136	$31,542

As of December 31, 2025, the Company recorded a $4.0 million receivable in prepaid expenses and other current assets for the second holdback related to the closing of the divestiture of FibroGen International. See Note 3, Discontinued Operations and Divestiture, for details.

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

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Preclinical and clinical trial accruals	$3,066	$6,327
API and bulk drug product price true-up	6,977	13,071
Litigation settlement	—	28,500
Payroll and related accruals	3,983	4,640
Accrued restructuring charge	537	4,572
Professional services	2,465	2,049
Current portion of liability related to sale of future revenues	1,334	460
Other	1,821	2,416
Total accrued and other current liabilities	$20,183	$62,035

The accrued liabilities of $7.0 million and $13.1 million for API and bulk drug product price true-up as of December 31, 2025 and 2024, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. During the fourth quarter of 2025, the Company paid $7.1 million to Astellas related to accrued amounts. See the Drug Product Revenue, Net section in Note 4, Collaboration Agreements, License Agreement and Revenues, for details.

As of December 31, 2024, the accrued litigation settlement of $28.5 million was related to the Company’s agreement in principle with plaintiffs to settle the class action lawsuit, which was fully distributed during the first quarter of 2025 as mentioned above. See the Prepaid Expenses and Other Current Assets section above, and the Legal Proceedings and Other Matters section in Note 11, Commitments and Contingencies, for details.

Responding to the reported results for pamrevlumab in July 2024, the Company implemented an immediate and significant cost reduction plan in the U.S., including terminating pamrevlumab research and development investment and expeditiously wind down remaining obligations, and reducing U.S. workforce by approximately 75%. As a result, the Company recorded a total of $19.5 million non-recurring restructuring charge during the year ended December 31, 2024, primarily consisting of notice period and severance payments, accrued vacation, and employee benefits contributions. Total cash payments under the reduction in force were $3.5 million and $16.5 million for the years ended December 31, 2025 and 2024, respectively. The remaining accrued restructuring charge of $0.5 million as of December 31, 2025 will be paid out in 2026.

8. Senior Secured Term Loan Facilities

In April 2023, the Company entered into a financing agreement (“Financing Agreement”) with investment funds managed by MSTV, as lenders (the “Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities, and received $74.1 million, representing the Initial Term Loan of $75.0 million net of $0.9 million issuance costs.

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

The initial issuance costs and the related transaction costs, totaling $3.7 million were amortized as interest expense using the effective interest method over the term of the Initial Term Loan and were reported on the balance sheet as a direct deduction from the amount of the Initial Term Loan. The effective annual interest rate of the Initial Term Loan was 16.13% for the year ended December 31, 2025. The Company recorded interest expense of $7.8 million and $11.7 million for the year ended December 31, 2025 and 2024, respectively, which were included in discontinued operations as the Company was required to repay the loan upon the closing of the divestiture FibroGen International.

On August 29, 2025, upon the above-mentioned Transaction close, the Company paid the Lenders a total of $80.9 million, including $75.0 million for paying off the senior secured term loan facilities, $0.4 million for outstanding interest and $5.5 million for related premium and fees. Accordingly, the Company recorded a loss on debt extinguishments of $6.6 million, including the $5.5 million of prepayment premium and fees and a $1.1 million amortization of issuance costs, for the year ended December 31, 2025.

The Company’s senior secured term loan facilities as of December 31, 2024 were as follows (in thousands):

December 31, 2024
Principal of senior secured term loan facilities	$75,000
Less: Unamortized issuance costs and transaction costs	(1,908)
Senior secured term loan facilities, ending balance	$73,092
Representing:
Senior secured term loan facilities, current	$—
Senior secured term loan facilities, non-current	$73,092

9. Liability Related to Sale of Future Revenues

In November 2022, the Company entered into a revenue interest financing agreement (the “RIFA”) with NQ Project Phoebus, L.P. (“NovaQuest”), pursuant to which the Company granted NovaQuest 22.5% of its drug product revenue and 10.0% (20.0% for fiscal year 2028 and thereafter) of its revenue from milestone payments that it is entitled to under the Astellas Agreements, for a consideration of $50.0 million (“Investment Amount”) before advisory fees.

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.21% as of December 31, 2025.

The table below shows the activity of the liability related to sale of future revenues for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Liability related to sale of future revenues - beginning balance	$59,324	$57,067
Interest paid	(450)	(5,653)
Interest expense recognized	8,440	7,910
Liability related to sale of future revenues - ending balance	67,314	59,324
Less: Current portion classified to accrued and other current liabilities	(1,334)	(460)
Liability related to sale of future revenues, non-current	$65,980	$58,864

During the years ended December 31, 2025 and 2024, the Company recognized, under Astellas Agreements, development revenue of $0.6 million and $1.4 million, respectively, and drug product revenue of $5.8 million and $2.0 million, respectively. See Note 4, Collaboration Agreements, License Agreement and Revenue, for details.

During the years ended December 31, 2025 and 2024, the Company recognized the related interest expense of $8.4 million and $7.9 million, respectively. During the years ended December 31, 2025 and 2024, the Company paid $0.5 million and $5.7 million accrued interest, respectively.

Based on the current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms discussed above, the Company anticipates to reach a Payment Cap up to $125.0 million by 2031.

10. Product Development Obligations

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

If the research work funded by TEKES does not result in an economically profitable business or does not meet its technological objectives, TEKES may, on application from FibroGen Europe, forgive each of these loans, including accrued interest, either in full or in part. As of December 31, 2025 and 2024, the Company had U.S. Dollar equivalent of $11.1 million and $9.8 million of principal outstanding, respectively, and $8.5 million and $7.2 million of interest accrued, respectively, which were presented in the product development obligations line on the consolidated balance sheets.

The Company is not a guarantor of these loans, and the principal or the accrued interest of these loans are not repayable by FibroGen Europe until it has distributable funds.

11. Commitments and Contingencies

Contract Obligations

As of December 31, 2025, the Company had outstanding total non-cancelable purchase obligations of $3.3 million for general purchases and other programs and $2.3 million for manufacture and supply of roxadustat, expected to pay within the next twelve months. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

See Note 9, Liability Related to Sale of Future Revenues and Note 10, Product Development Obligations for details of the respective obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, in its consolidated balance sheet as of December 31, 2025.

Between April 2021 and May 2021, five putative securities class action complaints were filed against the Company and certain of its former executive officers in the U.S. District Court for the Northern District of California. On October 17, 2023, the parties reached an agreement in principle to settle the class action at $28.5 million. The Court approved the settlement Plan of Allocation on May 28, 2024 and Plaintiffs’ motion for attorney’s fees on August 1, 2024. The court entered a class distribution order on January 1, 2025 and the amount was fully distributed during the first quarter of 2025. The settlement was fully covered by insurance.

In the fourth quarter of 2021, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting documents related to roxadustat’s pooled cardiovascular safety data. The SEC followed up with a subpoena for additional documents in the second quarter of 2024. In May 2025, the Company entered into a settlement with the SEC. As part of the settlement, and without admitting or denying the findings in the settlement offer or administrative order to be issued by the SEC, the Company agreed to pay a $1.25 million civil penalty. In September 2025, the agreement was approved by the Commission and the Company has been making payments to the agreed upon payment schedule.

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

Indemnification Agreements

The Company enters into standard indemnification arrangements in the ordinary course of business, including for example, service, manufacturing and collaboration agreements. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, including in connection with intellectual property infringement claims by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the extent permissible under applicable law.

There is currently one SEC complaint against the Company's former Chief Medical Officer in U.S. District Court. While the Company is not a party to this proceeding, pursuant to its indemnification agreement with the former officer, the Company is obligated to advance certain legal expenses and may be required to indemnify certain costs and judgments; however, certain judgments, settlements, or fines sought by the SEC would not be covered by the Company under the indemnification agreement.

As of December 31, 2025, the Company’s accrued liabilities related to these obligations were not material. The Company is unable to reasonably estimate the total amount of future indemnification costs beyond amounts currently accrued due to the early stage of the litigation and significant uncertainties regarding the duration, scope, and outcome of the proceedings.

12. Equity and Stock-based Compensation

Common Stock

On June 16, 2025, the Company effected the Reverse Stock Split. Proportionate adjustments have been made to the number of shares available for issuance under the Company’s equity incentive plans as well as outstanding equity awards, in accordance with their respective terms. Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

Shares of Common Stock outstanding, shares of stock plans outstanding and shares reserved for future issuance related to stock options and RSU grants and the Company’s Employee Stock Purchase Plan (“ESPP”) purchases are as follows (in thousands):

	December 31,
	2025	2024
Common stock outstanding	4,047	4,037
Stock options outstanding	373	389
RSUs outstanding	16	53
Shares reserved for future stock options and RSUs grant	818	776
Shares reserved for future ESPP offering	265	265
Total shares of common stock reserved	5,519	5,520

At-the-Market Program

On February 24, 2025, the Company entered into an Equity Distribution Agreement with BofA Securities, Inc. (“BofA”), under which it may offer and sell its common stock having aggregate sales proceeds of up to $30.0 million from time to time through BofA as its sales agent. The Company did not sell any shares of common stock under this ATM program during the years ended December 31, 2025.

Stock Plans

Stock Option and RSU Plans

In September 2014, the Company adopted a 2014 Equity Incentive Plan (the “2014 Plan”) which became effective in November 2014. The 2014 Plan is the successor equity compensation plan to the 2005 Plan. The 2014 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, performance stock awards, performance cash awards, restricted stock units and other stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules were determined by the Company at the time of issuance and generally have a four year vesting schedule. Options generally expire ten years from the date of grant . Unvested options exercised are subject to the Company’s repurchase right.

In June 2024, the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), the successor to and continuation of the 2014 Plan, became effective. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance stock awards to employees, directors and consultants. Stock options granted must be at prices not less than 100% of the fair market value at date of grant. Option vesting schedules are determined by the Company at the time of issuance and generally have a four year vesting schedule. Options generally expire ten years from the date of grant. Unvested options exercised are subject to the Company’s repurchase right. As of December 31, 2025, the Company has reserved 823,929 shares of its common stock that remains unissued for issuance under the 2024 Plan.

Issuance of shares upon share option exercise or share unit conversion is made through issuance of new shares authorized under the plan.

Certain Common Stock option holders have the right to exercise unvested options, subject to a right held by the Company to repurchase the stock, at the original exercise price, in the event of voluntary or involuntary termination of employment of the stockholder. The shares are generally released from repurchase provisions ratably over four years. The Company accounts for the cash received in consideration for the early exercised options as a liability. At December 31, 2025 and 2024, no shares of Common Stock were subject to repurchase by the Company.

In February 2023, the Company granted 6,366 total shares of PRSUs to certain executives for the performance period beginning January 1, 2023 and ending December 31, 2026. In February 2022, the Company granted 11,218 total shares of PRSUs to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for PRSUs range from 0% to 200% of the target number of shares depending on achievement relative to the predefined clinical performance metrics and continued employment with the Company. During the year ended December 31, 2025, 93 shares of the PRSUs have vested and been released.

In February 2023, the Company granted 6,366 total shares of TSR awards to certain executives for the performance period beginning January 1, 2023 and ending December 31, 2026. In February 2022, the Company granted 11,218 total shares of TSR awards to certain executives for the performance period beginning January 1, 2022 and ending December 31, 2025. The ultimate number of shares eligible to vest for the TSR awards range from 0% to 200% of the target number of shares depending on the TSR of the Company’s common stock as compared to companies in the NBI index, and continued employment with the Company. During the year ended December 31, 2025, no TSR awards shares have vested and been released.

Stock option transactions, including forfeited options granted under the 2024 Plan as well as prior plans, are summarized below:

	Shares (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2024	389	$400.52
Granted	263	15.14
Forfeited	(82)	59.65
Expired	(197)	577.45
Outstanding at December 31, 2025	373	110.26	8.23	$30
Vested and expected to vest, December 31, 2025	329	122.04	8.15	28
Exercisable at December 31, 2025	146	$240.24	7.33	$12

The estimated weighted-average fair value of the stock options granted during the years ended December 31, 2025 and 2024 was $15.14 and $43.43, respectively. There was no option exercised during the years ended December 31, 2025 and 2024.

The following table summarizes the activities of RSUs, PRSUs and TSR awards:

	Shares (In thousands)	Weighted Average Fair Value at Grant
Unvested at December 31, 2024	53	$235.21
Granted	—	—
Vested	(18)	205.80
Forfeited	(19)	289.51
Unvested at December 31, 2025	16	$201.50

Among the vested RSUs during the year ended December 31, 2025, 10,204 shares were released and issued, while the remaining was withheld for the related payroll taxes. There was no awards granted during the year ended December 31, 2025. The estimated weighted-average fair value of the awards granted during the years ended December 31, 2024 was $44.47.

ESPP

In September 2014, the Company adopted a 2014 ESPP that became effective in November 2014. The 2014 ESPP is designed to enable eligible employees to periodically purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or IRS limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. Purchases are accomplished through participation in discrete offering periods. The 2014 ESPP is intended to qualify as an ESPP under Section 423 of the Internal Revenue Code. The Company has reserved 64,000 shares of its common stock for issuance under the 2014 ESPP. There were 14,163 shares purchased by employees under the 2014 ESPP during the years ended December 31, 2024. The 2014 ESPP was suspended as of December 31, 2024.

Stock-Based Compensation

Stock-based compensation expense was recorded directly to research and development and selling, general and administrative expense for the years the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$2,322	$12,064
Selling, general and administrative	4,023	11,381
Total stock-based compensation expense	$6,345	$23,445

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
•
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future.

The assumptions used to estimate the fair value of stock options granted and ESPPs using the Black-Scholes option valuation model were as follows:

	Years Ended December 31,
	2025	2024
Stock Options
Expected term (in years)	5.4	6.1
Expected volatility	123.8%	113.7%
Risk-free interest rate	4.3%	4.2%
Expected dividend yield	—	—
Weighted average estimated fair value	$13.23	$1.49

ESPPs
Expected term (in years)	—	0.5 - 2.0
Expected volatility	—%	61.5 - 271.2%
Risk-free interest rate	—%	2.6 - 5.3%
Expected dividend yield	—	—
Weighted average estimated fair value	$—	$1.67

The assumptions used to estimate the fair value of the TSR awards using the Monte Carlo valuation model were as follows:

	Year Ended December 31,
	2025	2024
TSR awards
Expected term (in years)	3.9	3.9
Expected volatility	69.0 - 73.3%	69.0 - 73.3%
Risk-free interest rate	1.8 - 4.2%	1.8 - 4.2%
Expected dividend yield	—	—
Weighted average estimated fair value	$759.23	$737.88

As of December 31, 2025, there was $3.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested stock option awards granted that will be recognized on a straight-line basis over the weighted-average period of 2.50 years. As of December 31, 2025, there was $1.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested RSUs, PRSUs and TSR awards granted that will be recognized on a straight-line basis over the weighted-average period of 1.73 years.

Subsidiary Stock and Non-Controlling Interests

FibroGen Europe

FibroGen Europe has a total of 42,619,022 shares of Preferred Stock outstanding, of which there are 1,700,845 shares of Series A Preferred Stock, 1,875,000 shares of Series B Preferred Stock, 1,599,503 shares of Series C Preferred Stock, 1,520,141 shares of Series D Preferred Stock, 459,565 shares of Series E Preferred Stock, 5,714,332 shares of Series F Preferred Stock, 9,927,500 shares of Series G Preferred Stock and 19,822,136 shares of Series H Preferred Stock, all of which shares no longer have any right to be exchanged for the Company’s Common Stock. Of all the Preferred Stock outstanding, a total of 37,184,807 shares are owned by Kyntra Bio and 5,434,215 shares are owned by minority shareholders. In addition, FibroGen Europe has 7,800,000 common shares outstanding owned by Kyntra Bio. The holders of FibroGen Europe’s shares of Preferred Stock (“Preferred Shares”) have the following rights, preferences and privileges:

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

Non-controlling interest positions related to the issuance of FibroGen Europe’s stock are reported as a separate component of consolidated equity from the equity attributable to the Company’s stockholders. In addition, the Company does not allocate losses to the non-controlling interests as the outstanding shares representing the non-controlling interest do not represent a residual equity interest in FibroGen Europe.

FibroGen Cayman

FibroGen Cayman has 15,836,966 Series A Preference Shares outstanding, including 10,484,260 shares owned by Kyntra Bio. and 5,352,706 shares owned by minority shareholders, and 78,000,000 common shares outstanding owned by Kyntra Bio. The holders of the FibroGen Cayman Series A Preference Shares have the following rights, preferences and privileges:

Liquidation — In the event of liquidation, dissolution, or winding up of the entity, either voluntary or involuntary, including by means of a merger, the holders of FibroGen Cayman Series A Preference Shares are entitled to be paid an amount equal to their liquidation preference as set forth in the FibroGen Cayman Amended and Restated Memorandum and Articles of Association (the “Articles”), i.e. the product of the number of shares held by a holder of shares of FibroGen Cayman Series A Preference Shares and the original issue price of $1.00 (subject to equitable adjustment for any stock dividend, combination, split, reclassification, recapitalization) plus all declared and unpaid dividends thereon.

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

The discontinued operations sold under the Transaction discussed in the above Note 3, Discontinued Operations and Divestiture, consisted substantially all the assets owned by FibroGen Cayman, and therefore triggered liquidation distribution process of FibroGen Cayman based on its Articles.

Accordingly, during the year ended December 31, 2025, the Company distributed a total of $5.4 million to FibroGen Cayman’s minority shareholders ($1.00 for each of the FibroGen Cayman Series A Preference Shares held by the minority shareholders), and correspondingly recorded a reduction to the related nonredeemable non-controlling interests of $7.5 million and an adjustment to additional paid-in capital of $2.1 million, for such distribution.

Any further distribution, if applicable, will be paid out on a pro-rata basis to the holders of all common and Series A Preference shares of FibroGen Cayman, and is subject to future adjustments, if any, including additional proceeds received from the holdbacks related to the Transaction, and future costs of FibroGen Cayman.

13. Net Loss Per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a loss from continuing operations for each of the years ended December 31, 2025 and 2024. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, RSUs, PRSUs, TSR awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Years Ended December 31,
	2025	2024
Employee stock options	465	538
RSUs, PRSUs and TSR awards	33	125
ESPP	—	18
	498	681

14. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(47,917)	$(142,819)
Foreign	(10,377)	(10,548)
Loss before benefit for income taxes	$(58,294)	$(153,367)

The benefit for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Foreign	(90)	(269)
Total current	(90)	(269)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Benefit from income taxes	$(90)	$(269)

A reconciliation of the benefit for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows:

	Years Ended December 31, 2025
	Amount	%
Tax at statutory federal rate	$(12,242)	21.0%
State tax, net of federal benefit	—	—%
Foreign Tax Effects
Foreign Rate Differential – Cayman Islands	2,110	(3.6)%
Foreign Rate Differential – Finland	76	(0.1)%
Effect of cross-border tax laws
Global intangible low-taxed income	62,730	(107.6)%
Other	(90)	0.2%
Tax credits	578	(1.0)%
Change in valuation allowance	(59,391)	101.9%
Worldwide changes in unrecognized tax benefits	(180)	0.3%
Nondeductible items
Stock based compensation	5,591	(9.6)%
Disallowed interest	448	(0.8)%
Other	9	—%
Other	271	(0.5)%
Total	$(90)	0.2%

The following is the reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for year ended in December 31, 2024, prior to the adoption of ASU 2023-09, is as follows:

Years Ended December 31,
2024
Tax at statutory federal rate	21.0%
State tax	—%
Stock-based compensation expense	(3.2)%
Net operating losses not benefitted	(13.9)%
Foreign net operating losses not benefitted	(1.4)%
Deduction limitation on executive compensation	—%
Global intangible low-taxed income	(2.1)%
Other	(0.2)%
Total	0.2%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Federal and state net operating loss carryforwards	$173,195	$206,365
Tax credit carryforwards	128,924	129,320
Foreign net operating loss carryforwards	112	120
Capitalized research and development expenses	64,293	83,329
Stock-based compensation	2,128	6,365
Lease obligations	12	22
Reserves and accruals	4,760	4,418
Deferred revenue	—	7,785
Intangible assets	14,135	15,036
Other	6	—
Subtotal	387,565	452,760
Less: Valuation allowance	(387,555)	(452,740)
Net deferred tax assets	10	20

Fixed assets	(10)	(20)
Non-deductible accrued expenses	—	—
Net deferred tax liabilities	(10)	(20)
Total net deferred tax assets	$—	$—

A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of the deferred tax assets for which a valuation allowance has not been recognized is based on upon the reversal of existing temporary differences and future taxable income.

The valuation allowance decreased by $65.2 million for the year ended December 31, 2025 and increased by $26.4 million for the years ended December 31, 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in the future tax returns, the Company has established a valuation allowance against its otherwise recognizable net deferred tax assets.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

At December 31, 2025, the Company had net operating loss carryforwards available to offset future taxable income of approximately $787.4 million and $145.4 million for federal and state tax purposes, respectively. $140.5 million of the federal net operating loss carryforwards will begin to expire in 2035 if not utilized, while the remainder can be carried forward indefinitely. The state net operating loss carryforward will begin to expire in 2031 if not utilized. The Company also had foreign net operating loss carryforwards of approximately $0.6 million, which expire between 2026 and 2034 if not utilized.

At December 31, 2025, the Company had approximately $153.8 million of federal and $53.7 million of California research and development tax credit and other tax credit carryforwards available to offset future taxable income. The federal credits begin to expire in 2026 and the California research credits have no expiration dates.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including restoring 100% bonus depreciation, eliminating the capitalization requirement for domestic research and experimentation, and changing the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted in the third quarter of 2025. The provisions do not have a material impact on the Company’s financial statements.

Uncertain Tax Positions

The Company had unrecognized tax benefits of approximately $74.5 million as of December 31, 2025. Approximately $0.4 million of unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest accrued as of December 31, 2025 and 2024 was immaterial.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the two years ended December 31, 2025 is as follows (in thousands):

Federal and State
Balance as of December 31, 2023	$70,710
Decrease due to prior positions	(156)
Increase due to current year position	3,920
Foreign exchange rate differential	(153)
Balance as of December 31, 2024	74,321
Decrease due to prior positions	(229)
Increase due to current year position	372
Foreign exchange rate differential	—
Balance as of December 31, 2025	$74,464

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company classifies interest and penalties as a component of tax expense, if any.

The Company files income tax returns in the U.S. federal jurisdiction, U.S. state and other foreign jurisdictions. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The foreign statute of limitation generally remains open from 2015 to 2025. The Company is not currently under audit in any tax jurisdiction. The Company did not have any cash payment for income taxes for the years ended December 31, 2025 and 2024.

15. Segment and Geographic Information

The Company has one operating and reporting segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net income (loss) as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s consolidated statements of operations. These significant segment expenses include cost of goods sold, research and development expenses, selling, general and administrative expenses, and restructuring charge. Other segment items that are presented on the consolidated statements of operations include interest expense, loss on debt extinguishments, interest income and other income (expense), net, and provision for (benefit from) income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Supplemental enterprise-wide information is presented below.

Geographic Revenues

Geographic revenues, which are based on the region that revenue is generated, are as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$—	$26,114
Europe	5,643	6,270
Japan	797	(2,854)
China	—	91
Total revenue	$6,440	$29,621

Customer Concentration

The Company’s revenues have been generated from the following collaboration partners that individually accounted for 10% or more of the Company’s total revenue:

	Percentage of Revenue
	Years Ended December 31,
	2025	2024
AstraZeneca	—%	88%
Astellas	100%	12%

Schedule II: Valuation and Qualifying Accounts

(in thousands)

			Charged
		Charged	to Other
	Balance at	(Credited)	Accounts -
	Beginning of	to Statement	Liabilities	Deductions,	Balance at
	Year	of Operation	and Equity	Net	End of Year
Valuation allowances for deferred tax assets
Year ended December 31, 2025	$452,740	$(65,185)	$—	$—	$387,555
Year ended December 31, 2024	$426,355	$26,385	$—	$—	$452,740

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) are certifications of our Chief Executive Officer and our Chief Financial Officer required by Rule 13a-14(a) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Rule 13a-14(a) and 15d-15(e) Certifications”). This Controls and Procedures section of the Annual Report includes the information concerning the controls evaluation referred to in the Rule 13a-14(a) and 15d-15(e) Certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated our internal control over financial reporting as of December 31, 2025, the end of our fiscal year, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm as we are a non-accelerated filer and a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems in the U.S. in the first quarter of 2026. While we expect the ERP implementation to improve the efficiency of certain financial and transactional processes, the related changes will materially affect our internal control over financial reporting beginning in the first quarter of 2026, and we have been monitoring such changes during the implementation process.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections titled “Proposal 1 – Election of Directors” and “Directors and Corporate Governance” in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”). The information required by this item regarding our executive officers is incorporated by reference to the section titled “Executive Officers” appearing in our 2026 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section titled “Delinquent Section 16(a) Reports” appearing in our 2026 Proxy Statement.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics can be found on our website (www.kyntrabio.com) under “Corporate Governance.” The contents of our website are not a part of this Annual Report.

In addition, we intend to promptly disclose the nature of any amendment to, or waiver from, our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” appearing in our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Transactions with Related Persons” and “Directors and Corporate Governance” appearing in our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the proposal titled “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report:

1. Consolidated Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules

Schedule II is included on page 111. All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits—We have filed, or incorporated into this Annual Report by reference, the exhibits listed below. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. Refer to the end of this table for a listing of cross-reference documents.

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws.	8-K	001-36740	3.1	04/04/2025

3.3	First Amendment to Amended and Restated Bylaws.	8-K	001-36740	3.2	01/07/2026

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-36740	3.1	06/12/2025

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-36740	3.1	01/07/2026

4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

4.2	Shareholders’ Agreement by and among FibroGen International (Cayman) Limited and certain of its shareholders, dated as of September 8, 2017.	10-Q	001-36740	4.6	11/8/2017

4.4	Description of Capital Stock.	10-K	001-36740	4.4	3/2/2020

10.1+*	2024 Equity Incentive Plan.	—	—	—	—

10.1(ii)+*	Form of Restricted Stock Unit Grant Notice and Award Agreement (2024 Equity Incentive Plan).	—	—	—	—

10.1(iii)+*	Form of Stock Option Grant Notice and Option Agreement (2024 Equity Incentive Plan).	—	—	—	—

10.2+*	2014 Equity Incentive Plan and forms of agreement thereunder.	—	—	—	—

10.3+*	2014 Employee Stock Purchase Plan.	—	—	—	—

10.4+	Non-Employee Director Compensation Policy, as amended, dated April 22, 2024.	10-Q	001-36740	10.3	5/6/2024

10.5+*	Bonus Plan.	—	—	—	—

10.6+*	Form of Employment Offer Letter.	—	—	—	—

10.7†	Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of June 1, 2005.	10-Q	001-36740	10.1	11/5/2020

10.8†	Amendment No. 1 to Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of January 1, 2013.	10-K	001-36740	10.9(i)	2/27/2019

10.9†	Amendment No.2 to Collaboration Agreement, by and between Astellas Pharma, Inc. and FibroGen, Inc., dated June 6, 2025.	10-Q	001-36740	10.1	8/11/2025

10.10†	Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.12	10/1/2014

10.11†	Amendment to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of August 31, 2006.	S-1	333-199069	10.13	10/1/2014

10.12	Amendment No. 2 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of December 1, 2006.	S-1	333-199069	10.14	10/1/2014

10.13†	Supplement to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., effective as of April 28, 2006.	S-1	333-199069	10.15	10/1/2014

10.14†	Amendment No. 3 to Anemia License and Collaboration Agreement, by and between FibroGen, Inc. and Astellas Pharma Inc., dated as of May 10, 2012.	S-1	333-199069	10.16	10/1/2014

10.15+*	Form of Indemnity Agreement by and between Kyntra Bio, Inc. and its directors and officers.	—	—	—	—

10.16†	Commercial Supply Agreement by and between FibroGen, Inc. and Catalent Pharma Solutions, LLC, effective as of January 1, 2020.	10-K	001-36740	10.28	3/2/2020

10.17†	Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective March 2, 2020.	8-K	001-36740	99.1	3/24/2020

10.18†	Amendment No.1 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective May 11, 2020.	10-Q	001-36740	10.2	8/6/2020

10.19†	Amendment No. 2 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd. and STA Pharmaceutical Hong Kong Limited, effective July 24, 2020.	10-Q	001-36740	10.8	11/5/2020

10.20†	Astellas EU Supply Agreement by and between FibroGen, Inc. and Astellas Pharma Europe Ltd, effective as of January 1, 2021.	10-Q	001-36740	10.2	5/10/2021

10.21†	Amendment No. 3 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of January 12, 2021.	10-Q	001-36740	10.3	5/10/2021

10.22†	Amendment No. 4 to Master Supply Agreement by and among FibroGen, Inc., Shanghai SynTheAll Pharmaceutical Co., Ltd., and STA Pharmaceutical Hong Kong Limited, dated as of October 29, 2021.	10-K	001-36740	10.36	2/28/2022

10.23+*	Form of Executive Officer Change in Control and Severance Agreement.	—	—	—	—

10.24	ATM Equity Offering Sales Agreement, by and between FibroGen, Inc. and BofA Securities, Inc., dated as of February 24, 2025.	8-K	001-36740	1.1	2/24/2025

10.25†	Revenue Interest Financing Agreement by and between FibroGen, Inc. and NQ Project Phoebus, L.P., dated as of November 4, 2022.	10-K	001-36740	10.46	2/27/2023

10.26†	Letter Agreement by and among Astellas Pharma Inc., Astellas Pharma Europe Ltd., and FibroGen, Inc., effective as of November 4, 2022.	10-K	001-36740	10.47	2/27/2023

10.27†	Amendment No.1 to Commercial Supply Agreement (Roxadustat) by and between FibroGen, Inc. and its Affiliates and Catalent Pharma Solutions, LLC, effective as of January 1, 2023.	10-Q	001-36740	10.2	5/8/2023

10.28+	Offer Letter, dated July 23, 2023, between FibroGen, Inc. and Thane Wettig.	8-K	001-36740	10.1	7/25/2023

10.29†	First Amended and Restated Evaluation Agreement by and between FibroGen, Inc. and Fortis Therapeutics, Inc., dated June 6, 2024.	10-Q	001-36740	10.2	8/6/2024

10.30†	First Amended and Restated Option Agreement and Plan of Merger by and among FibroGen, Inc., Fortis Therapeutics, Inc., and Shareholder Representative Services LLC, dated June 6, 2024.	10-Q	001-36740	10.3	8/6/2024

10.31†	Amendment No.1 to the First Amended and Restated Evaluation Agreement, by and between Fortis Therapeutics and FibroGen, Inc., dated as of March 28, 2025.	10-Q	001-36740	10.2	5/12/2025

10.32†	Amendment No.1 to the First Amended and Restated Option Agreement and Plan of Merger, by and between Fortis Therapeutics and FibroGen, Inc., dated as of March 28, 2025.	10-Q	001-36740	10.3	5/12/2025

10.33†	Termination Agreement by and between FibroGen, Inc. and AstraZeneca AB, effective as of February 25, 2024, as amended and restated on August 29, 2025.	10-Q	001-36740	10.2	11/10/2025

10.34†	Share Purchase Agreement by and among AstraZeneca Treasury Limited, FibroGen China Anemia Holdings, Ltd., and FibroGen, Inc., dated as of February 20, 2025.	10-Q	001-36740	10.1	5/12/2025

10.35†	Amendment to Share Purchase Agreement, by and among AstraZeneca Treasury Limited, FibroGen China Anemia Holdings, Ltd., and FibroGen, Inc., dated as of August 29, 2025.	10-Q	001-36740	10.3	11/10/2025

19*	Insider Trading and Trading Window Policy.	—	—	—	—

21.1*	Subsidiaries of Kyntra Bio, Inc.	—	—	—	—

23.1*	Consent of PricewaterhouseCoopers LLP.	—	—	—	—

24.1*	Power of Attorney (included in signature pages).	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1).	—	—	—	—

97.1*	Policy for Recoupment of Incentive Compensation.	—	—	—	—

101.INS*	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—

101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document	—	—	—	—

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	—	—	—	—

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

(1)
This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kyntra Bio, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

KYNTRA BIO, INC.

Date: March 16, 2026	By:	/s/ Thane Wettig
Thane Wettig Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2026	By:	/s/ David DeLucia
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

Signature	Title	Date

/s/ Thane Wettig	Chief Executive Officer (Principal Executive Officer)	March 16, 2026
Thane Wettig

/s/ David DeLucia	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
David DeLucia

/s/ James A. Schoeneck	Chairman of the Board and Director	March 16, 2026
James A. Schoeneck

/s/ Jeffrey L. Edwards	Director	March 16, 2026
Jeffrey L. Edwards

/s/ Maykin Ho	Director	March 16, 2026
Maykin Ho, Ph.D.

/s/ Michael Kauffman	Director	March 16, 2026
Michael Kauffman, M.D., Ph.D.