Form 10-Q
period 2026-03-31
KYNTRA BIO, INC.
filed 2026-05-12
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The number of shares of common stock outstanding as of April 30, 2026 was 4,048,112.

KYNTRA BIO, INC.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (Unaudited)	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Redeemable Non-controlling Interests and Stockholders’ Deficit for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
	Signatures	69

KYNTRA BIO, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,997	$47,872
Short-term investments	50,240	41,106
Accounts receivable, net	5,040	216
Inventories	3,384	3,743
Prepaid expenses and other current assets	5,694	6,136
Total current assets	101,355	99,073
Long-term investments	8,026	20,160
Other assets	248	361
Total assets	$109,629	$119,594

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$5,094	$3,745
Accrued and other current liabilities	17,340	20,183
Deferred revenue	5,680	5,314
Total current liabilities	28,114	29,242
Product development obligations	19,249	19,560
Deferred revenue, net of current	4,075	255
Liability related to sale of future revenues, non-current	67,405	65,980
Other long-term liabilities	76	82
Total liabilities	118,919	115,119

Commitments and Contingencies (Note 10)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 225,000 shares authorized at March 31, 2026 and December 31, 2025; 4,048 and 4,047 shares issued and outstanding at March 31, 2026 and December 31, 2025	40	1,012
Additional paid-in capital	1,679,295	1,677,179
Accumulated other comprehensive loss	(1,893)	(2,182)
Accumulated deficit	(1,721,245)	(1,706,047)
Total stockholders’ deficit attributable to Kyntra Bio	(43,803)	(30,038)
Nonredeemable non-controlling interests	13,033	13,033
Total deficit	(30,770)	(17,005)
Total liabilities, redeemable non-controlling interests and deficit	$109,629	$119,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Development and other revenue	$246	$144
Drug product revenue, net	3,492	2,595
Total revenue	3,738	2,739

Operating costs and expenses:
Cost of goods sold	4,106	252
Research and development	7,566	9,175
Selling, general and administrative	5,862	8,106
Restructuring charge	22	126
Total operating costs and expenses	17,556	17,659
Loss from operations	(13,818)	(14,920)

Interest and other, net
Interest expense	(2,427)	(2,257)
Interest income and other income (expenses), net	1,113	413
Total interest and other, net	(1,314)	(1,844)

Loss from continuing operations before income taxes	(15,132)	(16,764)
Provision for income taxes	—	2
Loss from continuing operations	(15,132)	(16,766)
Income (loss) from discontinued operations, net of tax	(66)	21,405
Net income (loss)	$(15,198)	$4,639

Loss from continuing operations per share - basic and diluted	$(3.74)	$(4.15)
Income (loss) from discontinued operations per share - basic and diluted	(0.02)	5.30
Net income (loss) per share - basic and diluted	$(3.76)	$1.15

Weighted average number of common shares used to calculate net income (loss) per share - basic and diluted	4,047	4,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(15,198)	$4,639
Other comprehensive income (loss):
Foreign currency translation adjustments	395	1,299
Unrealized loss on investments, net of tax effect	(106)	(1)
Other comprehensive income, net of taxes	289	1,298
Comprehensive income (loss)	(14,909)	5,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
Balance at December 31, 2025	4,046,827	$1,012	$1,677,179	$(2,182)	$(1,706,047)	$13,033	$(17,005)	$21,480
Net loss	—	—	—	—	(15,198)	—	(15,198)
Change in unrealized gain or loss on investments	—	—	—	(106)	—	—	(106)	—
Foreign currency translation adjustments	—	—	—	395	—	—	395	—
Shares issued from stock plans, net of payroll taxes paid	1,285	—	(7)	—	—	—	(7)	—
Stock-based compensation	—	—	1,151	—	—	—	1,151	—
Other	—	(972)	972	—	—	—	—	—
Balance at March 31, 2026	4,048,112	$40	$1,679,295	$(1,893)	$(1,721,245)	$13,033	$(30,770)	$21,480

Balance at December 31, 2024	4,036,678	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480
Net income	—	—	—	—	4,639	—	4,639	—
Change in unrealized gain or loss on investments	—	—	—	(1)	—	—	(1)	—
Foreign currency translation adjustments	—	—	—	1,299	—	—	1,299	—
Shares issued from stock plans, net of payroll taxes paid	5,080	1	(38)	—	—	—	(37)	—
Issuance cost under ATM Program	—	—	(46)	—	—	—	(46)	—
Stock-based compensation	—	—	2,852	—	—	—	2,852	—
Balance at March 31, 2025	4,041,758	$1,010	$1,671,388	$(4,434)	$(1,884,860)	$20,487	$(196,409)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$(15,198)	$4,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	318
Amortization of finance lease right-of-use assets	7	9
Net accretion of premium and discount on investments	(183)	(1)
Investment loss in unconsolidated variable interest entity	—	554
Loss on divestiture	66	—
Stock-based compensation	1,151	2,852
Changes in operating assets and liabilities:
Accounts receivable, net	(4,824)	(3,160)
Inventories	359	2,859
Prepaid expenses and other current assets	443	52,584
Operating lease right-of-use assets	—	306
Other assets	106	648
Accounts payable	1,349	(24,766)
Accrued and other liabilities	(2,453)	(31,706)
Operating lease liabilities, current	—	(220)
Deferred revenues	4,186	(4,142)
Accrued interest expense related to sale of future revenues	1,028	1,702
Accrued interest for finance lease liabilities	(7)	(6)
Operating lease liabilities, non-current	—	(169)
Other long-term liabilities	83	418
Net cash provided by (used in) operating activities	(13,887)	2,719

Investing activities
Purchases of property and equipment	—	(16)
Cash paid related to divestiture	(60)	—
Purchases of available-for-sale securities	(11,055)	—
Proceeds from maturities of investments	14,133	—
Net cash provided by (used in) investing activities	3,018	(16)

Financing activities
Repayments of finance lease liabilities	—	(5)
Cash paid for payroll taxes on restricted stock unit releases	(7)	(37)
Payment of issuance cost under ATM Program	—	(46)
Net cash used in financing activities	(7)	(88)
Effect of exchange rate change on cash and cash equivalents	1	1,407
Net increase (decrease) in cash and cash equivalents	(10,875)	4,022
Total cash and cash equivalents at beginning of period	47,872	102,178
Total cash and cash equivalents at end of period	$36,997	$106,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Significant Accounting Policies

Description of Operations

Kyntra Bio, Inc. (“Kyntra Bio” or the “Company”) is a biopharmaceutical company focused on development of novel therapies in oncology and rare disease.

In January 2026, the Company announced its rebranding from “FibroGen, Inc.” to “Kyntra Bio, Inc.,” representing the next step of its transformation to focus on oncology and rare disease assets. On January 8, 2026, the Company’s common stock began trading under the new Nasdaq symbol “KYNB.”

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

On August 29, 2025, the Company closed the sale of its China operations through FibroGen International (Hong Kong) Ltd. (“FibroGen International”) to AstraZeneca Treasury Limited pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended (the “Share Purchase Agreement”) for a total consideration of $220.4 million comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. AstraZeneca AB (“AstraZeneca”) was the Company’s long-time commercialization partner for roxadustat in greater China. This sale included all of its roxadustat assets in China, including FibroGen International’s subsidiary FibroGen (China) Medical Technology Development Co., Ltd (“FibroGen Beijing”) and its 51.1% interest in Beijing Falikang Pharmaceutical Co. Ltd. (“Falikang”). For additional details, refer to Note 2, Discontinued Operations and Divestiture.

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

The Company continues to advance its development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. The Company is now finalizing the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden after receiving further comments from the FDA.

The FDA granted roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in the annual consolidated financial statements. The financial information included herein should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries, as well as any variable interest entity (“VIE”) for which Kyntra Bio is the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

The Company operates as one reportable segment — the development and commercialization of novel therapeutics to treat serious unmet medical needs.

Discontinued Operations

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited pursuant to which the Company and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited (the “Transaction”). This sale included all of the Company’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million, subject to certain customary adjustments as set forth in the purchase agreement, comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China.

The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in the Company’s business and qualified as a discontinued operation since December 31, 2024. As a result, the Company determined that FibroGen International met the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. Accordingly, the operating results related to FibroGen International and the gain (loss) related to the Transaction are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations for all periods presented. See Note 2, Discontinued Operations and Divestiture, for related disclosures. Unless otherwise noted, discussion in the notes to the condensed consolidated financial statements, relates to solely to the Company’s continuing operations.

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements are prepared in accordance with the U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating requirements for at least the 12 months following the issuance of the financial statements for March 31, 2026.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions include valuation and recognition of revenue and deferred revenue, specifically, estimates in variable consideration for drug product sales. On an ongoing basis, management reviews these estimates and assumptions. Changes in facts and circumstances may alter such estimates and actual results could differ from those estimates. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Significant Accounting Policies

The accounting policies used by the Company in its presentation of interim financial results are consistent with those presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026.

Net Income (Loss) per Share

Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a loss from continuing operations for each of the three months ended March 31, 2026 and 2025. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Employee stock options	480	515
RSUs, PRSUs and TSR awards	42	48
	522	563

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

2. Discontinued Operations and Divestiture

On February 20, 2025, the Company entered into the Share Purchase Agreement with AstraZeneca Treasury Limited, pursuant to which the Company and its subsidiary FibroGen China Anemia Holdings, Ltd. agreed to sell all of the issued and outstanding equity interests of FibroGen International to AstraZeneca Treasury Limited. This sale included all of the Company’s roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. The Company determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with FASB ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to the FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations.

The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million comprised of $85.0 million in cash for the enterprise value of FibroGen International and $135.4 million in net cash held in China. The total consideration included a $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. The Company does not expect such adjustments to be material, therefore have recorded the holdbacks as other receivable. On November 6, 2025, the Company received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing. The second holdback of $4.0 million was included in the prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Historical Agreements with AstraZeneca and China Performance Obligation

In July 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe Agreement and Astellas Japan Agreement as discussed below in Note 3, Collaboration Agreements, License Agreement and Revenues, (“AstraZeneca U.S./RoW Agreement”). Later in 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), as amended and restated on August 29, 2025. Neither party incurred any early termination penalties.

In July 2013, the Company (through its subsidiaries affiliated with China) entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (“AstraZeneca China Agreement”).

Prior to the AstraZeneca Termination and Transition Agreement, the Company evaluated under the ASC 606 and accounted for the AstraZeneca U.S./RoW Agreement and the AstraZeneca China Agreement as a single arrangement with the presumption that two or more agreements executed with a single customer at or around the same time should be presumed to be a single arrangement. The promises identified under the AstraZeneca China Agreement, including the license, co-development services and manufacturing of commercial supplies have been bundled into a single performance obligation (“China Performance Obligation”).

In July 2020, FibroGen China Anemia Holdings, Ltd., FibroGen Beijing, FibroGen International, and AstraZeneca entered into an amendment to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Under the AstraZeneca China Amendment, in 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performed roxadustat distribution, as well as conducted sales and marketing through AstraZeneca.

Substantially all direct roxadustat product sales to distributors in China were made by Falikang, while FibroGen Beijing continued to sell roxadustat product directly in limited areas in China. Product revenue, net, which is included in the discontinued operations, consists primarily of revenues from sales of roxadustat commercial product to Falikang. Substantially all direct roxadustat product sales to distributors in China were made by Falikang. The net transaction price for FibroGen Beijing’s product sales to Falikang was based on a gross transaction price, adjusted for the estimated profit share.

The roxadustat sales to Falikang marked the beginning of the Company’s China Performance Obligation under the Company’s agreements with AstraZeneca. Product revenue was based on the transaction price of the China Performance Obligation. Revenue was recognized when control of the product was transferred to Falikang, in an amount that reflects the allocation of the transaction price to the performance obligation satisfied during the reporting period. Periodically, the Company updated its assumptions such as total sales quantity, timing of China’s volume-based purchasing program, performance period, gross transaction price, profit share and other inputs including foreign currency translation impact, among others. Any net transaction price in excess of the revenue recognized was added to the deferred balance, and recognized in the periods as the performance obligation was satisfied.

Upon the divestiture of FibroGen International on August 29, 2025, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture, and all the previously deferred revenues were recognized as revenue during the third quarter of 2025.

Financial Information of the Discontinued Operations

The financial results of the discontinued operations with respect to FibroGen International reflected in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$—	$39,818
Operating costs and expenses:
Cost of goods sold	—	5,403
Research and development	—	759
Selling, general and administrative	—	7,464
Total operating costs and expenses	—	13,626
Income from operations	—	26,192
Interest and other, net
Interest expense	—	(2,951)
Loss on divestiture	(66)	—
Interest income and other income (expenses), net	—	(1,282)
Total interest and other, net	(66)	(4,233)
Income (loss) before income taxes	(66)	21,959
Provision for income taxes	—	—
Investment loss in unconsolidated variable interest entity	—	(554)
Income (loss) from discontinued operations, net of tax	$(66)	$21,405

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, as discussed above. Falikang was an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. The net product revenue from sales to Falikang was $36.9 million for the three months ended March 31, 2025. The other income from Falikang were immaterial for the three months ended March 31, 2025. The investment loss in Falikang was $0.6 million for the three months ended March 31, 2025.

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 were as follows (in thousands):

Three Months Ended March 31,
2025
Depreciation	$318
Investment income in unconsolidated variable interest entity	554
Stock-based compensation	$344

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

The aggregate amount of consideration received under the Astellas Japan Agreement through March 31, 2026 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three months ended March 31, 2026 and 2025.

The transaction price related to consideration received through March 31, 2026 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended March 31, 2026 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through March 31, 2026 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were not material for the three months ended March 31, 2026 and 2025.

The transaction price related to consideration received through March 31, 2026 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $288.9 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended March 31, 2026 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

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

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas and AstraZeneca was as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Astellas Japan Agreement	$(2,191)	$1,781
Astellas Europe Agreement	5,683	814
Drug product revenue, net	$3,492	$2,595

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $2.2 million for the three months ended March 31, 2026. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect changes in the listed price, among others.

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

As of March 31, 2026, the balances related to the API price true-up under the Astellas Japan Agreement were $3.8 million in accrued liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $1.6 million in accrued liabilities.

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

During the three months ended March 31, 2026, the Company recorded $3.3 million in drug product revenue for intermediates under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and received cash during the same quarter. Corresponding to the drug product revenue, the Company recorded the related cost of goods sold of $3.3 million during the three months ended March 31, 2026.

In addition, during the three months ended March 31, 2026, the Company transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.9 million as drug product revenue, and recorded $6.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the three months ended March 31, 2026, the Company reclassified $0.5 million from the related deferred revenue to accrued liabilities. As of March 31, 2026, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $1.9 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months. As of December 31, 2025, the related balance in accrued liabilities was $5.4 million, $3.8 million of which was paid to Astellas in the first quarter of 2026.

The Company recognized royalty revenue of $1.5 million and $0.8 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the three months ended March 31, 2026 and 2025, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2025	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at March 31, 2026
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(5,569)	$(6,164)	$1,504	$474	$(9,755)

4. Consolidated Variable Interest Entity - Fortis

In May 2023 (the “Option Acquisition Date”), the Company entered into an exclusive option agreement to acquire Fortis Therapeutics, Inc. (“Fortis”) with its novel Phase 1 ADC, FOR46 (now referred to as “FG-3246”) that targets CD46, a novel epitope preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of mCRPC with potential applicability in other solid tumors and hematologic malignancies. If the Company exercises the option to acquire Fortis, it will pay Fortis an option exercise payment of $80.0 million, and thereafter, legacy Fortis shareholders would be eligible to receive from the Company up to $200.0 million in contingent payments associated with the achievement of various regulatory approvals. If the Company acquires Fortis, it would also be responsible to pay University of California, San Francisco (“UCSF”), an upstream licensor to Fortis, development milestone fees and a single digit royalty on net sales of therapeutic or diagnostic products arising from the licensing arrangement between Fortis and UCSF. If the Company chooses not to acquire Fortis, its exclusive license to FG-3246 would expire.

Pursuant to an evaluation agreement entered into with Fortis concurrent with the option agreement (together the “Fortis Agreements”), the Company has exclusively licensed FG-3246 and will control and fund future research, development, including a Phase 2 clinical study sponsored by the Company, and manufacturing of FG-3246 during the option period (which ends on December 31, 2027). As part of the clinical development strategy, the Company will continue the work to develop a PET-based biomarker utilizing a radiolabeled version of the targeting antibody for patient selection.

Pursuant to the guidance under ASC 810, Consolidation (“ASC 810”), the Company determined that Fortis is a VIE and that the Company is the primary beneficiary of Fortis, as through the Fortis Agreements the Company has the power to direct activities that most significantly impact the economic performance of Fortis. Therefore, the Company consolidated Fortis starting from the Option Acquisition Date and continues to consolidate as of March 31, 2026.

Fortis has authorized and issued common shares and Series A preferred shares. The Company owned approximately 2% of Fortis’ Series A preferred shares, which was acquired prior to the Option Acquisition Date and carried at zero cost. The non-controlling interests (“NCI”) attributable to the common shares is classified as nonredeemable NCI, as it is 100% owned by third party shareholders. The NCI attributable to the approximately 98% of Series A preferred shares owned by other investors are classified as redeemable NCI in temporary equity, as the preferred shares are redeemable by the non-controlling share holders upon occurrence of certain events out of the Company’s control.

Subsequent to the Option Acquisition Date, Fortis’ net income is allocated to its common shares and preferred shares based on their respective stated rights. Fortis’ net loss is allocated to its common shares only as the holders of preferred shares do not have a contractual obligation to absorb such losses.

As of March 31, 2026, total assets and liabilities of Fortis were immaterial. For the three months ended March 31, 2026 and 2025, Fortis’ net income (losses) was immaterial.

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$34,567	$—	$—	$34,567
Corporate bonds	—	26,712	—	26,712
Commercial paper	—	4,585	—	4,585
U.S. government bonds	20,989	5,980	—	26,969
Total	$55,556	$37,277	$—	$92,833

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$24,302	$—	$—	$24,302
Corporate bonds	—	27,817	—	$27,817
Commercial paper	—	17,797	—	17,797
U.S. government bonds	31,922	4,991	—	36,913
Total	$56,224	$50,605	$—	$106,829

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. During the three months ended March 31, 2026 and 2025, a total of $6.0 million and $6.5 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$2,430	$2,309
Commercial paper	—	11,272
Money market funds	34,567	24,302
U.S. government bonds	—	9,989
Total cash and cash equivalents	$36,997	$47,872

Investments

As of March 31, 2026, the Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the table below (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$26,763	$—	$(51)	$26,712
Commercial paper	4,585	—	—	4,585
U.S. government bonds	26,986	—	(17)	26,969
Total investments	$58,334	$—	$(68)	$58,266

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$27,800	$17	$—	$27,817
Commercial paper	6,525	—	—	6,525
U.S. government bonds	26,903	21	—	26,924
Total investments	$61,228	$38	$—	$61,266

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$26,712	$(51)	$—	$—	$26,712	$(51)
U.S. government bonds	$20,989	$(17)	$—	$—	$20,989	$(17)
Total	$47,701	$(68)	$—	$—	$47,701	$(68)

As of March 31, 2026, the available-for-sale investments had remaining contractual maturities within two years.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any credit related losses or other impairment loss during the three months ended March 31, 2026 and 2025.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Holdback consideration receivable related to divestiture	$4,000	$4,000
Prepaid assets	1,138	1,015
Other current assets	556	1,121
Total prepaid expenses and other current assets	$5,694	$6,136

As of March 31, 2026 and December 31, 2025, the Company recorded a $4.0 million receivable in prepaid expenses and other current assets for the holdbacks related to the closing of the divestiture of FibroGen International. See Note 2, Discontinued Operations and Divestiture, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Preclinical and clinical trial accruals	$3,003	$3,066
API and bulk drug product price true-up	5,716	6,977
Payroll and related accruals	1,477	3,983
Accrued restructuring charge	368	537
Professional services	4,125	2,465
Current portion of liability related to sale of future revenues	937	1,334
Other	1,714	1,821
Total accrued and other current liabilities	$17,340	$20,183

The accrued liabilities of $5.7 million and $7.0 million for API and bulk drug product price true-up as of March 31, 2026 and December 31, 2025, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, for details.

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

On August 29, 2025, upon the closing of the divestiture FibroGen International, the Company paid the Lenders a total of $80.9 million, including $75.0 million for paying off the senior secured term loan facilities, $0.4 million for outstanding interest and $5.5 million for related premium and fees.

The effective annual interest rate of the Initial Term Loan was 16.13% for the three months ended March 31, 2025. The Company recorded interest expense of $3.0 million for the three months ended March 31, 2025, which was included in discontinued operations as the Company was required to repay the loan upon the closing of the divestiture of FibroGen International.

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.19% as of March 31, 2026.

The following table summarizes the activities of the liability related to sale of future revenues for the three months ended March 31, 2026:

Three Months Ended March 31,
2026
Liability related to sale of future revenues - beginning balance	$67,314
Interest paid	(1,316)
Interest expense recognized	2,344
Liability related to sale of future revenues - ending balance	68,342
Less: Current portion classified to accrued and other current liabilities	(937)
Liability related to sale of future revenues, non-current	$67,405

During the three months ended March 31, 2026 and 2025, the Company recognized, under Astellas Agreements, development revenue of $0.2 million and $0.1 million, respectively, and drug product revenue of $3.5 million and $2.6 million, respectively. See Note 3, Collaboration Agreements, License Agreement and Revenue, for details.

During the three months ended March 31, 2026 and 2025, the Company recognized the related interest expense of $2.3 million and $2.2 million, respectively. During the three months ended March 31, 2026 and 2025, the Company paid $1.3 million and $0.5 million accrued interest, respectively.

9. Income Taxes

Provision for income taxes for the three months ended March 31, 2026 and 2025 were immaterial.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

10. Commitments and Contingencies

Contract Obligations

As of March 31, 2026, the Company had outstanding total non-cancelable purchase obligations of $1.5 million for manufacture and supply of roxadustat and $1.1 million for general purchases. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

In addition, see Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. The Company did not have any material accruals for any active legal action, in its condensed consolidated balance sheet as of March 31, 2026.

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

As of March 31, 2026, the Company’s accrued liabilities related to these obligations were not material. The Company is unable to reasonably estimate the total amount of future indemnification costs beyond amounts currently accrued due to the early stage of the litigation and significant uncertainties regarding the duration, scope, and outcome of the proceedings.

11. Segment Information

The Company has one operating and reporting segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net income (loss) as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s condensed consolidated statements of operations. These significant segment expenses include cost of goods sold, research and development expenses, selling, general and administrative expenses, and restructuring charge. Other segment items that are presented on the condensed consolidated statements of operations include interest expense, interest income and other income (expense), net, and provision for (benefit from) income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.

12. Subsequent Event

The Company’s subsidiary, FibroGen Europe Oy (“FibroGen Europe”), has product development obligations to the Technology Development Center of the Republic of Finland (“TEKES”), which consist of 11 separate advances (each in the form of a note agreement) received by FibroGen Europe between 1996 and 2008 from TEKES (“TEKES loans”). These advances were granted on a project-by-project basis to fund various product development efforts undertaken by FibroGen Europe only. Kyntra Bio, Inc. is not a guarantor of these loans and they are non-recourse to Kyntra Bio, Inc. The principal or the accrued interest of these loans are not repayable by FibroGen Europe until it has distributable funds.

FibroGen Europe voluntarily submitted for bankruptcy to the Finnish bankruptcy court in April 2026. FibroGen Europe was declared bankrupt by a decision of the Helsinki District Court on April 16, 2026 and the court has appointed an estate administrator of the bankruptcy estate.

As of March 31, 2026 and December 31, 2025, the Company had U.S. Dollar equivalent of $10.9 million and $11.1 million of principal outstanding, respectively, and $8.4 million and $8.5 million of interest accrued, respectively, which were presented in the product development obligations line on the condensed consolidated balance sheets.

While the Company expects the above-mentioned bankruptcy process to result in an eventual relief of the TEKES loans, the definitive timing and the ultimate outcome of such debt relief remain uncertain. At this time, the Company cannot reasonably estimate the related financial effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 (“2025 Form 10-K”).

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

BUSINESS OVERVIEW

Kyntra Bio, Inc. (“Kyntra Bio” or “we”) is a biopharmaceutical company focused on development of novel therapies in oncology and rare disease.

In January 2026, we announced our rebranding from “FibroGen, Inc.” to “Kyntra Bio, Inc.,” representing the next step of our transformation and focus on oncology and rare disease assets. On January 8, 2026, our common stock began trading under the new Nasdaq symbol “KYNB.”

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

We continue to advance our development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. We had a positive Type-C meeting with the U.S. Food and Drug Administration (“FDA”) in July 2025 and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the patient inclusion criteria. We are starting preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We are now finalizing the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden after receiving further comments from the FDA.

The FDA granted roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

Financial Highlights

	Three Months Ended March 31,
	2026	2025
	(in thousands, except for per share data)
Result of Operations
Revenue	$3,738	$2,739
Operating costs and expenses	17,556	17,659
Loss from continuing operations	(15,132)	(16,766)
Loss from continuing operations per share - basic and diluted	$(3.74)	$(4.15)

	March 31, 2026	December 31, 2025
	(in thousands)
Balance Sheet
Cash and cash equivalents	$36,997	$47,872
Short-term investments	50,240	41,106
Accounts receivable	5,040	216
Long-term investments	$8,026	$20,160

Our revenue for the three months ended March 31, 2026 and 2025 primarily included $3.5 million and $2.6 million, respectively, of drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas.

Operating costs and expenses for the three months ended March 31, 2026 remained relatively flat compared to the same period a year ago primarily as a result of the net effect of the following, respectively:

•
$1.4 million lower employee-related expenses primarily due to reduced headcount;
•
$1.4 million lower equipment and facilities-related expenses due to cost control efforts;
•
$1.3 million lower stock-based compensation primarily resulting from lower stock price and reduced headcount; and
•
$3.9 million higher cost of goods sold recorded during the three months ended March 31, 2026 corresponding to the drug product revenue.

For the three months ended March 31, 2026, we had a loss from continuing operations of $15.1 million, or a loss per basic and diluted share of $3.74, as compared to a loss of $16.8 million, or a loss per basic and diluted share of $4.15, for the same period a year ago, primarily due to the increase in revenue as discussed above.

Cash and cash equivalents, investments and accounts receivable totaled $100.3 million at March 31, 2026, a decrease of $9.1 million from December 31, 2025, primarily due to the cash used by operations as discussed under the Liquidity and Capital Resources section below.

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

Current Standard of Care

Treatment choice in first and second line mCRPC significantly depends on patients’ prior treatments in the castration sensitive phase. Androgen receptor signaling inhibitors or androgen receptor pathway inhibitors (“ARSIs” / “ARPIs,” often used interchangeably) and chemotherapy are the preferred treatments in patients who have not been exposed to either in earlier lines of therapy. Most patients who previously progressed on an ARPI will subsequently receive chemotherapy. Switching to another ARPIs is another option for these patients but this approach is generally associated with suboptimal outcomes.

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

We are actively enrolling our Phase 2 monotherapy dose optimization study of FG-3246 for the treatment of patients with mCRPC in the post-ARPI and pre-chemotherapy setting, with interim results expected in the fourth quarter of 2026.

The trial is also assessing the diagnostic and predictive performance of FG-3180, a companion PET imaging agent, which shares the same CD46-targeted antibody used in FG-3246. The ability of FG-3180 to identify mCRPC lesions and predict response to FG-3246 is being evaluated.

Our ongoing Phase 2 monotherapy trial (NCT06842498) is a randomized, open label, dose optimization trial designed to evaluate the safety, efficacy, tolerability, and pharmacokinetics (PK) of FG-3246 for the treatment of patients with mCRPC who have progressed following ARPI treatment and who have not received chemotherapy for their mCRPC. The trial is scheduled to enroll 75 patients who will be randomized 1:1:1 to receive either 1.8, 2.4 or 2.7 mg/kg AJBW of FG-3246. The primary endpoint of the trial is the determination of the optimal dose for the Phase 3 trial based on efficacy, safety, and PK parameters. Secondary endpoints include radiographic progression-free survival (“rPFS”), prostate-specific antigen (“PSA”) 50 response, and PSA90 response. An interim analysis, made up of a composite response rate of PSA50 response and overall response rate, is currently planned once 12 patients enrolled in each of the three dose arms have completed up to 12 weeks on study or discontinued and is anticipated in the fourth quarter of 2026.

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

Roxadustat in MDS Clinical Trials

We maintain our rights to roxadustat in the U.S., Canada, Mexico and in all markets not licensed to Astellas or held by AstraZeneca.

We had a positive Type-C meeting with the FDA in July 2025, and reached alignment on several elements of our proposed Phase 3 study design for roxadustat in anemia associated with lower-risk MDS, including the starting dose and the patient inclusion criteria.

We are advancing preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. We are now finalizing the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden after receiving further comments from the FDA.

The FDA granted roxadustat Orphan Drug Designation for the treatment of MDS in December 2025. If roxadustat is approved for lower-risk MDS, Orphan Drug Designation would provide seven years regulatory exclusivity for roxadustat in lower-risk MDS in the U.S., along with additional economic and other benefits associated with Orphan Drug Designation.

The Phase 3 trial is planned to assess the safety and efficacy of roxadustat in a randomized, double-blind, placebo-controlled design in approximately 200 patients with lower-risk MDS. Alignment was reached with the FDA on the patient population (patients requiring ≥ 4 RBC units in two consecutive 8-week periods prior to randomization, who are refractory to, intolerant to, or ineligible for prior erythropoiesis-stimulating agents (ESA) therapy), dose regimen. For the primary endpoint of RBC transfusion independence, we are considering independence over either an 8-week period or 16-week period.

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

Exclusive License and Option to Acquire Fortis Therapeutics

In May 2023, we entered into an exclusive option agreement to acquire Fortis with its novel Phase 1 ADC, FOR46 (now referred to as “FG-3246”) that targets CD46, a novel epitope preferentially expressed on certain cancer cells. FG-3246 is in development for the treatment of mCRPC with potential applicability in other solid tumors and hematologic malignancies.

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

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through March 31, 2026 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was ($2.2) million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from us in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $5.7 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

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

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement. For additional details, refer to Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements. Under the AstraZeneca China Agreement, the aggregate amount of consideration received through the sale of our China operations totaled $81.2 million.

In July 2020, FibroGen China and AstraZeneca entered into an amendment to the AstraZeneca China Agreement, relating to the development and commercialization of roxadustat in China (the “AstraZeneca China Amendment”). Accordingly, in 2020, FibroGen Beijing and AstraZeneca completed the establishment of a jointly owned entity, Falikang, which performs roxadustat distribution, as well as conducts sales and marketing through AstraZeneca.

We accounted for our investment in Falikang under the equity method, and Falikang was not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, was included in the discontinued operations in the condensed consolidated statement of operations. See Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

Product revenue, net, was $39.8 million for the three months ended March 31, 2025, majority of which were from the sales to Falikang, and was included in the discontinued operations. As discussed in Note 2, Discontinued Operations and Divestiture, to the condensed consolidated financial statements, the divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Revenue:
Development and other revenue	$246	$144	$102	71%
Drug product revenue, net	3,492	2,595	897	35%
Total revenue	$3,738	$2,739	$999	36%

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of March 31, 2026, we do not expect to incur significant future co-development services. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material. Development and other revenue have not been material for any of the periods presented.

Drug product revenue includes commercial-grade API or bulk drug product sales to Astellas in support of pre-commercial preparation prior to the new drug application or marketing authorization application approval, and for ongoing commercial launch in Japan and Europe. We recognize drug product revenue when we fulfill the inventory transfer obligations. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the drug product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received in the future may differ from our estimates, for which we will adjust these estimates and affect the drug product revenue in the period such variances become known.

In the future, we will continue generating revenue from collaboration agreements in the form of milestone payments and royalties on drug product sales. We expect that any revenues we generate will fluctuate from quarter to quarter due to the uncertain timing and amount of such payments and sales.

Total revenue increased $1.0 million, or 36%, for the three months ended March 31, 2026, compared to the same period a year ago for the reasons discussed in the sections below.

Drug Product Revenue, Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(2,191)	$1,781	$(3,972)	(223)%
Astellas Europe Agreement	5,683	814	4,869	598%
Total drug product revenue, net:	$3,492	$2,595	$897	35%

Drug product revenue, net increased $0.9 million, or 35%, for the three months ended March 31, 2026, compared to the same period a year ago.

Astellas Japan Agreement

During the first quarter of 2026, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect changes in the listed price, among others.

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

As of March 31, 2026, the balances related to the API price true-up under the Astellas Japan Agreement were $3.8 million in accrued liabilities, representing our best estimate of the timing for these amounts to be paid.

Astellas Europe Agreement

During the first quarter of 2026, we recorded $3.3 million to the drug product revenue for intermediates under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and received cash during the same quarter. In addition, we transferred bulk drug product for commercial purposes under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement, and recognized the related fully-burdened manufacturing costs of $0.9 million as drug product revenue, and recorded $6.2 million as deferred revenue due to a high degree of uncertainty associated with the variable consideration for revenue recognition purposes. In addition, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the three months ended March 31, 2026, we reclassified $0.5 million from the related deferred revenue to accrued liabilities. As of March 31, 2026, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $1.9 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 month. As of December 31, 2025, we recorded $5.4 million related balance in accrued liabilities, $3.8 million of which was paid to Astellas in the first quarter of 2026.

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.5 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue and when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

Operating Costs and Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$4,106	$252	$3,854	1,529%
Research and development	7,566	9,175	(1,609)	(18)%
Selling, general and administrative	5,862	8,106	(2,244)	(28)%
Restructuring charge	22	126	(104)	(83)%
Total operating costs and expenses	$17,556	$17,659	$(103)	(1)%

Total operating costs and expenses decreased $0.1 million, or 1%, for the three months ended March 31, 2026, compared to the same period a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold increased $3.9 million, or 1,529%, for the three months ended March 31, 2026, compared to the same period a year ago, primarily due to the cost associated with the intermediates drug product revenue of $3.3 million and the costs of bulk drug product delivered to Astellas of $0.9 million during the three months ended March 31, 2026.

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

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2026 and 2025:

	Phase of	Three Months Ended March 31,
Product Candidate	Development	2026	2025
		(in thousands)
FG-3246	Phase 2	$4,323	$5,270
Roxadustat	Approved / Phase 3	2,642	457
Other research and development expenses		601	3,448
Total research and development expenses		$7,566	$9,175

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses decreased $1.6 million, or 18%, for the three months ended March 31, 2026, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $1.1 million employee-related costs primarily due to lower headcount;
•
Decrease of $0.7 million in stock-based compensation primarily resulting from lower stock price and reduced headcount; and
•
Increase of $1.1 million in outside services due to higher activities associated with FG-3246 studies in the current year period, as compared to activities related to pamrevlumab programs, which were completed and terminated in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses for executive, operational, finance, legal, compliance, and human resource functions. SG&A expenses also include professional fees, accounting and legal services, other outside services, recruiting fees and expenses associated with obtaining and maintaining patents. We have implemented a significant cost reduction plan in the U.S. in the third quarter of 2024. As a result, SG&A expenses have overall decreased and may continue to decrease over time.

SG&A expenses decreased $2.2 million, or 28%, for the three months ended March 31, 2026, compared to the same period a year ago, primarily as a result of the net effect of the following, respectively:

•
Decrease of $1.1 million in equipment and facilities-related expenses due to cost control efforts; and
•
Decrease of $0.6 million in stock-based compensation primarily resulting from lower stock price and reduced headcount.

Interest and Other, Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,427)	$(2,257)	$(170)	8%
Interest income and other income (expenses), net	1,113	413	700	169%
Total interest and other, net	$(1,314)	$(1,844)	$530	(29)%

Interest Expense

Interest expense represents the interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained relatively flat for the three months ended March 31, 2026, compared to the same period a year ago.

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

Interest income and other income (expenses), net increased $0.7 million, or 169%, for the three months ended March 31, 2026, compared to the same period a year ago, primarily due to higher interest income resulting from overall higher cash equivalents and investment balances during the current year periods.

Income Taxes

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Loss from continuing operations before income taxes	$(15,132)	$(16,764)
Provision for income taxes	—	2
Effective tax rate	—%	—%

Provision for income taxes for the three months ended March 31, 2026 and 2025 were immaterial.

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

In April 2023, we entered into the Financing Agreement with investment funds managed by MSTV (“Lenders”), and Wilmington Trust, National Association, as the administrative agent, providing for senior secured term loan facilities consisting of a $75.0 million initial term loan. Upon the closing of the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited on August 29, 2025, we repaid our term loan facility with the Lenders. For additional details about this financing transaction, see Note 7, Senior Secured Term Loan Facilities, to the condensed consolidated financial statements.

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

In February 2025, we entered into an Equity Distribution Agreement with BofA Securities, Inc. pursuant to which we may issue and sell, from time to time and through BofA Securities, Inc., shares of our common stock having an aggregate offering price of up to $30.0 million. We did not sell any shares of common stock under this agreement to date.

As previously disclosed, in April 2026, we received a letter from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market notifying us that Kyntra Bio no longer complies with the Nasdaq Global Select Market continued listing requirement of $50 million in total assets and total revenue for the most recently completed fiscal year (or two of the last three most recently completed fiscal years) per Listing Rule 5450(b)(3)(A). This is due to the revenue of FibroGen International being presented as held for sale (in discontinued operations) in our 2024 and 2025 10-Ks. The notification has no immediate effect on the listing of Kyntra Bio’s common stock on Nasdaq Global Select Market.

Kyntra Bio intends to timely submit a compliance plan to Nasdaq. Kyntra Bio may also consider applying to transfer our securities to the Nasdaq Capital Market. If we are unable to maintain compliance or transfer and regain compliance, our common stock could become subject to delisting, which could adversely affect share price, liquidity, and ability to raise capital.

Cash and cash equivalents, investments and accounts receivable totaled $100.3 million at March 31, 2026, compared to $109.4 million as of December 31, 2025. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity.

Our liquidity is subject to specific risks, including: (i) indemnification obligations to current and former officers and directors, which may require us to advance legal expenses or satisfy judgments or settlements that are not fully covered by insurance, as our insurance policies are subject to exclusions, coverage limits, and potential disputes with insurers; and (ii) our obligations under the RIFA with NovaQuest, pursuant to which we may be required to make substantial payments if the revenue interest payments do not perform sufficiently, including potential balloon payments in 2029 and 2031, which could place significant demands on our cash resources relative to our current liquidity position. There can be no assurance that our cash resources will be sufficient to satisfy these obligations, and we may be required to seek additional financing.

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands), including both continuing operations and discontinued operations:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(13,887)	$2,719
Investing activities	3,018	(16)
Financing activities	(7)	(88)
Effect of exchange rate changes on cash and cash equivalents	1	1,407
Net increase (decrease) in cash and cash equivalents	$(10,875)	$4,022

Operating Activities

Net cash used in operating activities was $13.9 million for the three months ended March 31, 2026 and consisted primarily of net loss of $15.2 million adjusted for non-operating cash items of $1.0 million, and a net increase in operating assets and liabilities of $0.3 million. The significant non-operating cash items included stock-based compensation expense of $1.2 million. The significant items in the changes in operating assets and liabilities included the following:

•
Deferred revenue increased $4.2 million, driven by $6.2 million associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the first quarter of 2026; partially offset by $1.5 million royalty revenue recognized, and $0.5 million reclassified to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas. See the Drug Product Revenue, Net section in Note 3, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details;
•
Accounts payable increased $1.3 million driven by timing of invoicing and payments.

•
Accrued interest expense related to sale of future revenues increased $1.0 million due to the interest expense of $2.3 million accrued, offset by the interest payment of $1.3 million during the period. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.
•
Accounts receivable increased $4.8 million driven by the billing to Astellas for the bulk drug product transferred during the first quarter of 2026; and
•
Accrued and other liabilities decreased $2.5 million, driven by the bonus payment during the quarter.

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
•
Accounts receivable increased $3.2 million, primarily driven by the billings to Falikang based on the arrangements under the above-mentioned settlement agreements and related to the increase product sales;
•
Prepaid expenses and other current assets decreased $52.6 million, primarily due to the $28.5 million distribution of the above-mentioned litigation settlement during the quarter, which is fully recoverable under our insurance policies. The decrease in prepaid expenses and other current assets was also related to the collection from Falikang during the quarter based on the arrangements under the settlement agreements between FibroGen China and AstraZeneca to settle certain historical items, which was unbilled receivables as of December 31, 2024;
•
Inventory decreased $2.9 million primarily driven by lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China in late 2024; and
•
Accrued interest expense related to sale of future revenues increased $1.7 million due to the interest expense of $2.2 million accrued, offset by the interest paid, during the quarter.

Investing Activities

Investing activities primarily consist of purchases of investments, proceeds from the maturity and sale of investments, and net proceeds from divestiture.

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2026 and consisted primarily of $14.1 million proceeds from maturity of investments; partially offset by $11.1 million cash used in purchases of available-for-sale securities.

Net cash used in investing activities was immaterial for the three months ended March 31, 2025.

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangements, cash paid to shareholders and cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liabilities and obligations.

Net cash used in financing activities was immaterial for the three months ended March 31, 2026 and 2025, respectively.

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

Commitments and Contingencies

Contractual Obligations

As of March 31, 2026, we had outstanding total non-cancelable purchase obligations of $1.5 million for manufacture and supply of roxadustat and $1.1 million for general purchases, all of which are expected to be paid within the next 12 months. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Under the RIFA with NovaQuest, as of March 31, 2026, we had $68.3 million of liability related to sale of future revenues in the condensed consolidated balance sheets, $0.9 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a payment cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2026 compared with the disclosures in Part II, Item 7 of our 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, we completed the implementation of an enterprise resource planning (“ERP”) system, with which we expect to improve the efficiency of certain financial and transactional processes. As a result, we have updated the design and documentation of internal controls, processes and procedures, which occurred following the ERP implementation to ensure we continue to maintain effective internal control over financial reporting.

Except as described in the previous paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of March 31, 2026, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026.

SUMMARY RISK FACTORS

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

The drug development and approval processes are expensive and require substantial resources and time, and in general, very few product candidates that enter development ultimately receive regulatory approval. In addition, our collaboration partner for roxadustat may influence development decisions in their respective territories and they may make decisions with respect to development or regulatory authorities that limit or increase the cost of development. Accordingly, we may be unable to successfully develop any of our other product candidates in one or more indications and jurisdictions.

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

Even if we do obtain regulatory approval, our product candidates may be approved for narrower indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation and Mitigation Strategy (or other regulatory authorities may require the establishment of a similar strategy), that may restrict distribution of our approved products, if any, and impose burdensome implementation requirements on us.

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
•
natural disasters, such as pandemics, floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs; and
•
failure to obtain a license to proprietary starting materials.

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

Even if we believe we have achieved positive clinical results, regulatory authorities conduct their own benefit-risk analysis and may reach different conclusions. Regulatory authorities may use, among other things, different statistical methods, different endpoints or definitions thereof, and different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. Regulatory authorities may approve one of our product candidates for narrower indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue.

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

For instance, the collaboration agreement between the Company and AstraZeneca, effective as of July 2013, for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than the People’s Republic of China (“China”), not previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated on February 25, 2024 as amended and restated on August 29, 2025 (except for South Korea). Our collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) culminated as a result of the completion of the sale of FibroGen International and its subsidiaries pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended on August 29, 2025 (the “Share Purchase Agreement”). This eliminates any additional potential milestones or other payments AstraZeneca could have made under the AstraZeneca U.S./RoW Agreement or the AstraZeneca China Agreement. And while we are now investigating new licensing opportunities for roxadustat, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

In addition, if our collaboration partner Astellas is unsuccessful in their commercialization efforts in Europe and Japan, our results will be negatively affected.

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
•
termination of manufacturing agreements, fees associated with such termination, or nonrenewal of manufacturing agreements with third parties may negatively impact our planned development and commercialization activities;

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

The climate of geopolitical tensions in China affecting global supply chains may impact our ability to continually meet market demand. For example, certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited and our current supplier of FG-3246, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), Wuxi XDC (Hong Kong) Limited (“WuXi XDC”) and companies that do business with WuXi Biologics and WuXi XDC. Shanghai SynTheAll Pharmaceutical Co., Ltd. (“WuXi STA”), our supplier of roxadustat drug substance, is also included in this legislation since it is a branch of WuXi Apptec. This can impact the FG-3246 program as we source the linker and payload from WuXi STA and we manufacture antibody, antibody-drug conjugate (“ADC”) drug substance and ADC drug product at WuXi Biologics and WuXi XDC. This legislation is being developed and it is possible that the content in the legislation continues to change prior to becoming law. There are also risks that new legislation comes up in the future that imposes further restrictions on our ability to source FG-3246 from WuXi Biologics, WuXi XDC, and WuXi STA for U.S. based clinical and commercial demand. This legislation may prevent us from launching FG-3246 in the U.S. or conducting clinical trials after the period specified in the legislation. This may also force us to consider alternative suppliers for which additional time, money and resources may be required without a guarantee of producing comparable product in a timely fashion. The occurrence of any such event could materially and adversely affect our business, financial condition, results of operations, timing of supply deliveries, cash flows and prospects.

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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in lower-risk MDS in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for mCRPC. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our loss from continuing operations were $58.2 million and $153.1 million for the year ended December 31, 2025, and 2024, respectively. As of March 31, 2026, we had an accumulated deficit of $1.7 billion. As of March 31, 2026, we had capital resources from cash and cash equivalents of $37.0 million and short-term and long-term investments of $58.3 million. Despite the commercialization efforts of Astellas for roxadustat for the treatment of anemia caused by chronic kidney disease, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, due to the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. Furthermore, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our liquidity is subject to specific risks, including: (i) indemnification obligations to current and former officers and directors, which may require us to advance legal expenses or satisfy judgments or settlements that are not fully covered by insurance, as our insurance policies are subject to exclusions, coverage limits, and potential disputes with insurers; and (ii) our obligations under the Revenue Interest Financing Agreement (the “RIFA”) with an affiliate of NovaQuest Capital Management (“NovaQuest”), pursuant to which we may be required to make substantial payments if the revenue interest payments do not perform sufficiently, including potential balloon payments in 2029 and 2031, which could place significant demands on our cash resources relative to our current liquidity position. There can be no assurance that our cash resources will be sufficient to satisfy these obligations, and we may be required to seek additional financing.

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

As material inducement for NovaQuest to enter into the RIFA, we granted NovaQuest a security interest over our rights, title and interest in and to the revenue interest payments and intellectual property related to roxadustat in the Astellas territories.

Our obligations under the RIFA with NovaQuest, pursuant to which we may be required to make substantial payments if the revenue interest payments do not perform sufficiently, including potential balloon payments in 2029 and 2031, which could place significant demands on our cash resources relative to our current liquidity position. There can be no assurance that our cash resources will be sufficient to satisfy these obligations, and we may be required to seek additional financing.

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

Legal proceedings, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our business, results of operations, financial condition, prospects, and stock price. Such costs may include indemnification for proceedings against our current or former officers, and there is one ongoing proceeding against a former officer where costs could be material but are uncertain at this time. Although we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. There can be no assurance that our cash resources will be sufficient to satisfy these obligations, and we may be required to seek additional financing.

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

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended March 31, 2026, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $5.16 per share to $12.38 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

There is a risk that our common stock could be delisted if we are unable to regain compliance with the Nasdaq Global Select Market or, if we are unable to transfer to the Nasdaq Capital Market.*

As previously disclosed, on April 2, 2026, we received a letter from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market notifying us that Kyntra Bio no longer complies with the Nasdaq Global Select Market continued listing requirement of $50 million in total assets and total revenue for the most recently completed fiscal year (or two of the last three most recently completed fiscal years) per Listing Rule 5450(b)(3)(A). This is due to the revenue of FibroGen International being presented as held for sale (in discontinued operations) in our 2024 and 2025 10-Ks. We do not currently meet the alternative requirements of Listing Rule 5450(b) (either the shareholders’ equity or the market value of listed securities standards).

The notification received has no immediate effect on the listing of Kyntra Bio’s common stock on Nasdaq Global Select Market. Under the Nasdaq Rules, we have 45 days (May 18, 2026) to submit a plan to regain compliance and if such plan is accepted, Nasdaq may grant us with an extension of up to 180 days (September 29, 2026) to evidence compliance.

Per Listing Rule 5810(c)(2)(D), we may submit a plan that demonstrates current or near-term compliance with the listing requirements relating to stockholders’ equity or market value of listed securities. In determining whether to accept our plan, Nasdaq will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition, and our public disclosures.

We may also consider applying to transfer our securities to the Nasdaq Capital Market.

If our stock is transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market, we would continue to be listed on a Nasdaq market; however, such a transfer could be perceived negatively by investors. The Nasdaq Capital Market has less stringent listing requirements than the Nasdaq Global Select Market, and a transfer could signal to investors that we no longer meet the higher standards associated with the Nasdaq Global Select Market. As a result, the market price of our common stock could decline and the trading volume and liquidity could be adversely affected.

While our common stock would continue to be listed on a Nasdaq market following such a transfer, we could experience decrease analyst coverage and reduced market visibility compared to companies listed on the Nasdaq Global Select Market. This could make it more difficult for investors (including institutional investors) to obtain research coverage or accurate market information regarding our common stock. Any reduced liquidity or market interest could also result in negative publicity and could also make it more difficult for us to raise additional capital.

If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market following such a transfer, or if we are unable to transfer and unable to regain compliance with the Nasdaq Global Select Market, our common stock could become subject to delisting. Delisting from the Nasdaq Global Select Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In that event, the risks with respect to delisting include limited trading markets, ineligibility to sell securities under our current S-3 registration statement under certain circumstances, potential quotation on over-the-counter markets, and the possible application of “penny stock” rules (as “penny stock” is defined in the Exchange Act, and including coverage under Rule 15g-9 of the Exchange Act), and could further adversely affect the market for and value of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36740	3.1	11/21/2014

3.2	Amended and Restated Bylaws.	8-K	001-36740	3.1	04/04/2025

3.3	First Amendment to Amended and Restated Bylaws.	8-K	001-36740	3.2	01/07/2026

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-36740	3.1	06/12/2025

3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-36740	3.1	01/07/2026
4.1	Form of Common Stock Certificate.	8-K	001-36740	4.1	11/21/2014

10.1*+	Non-Employee Director Compensation Policy, as amended April 10, 2026.	—	—	—	—

31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—	—

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)).	—	—	—	—

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	—	—	—	—

104	Cover Page formatted as inline XBRL and contained in Exhibits 101.	—	—	—	—

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

KYNTRA BIO, INC.

Date: May 12, 2026	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ David DeLucia
David DeLucia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)