Form 10-Q
period 2026-06-30
KYNTRA BIO, INC.
filed 2026-08-13
CIK 921299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of common stock outstanding as of July 31, 2026 was 4,049,124.

KYNTRA BIO, INC.

KYNTRA BIO, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,644	$47,872
Short-term investments	40,674	41,106
Accounts receivable, net	347	216
Inventories	3,384	3,743
Prepaid expenses and other current assets	1,776	6,136
Total current assets	96,825	99,073
Long-term investments	4,012	20,160
Other assets	241	361
Total assets	$101,078	$119,594

Liabilities, redeemable non-controlling interests and deficit
Current liabilities:
Accounts payable	$7,510	$3,745
Accrued and other current liabilities	23,112	20,183
Deferred revenue	5,418	5,314
Total current liabilities	36,040	29,242
Product development obligations	—	19,560
Deferred revenue, net of current	2,620	255
Liability related to sale of future revenues, non-current	70,495	65,980
Other long-term liabilities	67	82
Total liabilities	109,222	115,119

Commitments and Contingencies (Note 10)

Redeemable non-controlling interests	21,480	21,480
Stockholders’ deficit:
Preferred stock, $0.01 par value; 125,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 225,000 shares authorized at June 30, 2026 and December 31, 2025; 4,049 and 4,047 shares issued and outstanding at June 30, 2026 and December 31, 2025	41	1,012
Additional paid-in capital	1,680,274	1,677,179
Accumulated other comprehensive loss	(1,188)	(2,182)
Accumulated deficit	(1,709,271)	(1,706,047)
Total stockholders’ deficit attributable to Kyntra Bio	(30,144)	(30,038)
Nonredeemable non-controlling interests	520	13,033
Total deficit	(29,624)	(17,005)
Total liabilities, redeemable non-controlling interests and deficit	$101,078	$119,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Development and other revenue	$103	$133	$349	$277
Drug product revenue, net	(1,577)	1,215	1,915	3,811
Total revenue	(1,474)	1,348	2,264	4,088

Operating costs and expenses:
Cost of goods sold	2	85	4,108	337
Research and development	6,821	5,865	14,387	15,040
Selling, general and administrative	9,266	7,057	15,128	15,164
Restructuring charge	11	393	33	519
Total operating costs and expenses	16,100	13,400	33,656	31,060
Loss from operations	(17,574)	(12,052)	(31,392)	(26,972)

Interest and other, net
Interest expense	(2,368)	(2,009)	(4,795)	(4,265)
Gain on deconsolidation of subsidiary	30,940	—	30,940	—
Interest income and other income (expenses), net	975	286	2,088	698
Total interest and other, net	29,547	(1,723)	28,233	(3,567)

Income (loss) from continuing operations before income taxes	11,973	(13,775)	(3,159)	(30,539)
Benefit from income taxes	(1)	(92)	(1)	(90)
Income (loss) from continuing operations	11,974	(13,683)	(3,158)	(30,449)
Income (loss) from discontinued operations, net of tax	—	6,080	(66)	27,485
Net income (loss)	$11,974	$(7,603)	$(3,224)	$(2,964)

Income (loss) from continuing operations per share - basic and diluted	$2.96	$(3.38)	$(0.78)	$(7.54)
Income (loss) from discontinued operations per share - basic and diluted	—	1.50	(0.02)	6.81
Net income (loss) per share - basic and diluted	$2.96	$(1.88)	$(0.80)	$(0.73)

Weighted average number of common shares used to calculate net income (loss) per share - basic and diluted	4,048	4,042	4,048	4,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$11,974	$(7,603)	$(3,224)	$(2,964)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(360)	396	939
Unrealized income (loss) on investments, net of tax effect	2	—	(104)	(1)
Other comprehensive income (loss), net of taxes	3	(360)	292	938
Comprehensive income (loss)	11,977	(7,963)	(2,932)	(2,026)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	For The Three Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
Balance at March 31, 2026	4,048,112	$40	$1,679,295	$(1,893)	$(1,721,245)	$13,033	$(30,770)	$21,480
Net income	—	—	—	—	11,974	—	11,974
Change in unrealized gain or loss on investments	—	—	—	2	—	—	2	—
Foreign currency translation adjustments	—	—	—	1	—	—	1	—
Deconsolidation of foreign subsidiary (Note 2)	—	—	—	702	—	(12,513)	(11,811)	—
Shares issued from stock plans, net of payroll taxes paid	1,012	1	(5)	—	—	—	(4)	—
Stock-based compensation	—	—	984	—	—	—	984	—
Balance at June 30, 2026	4,049,124	$41	$1,680,274	$(1,188)	$(1,709,271)	$520	$(29,624)	$21,480

Balance at March 31, 2025	4,041,758	$1,010	$1,671,388	$(4,434)	$(1,884,860)	$20,487	$(196,409)	$21,480
Net loss	—	—	—	—	(7,603)	—	(7,603)	—
Foreign currency translation adjustments	—	—	—	(360)	—	—	(360)	—
Shares issued from stock plans, net of payroll taxes paid	2,196	1	(12)	—	—	—	(11)	—
Redemption of fractional shares due to reverse stock split	(55)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,873	—	—	—	1,873	—
Balance at June 30, 2025	4,043,899	$1,011	$1,673,249	$(4,794)	$(1,892,463)	$20,487	$(202,510)	$21,480

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NON-CONTROLLING

INTERESTS AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(In thousands, except share data)

(Unaudited)

	For The Six Month Period
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Nonredeemable Non-Controlling	Total	Redeemable Non-Controlling
	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit	Interests
Balance at December 31, 2025	4,046,827	$1,012	$1,677,179	$(2,182)	$(1,706,047)	$13,033	$(17,005)	$21,480
Net loss	—	—	—	—	(3,224)	—	(3,224)	—
Change in unrealized gain or loss on investments	—	—	—	(104)	—	—	(104)	—
Foreign currency translation adjustments	—	—	—	396	—	—	396	—
Deconsolidation of foreign subsidiary (Note 2)	—	—	—	702	—	(12,513)	(11,811)	—
Shares issued from stock plans, net of payroll taxes paid	2,297	1	(12)	—	—	—	(11)	—
Stock-based compensation	—	—	2,135	—	—	—	2,135	—
Other	—	(972)	972	—	—	—	—	—
Balance at June 30, 2026	4,049,124	$41	$1,680,274	$(1,188)	$(1,709,271)	$520	$(29,624)	$21,480

Balance at December 31, 2024	4,036,678	$1,009	$1,668,620	$(5,732)	$(1,889,499)	$20,487	$(205,115)	$21,480
Net loss	—	—	—	—	(2,964)	—	(2,964)	—
Change in unrealized gain or loss on investments	—	—	—	(1)	—	—	(1)	—
Foreign currency translation adjustments	—	—	—	939	—	—	939	—
Shares issued from stock plans, net of payroll taxes paid	7,276	2	(50)	—	—	—	(48)	—
Issuance cost under ATM Program	—	—	(46)	—	—	—	(46)	—
Redemption of fractional shares due to reverse stock split	(55)	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,725	—	—	—	4,725	—
Balance at June 30, 2025	4,043,899	$1,011	$1,673,249	$(4,794)	$(1,892,463)	$20,487	$(202,510)	$21,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KYNTRA BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(3,224)	$(2,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	530
Amortization of finance lease right-of-use assets	13	18
Net accretion of premium and discount on investments	(281)	(1)
Investment income in unconsolidated variable interest entity	—	(1,108)
Gain on deconsolidation of subsidiary	(30,940)	—
Loss on divestiture	66	—
Impairment of property and equipment	—	2,062
Stock-based compensation	2,135	4,725
Changes in operating assets and liabilities:
Accounts receivable, net	(131)	(3,001)
Inventories	359	4,210
Prepaid expenses and other current assets	360	51,479
Operating lease right-of-use assets	—	620
Other assets	108	549
Accounts payable	3,765	(21,692)
Accrued and other liabilities	4,041	(30,700)
Operating lease liabilities, current	—	(434)
Deferred revenues	2,469	7,537
Accrued interest expense related to sale of future revenues	3,396	3,684
Accrued interest for finance lease liabilities	(13)	(11)
Operating lease liabilities, non-current	—	(205)
Other long-term liabilities	(1)	103
Net cash provided by (used in) operating activities	(17,878)	15,401

Investing activities
Purchases of property and equipment	—	(29)
Proceeds from divestiture	4,000	—
Cash paid related to divestiture	(61)	—
Cash deconsolidated upon loss of control of subsidiary	(5)	—
Purchases of available-for-sale securities	(15,004)	—
Proceeds from maturities of investments	31,761	—
Net cash provided by (used in) investing activities	20,691	(29)

Financing activities
Repayments of finance lease liabilities	—	(2)
Cash paid for payroll taxes on restricted stock unit releases	(12)	(49)
Payment of issuance cost under ATM Program	—	(46)
Net cash used in financing activities	(12)	(97)
Effect of exchange rate change on cash and cash equivalents	(29)	2,388
Net increase in cash and cash equivalents	2,772	17,663
Total cash and cash equivalents at beginning of period	47,872	102,178
Total cash and cash equivalents at end of period	$50,644	$119,841

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

The Company continues to advance its development plan for roxadustat in anemia associated with lower-risk myelodysplastic syndromes (“MDS”), a high-value indication with significant unmet medical need. The Company has finalized the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS with high transfusion burden. The Company is continuing with preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. The Company’s goal is to initiate the Phase 3 trial in the fourth quarter of 2026.

The U.S. Food and Drug Administration granted roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

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

The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 are unaudited. In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries, as well as any variable interest entity (“VIE”) for which Kyntra Bio is the primary beneficiary. All inter-company transactions and balances have been eliminated in consolidation.

The Company deconsolidates its subsidiary or business in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), as of the date the Company ceased to have a controlling financial interest in the subsidiary. Upon deconsolidation, all assets and liabilities of the former subsidiary are derecognized, any retained investment is recorded at its fair value, and any resulting gain or loss is recognized in the condensed consolidated statements of operations.

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

The Company analyzed the quantitative and qualitative factors and concluded that the sale of FibroGen International represents a strategic shift in the Company’s business and qualified as a discontinued operation since December 31, 2024. As a result, the Company determined that FibroGen International met the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) ASC 205, Presentation of Financial Statements. Accordingly, the operating results related to FibroGen International and the gain (loss) related to the Transaction are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations for all periods presented. See Note 3, Discontinued Operations and Divestiture, for related disclosures. Unless otherwise noted, discussion in the notes to the condensed consolidated financial statements, relates solely to the Company’s continuing operations.

Liquidity and Going Concern

The unaudited condensed consolidated financial statements are prepared in accordance with the U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on its current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating requirements for at least the 12 months following the issuance of the financial statements for June 30, 2026.

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

Net Income (Loss) per Share

The Company reported net income from continuing operations for the three months ended June 30, 2026. The effect of potentially dilutive securities to the diluted weighted-average shares outstanding is taken into consideration and the resulting impact on diluted net income per share were immaterial. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive and as such, these shares are not included in the calculation of diluted earnings per share. The Company reported a loss from continuing operations for the six months ended June 30, 2026 and the three and six months ended June 30, 2025. Therefore, dilutive common shares are not assumed to have been issued since their effect is anti-dilutive for these periods.

Diluted weighted average shares excluded the following potential common shares related to stock options, service-based restricted stock units (“RSUs”), performance-based RSUs (“PRSUs”), total shareholder return (“TSR”) awards and shares to be purchased under the 2014 Employee Stock Purchase Plan (“ESPP”) for the periods presented as they were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock options	544	490	512	500
RSUs, PRSUs and TSR awards	56	36	49	42
ESPP	35	—	35	—
	635	526	596	542

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

2. Deconsolidation of European Subsidiary

In April 2026, the Company’s subsidiary, FibroGen Europe Oy (“FibroGen Europe”), voluntarily filed for bankruptcy with the Finnish bankruptcy court. On April 16, 2026, the Helsinki District Court declared FibroGen Europe bankrupt and appointed an estate administrator to oversee the bankruptcy estate. As a result, the Company determined that it no longer maintained a controlling financial interest in FibroGen Europe and therefore deconsolidated the subsidiary effective April 16, 2026 in accordance with ASC 810. The Company determined that the deconsolidation did not represent a strategic shift that has a major effect on its operations and financial results. Accordingly, the results of the subsidiary have not been presented as discontinued operations.

FibroGen Europe had product development obligations to the Technology Development Center of the Republic of Finland (“TEKES”), consisting of 11 separate advances received between 1996 and 2008 pursuant to note agreements (the “TEKES Loans”). The advances were granted on a project-by-project basis to fund various product development activities undertaken solely by FibroGen Europe. Kyntra Bio was not a guarantor of the TEKES Loans, and the obligations were non-recourse to Kyntra Bio. Repayment of principal and accrued interest was not required unless FibroGen Europe had distributable funds.

FibroGen Europe’s balance sheet before the deconsolidation primarily included $19.2 million of the above-mentioned TEKES Loans, $12.5 million nonredeemable non-controlling interest, and $0.7 million of cumulative foreign currency translation adjustments. Upon deconsolidation, the Company derecognized the subsidiary’s assets and liabilities and recognized a $30.9 million gain on deconsolidation in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Upon deconsolidation, the Company measured any retained equity interest in FibroGen Europe at fair value in accordance with ASC 810 and determined that the fair value of such retained interest was zero as of April 16, 2026. Following deconsolidation, the Company accounts for any retained equity interest in FibroGen Europe under ASC 321, Investments — Equity Securities. The carrying value of the Company’s retained equity interest in FibroGen Europe remained zero as of June 30, 2026.

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

The Transaction was closed on August 29, 2025 for a total consideration of $220.4 million comprised of $85.0 million in cash for the enterprise value of FibroGen International and $135.4 million in net cash held in China. The total consideration included a $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. The Company does not expect such adjustments to be material, therefore have recorded the holdbacks as other receivable. On November 6, 2025, the Company received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing. On June 2, 2026, the Company received a $4.0 million payment from AstraZeneca, which is in full satisfaction of the final holdback. Such amount was included in the prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2025.

Historical Agreements with AstraZeneca and China Performance Obligation

In July 2013, the Company entered into a collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than China, not previously licensed under the Astellas Europe Agreement and Astellas Japan Agreement as discussed below in Note 4, Collaboration Agreements, License Agreement and Revenues, (“AstraZeneca U.S./RoW Agreement”). Later in 2024, the Company and AstraZeneca entered into an agreement to terminate the AstraZeneca U.S./RoW Agreement, effective as of February 25, 2024 (“AstraZeneca Termination and Transition Agreement”), as amended and restated on August 29, 2025. Neither party incurred any early termination penalties.

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

Financial Information of the Discontinued Operations

The financial results of the discontinued operations with respect to FibroGen International reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$—	19,655	$—	$59,472
Operating costs and expenses:
Cost of goods sold	—	4,290	—	9,692
Research and development	—	542	—	1,301
Selling, general and administrative	—	6,074	—	13,538
Total operating costs and expenses	—	10,906	—	24,531
Income from operations	—	8,749	—	34,941
Interest and other, net
Interest expense	—	(2,964)	—	(5,915)
Loss on divestiture	—	—	(66)	—
Interest income and other income (expenses), net	—	(1,367)	—	(2,649)
Total interest and other, net	—	(4,331)	(66)	(8,564)
Income (loss) before income taxes	—	4,418	(66)	26,377
Provision for income taxes	—	—	—	—
Investment income in unconsolidated variable interest entity	—	1,662	—	1,108
Income (loss) from discontinued operations, net of tax	$—	$6,080	$(66)	$27,485

The product revenue, net, consists primarily of revenues from sales of roxadustat commercial product to Falikang, a distribution entity jointly owned by AstraZeneca and FibroGen Beijing, as discussed above. Falikang was an unconsolidated VIE accounted for as an equity method investment, and considered as a related party to the Company. The net product revenue from sales to Falikang was $16.4 million and $53.3 million for the three and six months ended June 30, 2025, respectively. The other income from Falikang were immaterial for the three and six months ended June 30, 2025. The investment income in Falikang was $1.7 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

The significant non-cash items and capital expenditures for the discontinued operations with respect to FibroGen International included in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 were as follows (in thousands):

Six Months Ended June 30,
2025
Depreciation	$530
Investment income in unconsolidated variable interest entity	(1,108)
Impairment of property and equipment	2,062
Stock-based compensation	$943

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

The aggregate amount of consideration received under the Astellas Japan Agreement through June 30, 2026 totaled $105.1 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Japan, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Japan Agreement were not material for the three and six months ended June 30, 2026 and 2025.

The transaction price related to consideration received through June 30, 2026 and accounts receivable has been allocated to each of the performance obligations under the Astellas Japan Agreement, including $100.3 million for license and $17.1 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for the three months ended June 30, 2026 under the Astellas Japan Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Japan Agreement.

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

The aggregate amount of consideration received under the Astellas Europe Agreement through June 30, 2026 totaled $685.0 million, excluding drug product revenue that is discussed under the Drug Product Revenue, Net section below. Based on its current development plans for roxadustat in Europe, the Company does not expect to receive most or all of the additional potential milestones under the Astellas Europe Agreement.

Amounts recognized as license revenue and development revenue under the Astellas Europe Agreement were not material for the three and six months ended June 30, 2026 and 2025.

The transaction price related to consideration received through June 30, 2026 and accounts receivable has been allocated to each of the performance obligations under the Astellas Europe Agreement, including $619.0 million for license and $289.0 million for co-development.

There was no license revenue or development revenue resulting from changes to estimated variable consideration in the current period relating to performance obligations satisfied or partially satisfied in previous periods for three months ended June 30, 2026 under the Astellas Europe Agreement. The Company does not expect material variable consideration from estimated future co-development billing beyond the development period in the transaction price related to the Astellas Europe Agreement.

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

Drug Product Revenue, Net

Drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas was as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Astellas Japan Agreement	$(2,935)	$44	$(5,126)	$1,825
Astellas Europe Agreement	1,358	1,171	7,041	1,986
Drug product revenue, net	$(1,577)	$1,215	$1,915	$3,811

Astellas Japan Agreement

The Company updates its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment at each balance sheet date. As a result, the Company recorded a reduction to the drug product revenue of $2.9 million for the three months ended June 30, 2026. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

For the three months ended March 31, 2026, the Company updated its estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.2 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect changes in the listed price, among others.

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

As of June 30, 2026, the balances related to the API price true-up under the Astellas Japan Agreement were $2.9 million in accrued liabilities, representing the Company’s best estimate of the timing for these amounts to be paid. As of December 31, 2025, the balances related to the API price true-up under the Astellas Japan Agreement were $1.6 million in accrued liabilities.

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

For the six months ended June 30, 2026, the Company updated its estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, for the six months ended June 30, 2026, the Company reclassified $0.8 million from the related deferred revenue to accrued liabilities.

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

As of June 30, 2026, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $2.3 million in accrued liabilities, representing the Company’s best estimate that these amounts will be paid within the next 12 months. As of December 31, 2025, the related balance in accrued liabilities was $5.4 million, $3.8 million of which was paid to Astellas in the first quarter of 2026.

The Company recognized royalty revenue of $1.4 million and $1.2 million as drug product revenue from the deferred revenue under the Astellas Europe Agreement for the three months ended June 30, 2026 and 2025, and $2.9 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. It is the Company’s best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

The following table includes a roll-forward of the above-mentioned deferred revenues that are considered as contract liabilities related to drug product (in thousands):

	Balance at December 31, 2025	Additions	Recognized as Revenue	Reclassified to Accrued Liability / Accounts Payable	Balance at June 30, 2026
Drug product revenue - deferred revenue:
Astellas Europe Agreement	$(5,569)	$(6,164)	$2,862	$833	$(8,038)

5. Fair Value Measurements

The fair values of the Company’s financial assets that are measured on a recurring basis are as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$47,847	$—	$—	$47,847
Corporate bonds	—	26,679	—	26,679
U.S. government bonds	18,007	—	—	18,007
Total	$65,854	$26,679	$—	$92,533

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$24,302	$—	$—	$24,302
Corporate bonds	—	27,817	—	$27,817
Commercial paper	—	17,797	—	17,797
U.S. government bonds	31,922	4,991	—	36,913
Total	$56,224	$50,605	$—	$106,829

The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. There were no transfers of assets between levels during the three months ended June 30, 2026. During the six months ended June 30, 2026, a total of $6.0 million, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day. During the three and six months ended June 30, 2025, a total of $1.3 million and $7.8 million, respectively, of U.S. treasury notes and bills were transferred from Level 1 to Level 2 as such instruments were changed to off-the-run when they were issued before the most recent issue and were still outstanding at measurement day.

6. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash	$2,797	$2,309
Commercial paper	—	11,272
Money market funds	47,847	24,302
U.S. government bonds	—	9,989
Total cash and cash equivalents	$50,644	$47,872

Investments

As of June 30, 2026, the Company’s investments consist primarily of available-for-sale debt investments. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major investments type are summarized in the table below (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$26,721	$3	$(45)	$26,679
U.S. government bonds	18,034	—	(27)	18,007
Total investments	$44,755	$3	$(72)	$44,686

	December 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Corporate bonds	$27,800	$17	$—	$27,817
Commercial paper	6,525	—	—	6,525
U.S. government bonds	26,903	21	—	26,924
Total investments	$61,228	$38	$—	$61,266

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of June 30, 2026, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Corporate bonds	$22,322	$(45)	$—	$—	$22,322	$(45)
U.S. government bonds	18,007	(27)	—	—	18,007	(27)
Total	$40,329	$(72)	$—	$—	$40,329	$(72)

As of December 31, 2025, all available-for-sale securities in an unrealized loss position had immaterial unrealized losses.

As of June 30, 2026, the available-for-sale investments had remaining contractual maturities within two years.

The Company periodically assesses whether the unrealized losses on its available-for-sale investments were temporary. The Company considers factors such as the severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Based on the results of its review, the Company did not recognize any credit related losses or other impairment loss during the three and six months ended June 30, 2026 and 2025.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Holdback consideration receivable related to divestiture	$—	$4,000
Prepaid assets	943	1,015
Other current assets	833	1,121
Total prepaid expenses and other current assets	$1,776	$6,136

As of December 31, 2025, the Company recorded a $4.0 million receivable in prepaid expenses and other current assets for the holdbacks related to the closing of the divestiture of FibroGen International. On June 2, 2026, the Company received a $4.0 million payment from AstraZeneca, which is in full satisfaction of the final holdback. See Note 3, Discontinued Operations and Divestiture, for details.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Preclinical and clinical trial accruals	$4,716	$3,066
API and bulk drug product price true-up	5,194	6,977
Payroll and related accruals	1,958	3,983
Accrued restructuring charge	211	537
Professional services	8,896	2,465
Current portion of liability related to sale of future revenues	215	1,334
Other	1,922	1,821
Total accrued and other current liabilities	$23,112	$20,183

The accrued liabilities of $5.2 million and $7.0 million for API and bulk drug product price true-up as of June 30, 2026 and December 31, 2025, respectively, resulted from changes in estimated variable consideration associated with the API shipments fulfilled under the terms of the Astellas Japan Amendment, and the bulk drug product transferred under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement. See the Drug Product Revenue, Net section in Note 4, Collaboration Agreements, License Agreement and Revenues, for details.

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

The effective annual interest rate of the Initial Term Loan was 16.13% for the three and six months ended June 30, 2025. The Company recorded interest expense of $3.0 million and $5.9 million for the three and six months ended June 30, 2025, which was included in discontinued operations as the Company was required to repay the loan upon the closing of the divestiture of FibroGen International.

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

Over the course of the RIFA, the effective interest rate is affected by the amount and timing of drug product revenue and revenue from milestone payments recognized, the changes in the timing of forecasted drug product revenue and revenue from milestone payments, and the timing of the Company’s payments to NovaQuest. On a quarterly basis, the Company reassesses the expected total revenue and the timing of such revenue, recalculates the amortization of debt discount and transactions costs and effective interest rate, and adjusts the accounting prospectively as needed. The Company’s estimated effective annual interest rate was 15.16% as of June 30, 2026.

The following table summarizes the activities of the liability related to sale of future revenues for the six months ended June 30, 2026:

Six Months Ended June 30,
2026
Liability related to sale of future revenues - beginning balance	$67,314
Interest paid	(1,316)
Interest expense recognized	4,712
Liability related to sale of future revenues - ending balance	70,710
Less: Current portion classified to accrued and other current liabilities	(215)
Liability related to sale of future revenues, non-current	$70,495

During the three and six months ended June 30, 2026, the Company recognized, under Astellas Agreements, development revenue of $0.1 million and $0.3 million, respectively, and drug product revenue of $(1.6) million and $1.9 million, respectively. During the three and six months ended June 30, 2025, the Company recognized, under Astellas Agreements, development revenue of $0.1 million and $0.3 million, respectively, and drug product revenue of $1.2 million and $3.8 million, respectively. See Note 4, Collaboration Agreements, License Agreement and Revenue, for details.

During three and six months ended June 30, 2026, the Company recognized the related interest expense of $2.4 million and $4.7 million, respectively. During the three and six months ended June 30, 2025, the Company recognized the related interest expense of $2.0 million and $4.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company paid $1.3 million and $0.5 million accrued interest, respectively.

9. Income Taxes

Benefit from income taxes for the three and six months ended June 30, 2026 and 2025 were immaterial.

Based upon the weight of available evidence, which includes its historical operating performance, reported cumulative net losses since inception, the Company has established and continues to maintain a full valuation allowance against its net deferred tax assets as it does not currently believe that realization of those assets is more likely than not.

10. Commitments and Contingencies

Contract Obligations

As of June 30, 2026, the Company had outstanding total non-cancelable purchase obligations of $5.7 million for manufacture and supply of roxadustat and $1.0 million for general purchases. The Company expects to fulfill its commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

In addition, see Note 8, Liability Related to Sale of Future Revenues for details of the related obligations.

Legal Proceedings and Other Matters

From time to time, the Company is a party to various legal actions, both inside and outside the U.S., arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that the Company believes will result in a probable loss (including, among other things, probable settlement value) to adequately address any liabilities related to legal proceedings and other loss contingencies. A loss or a range of loss is disclosed when it is reasonably possible that a material loss will incur and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision. As of June 30, 2026, the Company did not have any material accruals for any active legal actions that it is named in.

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

As of June 30, 2026, the Company’s accrued liabilities related to these obligations were approximately $7.0 million based on its best estimate. The Company is unable to reasonably estimate the total amount of future indemnification costs beyond amounts currently accrued due to significant uncertainties regarding the duration, scope, and outcome of the proceedings.

11. Segment Information

The Company has one operating and reportable segment which primarily focuses on the development and commercialization of novel therapeutics to treat serious unmet medical needs. The Company has determined that the chief executive officer is the chief operating decision maker (“CODM”). The CODM assesses performance of the business, monitors budget versus actual results and manages and allocates resources to the Company’s operations using consolidated net income (loss) as the primary measurement. The CODM is regularly provided with entity-wide expense categories that are consistent with those found on the Company’s condensed consolidated statements of operations. These significant segment expenses include cost of goods sold, research and development expenses, selling, general and administrative expenses, and restructuring charge. Other segment items that are presented on the condensed consolidated statements of operations include interest expense, gain on deconsolidation of subsidiary, interest income and other income (expense), net, and provision for (benefit from) income taxes. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

We have finalized the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS with high transfusion burden and are continuing with preparations for the Phase 3 trial, while evaluating internal development and potential partnership opportunities for this late-stage program. Kyntra Bio’s goal is to initiate the Phase 3 trial in the fourth quarter of 2026.

The U.S. Food and Drug Administration (“FDA”) granted roxadustat Orphan Drug Designation for the treatment of MDS in December 2025.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except for per share data)
Result of Operations
Revenue	$(1,474)	$1,348	$2,264	$4,088
Operating costs and expenses	16,100	13,400	33,656	31,060
Total interest and other, net	29,547	(1,723)	28,233	(3,567)
Income (loss) from continuing operations	11,974	(13,683)	(3,158)	(30,449)
Income (loss) from continuing operations per share - basic and diluted	$2.96	$(3.38)	$(0.78)	$(7.54)

			June 30, 2026	December 31, 2025
			(in thousands)
Balance Sheet
Cash and cash equivalents			$50,644	$47,872
Short-term investments			40,674	41,106
Accounts receivable			347	216
Long-term investments			$4,012	$20,160

Our revenue for the three and six months ended June 30, 2026 primarily included $(1.6) million and $1.9 million, respectively, of drug product revenue from commercial-grade active pharmaceutical ingredient (“API”) or bulk drug product sales to Astellas. As a comparison, our revenue for the three and six months ended June 30, 2025 primarily included $1.2 million and $3.8 million, respectively, of drug product revenue from commercial-grade API or bulk drug product sales to Astellas. The revenue decreased compared to the same periods a year ago primarily due to the change in estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment (as defined below).

Operating costs and expenses for the three and six months ended June 30, 2026 increased compared to the same periods a year ago primarily as a result of the net effect of the following, respectively:

•
$3.5 million and $4.3 million higher legal expenses primarily related to estimated indemnification costs associated with a former officer;
•
$2.2 million and $2.1 million higher clinical trial expenses associated with FG-3246 Phase 2 trials;

•
$0.8 million and $2.2 million lower employee-related expenses primarily due to reduced headcount;
•
$0.9 million and $2.3 million lower equipment and facilities-related expenses due to cost control efforts;
•
$0.3 million and $1.6 million lower stock-based compensation primarily resulting from lower stock price and reduced headcount; and
•
$3.8 million higher cost of goods sold recorded during the six months ended June 30, 2026 corresponding to drug product revenue.

In April 2026, our subsidiary, FibroGen Europe, voluntarily filed for bankruptcy with the Finnish bankruptcy court. On April 16, 2026, the Helsinki District Court declared FibroGen Europe bankrupt and appointed an estate administrator to oversee the bankruptcy estate. As a result, we determined that we no longer maintained a controlling financial interest in FibroGen Europe and therefore deconsolidated the subsidiary effective April 16, 2026. Upon deconsolidation, we derecognized the subsidiary’s assets and liabilities and recognized a $30.9 million gain on deconsolidation. See Note 2, Deconsolidation of European Subsidiary, to the condensed consolidated financial statements for details.

For the three months ended June 30, 2026, we had income from continuing operations of $12.0 million, or an earnings per basic and diluted share of $2.96, as compared to a loss of $13.7 million, or a loss per basic and diluted share of $3.38, for the same period a year ago, and for the six months ended June 30, 2026, we had a loss from continuing operations of $3.2 million, or a loss per basic and diluted share of $0.78, as compared to a loss of $30.4 million, or a loss per basic and diluted share of $7.54, for the same period a year ago, primarily due to the gain on deconsolidation of subsidiary, offset by increases in operating costs and expenses and decreases in revenue.

Cash and cash equivalents, investments and accounts receivable totaled $95.7 million at June 30, 2026, a decrease of $13.7 million from December 31, 2025, primarily due to the cash used by operations as discussed under the Liquidity and Capital Resources section below.

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

An exploratory sub-study is evaluating FG-3180, a companion PET imaging agent, as a diagnostic radiopharmaceutical. All patients deemed eligible for participation in the Phase 2 trial will participate in the sub-study evaluating FG-3180 prior to randomization.

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

The diagnosed prevalence of MDS in the U.S. is estimated to be approximately 74,000, and continues to rise as more therapies become available and patients are living longer with MDS. Annual incidence rates are estimated to be 20,000 adults in the U.S., 70% of whom are considered lower-risk MDS.

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

We have finalized the Phase 3 trial protocol for roxadustat for the treatment of anemia in patients with lower-risk MDS and high transfusion burden after receiving further comments from the FDA. Our goal is to initiate the Phase 3 trial in the fourth quarter of 2026.

The FDA granted roxadustat Orphan Drug Designation for the treatment of MDS in December 2025. If roxadustat is approved for lower-risk MDS, Orphan Drug Designation would provide seven years regulatory exclusivity for roxadustat in lower-risk MDS in the U.S., along with additional economic and other benefits associated with Orphan Drug Designation.

The Phase 3 trial is planned to assess the safety and efficacy of roxadustat in a randomized, double-blind, placebo-controlled design in approximately 200 patients with lower-risk MDS. Alignment was reached with the FDA on key Phase 3 design elements, including the patient population (patients requiring ≥ 4 RBC units in two consecutive 8-week periods prior to randomization, who are refractory to, intolerant to, or ineligible for prior erythropoiesis-stimulating agent (ESA) therapy), dose regimen, and placebo control group with a 2:1 randomization. We have selected 8-week transfusion independence (“TI”) (over the first 24 weeks) as the primary endpoint of the study. The FDA recommended a longer duration of TI as the primary endpoint (16-weeks over 48 weeks), however, an 8-week primary endpoint is consistent with past and current placebo-controlled studies in this indication. We are including 12-week, 16-week, and 24-week TI (each over 48 weeks) as key secondary endpoints. Based on consultation with medical professionals, we believe the design of the study should provide sufficient evidence of patient benefit in this population of high-transfusion burden lower-risk MDS patients. The study is powered to detect meaningful statistically significant differences for the primary endpoint and all key secondary endpoints.

Phase 2/3 Clinical Trial in MDS

Topline 28-week data from MATTERHORN, our Phase 2/3 placebo-controlled, double-blind clinical trial of roxadustat for the treatment of anemia in MDS, was presented in the fourth quarter of 2023 at the American Society of Hematology annual conference.

As previously disclosed, more patients in the roxadustat arm (47.5% of 80 patients) achieved transfusion independence for 56 consecutive days (within the first 28 weeks) than the placebo arm (33.3% of 57 patients); however, the p-value was not significant. Our European Hematology Association (EHA) Congress 2026 presentation highlighted data from a post hoc analysis of the entire trial population, demonstrating that roxadustat led to similar rates of transfusion independence in both RS+ and RS- patients. In RS- patients, which comprised 84 of the 140 patients enrolled in the trial, treatment with roxadustat led to transfusion independence for ≥8 weeks (within the first 28 weeks) in 48% of patients vs. 28% for placebo.

In the post-hoc analysis of patients with high transfusion burden (4 or more packed RBC units over two consecutive 8-week periods), 36% of the 22 roxadustat patients achieved transfusion independence (8 weeks within the first 28 weeks), versus 7% of the 15 placebo patients (nominal p-value of 0.04). Treatment-emergent adverse events (“TEAEs”) were generally lower grade and managed medically with no new safety signals.

Roxadustat in Anemia of CKD

We and our collaboration partners developed roxadustat (爱瑞卓®, EVRENZOTM), which is currently approved in China, Europe, Japan, and numerous other countries for the treatment of anemia in CKD patients on dialysis and not on dialysis.

China – Roxadustat Commercial Program

On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement for a total consideration of $220.4 million, comprised of $85.0 million in enterprise value and $135.4 million in net cash held in China. This sale included all of our roxadustat assets in China, including FibroGen International’s subsidiary FibroGen Beijing and its 51.1% interest in Falikang. For additional details, refer to Note 3, Discontinued Operations and Divestiture, to the condensed consolidated financial statements.

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

Collaboration Partnerships for Roxadustat

Our current and future research, development, manufacturing and commercialization efforts with respect to roxadustat depend on funds from our collaboration agreements with Astellas and AstraZeneca. See Note 4, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

Astellas

In June 2005, we entered into a collaboration agreement with Astellas for the development and commercialization (but not manufacture) of roxadustat for the treatment of anemia in Japan (“Astellas Japan Agreement”). In April 2006, we entered into the Europe Agreement with Astellas for roxadustat for the treatment of anemia in Europe, the Commonwealth of Independent States, the Middle East, and South Africa (“Astellas Europe Agreement”). Under these agreements, the aggregate amount of consideration received through June 30, 2026 totaled $790.1 million. Based on the current development plans for roxadustat in Japan and Europe, we do not expect to receive most or all of the additional potential milestones under the Astellas Japan Agreement or the Astellas Europe Agreement.

In 2018, we and Astellas entered into an amendment to the Astellas Japan Agreement that allows Astellas to manufacture roxadustat drug product for commercialization in Japan (the “Astellas Japan Amendment”). The related drug product revenue was $(2.9) million for the three months ended June 30, 2026, and immaterial for the three months ended June 30, 2025, and ($5.1) million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

During the first quarter of 2021, we entered into an EU Supply Agreement with Astellas under the Astellas Europe Agreement to define general forecast, order, supply and payment terms for Astellas to purchase roxadustat bulk drug product from us in support of commercial supplies (the “Astellas EU Supply Agreement”). The related drug product revenue was $1.4 million and $1.2 million for the three months ended June 30, 2026 and 2025, and $7.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.

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

In July 2013, through our China subsidiary and related affiliates, we entered into a collaboration agreement with AstraZeneca for roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”). On August 29, 2025, we closed the sale of our China operations through FibroGen International to AstraZeneca Treasury Limited pursuant to the Share Purchase Agreement. For additional details, refer to Note 3, Discontinued Operations and Divestiture, to the condensed consolidated financial statements. Under the AstraZeneca China Agreement, the aggregate amount of consideration received through the sale of our China operations totaled $81.2 million.

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

We accounted for our investment in Falikang under the equity method, and Falikang was not consolidated into our consolidated financial statements. Our proportionate share of the reported profits or losses of Falikang, was included in the discontinued operations in the condensed consolidated statement of operations. See Note 3, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

Product revenue, net, was $19.7 million and $59.5 million for the three and six months ended June 30, 2025, respectively, majority of which were from the sales to Falikang, and was included in the discontinued operations. As discussed in Note 3, Discontinued Operations and Divestiture, to the condensed consolidated financial statements, the divestiture of FibroGen International was completed on August 29, 2025 and accordingly, the performance obligation to AstraZeneca was completely satisfied upon the closing of the divestiture.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)
Revenue:
Development and other revenue	$103	$133	$(30)	(23)%	$349	$277	$72	26%
Drug product revenue, net	(1,577)	1,215	(2,792)	(230)%	1,915	3,811	(1,896)	(50)%
Total revenue	$(1,474)	$1,348	$(2,822)	(209)%	$2,264	$4,088	$(1,824)	(45)%

Development revenue includes co-development and other development related services. We recognize development services as revenue in the period in which they are billed to our partners, excluding China. As of June 30, 2026, we do not expect to incur significant future co-development services. Other revenues consist of contract manufacturing revenue, patent transfer and sales of research and development material. Development and other revenue have not been material for any of the periods presented.

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

Total revenue decreased $2.8 million, or 209%, for the three months ended June 30, 2026, and decreased $1.8 million, or 45%, for the six months ended June 30, 2026, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Drug Product Revenue, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)
Drug product revenue, net:
Astellas Japan Agreement	$(2,935)	$44	$(2,979)	(6,770)%	$(5,126)	$1,825	$(6,951)	(381)%
Astellas Europe Agreement	1,358	1,171	187	16%	7,041	1,986	5,055	255%
Total drug product revenue, net:	$(1,577)	$1,215	$(2,792)	(230)%	$1,915	$3,811	$(1,896)	(50)%

Drug product revenue, net decreased $2.8 million, or (230)%, for the three months ended June 30, 2026, and decreased $1.9 million, or 50%, for the six months ended June 30, 2026, respectively, compared to the same periods a year ago.

Astellas Japan Agreement

During the second quarter of 2026, we updated our estimate of variable consideration related to the API shipments fulfilled under the terms of Astellas Japan Amendment, and accordingly recorded a reduction to the drug product revenue of $2.9 million. Specifically, the change in estimated variable consideration was based on the API held by Astellas at period end, adjusted to reflect changes in the estimated bulk product strength mix intended to be manufactured by Astellas, and foreign exchange impacts, among others.

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

During the second quarter of 2025, the adjustment to the drug product revenue was immaterial.

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

As of June 30, 2026, the balances related to the API price true-up under the Astellas Japan Agreement were $2.9 million in accrued liabilities, representing our best estimate of the timing for these amounts to be paid.

Astellas Europe Agreement

We recognized royalty revenue as drug product revenue, from the deferred revenue under the Astellas Europe Agreement, of $1.4 million and $1.2 million for the three months ended June 30, 2026 and 2025, and $2.9 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. It is our best estimate that the remainder of the deferred revenue will be recognized as revenue when uncertainty is resolved, based on the performance of roxadustat product sales in the Astellas territory.

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

For the six months ended June 30, 2026, we updated our estimate of variable consideration related to the bulk drug product transferred in prior years. Specifically, the change in estimated variable consideration was based on the bulk drug product held by Astellas at the period end, adjusted to reflect the changes in the estimated transfer price, forecast information, shelf-life estimates and other items. As a result, we further reclassified $0.8 million from the related deferred revenue to accrued liabilities. As of June 30, 2026, the balances related to the bulk drug product price true-up under the Astellas Europe Agreement and the Astellas EU Supply Agreement were $2.3 million in accrued liabilities, representing our best estimate that these amounts will be paid within the next 12 month. As of December 31, 2025, we recorded $5.4 million related balance in accrued liabilities, $3.8 million of which was paid to Astellas in the first quarter of 2026.

Operating Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)
Operating costs and expenses
Cost of goods sold	$2	$85	$(83)	(98)%	$4,108	$337	$3,771	1,119%
Research and development	6,821	5,865	956	16%	14,387	15,040	(653)	(4)%
Selling, general and administrative	9,266	7,057	2,209	31%	15,128	15,164	(36)	—%
Restructuring charge	11	393	(382)	(97)%	33	519	(486)	(94)%
Total operating costs and expenses	$16,100	$13,400	$2,700	20%	$33,656	$31,060	$2,596	8%

Total operating costs and expenses increased $2.7 million, or 20%, for the three months ended June 30, 2026, and increased $2.6 million, or 8%, for the six months ended June 30, 2026, respectively, compared to the same periods a year ago for the reasons discussed in the sections below.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026 and 2025 were immaterial. Cost of goods sold increased $3.8 million, or 1,119%, for the six months ended June 30, 2026, compared to the same period a year ago, primarily due to the cost associated with the intermediates drug product revenue of $3.3 million and the costs of bulk drug product delivered to Astellas of $0.9 million during the six months ended June 30, 2026.

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

The following table summarizes our research and development expenses incurred during the three and six months ended June 30, 2026 and 2025:

	Phase of	Three Months Ended June 30,		Six Months Ended June 30,
Product Candidate	Development	2026	2025	2026	2025
		(in thousands)
FG-3246	Phase 2	$4,753	$3,511	$9,076	$8,781
Roxadustat	Approved / Phase 3	2,041	1,105	4,683	1,562
Other research and development expenses		27	1,249	628	4,697
Total research and development expenses		$6,821	$5,865	$14,387	$15,040

The program-specific expenses summarized in the table above include costs we directly attribute to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and other indirect costs to our product candidates on a program-specific basis, and we include these costs in the program-specific expenses.

Research and development expenses increased $1.0 million, or 16%, for the three months ended June 30, 2026, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Increase of $2.2 million in clinical trials expenses associated with FG-3246 Phase 2 trials; and
•
Decrease of $0.8 million employee-related costs primarily due to lower headcount.

Research and development expenses decreased $0.7 million, or 4%, for the six months ended June 30, 2026, compared to the same period a year ago, primarily as a result of the net effect of the following:

•
Decrease of $1.9 million employee-related costs primarily due to lower headcount;
•
Decrease of $1.1 million in stock-based compensation primarily resulting from lower stock price and reduced headcount;
•
Decrease of $0.8 million in drug development expenses due to lower drug substance activities and lower logistic expenses associated with manufacturing activities for FG-3246 clinical trials;
•
Increase of $2.1 million in clinical trials expenses associated with FG-3246 Phase 2 trials; and
•
Increase of $1.6 million in outside services due to higher activities associated with FG-3246 studies in the current year period, as compared to activities related to pamrevlumab programs, which were completed and terminated in the prior year period.

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

SG&A expenses increased $2.2 million, or 31%, for the three months ended June 30, 2026, compared to the same period a year ago, primarily as a result of the net effect of the following, respectively:

•
Increase of $3.5 million in legal expenses primarily related to estimated indemnification costs associated with a former officer; and
•
Decrease of $0.7 million in equipment and facilities-related expenses due to cost control efforts.

SG&A expenses remained relatively flat for the six months ended June 30, 2026, compared to the same period a year ago, primarily as a result of the net effect of the following, respectively:

•
Increase of $4.3 million in legal expenses primarily related to estimated indemnification costs associated with a former officer;
•
Decrease of $1.8 million in equipment and facilities-related expenses and decrease of $1.1 million in outside services due to cost control efforts;
•
Decrease of $0.6 million in audit services due to lower audit activities; and
•
Decrease of $0.5 million in stock-based compensation primarily resulting from lower stock price and reduced headcount.

Interest and Other, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)
Interest and other, net:
Interest expense	$(2,368)	$(2,009)	$(359)	18%	$(4,795)	$(4,265)	$(530)	12%
Gain on deconsolidation of subsidiary	30,940	—	30,940	NM	30,940	—	30,940	NM
Interest income and other income (expenses), net	975	286	689	241%	2,088	698	1,390	199%
Total interest and other, net	$29,547	$(1,723)	$31,270	(1,815)%	$28,233	$(3,567)	$31,800	(892)%

________________________

NM = Not meaningful

Interest Expense

Interest expense represents the interest related to sale of future revenues and interest related to the Technology Development Center of the Republic of Finland product development obligations. Interest expense remained relatively flat for the three and six months ended June 30, 2026, compared to the same periods a year ago.

Gain on deconsolidation of subsidiary

In April 2026, our subsidiary, FibroGen Europe, voluntarily filed for bankruptcy with the Finnish bankruptcy court. On April 16, 2026, the Helsinki District Court declared FibroGen Europe bankrupt and appointed an estate administrator to oversee the bankruptcy estate. As a result, we determined that we no longer maintained a controlling financial interest in FibroGen Europe and therefore deconsolidated the subsidiary effective April 16, 2026. Upon deconsolidation, we derecognized the subsidiary’s assets and liabilities and recognized a $30.9 million gain on deconsolidation. See Note 2, Deconsolidation of European Subsidiary, to the condensed consolidated financial statements for details.

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

Interest income and other income (expenses), net increased $0.7 million, or 241%, and increased $1.4 million, or 199%, for the three and six months ended June 30, 2026, respectively, compared to the same periods a year ago, primarily due to higher interest income resulting from overall higher cash equivalents and investment balances during the current year periods.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Income (loss) from continuing operations before income taxes	$11,973	$(13,775)	$(3,159)	$(30,539)
Benefit from income taxes	(1)	(92)	(1)	(90)
Effective tax rate	—%	0.7%	—%	0.3%

Benefit from income taxes for the three and six months ended June 30, 2026 and 2025 were immaterial.

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

We determined that FibroGen International met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board Accounting Standards Codification ASC 205, Presentation of Financial Statements, as of December 31, 2024. Accordingly, the operating results related to FibroGen International are classified as discontinued operations, and have been reflected as discontinued operations in the condensed consolidated statements of operations. See Note 3, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

We have historically funded our operations principally from the sale of common stock (including our public offering proceeds), from the execution of collaboration agreements involving license payments, milestone payments, reimbursement for development services, and the associated product revenue and drug product revenue.

Upon the close of the sale of FibroGen International and its subsidiaries to AstraZeneca Treasury Limited on August 29, 2025, we received $210.4 million in cash paid at closing, and a total of $10.0 million cash payable by AstraZeneca at the closing subject to holdbacks of: (i) a $6.0 million holdback to offset final net cash adjustments which will be released following a customary adjustment process approximately 90 days post-closing (as such time may be extended for the parties to mutually agree upon final adjustments), and (ii) a $4.0 million holdback to satisfy any indemnity claims, which will be released, net of any claims paid or unresolved, nine months after the closing. On November 6, 2025, we received a $6.4 million payment from AstraZeneca, which is in full satisfaction of the first holdback of $6.0 million, plus $0.4 million that was an additional payment following the final net cash adjustments after closing. On June 2, 2026, we received a $4.0 million payment from AstraZeneca, which is in full satisfaction of the final holdback. See Note 3, Discontinued Operations and Divestiture, to the condensed consolidated financial statements for details.

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

Kyntra Bio timely submitted a compliance plan to Nasdaq. Kyntra Bio may also consider applying to transfer our securities to the Nasdaq Capital Market. If we are unable to maintain compliance or transfer and regain compliance, our common stock could become subject to delisting, which could adversely affect share price, liquidity, and ability to raise capital.

Cash and cash equivalents, investments and accounts receivable totaled $95.7 million at June 30, 2026, compared to $109.4 million as of December 31, 2025. Cash is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting of available-for-sale securities, and stated at fair value, are also available as a source of liquidity.

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

Cash Sources and Uses

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands), including both continuing operations and discontinued operations:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(17,878)	$15,401
Investing activities	20,691	(29)
Financing activities	(12)	(97)
Effect of exchange rate changes on cash and cash equivalents	(29)	2,388
Net increase in cash and cash equivalents	$2,772	$17,663

Operating Activities

Net cash used in operating activities was $17.9 million for the six months ended June 30, 2026 and consisted primarily of net loss of $3.2 million adjusted for non-operating cash items of $29.0 million, and a net increase in operating assets and liabilities of $14.4 million. The significant non-operating cash items included gain on deconsolidation of subsidiary of $30.9 million and stock-based compensation expense of $2.1 million. The significant items in the changes in operating assets and liabilities included the following:

•
Accrued and other liabilities increased $4.0 million, driven by higher accrued legal expenses;
•
Accounts payable increased $3.8 million driven by timing of invoicing and payments;
•
Accrued interest expense related to sale of future revenues increased $3.4 million due to the interest expense of $4.7 million accrued, offset by the interest payment of $1.3 million during the period. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details; and
•
Deferred revenue increased $2.5 million, driven by $6.2 million associated with the bulk drug product transferred to Astellas under the terms of the Astellas Europe Agreement and the Astellas EU Supply Agreement during the six months ended June 30, 2026; partially offset by $2.8 million royalty revenue recognized, and $0.8 million reclassified to accrued liabilities, resulting from changes in estimated variable consideration associated with the bulk drug product transferred to Astellas. See the Drug Product Revenue, Net section in Note 4, Collaboration Agreements, License Agreement and Revenues, to the condensed consolidated financial statements for details.

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
•
Deferred revenue increased $7.5 million, primarily related to the $10.0 million additional deferred revenue during the quarter due to changes in estimate associated with the China performance obligation; offset by the $2.0 million royalty revenue recognized from the deferred revenue under the Astellas Europe Agreement during the period;
•
Inventory decreased $4.2 million primarily driven by lower inventory production in China as we have decommissioned our API manufacturing facility in Cangzhou, China in late 2024;
•
Accrued interest expense related to sale of future revenues increased $3.7 million due to the interest expense of $4.1 million accrued, offset by the interest paid of $0.5 million during the period;
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

Net cash provided by investing activities was $20.7 million for the six months ended June 30, 2026 and consisted primarily of $31.8 million proceeds from maturity of investments and $4.0 million cash payment received from AstraZeneca, which is in full satisfaction of the final holdback related to divestiture of FibroGen International; partially offset by $15.0 million cash used in purchases of available-for-sale securities.

Net cash used in investing activities was immaterial for the six months ended June 30, 2025.

Financing Activities

Financing activities primarily reflect proceeds from strategic financing arrangements, cash paid for payroll taxes on restricted stock unit releases, and repayments of our lease liabilities and obligations.

Net cash used in financing activities was immaterial for the six months ended June 30, 2026 and 2025, respectively.

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

Commitments and Contingencies

Contractual Obligations

As of June 30, 2026, we had outstanding total non-cancelable purchase obligations of $5.7 million for manufacture and supply of roxadustat and $1.0 million for general purchases, all of which are expected to be paid within the next 12 months. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

Under the RIFA with NovaQuest, as of June 30, 2026, we had $70.7 million of liability related to sale of future revenues in the condensed consolidated balance sheets, $0.2 million of which we anticipate to pay within the next 12 month. Based on our current estimates of drug product revenue and revenue from milestone payments under the Astellas Agreements, and taking into the consideration of the terms under the RIFA, we anticipate to reach a payment cap up to $125.0 million by 2031. See Note 8, Liability Related to Sale of Future Revenues, to the condensed consolidated financial statements for details.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2026 compared with the disclosures in Part II, Item 7 of our 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal actions that arose in the ordinary course of our business. We recognize accruals for any legal action when we conclude that a loss is probable and reasonably estimable. We did not have any material accruals for any active legal action in our condensed consolidated balance sheet as of June 30, 2026, as we could not predict the ultimate outcome of these matters, or reasonably estimate the potential exposure. See Note 10, Commitments and Contingencies, to the condensed consolidated financial statements for details.

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
•
If our manufacturers or we cannot properly manufacture the appropriate volume of product, we may experience delays in development, regulatory approval, launch, or successful commercialization.*
•
We face substantial competition in the development and commercialization of product candidates.
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

Moreover, for any clinical trial to support a New Drug Application / Biologics License Application submission for approval, the U.S. Food and Drug Administration (“FDA”) and foreign regulatory authorities require compliance with regulations and standards (including Good Clinical Practice (“GCP”) requirements for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials) to ensure that (1) the data and results from trials are credible and accurate; and (2) that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we as the sponsor remain responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol under legal and regulatory requirements, including GCP.

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

Even if we do obtain regulatory approval, our product candidates may be approved for narrower indications than we request, approval may be contingent on the performance of costly post-marketing clinical trials, or approval may require labeling that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation and Mitigation Strategy (or other regulatory authorities may require the establishment of a similar strategy), that may restrict distribution of our approved products, if any, and impose burdensome implementation that impact commercial performance.

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

There is a general risk of delayed drug supply from any third-party provider in the supply chain, including raw material and components suppliers, export and customs locations, and shipping companies. Any delay or interruption in the supply of our product candidates or products could have a material adverse effect on our business and operations.

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

We or our partners may add or change manufacturers, change our manufacturing processes, or change packaging specifications to accommodate changes in regulations, manufacturing equipment or to account for different processes at new or second source suppliers. Manufacturing changes made to one of our drugs or drug candidates, include, but are not limited to, demonstration of comparability to approved/ in approval products and processes, additional clinical trials, delays in development or commercialization, earlier expiration dates, shorter shelf life, or specification failures, and those changes may materially impact our operations and potential profitability. This includes the scenario that the change may be unsuccessful and cause delays or other negative impact.

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
•
natural disasters, such as pandemics, floods, storms, earthquakes, tsunamis, and droughts, or accidents such as fire, that affect facilities, possibly limit or postpone production, and increase costs; and
•
failure to obtain a license to procure proprietary starting materials.

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

Even if we believe we have achieved positive clinical results, regulatory authorities conduct their own benefit-risk analysis and may reach different conclusions. Regulatory authorities may use, among other things, different statistical methods, different endpoints or definitions thereof, and different patient populations or sub-populations. Furthermore, while we may seek regulatory advice or agreement in key commercial markets prior to and after application for marketing authorization, regulatory authorities may change their approvability criteria based on the data, their internal analyses and external factors, including discussions with expert advisors. Regulatory authorities may approve one of our product candidates for narrower indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, even if we are able to provide positive data with respect to certain analyses, regulatory authorities may not include such claims on any approved labeling. The failure to obtain regulatory approval, or any label, population or other approval limitations in any jurisdiction, may significantly limit or delay our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable would likely reduce our potential revenue.

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

Reference pricing is used by various Europe member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, our partner or we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. In the U.S., government efforts to implement Most Favored Nation pricing policies, which would tie the price of certain drugs to the lowest price paid for the same drug in other economically comparable countries, could result in similar downward pricing pressure domestically if such policies are adopted and applied to our products. The Inflation Reduction Act of 2022 established a Medicare drug price negotiation program administered by CMS, under which selected drugs are subject to government-negotiated “maximum fair prices.” Small-molecule drugs such as roxadustat become eligible for selection earlier in their lifecycle than biologics. If any of our products become subject to this program, or if this framework is expanded, our revenue and our collaboration partners’ commercialization economics could be adversely affected. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unacceptable levels, our partner or we may elect not to commercialize our products in such countries, and our business and financial condition could be adversely affected.

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

For instance, the collaboration agreement between the Company and AstraZeneca, effective as of July 2013, for the development and commercialization of roxadustat for the treatment of anemia in the U.S. and all other countries in the world, other than the People’s Republic of China (“China”), not previously licensed to Astellas (the “AstraZeneca U.S./RoW Agreement”) was terminated on February 25, 2024 as amended and restated on August 29, 2025 (except for South Korea). Our collaboration agreement with AstraZeneca for the development and commercialization of roxadustat for the treatment of anemia in China (the “AstraZeneca China Agreement”) culminated as a result of the completion of the sale of FibroGen International (Hong Kong) Ltd. (“FibroGen International”) and its subsidiaries pursuant to the share purchase agreement entered into by the Company and AstraZeneca Treasury Limited on February 20, 2025, as amended on August 29, 2025 (the “Share Purchase Agreement”). This eliminates any additional potential milestones or other payments AstraZeneca could have made under the AstraZeneca U.S./RoW Agreement or the AstraZeneca China Agreement. And while we are now investigating new licensing opportunities for roxadustat, there can be no assurance that we will find such a partner or be able to agree to a license on reasonable terms.

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
•
termination of manufacturing agreements, fees associated with such termination, or nonrenewal of manufacturing agreements with third parties that may negatively impact our planned development and commercialization activities;
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

Risks Related to the Operation of Our Business

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or sustain profitability. We may require additional financing in order to fund our operations, which may be dilutive to our shareholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs and/or our commercialization efforts.*

We are a biopharmaceutical company with two lead product candidates in clinical development, roxadustat for anemia in lower-risk MDS in the U.S. and elsewhere, and FG-3246 (in conjunction with our PET imaging agent FG-3180) for mCRPC. Most of our revenue generated to date has been based on our collaboration agreements. We continue to incur significant research and development and other expenses related to our ongoing operations. Our loss from continuing operations were $58.2 million and $153.1 million for the year ended December 31, 2025, and 2024, respectively. As of June 30, 2026, we had an accumulated deficit of $1.7 billion. As of June 30, 2026, we had capital resources from cash and cash equivalents of $50.6 million and short-term and long-term investments of $44.7 million. Despite the commercialization efforts of Astellas for roxadustat for the treatment of anemia caused by chronic kidney disease, we anticipate we will continue to incur losses on an annual basis for the foreseeable future. Furthermore, due to the sale of FibroGen International to AstraZeneca Treasury Limited, we will not be due any royalty, development or milestone payments under the AstraZeneca China Agreement. If we do not successfully develop and continue to obtain regulatory approval for our existing or any future product candidates and effectively manufacture, market and sell the product candidates that are approved, we may never achieve or sustain profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

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

Legal proceedings, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our business, results of operations, financial condition, prospects, and stock price. Such costs include indemnification for proceedings against our current or former officers, and there is one ongoing proceeding against a former officer where costs are now material as set forth in the Indemnification Agreements section under Note 10, Commitments and Contingencies. Although we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. There can be no assurance that our cash resources will be sufficient to satisfy these obligations, and we may be required to seek additional financing.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above your purchase price.*

The market price of our common stock has at times experienced price volatility and may continue to be volatile. For example, during the 12-month period ended June 30, 2026, the closing price of our common stock on the Nasdaq Global Select Market has ranged from $5.25 per share to $12.43 per share. In general, pharmaceutical, biotechnology and other life sciences company stocks have been highly volatile in the current market. The volatility of pharmaceutical, biotechnology and other life sciences company stocks is sometimes unrelated to the operating performance of particular companies, and biotechnology and life science companies’ stocks often respond to trends and perceptions rather than financial performance. In particular, the market price of shares of our common stock could be subject to wide fluctuations in response to the following factors:

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

The notification received has no immediate effect on the listing of Kyntra Bio’s common stock on Nasdaq Global Select Market. We timely submitted a plan to Nasdaq to regain compliance and if such plan is accepted, Nasdaq may grant us with an extension of up to 180 days (September 29, 2026) to evidence compliance.

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

KYNTRA BIO, INC.

Date: August 13, 2026	By:	/s/ Thane Wettig
Thane Wettig
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ David DeLucia
David DeLucia
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)